Form 10QSB
period 1996-06-30
ONYX PHARMACEUTICALS INC
filed 1996-08-14
CIK 1012140

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                            ------------------------------

                                     FORM 10-QSB



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------  --------------
                              -----------------  --------------



Commission File Number: 0-28298
                        -------



                              ONYX PHARMACEUTICALS, INC.
                (Exact name of registrant as specified in its charter)

Delaware                                         94-3154463
- - --------                                         ----------
(State or other jurisdiction of             (IRS Employer ID Number)
incorporation or organization)

                                 3031 Research Drive
                             Richmond, California  94806
                       (Address of principal executive offices)

                                    (510) 222-9700
                 (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         ( ) Yes                       (X) No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 9,455,448 as of July 31, 1996.
           ---------

                              ONYX PHARMACEUTICALS, INC


                                        INDEX




PART I:   FINANCIAL INFORMATION

                                                                     PAGE

ITEM 1.   Financial Statements

              Condensed balance sheets - June 30, 1996 and
              December 31, 1995                                           3

              Condensed statements of operations - three and six months
              ended June 30, 1996 and 1995                                4

              Condensed statements of cash flows - six months ended
              June 30, 1996 and 1995                                      5

              Notes to condensed financial statements                     6

ITEM 2.       Management's discussion and analysis of financial
              condition and results of operations                         8


PART II:  OTHER INFORMATION

ITEM 4.       Submission of matters to a vote of securities holders      11

ITEM 6.       Exhibits and reports on Form 8-K                           13

SIGNATURES                                                               14

                              ONYX PHARMACEUTICALS, INC


PART I:  FINANCIAL INFORMATION

ITEM 1.
                               CONDENSED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)



                                                            June 30,         December 31,
                                                              1996               1995
                                                           -----------       ------------
ASSETS                                                     (unaudited)       (see Note 1)

Current Assets:
    Cash and cash equivalents                              $   30,925          $    3,779
    Short-term investments                                     11,407               8,704
    Other current assets                                          327                 400
                                                           -----------         -----------
            Total current assets                               42,659              12,883
Property and equipment, net                                     4,274               4,221
Notes receivable from officers and employees                      394                 419
Other assets                                                      310                 233
                                                           -----------         -----------
    TOTAL ASSETS                                           $   47,637          $   17,756
                                                           -----------         -----------
                                                           -----------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                       $      550          $      487
    Accrued liabilities                                         1,254                 826
    Accrued compensation                                          432                 342
    Deferred revenue                                              102               1,373
    Long-term debt, current portion                               390                 408
                                                           -----------         -----------
            Total current liabilities                           2,728               3,436
Long-term debt, noncurrent portion                                342                 544
Accrued rent                                                      234                 231

Stockholders equity:
    Preferred stock, $0.001 par value; 5,000,000 shares             -                   -
    authorized, none issued and outstanding
    Common stock, $0.001 par value: 25,000,000 shares               1                   1
    authorized, 9,455,448 and 6,197,895 shares issued and
    outstanding as of June 30, 1996 and December 31,1995,
    respectively
    Additional paid-in capital                                 70,929              34,825
    Deferred compensation                                        (767)               (111)
    Accumulated deficit                                       (25,830)            (21,170)
                                                           -----------         -----------
      TOTAL STOCKHOLDERS' EQUITY                               44,333              13,545
                                                           -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   47,637          $   17,756
                                                           -----------         -----------
                                                           -----------         -----------



                                See Accompanying Notes.

                              ONYX PHARMACEUTICALS, INC


                          CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT  PER SHARE AMOUNTS)
                                     (UNAUDITED)



                                                Three Months Ended                  Six Months Ended
                                                     June 30,                            June 30,
                                             -------------------------          -------------------------
                                                1996          1995                1996           1995
                                             ----------     ----------          ----------     ----------
Revenue:
    Contract revenue from related parties     $  1,888       $  1,692            $  3,850       $  3,049
    Other revenue                                   12              -                  24              -
                                             ----------     ----------          ----------     ----------

       Total revenue                             1,900          1,692               3,874          3,049

Operating expenses:
    Research and development                     3,541          3,239               7,083          6,366
    General and administrative                   1,058            804               1,913          1,556
                                             ----------     ----------          ----------     ----------

       Total operating expenses                  4,599          4,043               8,996          7,922
                                             ----------     ----------          ----------     ----------
Loss from operations                            (2,699)        (2,351)             (5,122)        (4,873)

Interest income, net                               332            200                 462            391
                                             ----------     ----------          ----------     ----------

       Net loss                               $ (2,367)      $ (2,151)           $ (4,660)      $ (4,482)
                                             ----------     ----------          ----------     ----------
                                             ----------     ----------          ----------     ----------

Net loss per share                            $  (0.41)      $  (1.56)           $  (1.29)      $  (3.29)
                                             ----------     ----------          ----------     ----------
                                             ----------     ----------          ----------     ----------

Shares used in computing net loss per share      5,814          1,378               3,608          1,361
                                             ----------     ----------          ----------     ----------
                                             ----------     ----------          ----------     ----------



                                See Accompanying Notes.

                              ONYX PHARMACEUTICALS, INC


                          CONDENSED STATEMENTS OF CASH FLOW
                                    (IN THOUSANDS)
                                     (UNAUDITED)



                                                                  Six months ended
                                                                      June 30,
                                                           -------------------------------
                                                              1996                1995
                                                           -----------         -----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                    $  (4,660)          $  (4,482)
Adjustments to reconcile net loss to net cash used
  in operating activities:
   Depreciation and amortization                                  731                 652
   Forgiveness of note receivable                                  25                  37
   Amortization of deferred compensation                          137                  10
   Changes in certain assets and liabilities:
     Other current assets                                          73                 (66)
     Other assets                                                 (77)                 (4)
     Accounts payable                                              63                 (52)
     Accrued liabilities                                          457                 138
     Accrued compensation                                          90                  74
     Accrued rent                                                 (26)                 60
     Deferred revenue                                          (1,271)                 54
                                                           -----------         -----------
Net cash used in operating activities                          (4,458)             (3,579)
                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                           (11,407)             (8,279)
Maturities of short-term investments                            8,704               8,347
Capital expenditures                                             (784)               (526)
Notes receivable from officers and employees                        -                 (16)
                                                           -----------         -----------
Net cash used in investing activities                          (3,487)               (474)
                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt                                       (220)               (423)
Net proceeds from issuance of preferred and common stock       35,311               3,626
                                                           -----------         -----------
Net cash provided by financing activities                      35,091               3,203
                                                           -----------         -----------
Net increase (decrease) in cash and cash equivalents           27,146                (850)
Cash and cash equivalents at beginning of the period            3,779               9,309
                                                           -----------         -----------
Cash and cash equivalents at end of the period              $  30,925           $   8,459
                                                           -----------         -----------
                                                           -----------         -----------

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid during the period                             $      61           $     111
                                                           -----------         -----------
                                                           -----------         -----------



                                See Accompanying Notes.

                              ONYX PHARMACEUTICALS, INC


                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 and three months ended March 31, 1996, included in the Company's Registration Statement on Form SB-2, File No. 333-3176-LA.

NOTE 2 .  NET LOSS PER SHARE

Historical net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares issued during the 12-month period prior to the initial filing of the Company's initial public offering at prices below the public offering price of $12.00 have been included in the calculation as if they were outstanding for all periods presented through March 31, 1996 (using the treasury stock method for stock options at the estimated public offering price).

Pro forma net loss per share has been computed as described below and also gives effect to the conversion of convertible perferred shares not included above that automatically converted upon completion of the Company's initial offering (using the if converted method) from original date of issuance. Pro forma net loss per share information is as follows (in thousands, except per share amounts):

                                       Three months          Six months
                                       ended June 30        ended June 30
                                    ------------------------------------------
                                       1996       1995       1996       1995
                                    ---------  ---------  ---------  ---------

Pro forma net loss per share          $(0.29)    $(0.33)    $(0.63)    $(0.70)
                                    ---------  ---------  ---------  ---------
                                    ---------  ---------  ---------  ---------
Shares used in computing pro forma
 net loss per share                    8,074      6,527      7,358      6,429
                                    ---------  ---------  ---------  ---------
                                    ---------  ---------  ---------  ---------


NOTE 3.  INITIAL PUBLIC OFFERING

On May 14, 1996 the Company completed an initial public offering of 2,500,000 shares of its common stock to the public at a price of $12.00 per share. In addition, the Company granted the underwriters an option to purchase up to 375,000 additional shares of common stock, which the underwriters exercised in full. The proceeds to the Company from the sale of 2,875,000 shares, net of the underwriters' discount and offering expenses payable by Onyx, totaled $31,185,000.

                              ONYX PHARMACEUTICALS, INC


                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (UNAUDITED)


NOTE 4.  COLLABORATIVE AGREEMENTS

In accordance with the terms of the agreement dated May 4, 1995 between ONYX Pharmaceuticals Inc. and Warner-Lambert Company, Warner-Lambert Company purchased 1,818,182 shares of preferred stock at an aggregate purchase price of $4.0 million on May 4, 1996. The preferred shares converted into 254,683 shares of common stock upon closing of the initial public offering.

In June 1996, the Company extended and expanded its BRCA1 research agreement with Eli Lilly for three years pursuant to which both parties will provide research funding and ONYX will receive milestone payments.


NOTE  5. MARKETABLE SECURITIES - AVAILABLE-FOR-SALE

The following is a summary of available-for-sale securities as of June 30, 1996:

                                            Available-
                                             for-sale
                                            Securities
                                          --------------
                                            Estimated
                                            Fair Value
                                          --------------
                                          (in thousands)
Cash equivalents:
   U.S. corporate securities               $     8,981
   Foreign corporate securities                  5,022
   Money market funds                            1,972
                                          --------------
                                                15,975
Short-term investments:
   U.S. corporate securities                      968
   Foreign corporate securities                 4,906
                                          --------------
                                                5,874
                                          --------------
Total available-for-sale securities        $   21,849
                                          --------------
                                          --------------


As of June 30, 1996, the difference between the fair value and the amortized cost of available-for-sale securities was insignificant. The average portfolio duration is approximately three months, and the contractual maturity of each of the investments does not exceed one year. Held at June 30, 1996 and excluded from short -term investments above is $14,632,000 and $4,970,000 of certificates of deposits and Bankers' Acceptances, respectively.

                              ONYX PHARMACEUTICALS, INC

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ONYX Pharmaceuticals, Inc. (the "Company" or "ONYX") was incorporated on February 14, 1992 and commenced operations on April 24, 1992. The Company is engaged in the discovery and development of novel therapeutics including both small molecule drugs and therapeutic viruses which are based upon the genetics of human disease. The Company has initially chosen to focus its research in the area of cancer. Currently, the Company has five therapeutic discovery programs focused on the following cancer mutations: p53, Ras, cell cycle checkpoints, BRCA1 and APC. The Company's lead product, ONYX-015, is an adenovirus which has been modified to replicate in and kill cancer cells with p53 mutations. These mutations occur in over 50% of human cancer cases. The Company's Investigational New Drug application ("IND") for ONYX-015 has been cleared by the FDA and a Clinical Trials Exemption ("CTX") has been cleared in the United Kingdom. In April 1996, the Company initiated human Phase I clinical trials for ONYX-015 in both countries in patients with p53-deficient tumors of the head and neck.

The Company intends to pursue its therapeutic discovery programs independently and in collaboration with pharmaceutical companies, and to collaborate with such companies on the development and commercialization of any products which may result from the Company's discovery programs. The Company has entered into collaborative agreements with Bayer Corporation ("Bayer") in the area of Ras oncogenes, Warner-Lambert Company ("Warner-Lambert") in the cell cycle area and Eli Lilly and Company ("Eli Lilly") on the function of the BRCA1 gene in breast cancer. In June 1996, the Company extended and expanded its BRCA1 research agreement with Eli Lilly for a further three years pursuant to which both parties will provide research funding and ONYX will receive milestone payments.

The Company completed an initial public offering in May 1996 resulting in net proceeds of approximately $31.2 million. On May 4, 1996, prior to the closing of the offering, Warner-Lambert purchased 1,818,182 shares of preferred stock at an aggregate purchase price of $4.0 million which converted into 254,683 shares of common stock upon the closing of the IPO.

The Company has not been profitable since inception and expects to incur substantial and increasing losses for the foreseeable future, primarily due to the expansion of its research and development programs, including preclinical studies and clinical trials. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 1996, the Company's accumulated deficit was approximately $25.8 million.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and those discussed in the Company's Registration Statement on Form SB-2 (File No. 333-3176-LA).

RESULTS OF OPERATIONS

THREE- AND SIX-MONTH MONTH PERIODS ENDED JUNE 30, 1996

REVENUES

The Company's contract revenue increased 12% to $1,888,000 and 26% to $3,850,000 for the three- and six-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. Contract revenues for the 1995 periods were $1,692,000 and $3,049,000, respectively. Revenues for the three- and six-month periods ended June 30, 1996 and 1995 were attributable to amounts earned for research performed under the Company's collaborations with Bayer, Warner-Lambert and Eli Lilly. The Company's collaborations with Warner-Lambert and Eli Lilly commenced in May 1995. Thus, the 1996 periods include revenue from each of these collaborations while the 1995 periods reflect minimal revenue from these research collaborators.

                              ONYX PHARMACEUTICALS, INC


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 9% to $ 3,541,000 and 11% to $7,083,000 for the three- and six-month periods ended June 30, 1996 respectively, as compared to the same periods in 1995. The increase was primarily due to additional preclinical and clinical costs associated with commmencement of Phase I clinical trials in the United States and the United Kingdom in April 1996 of ONYX-015, the lead product in the Company's p53 program.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 32% to $1,058,000 and 22% to $1,913,000 for the three- and six-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. This increase was primarily due to indirect charges related to the Company's IPO and increased compensation expenses.

NET INTEREST INCOME

The Company had net interest income of $ 332,000 and $462,000 for the three- and six- month periods ended June 30, 1996, respectively compared with $200,000 and $391,000 for the same periods in 1995. The increase in interest income reflects the Company's higher average cash and investment balances resulting from the proceeds from the IPO. Interest expense has declined as the Company has reduced its obligations under debt financing agreements.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through private placements of preferred stock with aggregate net proceeds of $38.8 million, $20.6 million from collaborative agreements, $1.7 million from United States government grants and $2.9 million from debt financing agreements. In order to fund future operations, in May 1996 the Company raised a further $31.2 million in net proceeds from its IPO.

The Company's cash and investments, were $42.3 million at June 30, 1996, compared with $12.5 million at December 31, 1995. The $29.8 million increase in cash, cash equivalents and short term investments was primarily the result of net proceeds from the IPO of $31.2 million and $4.0 million from the sale of preferred stock to Warner-Lambert. Cash used in operations totaled $4.5 million in the six- month period ended June 30, 1996. This cash was used primarily to fund increasing levels of clinical research and product development associated with ONYX-015, the lead product in the p53 Program, and the general and administrative expenses necessary to support the research and development operations. The Company expects cash used in operations may continue to increase as additional clinical trials for ONYX-015 commence and new programs are initiated.

Total additions for equipment and leasehold improvements for the three- and six-month periods ended June 30, 1996, were $332,000 and $784,000 respectively.
The Company expects to make expenditures for capital additions of approximately $800,000 during the second half of 1996. As of June 30, 1996, the Company had $2.7 million available through a line of credit collateralized by laboratory equipment and leasehold improvements.

The Company anticipates that its existing capital resources and interest thereon, and anticipated revenues from its existing collaborations, (without giving effect to any future equity investment by Warner-Lambert) will be sufficient to fund its current and planned operations through 1998. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods.

                              ONYX PHARMACEUTICALS, INC


BUSINESS RISKS

The Company is at an early stage of development. The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct these costly and time-consuming ativities.
All of the Company's potential products are in research or development and will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval. The development of new products is subject to a number of significant risks. Potential products that appear to be promising at an early stage of development may not reach the market for a number of reasons. Such risks include the possibilities that the potential products will be found ineffective or unduly toxic during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market or be precluded from commercialization by proprietary rights of third parties.

In addition, many of the Company's potential products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators. Moreover, the Company is entitled to only a portion of the revenues, if any, realized from the commercial sale of any of the potential products covered by the collaborations. Should the Company or its collaborators fail to perform in accordance with the terms of any of their agreements, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's results of operations.

The proposed products under development by the Company have never been manufactured on a commercial scale, and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. The Company has no sales, marketing or distribution capability. If any of its products subject to collaborative agreements are successfully developed, the Company must rely on its collaborators to market such products. If the Company develops any products which are not subject to collaborative agreements, it must either rely on other large pharmaceutical companies to market such products or must develop a marketing and sales force with technical expertise and supporting distribution capability in order to market such products directly.

The foregoing risks reflect the Company's early stage of development and the nature of its industry and proposed products. Also inherent in the Company's stage of development is a range of additional risks, including competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties regarding health care reform.

                              ONYX PHARMACEUTICALS, INC


PART II:  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders(1)

            (a) The Annual Meeting of Shareholders of ONYX Pharmaceuticals, Inc., a California corporation ("ONYX California") was held on April 30, 1996.

            (b) Each of management's nominees to the Board of Directors was elected by a vote of 6,048,616 common and preferred shares for and 0 withheld to serve until the next annual meeting. The nominees were: Brook H. Byers, Samuel D. Colella, Wolfgang Hartwig, Ph.D., Kevin J. Kinsella, Kathleen LaPorte, Frank McCormick, Ph.D., F.R.S., Walter H. Moos, Ph.D. and Hollings C. Renton.

            (c)    (i)  The other matter presented to the shareholders at the
                        Annual Meeting was the ratification of selection of Ernst & Young LLP as ONYX California's independent auditors for the fiscal year ending December 31, 1996:
                        6,048,616 for, 0 against and 0 abstain.

                  (ii) ONYX California also solicited the written consent of the shareholders on the following matters:

                        A. Approval of Certificate of Amendment to the Amended and Restated Articles of Incorporation:

                             869,950 common shares for, 0 against and 193,320 non-votes

                             5,196,640 preferred shares for, 0 against and 43,430 non-votes


                        B. Waiver and Amendment of the Investors' Rights Agreement, as amended:

                             5,520,220 common and preferred shares for, 0 against and 43,430 non-votes

- - -----------------
(1) Share numbers are on an as-if-converted to common stock basis and reflect a 1-for-7.139 reverse split of the common stock.

                        C. Approval of the reincorporation of ONYX California in Delaware and related changes to the rights of shareholders and approval of the Amendment and Restatement of the Certificate of Incorporation:

                             909,294 common shares for, 0 against and 156,329 non-votes

                             5,079,114 preferred shares for, 0 against and 160,944 non-votes

                        D. Approval of the 1996 Equity Incentive Plan, adoption of the 1996 Employee Stock Purchase Plan, adoption of the 1996 Non-Employee Directors' Stock Option Plan, adoption of form Indemnity Agreements and authorization to ONYX California to enter into such agreements with each of its executive officers and directors:

                             5,998,408 common and preferred shares for, 0 against and 317,273 non-votes

Item 6.  Exhibits and Reports on Form 8-K

              a)   Exhibits

                   10.4 Collaborative Research and License Agreement between the Registrant and Eli Lilly and Company, dated June 12, 1996

                   10.16 Second Amendment to Lease by and between Metcalf Family Living Trust and the Registrant dated May 11, 1996

                   11.1   Statement Regarding Computation of Net Loss Per
                          Share.

                   27.1   Financial Data Schedule


              b)   Form 8-K

                   No reports on Form 8-K were filed during the period covered by this report.

                              ONYX PHARMACEUTICALS, INC


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          ONYX PHARMACEUTICALS, INC



Date: August 14, 1996        By:  /s/ Hollings C. Renton
                                  ------------------------------
                                  Hollings C. Renton
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Date: August 14, 1996        By:  /s/ Douglas L. Blankenship
                                  ------------------------------
                                  Douglas L. Blankenship
                                  Director of Finance
                                  (Principal Financial and Accounting Officer)