Form 10QSB
period 1996-09-30
ONYX PHARMACEUTICALS INC
filed 1996-11-14
CIK 1012140

                              ONYX PHARMACEUTICALS, INC





                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                             ____________________________

                                     FORM 10-QSB



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                          OR

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   ----------------

Commission File Number:  0-28298
                         -------



                              ONYX PHARMACEUTICALS, INC.
                (Exact name of registrant as specified in its charter)

DELAWARE                                          94-3154463
--------                                          ----------
(State or other jurisdiction of                   (IRS Employer ID Number)
incorporation or organization)

                                 3031 Research Drive
                             Richmond, California  94806
                       (Address of principal executive offices)

                                    (510) 222-9700
                 (Registrant's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  (XX)   Yes       (   )   No


The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 9,477,004 as of October 31, 1996.
           ---------

                              ONYX PHARMACEUTICALS, INC

                                        INDEX




PART I:  FINANCIAL INFORMATION

                                                                            PAGE

ITEM 1.  Financial Statements

              Condensed balance sheets - September 30, 1996 and
              December 31, 1995                                              3

              Condensed statements of operations - three and nine  months
              ended September 30, 1996 and 1995                              4

              Condensed statements of cash flows - nine months ended
              September 30, 1996 and 1995                                    5

              Notes to condensed financial statements                        6

ITEM 2.  Management's discussion and analysis of financial
         condition and results of operations                                 8



PART II:  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                   13

EXHIBIT INDEX                                                                14

                              ONYX PHARMACEUTICALS, INC

PART I:  FINANCIAL INFORMATION

ITEM 1:


                                                  CONDENSED BALANCE SHEETS
                                             (IN THOUSANDS , EXCEPT SHARE DATA)

                                                               September 30,     December 31,
                                                                   1996               1995
                                                               -------------     ------------
ASSETS                                                          (unaudited)
Current assets:
    Cash and cash equivalents                                   $ 35,735          $  3,779
    Short-term investments                                         6,509             8,704
    Other current assets                                             505               400
                                                                --------          --------
         Total current assets                                     42,749            12,883

Property and equipment, net                                        4,159             4,221
Notes receivable from officers and employees                         381               419
Other assets                                                         317               233
                                                                --------          --------
    TOTAL ASSETS                                                $ 47,606          $ 17,756
                                                                --------          --------
                                                                --------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $  520            $  487
    Accrued liabilities                                            1,397               826
    Accrued compensation                                             549               342
    Deferred revenue                                               1,136             1,373
    Long-term debt, current portion                                  445               408
                                                                --------          --------
         Total current liabilities                                 4,047             3,436
Long-term debt, noncurrent portion                                   194               544
Accrued rent                                                         214               231

Stockholders' equity:
    Preferred stock, $0.001 par value;5,000,000 shares
    authorized, none issued and outstanding                            -                 -
    Convertible preferred stock, $0.001 par value, issuable
    in series; 92,000,000 shares authorized; 0 and
    37,408,880 shares issued and outstanding as of
    September 30, 1996 and December 31, 1995,
    respectively                                                       -                37
    Common stock, $0.001 par value: 25,000,000 shares
    authorized, 9,463,558 and 6,197,895 shares issued and
    outstanding as of September 30, 1996 and
    December 31,1995, respectively                                     1                 1
    Additional paid-in capital                                    70,921            34,788
    Deferred compensation                                           (699)             (111)
    Accumulated deficit                                          (27,072)          (21,170)
                                                                --------          --------
       TOTAL STOCKHOLDERS' EQUITY                                 43,151            13,545
                                                                --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 47,606          $ 17,756
                                                                --------          --------
                                                                --------          --------


                               See Accompanying Notes.

                              ONYX PHARMACEUTICALS, INC

                          CONDENSED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)




                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                       September 30,
                                                     ---------------------------         ---------------------------
                                                        1996              1995              1996              1995
                                                     ------------    -----------         ------------    -----------
Revenue:
    Contract revenue                                $  2,497          $  1,938          $  6,347          $  4,989
    Other revenue                                         61                10                85                10
                                                     -------          --------          --------          --------

         Total revenue                                 2,558             1,948             6,432             4,999

Operating expenses:
    Research and development                           3,358             3,222            10,441             9,590
    General and administrative                         1,023               867             2,936             2,423
                                                     -------          --------          --------          --------

         Total operating expenses                      4,381             4,089            13,377            12,013
                                                     -------          --------          --------          --------
Loss from operations                                  (1,823)           (2,141)           (6,945)           (7,014)

Interest income, net                                     581               176             1,043               567
                                                     -------          --------          --------          --------

    Net loss                                         $(1,242)         $ (1,965)          $(5,902)         $ (6,447)
                                                     -------          --------          --------          --------
                                                     -------          --------          --------          --------

Net loss per share                                   $ (0.13)         $  (1.42)         $  (1.06)         $  (4.72)
                                                     -------          --------          --------          --------
                                                     -------          --------          --------          --------

Shares used in computing net loss per share            9,461             1,381             5,559             1,367
                                                     -------          --------          --------          --------
                                                     -------          --------          --------          --------




                               See Accompanying Notes.

                              ONYX PHARMACEUTICALS, INC

                          CONDENSED STATEMENTS OF CASH FLOW
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                                                     Nine months ended
                                                                       September 30,
                                                                 ----------------------------
                                                                    1996              1995
                                                                 ----------        ----------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                          $(5,902)         $ (6,447)
Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                   1,129               990
    Forgiveness of note receivable                                     38               283
    Amortization of deferred compensation                             205                20
    Changes in certain assets and liabilities:
         Other current assets                                        (105)              (76)
         Other assets                                                 (84)              (34)
         Accounts payable                                              33               (49)
         Accrued liabilities                                          571               459
         Accrued compensation                                         207               150
         Accrued rent                                                 (17)               74
         Deferred revenue                                            (237)             (360)
                                                                  -------           -------
Net cash used in operating activities                              (4,162)           (4,990)
                                                                  -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                                (9,907)          (10,244)
Maturities of short-term investments                               12,102            14,329
Capital expenditures                                               (1,067)             (641)
Notes receivable from officers and employees                            -               (16)
                                                                  -------           -------
Net cash provided by investing activities                           1,128             3,428
                                                                  -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt                                           (313)             (639)
Net proceeds from issuance of preferred and common stock           35,303             3,628
                                                                  -------           -------
Net cash provided by financing activities                          34,990             2,989
                                                                  -------           -------

Net increase in cash and cash equivalents                          31,956             1,427
Cash and cash equivalents at beginning of the period                3,779             9,309
                                                                  -------           -------
Cash and cash equivalents at end of the period                    $35,735           $10,736
                                                                  -------           -------
                                                                  -------           -------


                               See Accompanying Notes.

                              ONYX PHARMACEUTICALS, INC



                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)


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

Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995 included in the ONYX Pharmaceuticals, Inc. (the "Company" or "ONYX") Registration Statement on Form SB-2, File No. 333-3176-LA.

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

Pro forma net loss per share has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that automatically converted upon completion of the Company's initial offering (using the if converted method) from original date of issuance. Pro forma net loss per share information is as follows (in thousands, except per share amounts)

                                                                       Three months                       Nine months
                                                                    ended September 30,               ended September 30,
                                                                 -------------------------         ---------------------------
                                                                  1996               1995            1996               1995
                                                                 --------          --------        --------           -------
Pro forma net loss per share                                    $(0.13)           $(0.30)          $(0.73)            $(0.99)
                                                                ------            ------           ------             ------
                                                                ------            ------           ------             ------
Shares used in computing pro forma net loss per share            9,461             6,621            8,059              6,493
                                                                ------            ------           ------             ------
                                                                ------            ------           ------             ------



NOTE 3.  INITIAL PUBLIC OFFERING

On May 14, 1996 the Company completed an initial public offering of 2,500,000 shares of its common stock to the public at a price of $12.00 per share. In addition, the Company granted the underwriters an option to purchase up to 375,000 additional shares of common stock, which the underwriters exercised in full. The proceeds to the Company from the sale of 2,875,000 shares, net of the underwriters' discount and offering expenses payable by ONYX, was approximately $31.2 million.

                              ONYX PHARMACEUTICALS, INC


                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)


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

In June 1996, the Company extended and expanded its BRCA1 research agreement with Eli Lilly for three years pursuant to which both parties will provide research funding and ONYX will receive milestone payments. A milestone payment of $685,000 was received in the current quarter ended September 30, 1996.


NOTE  5.  MARKETABLE SECURITIES - AVAILABLE-FOR-SALE

The following is a summary of available-for-sale securities as of September 30, 1996:

                                               Available-
                                               for-sale
                                              Securities
                                          --------------------
                                               Estimated
                                               Fair Value
                                          --------------------
                                             (in thousands)
Cash equivalents:
    U.S. corporate securities                  $  5,989
    Foreign corporate securities                  8,070
    Money market funds                           12,756
                                               --------
                                                 26,815
Short-term investments:
    U.S. corporate securities                     2,013
    Foreign corporate securities                  1,970
                                               --------
                                                  3,983
                                               --------
Total available-for-sale securities            $ 30,798
                                               --------
                                               --------


As of September 30, 1996, the difference between the fair value and the amortized cost of available-for-sale securities was insignificant. The average portfolio duration is approximately three months, and the contractual maturity of each of the investments does not exceed one year. Held at September 30, 1996 and excluded from short term investments above is $11,708,000 of certificates of deposits.

                              ONYX PHARMACEUTICALS, INC


                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW


ONYX Pharmaceuticals, Inc. (the "Company" or "ONYX") was incorporated on February 14, 1992 and commenced operations on April 24, 1992. The Company is engaged in the discovery and development of novel therapeutics including both small molecule drugs and therapeutic viruses which are based upon the genetics of human disease. The Company has initially chosen to focus its research in the area of cancer. Currently, the Company has five therapeutic discovery programs focused on the following cancer mutations: p53, Ras, cell cycle checkpoints, BRCA1 and APC. The Company's lead product, ONYX-015, is an adenovirus which has been modified to replicate in and kill cancer cells with p53 mutations. These mutations occur in over 50% of human cancer cases.
 The Company's Investigational New Drug application for ONYX-015 has been cleared by the FDA and a Clinical Trials Exemption has been cleared in the United Kingdom. In April 1996, the Company initiated human Phase I clinical trials for ONYX-015 in both countries in patients with p53-deficient tumors of the head and neck.

The Company intends to pursue its therapeutic discovery programs independently and in collaboration with pharmaceutical companies, and to collaborate with such companies on the development and commercialization of any products which may result from the Company's discovery programs. The Company has entered into collaborative agreements with Bayer Corporation ("Bayer") in the area of Ras oncogenes, Warner-Lambert Company ("Warner-Lambert") in the cell cycle area and Eli Lilly and Company ("Eli Lilly") on the function of the BRCA1 gene in breast cancer. In June 1996, the Company extended and expanded its BRCA1 research agreement with Eli Lilly for a further three years pursuant to which both parties will provide research funding and ONYX will receive milestone payments. A milestone payment of $685,000 was received in the current quarter ended September 30, 1996.


The Company completed an initial public offering ("IPO") in May 1996 resulting in net proceeds of approximately $31.2 million. On May 4, 1996, prior to the closing of the offering, Warner-Lambert purchased 1,818,182 shares of preferred stock at an aggregate purchase price of $4.0 million which converted into 254,683 shares of common stock upon the closing of the IPO.

The Company has not been profitable since inception and expects to incur substantial and increasing losses for the foreseeable future, primarily due to the expansion of its research and development programs, including preclinical studies and clinical trials. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 1996, the Company's accumulated deficit was approximately $27.1 million.


Except for the historical information contained herein, this overview and the following discussion contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Company's Registration Statement on Form SB-2 (File No. 333-3176-LA).

                              ONYX PHARMACEUTICALS, INC

RESULTS OF OPERATIONS

THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

REVENUES

The Company's contract revenues increased 29% to $2,497,000 and 27% to $6,347,000 for the three- and nine-month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. Contract revenues for the 1995 periods were $1,938,000 and $4,989,000, respectively. Revenues for the three- and nine-month periods ended September 30, 1996 and 1995 were attributable to amounts earned for research performed under the Company's collaborations with Bayer, Warner-Lambert and Eli Lilly. The 1996 periods include revenue from each of these collaborators in all quarters while revenue from Warner-Lambert and Eli Lilly in the 1995 periods commenced in May 1995. An additional reason for the percentage increases in contract revenues for the three- and nine-month periods ended September 30, 1996 was the $685,000 milestone payment received from Eli Lilly.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 4% to $ 3,358,000 and 9% to $10,441,000 for the three- and nine-month periods ended September 30, 1996 respectively, as compared to the same periods in 1995. The increase was primarily due to additional preclinical and clinical costs associated with current and planned Phase I clinical trials of ONYX-015, the lead product in the Company's p53 program.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 18% to $1,023,000 and 21% to $2,936,000 for the three- and nine-month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. This increase was primarily due to additional costs incurred as a result of being a public company and increased compensation expenses associated with additional staff.

NET INTEREST INCOME

The Company had net interest income of $581,000 and $1,043,000 for the three- and nine- month periods ended September 30, 1996, respectively compared with $176,000 and $567,000 for the same periods in 1995. The increase in interest income reflects the Company's higher average cash and investment balances resulting from the proceeds from the IPO. Interest expense has declined as the Company has reduced its obligations under debt financing agreements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through private placements of preferred stock with aggregate net proceeds of $38.8 million, $ 24.4 million from collaborative agreements, $ 1.8 million from United States government grants and $2.9 million from debt financing agreements. In order to fund future operations, in May 1996 the Company raised a further $31.2 million in net proceeds from its IPO.

The Company's cash, cash equivalents and short-term investments, were $42.2 million at September 30, 1996, compared with $12.5 million at December 31, 1995. The $29.7 million increase in cash, cash equivalents and short term investments was primarily the result of net proceeds from the IPO of $31.2 million and $4.0 million from the sale of preferred stock to Warner-Lambert (which was converted to common stock upon closing of the initial public offering). Cash used in operations totaled $ 4.2 million in the nine- month period ended September 30, 1996. This cash was used primarily to fund increasing levels of clinical research and product development associated with ONYX-015, the lead product in the p53 Program, and the general and administrative expenses necessary to support

                              ONYX PHARMACEUTICALS, INC

the research and development operations. The Company expects cash used in operations may continue to increase as additional clinical trials for ONYX-015 commence and new programs are initiated.

Total capital expenditures for equipment and leasehold improvements for the nine-month period ended September 30, 1996, was $1,067,000. The Company expects to make expenditures for capital additions of approximately $550,000 during the fourth quarter of 1996. The Company intends to construct a small scale manufacturing facility capable of producing material for clinical trials and potential sale for the p53 Program. The Company anticipates construction would be initiated in 1997 at an estimated cost of $2.0 million. As of September 30, 1996, the Company had $2.7 million available through a line of credit collateralized by laboratory equipment and leasehold improvements.

The Company anticipates that its existing capital resources and interest thereon, and anticipated revenues from its existing collaborations, (without giving effect to any future equity investment by Warner-Lambert) will be sufficient to fund its current and planned operations through 1998. There can be no assurance, however, that changes in the Company's operating expenses will not result in the expenditure of such resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods.

BUSINESS RISKS

The Company is at an early stage of development. The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct these costly and time-consuming activities.
All of the Company's potential products are in research or development and will require significant additional research and development efforts prior to any commercial use, including extensive preclinical and clinical testing as well as lengthy regulatory approval. The development of new products is subject to a number of significant risks. Potential products that appear to be promising at an early stage of development may not reach the market for a number of reasons. Such risks include the possibilities that the potential products will be found ineffective or unduly toxic during clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market or be precluded from commercialization by proprietary rights of third parties.

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

The Company intends to seek additional funding through collaborative arrangements, public or private equity or debt financings, capital lease transactions or other financing sources that may be available. However, there can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research

                              ONYX PHARMACEUTICALS, INC

or development programs or to obtain funds through collaborative arrangements with others that are on unfavorable terms or that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop itself.

The foregoing risks reflect the Company's early stage of development and the nature of its industry and proposed product. Also inherent in the Company's stage of development is a range of additional risks, including competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties regarding health care reform.

                              ONYX PHARMACEUTICALS, INC


PART II:  OTHER INFORMATION

Item  6.

    a) Exhibits

         Exhibit 11.1   Statement Regarding Computation of Net Loss Per Share

         Exhibit 27.1   Financial Data Schedule

    b) Form 8-K

         No reports on Form 8-K were filed during the period covered by this report.

                              ONYX PHARMACEUTICALS, INC


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ONYX PHARMACEUTICALS, INC



Date: November 14, 1996       By: /s/ Hollings C. Renton
                                 ---------------------------------
                                 Hollings C. Renton
                                 President, Chief Executive Officer and Director (Principal Executive Officer)




Date: November 14, 1996       By: /s/ Douglas L. Blankenship
                                 ---------------------------------
                                 Douglas L. Blankenship
                                 Director of Finance
                                 (Principal Financial and Accounting Officer)

                              ONYX PHARMACEUTICALS, INC


EXHIBIT INDEX
                                                                  SEQUENTIALLY
                                                                    NUMBERED
      EXHIBIT NUMBER          DESCRIPTION OF EXHIBITS                 PAGE
      --------------          -----------------------             ------------

            11.1   Statement Regarding Computation of Net Loss Per Share

            27.1   Financial Data Schedule