Form 10-K
period 1996-12-31
ONYX PHARMACEUTICALS INC
filed 1997-03-31
CIK 1012140

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934 FOR THE YEAR ENDED DECEMBER 31, 1996.

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO                   .

                          COMMISSION FILE NO. 0-28298

                            ------------------------

                           ONYX PHARMACEUTICALS, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                 94-3154463
   (State or other jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)

                              3031 RESEARCH DRIVE
                           RICHMOND, CALIFORNIA 94806
                                 (510) 222-9700

              (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK $.001 PAR VALUE
                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the last trade price of the common stock reported on the Nasdaq National Market on March 21, 1997 was approximately $56,333,000.

    The number of shares of common stock outstanding as of March 21, 1997 was 9,526,187.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Registrant's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting are incorporated herein by reference into Part III of this Report.

    Certain Exhibits filed with the Registrant's Registration Statement on Form SB-2 (Registration No. 333-3176-LA), as amended, and the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 are incorporated by reference into Part IV of this Report.

                                    PART I.

ITEM 1.  BUSINESS

OVERVIEW

    Onyx Pharmaceuticals, Inc. ("Onyx" or the "Company") is engaged in the discovery and development of novel therapeutics based upon the genetics of human disease, with an initial focus on cancer. The Company's goal is to capitalize on the discoveries of the past decade that have established cancer as a genetic-based disease. When certain genes are mutated, cells grow and proliferate unchecked and become resistant to internal mechanisms that would normally cause their death. The Company's drug discovery and development programs focus on innovative therapies which target the most frequent mutations causing cancer.

    Onyx has defined several important pathways by which normal cells become cancerous. Currently, the Company has five therapeutic discovery programs focused on the following cancer mutations: p53, ras, cell cycle checkpoints, BRCA1 and APC. The Company's lead product, ONYX-015, is an adenovirus which has been modified to replicate in and kill cancer cells with p53 mutations. These mutations occur in over 50% of human cancer cases. The Company's Investigational New Drug application ("IND") for ONYX-015 has been cleared by the United States Food and Drug Administration ("FDA") and a Clinical Trials Exemption ("CTX") has been cleared in the United Kingdom. The Company initiated human Phase I clinical trials for ONYX-015 in both countries in April 1996. The Company has completed treatment at six of seven dose levels in a Phase I open-label, dose escalation clinical trial in head and neck cancer. Additional Phase I clinical trials in pancreatic and ovarian cancer have been initiated.

    The Company's business strategy is to enter into collaborations with corporate partners in each of its drug development programs in order to gain complementary skills in drug development, clinical trials, regulatory affairs, and marketing and sales operations.

CANCER

    Cancer is a heterogeneous group of diseases characterized by uncontrolled growth and proliferation of abnormal cells. Cancer accounts for 22% of all deaths in the United States, ranking second only to cardiovascular disease. According to estimates by the American Cancer Society, approximately 1.3 million people in the United States were diagnosed with cancer in 1996, and approximately 60% of these individuals will die within five years following their diagnosis. Despite increased cancer screening and earlier diagnosis, and notwithstanding improved surgical procedures and new therapeutic regimens, there has been a steady rise in the overall cancer mortality rate in the United States over the past 50 years.

    Estimates for 1996 of new cancer cases and cancer deaths in the United States are presented below for some of the solid tumors which are targeted by the Company's drug discovery programs.

                     ESTIMATED DEATHS AND NEW CANCER CASES
                              UNITED STATES, 1996

CANCER TYPE                                                               DEATHS     NEW CASES
-----------------------------------------------------------------------  ---------  -----------
Lung...................................................................    158,700     177,000
Colon and rectum.......................................................     54,900     133,500
Breast.................................................................     44,560     185,700
Prostate...............................................................     41,400     317,100
Pancreas...............................................................     27,800      26,300
Ovary..................................................................     14,800      26,700
Head and neck*.........................................................     12,500      41,100
Kidney.................................................................     12,000      30,600
Bladder................................................................     11,700      52,900
Melanoma...............................................................      7,300      38,300
Uterus.................................................................      6,000      34,000
Cervix.................................................................      4,900      15,700

------------------------------

*   Includes cancers of the larynx, oral cavity and pharynx.

Source:  American Cancer Society

    According to the American Cancer Society, the direct costs of cancer patient care in the United States are estimated at $35 billion per year. The cancer drug market in the United States was estimated to be approximately $3.7 billion in 1996 which accounts for less than 10% of the direct costs of cancer patient care. The Company believes that the worldwide cancer drug market is approximately $7.4 billion per year.

    A major limitation in the treatment of cancer is that drug therapy at the present time continues to be primarily cytotoxic drugs. Cytotoxic drugs are toxic to all cells in the human body but are most lethal to faster-growing cells, including cancer cells. These cytotoxic drugs do not discriminate between malignant and normal cells, and therefore treatment with these drugs can have serious adverse side effects which frequently limit therapy. Biological drugs such as interferons have in some cases represented an improvement over classic cytotoxic therapy, but have proven effective on a limited basis in only certain types of cancer.

GENETIC BASIS OF CANCER

    Cancer is now known to be caused by a number of genetic changes, or mutations, which give the cancer cell a selective growth and survival advantage over normal cells. Some of these mutations result in an increased rate of cell division while others result in a decreased rate of cell death. The precise mechanisms by which these mutations achieve their effects are becoming better understood, providing opportunities for therapeutic intervention directly at the cause of the disease.

    Mutations that increase the rate of cell division affect two major pathways in cells. One of these, the ras pathway, is normally involved in instructing cells to divide in response to external signals, such as growth factors. Mutations in the ras gene cause the cell to divide continuously, even in the absence of external signals. The ras gene is thus turned on in many types of cancer cells. Genes whose products are turned on by mutation are referred to as oncogenes. Ras oncogenes are present in 90% of pancreatic cancers, 50% of colon and certain lung cancers and approximately 30% of cancers of many other types.

    The second pathway regulates the cell cycle, which is the process by which all cells duplicate themselves. During the cell cycle, certain proteins act as natural checkpoints to control orderly replication and ensure the fidelity of the process. If cells grow too rapidly or an error occurs in the replication of DNA, these checkpoint proteins act to stop cell growth. If mutations occur in checkpoint genes, uncontrolled growth results. The Company believes that the cell cycle checkpoints are turned off in approximately 90% of human cancer cells. Genes turned off by mutation are referred to as tumor suppressor genes.

    In addition, the body has a process to rid itself of damaged cells, including cancer cells that have mutations in ras pathway or cell cycle regulatory pathway genes. This process is referred to as apoptosis or cell suicide. The most frequent mechanism for inactivating the apoptosis pathway is through mutations in the p53 gene. These p53 mutations allow damaged or abnormal cells to survive and proliferate and are observed in over 50% of human cancer cases.

    In addition to the pathways described above, there are other genes that play a role in cancer. These include the tumor suppressor genes BRCA1 and APC, which cause some breast, ovarian and colon cancers.

ONYX TECHNOLOGY

    Onyx's research is directed toward identifying the function of genes associated with cancer, including the p53 gene, ras oncogenes, cell cycle checkpoint genes, the APC gene, and the BRCA1 gene. Insights into the pathways through which these genes operate are used by Onyx to identify points which might be targets for drug intervention.

    The activities involved in assigning functions to genes are collectively referred to as "functional genomics." Onyx scientists have identified functions and pathways of various cancer genes through the use of a number of technologies, including expression of recombinant proteins in different cell systems, novel tagging methods which allow rapid purification of recombinant proteins for functional studies, screening technologies which identify interactions of unknown gene products with known proteins, and various methods for ascribing functions to proteins.

    Proteins either directly encoded by cancer genes or which lie along pathways in which the cancer genes operate are potential targets for therapeutic intervention. Once biochemical functions are identified with these proteins, Onyx employs various technologies, including technology known as "reverse genetics," to interfere with these functions and assess the consequences in cell-based systems. Potential targets are validated by confirming that interfering with the target will modulate or reverse the cancerous process.

    After a target is validated, Onyx evaluates and implements work on potential approaches for using the target for drug discovery. One such approach is to develop high throughput screening assays to identify small molecule drugs which interfere with the function of the target. This approach is particularly applicable to targets such as oncogenes, which are turned on by mutation.

    Targets that are turned off by mutation, such as tumor suppressor genes, have been more difficult to approach. Onyx has discovered and is developing a proprietary new technology based on therapeutic viruses to target mutant tumor suppressor genes, such as p53. The therapeutic virus technology uses genetically engineered viruses to selectively kill cancer cells in which the target is present.

    In addition to cancer genes, functional genomics can be applied to any other gene of unknown function, including novel genes discovered by the Human Genome Project and other groups engaged in gene sequencing. The Company intends to continue to apply its functional genomics technology to the discovery of new therapeutic strategies for cancer and for other major diseases which have a genetic component.

DRUG DISCOVERY AND DEVELOPMENT PROGRAMS

    Onyx has established five drug discovery and development programs, all based on genetic mutations in cancer. Although the focus of each of these programs is the treatment of cancer, there may be other hyperproliferative diseases which may be addressed by product leads discovered in these programs.

                  ONYX DRUG DISCOVERY AND DEVELOPMENT PROGRAMS

  PROGRAM               PRODUCT                         INDICATION                 STATUS           PARTNER
------------  ----------------------------  ----------------------------------  ------------  -------------------
p53           ONYX-015                      Head and neck, pancreatic and       Phase I
                Therapeutic virus             ovarian cancers

                                            Other cancers                       Preclinical

Cell Cycle    Small molecule inhibitors     Most cancer indications; other      Preclinical   Warner-Lambert
                                              proliferative diseases

ras           Small molecule inhibitors     Colon, lung, pancreatic, and other  Discovery     Bayer
                                              cancers; other proliferative
                                              diseases

BRCA1         Inhibitors of BRCA1 pathways  Breast and ovarian cancer           Research      Eli Lilly

APC           Inhibitors of B-catenin       Colon cancer                        Research
                pathways

------------------------------

Phase I: Initial phase of human clinical testing to determine safety and maximum tolerated dose.

Preclinical:  Pharmacological and toxicological testing in animals.

Discovery:   Initiation of screening by Onyx's partner using validated assays developed by Onyx.

Research:   Initiation of research studies.

    P53 PROGRAM

    Mutations in the p53 tumor suppressor gene are the most common type of genetic abnormality in cancer and are found in over 50% of human cancer cases. The role of normal p53 in the cells is to detect errors in DNA and to either stop the cell cycle from proceeding until the errors are corrected or to force destruction of the cell via apoptosis or cell suicide. Loss of p53 is associated with decreased survival rates in breast, prostate, lung and bladder cancers.

    The Company's lead product, ONYX-015, is a genetically engineered adenovirus that preclinical studies have shown efficiently replicates in and kills tumor cells deficient in p53 tumor suppressor activity ("p53-deficient" cells) and not in normal cells. The specific modification of the virus prevents it from replicating efficiently in normal cells.

    Adenoviruses are common, relatively benign, viruses that are widespread in human populations. When an unmodified adenovirus infects a normal cell, it turns the cell into a factory for producing viral DNA and proteins. The cell is killed and thousands of new virus particles are released to infect neighboring cells. To take control of the cell, the virus must inactivate p53 which acts to prevent abnormal DNA replication. To inactivate p53, the virus makes a protein called E1B 55k which binds directly to p53 and blocks its function. Once p53 has been inactivated, the virus can replicate its DNA and proceed through its growth cycle.

    ONYX-015 has been modified so that it cannot make E1B 55k. As a result, it cannot disarm the p53 system when it infects normal cells, and should not complete its growth cycle. However, in the majority of cancer cells, p53 is already disarmed through mutation of the p53 gene or other mechanisms. When ONYX-015 infects these cells, the virus growth cycle proceeds unchecked, and it is expected that the cancer cells will be killed. It is also expected that new virus particles will be produced, and neighboring cancer cells will be infected and killed.

    IN VITRO and IN VIVO tests by the Company have shown that ONYX-015 replicates in and kills tumor cells with mutant p53 gene sequence. In addition, the Company has shown that tumor cells with normal p53 gene sequence but lacking p53 function are also destroyed by ONYX-015. ONYX-015 replication and cell killing effect is markedly reduced (100 to 1000 fold) in numerous normal cell types. However, certain normal skin cells appeared to be more sensitive to ONYX-015 than normal cells of other types tested. The p53 program includes studies of ONYX-015 and other viruses as well as research to learn more about their impact on normal cells and cells deficient in p53 tumor suppressor activity.

    ONYX-015 was tested in animal studies prior to the submission of applications to regulatory authorities in the United States and the United Kingdom. The product was shown to cause tumor shrinkage and complete tumor regressions in immunodeficient mice in which p53-deficient human tumor cell lines of various types were grown. ONYX-015 was found to be well-tolerated in safety studies in animals. ONYX-015 efficacy has not been tested in animals with a fully functioning immune system and the effect of the human immune response on ONYX-015 efficacy continues to be uncertain. No reliable immunocompetent animal tumor model currently exists, but the Company is attempting to develop a mouse tumor model. Based in part on a study conducted in the 1950's with unmodified adenovirus, the Company believes that the human immune response may reduce anti-tumor effects of ONYX-015 that would be observed in the absence of such a response. However, the extent of this effect cannot be predicted. If such reduction in anti-tumor effect is substantial, the Company may be required to develop an alternative viral strain or to include immunosuppressive drugs as part of the clinical regimen for ONYX-015.

    In January 1996 and December 1995, Onyx submitted an IND in the United States and a CTX in the United Kingdom, respectively, for permission from the FDA and comparable regulatory authorities in the United Kingdom to initiate human clinical studies with ONYX-015. Both applications were cleared and the Company initiated a Phase I open-label, dose escalation clinical trial in recurrent or locally advanced squamous cell carcinoma of the head and neck in April 1996. Endpoints in these studies include safety, determination of the maximally tolerated dose, evaluation of virus replication in the tumor mass and assessment of the patient's immune response to the injected virus. As of March 10, 1997, treatments at six of seven dose levels have been completed. Subject to completion of this Phase I study, the Company is planning a Phase II clinical trial in a similar patient population, injecting ONYX-015 directly into the tumor at the highest well-tolerated dose in order to obtain efficacy and additional safety data.

    The Company has opened two additional Phase I open-label, dose-escalation clinical trials with ONYX-015; one in patients with pancreatic cancer, and one in patients with ovarian cancer. Over the next twelve months, Onyx Pharmaceuticals plans to initiate additional Phase I clinical trials of ONYX-015.

    Onyx has self-funded the development of ONYX-015 to date. The Company is currently in discussions with several pharmaceutical companies regarding a possible collaboration for further preclinical and clinical development and commercialization of ONYX-015 and other potential therapeutic viruses which selectively replicate in p53-deficient cells. However, the Company has not reached agreement with any such company regarding this program, and there is no assurance that any such collaboration will be established.

    RAS PROGRAM

    The ras family of oncogenes were the first oncogenes to be identified in human cancer. They are present in 90% of pancreatic cancers, 50% of colon cancer and certain lung cancers, and approximately 30% of cancers of many other types, as well as some other proliferative diseases. Ras proteins play a central role in transmitting signals from the extracellular environment, via growth factor receptors on the cell surface, to the nucleus of the cell where DNA transcription is activated and the cell cycle is initiated. This series of signals is called the "signal transduction pathway." These signals result in cell growth and division. In normally functioning cells, when the extracellular signal stops, the signal transduction pathway also stops and cells stop growing. In cancer cells, abnormal ras proteins are produced that lock the signal transduction pathway in an active state even when extracellular signals are not being received, and cells therefore do not stop growing.

    It has been established that inhibition of ras oncogene function in cancer cells is sufficient to reverse cancer caused by these oncogenes. Ras proteins play crucial roles in the transmission of extracellular signals through a number of different pathways into the nucleus of the cell. A key property of these proteins is that they exist in two states: an inactive or off state, and an active or on state. These two states are subject to regulation at numerous points during this cycle of activation and deactivation. Mutations in the ras oncogenes destroy the off switch so that the proteins stay locked in the on state, thus resulting in uncontrolled growth.

    Onyx has made significant contributions to the delineation of the components of the ras signaling pathway and has converted these findings into drug discovery efforts to identify small molecule inhibitors of the activated pathways.

    Effective February 1994, the Company entered into a collaboration agreement with Bayer with respect to the ras Program. Under the terms of this agreement, Onyx is responsible for performing research on ras signaling pathways, identifying and validating targets for drug screening, and developing assays for screening small molecules. Bayer is responsible for screening its compound libraries, synthesizing chemical analogs of compounds that are identified in the screens, and conducting preclinical and clinical testing on compounds selected for development. Bayer is obligated, subject to certain conditions, to fund Onyx's research under the collaboration. In April 1996, the parties amended the agreement to add targets and programs outside ras. To date, the Company has transferred eight assays to Bayer. Active compounds identified by screening Onyx's and Bayer's compound libraries are undergoing further evaluation and characterization. Preliminary chemical analoging programs have been initiated by Bayer on several structural classes of compounds. The Company currently does not expect to commence clinical trials of any potential products from the ras Program for at least two to three years.

    CELL CYCLE PROGRAM

    The cell cycle is the process by which cells duplicate their DNA and then divide into two identical cells. This cycle is strictly regulated, so that cells only duplicate their DNA when conditions are perfectly favorable, and then only divide into two new cells when DNA has been precisely duplicated. Before cells commit to making DNA, they must pass through a checkpoint. If conditions appear favorable, they pass through the checkpoint and in normal cells may then begin DNA replication. In cancer cells, this checkpoint is defective and cancer cells can therefore duplicate their DNA in an unregulated manner. The molecular basis of this checkpoint is now relatively well known and understood to be a pathway that includes cyclin dependent kinases, the retinoblastoma tumor suppressor protein and a number of regulatory proteins such as the p16 protein. The Company believes that mutations are found in one of these components in over 90% of all cancers, resulting in a loss of checkpoint control.

    Onyx has developed screening assays to search for small molecule inhibitors of mutant cell cycle checkpoint genes which regulate DNA replication. The Company also has initiated research efforts to identify pathways regulating the second checkpoint in the cell cycle that controls the decision to begin cell division.

    In May 1995, the Company entered into a collaboration agreement with Warner-Lambert on the Cell Cycle Program. Under the terms of this collaboration, Onyx is responsible for performing research into cell cycle regulatory pathways, identifying and validating targets for drug screening, and developing assays for screening small molecules. Warner-Lambert uses these assays to screen its compound libraries, synthesizes and tests chemical analogs of classes of compounds which are identified in the screens, and conducts preclinical and clinical testing of compounds selected for development. In this agreement, Warner-Lambert is obligated, subject to certain conditions, to partially fund Onyx's researchers. Each of the parties must commit an equivalent number of researchers to the collaboration. From the initial two assays transferred by Onyx, the collaboration has identified a lead compound that Warner-Lambert is advancing into preclinical study. The Company has transferred an additional five assays for high throughput screening at Warner-Lambert. The Company currently does not expect to commence clinical trials of any potential products from the Cell Cycle Program for at least one to two years.

    BRCA1 PROGRAM

    Breast cancer is one of the most common causes of cancer-related mortality in women. A subset of breast cancers, representing an estimated 10% of the total number of cases, has an inherited component. As is the case with most inherited cancer genes, it is expected that the breast cancer genes identified to date may play a role in non-inherited breast cancers as well. One of the breast cancer genes, termed BRCA1, was identified through genetic studies of families exhibiting a high frequency of disease.

    Onyx has commenced a research effort to identify the function of the BRCA1 gene. This project was initiated by Eli Lilly as part of its BRCA1 research program, and is intended to lead to a pathway that will present opportunities for therapeutic intervention. The first objective of this project is to identify proteins which bind directly to the BRCA1 gene product. Onyx has cloned two novel genes of interest that express proteins which physically interact with BRCA1. Further analysis of these genes and their associated proteins is in progress. The Company currently does not expect to commence clinical trials of any potential products from the BRCA1 Program for several years.

    The BRCA1 Program was initiated in May 1995 with Eli Lilly as a one-year collaborative research and license agreement. In June 1996, Onyx and Eli Lilly agreed to extend and expand their collaboration for an additional three years. Under the terms of this agreement, Eli Lilly is funding a specific number of Onyx's researchers to conduct investigations into the identification of targets and compounds reactive with the BRCA1 gene product. Each of the parties must dedicate a specified number of researchers to the collaboration.

    APC PROGRAM

    Onyx's APC Program targets proteins which are regulated by the APC tumor suppressor gene. This gene, first identified through genetic studies of families exhibiting the disease familial adenomatous polyposis, is mutated in over 80% of human colon cancers and is now considered essential for cancer progression in this tissue. Recent studies have indicated that the APC gene may be mutated in other cancers as well. Onyx has validated APC as a target for drug discovery by demonstrating that reintroduction of the normal APC gene into colon cancer cells will reverse the cancerous properties of these cells.

    Onyx has shown that the loss of APC activity results in overexpression of the B-catenin protein, which in turn promotes uncontrolled growth through its interaction with other protein targets. These targets are now being identified and include certain transcription factors, the epidermal growth factor receptor, and certain kinases which have yet to be identified. The Company is evaluating these targets as a basis for therapeutic intervention. The Company currently does not expect to commence clinical trials of any potential products from the APC Program for several years.

RESEARCH AND DEVELOPMENT COLLABORATIONS

    Onyx intends to develop products which are discovered through the Company's research only in partnership with pharmaceutical companies. The stage at which the Company will seek a partner and the roles of Onyx and the partner will vary, depending on the nature of the program:

    - THERAPEUTIC VIRUSES. Onyx plans to conduct research and preclinical studies, file for regulatory approval to initiate human clinical studies, and conduct early clinical research on products based on therapeutic viruses, prior to seeking partnerships for such programs. The initiation of such partnerships, if any, could vary from the preclinical stage to Phase II clinical trials or later. The p53 Program is an example of this strategy.

    - SMALL MOLECULE DRUGS. Onyx intends to focus its efforts on identifying the function of novel genes, validating targets, and developing assays for high throughput screening of small molecule compound libraries. The Company plans to seek partners with diverse compound libraries, strong chemistry capabilities, and established preclinical, clinical and regulatory capabilities for small molecule drug development. The Company intends to establish such collaborations early in the discovery stage or in the research stage to access the partner's complementary discovery capabilities in chemistry and its library of small molecules. The ras and Cell Cycle Programs are examples of this strategy.

    The Company's strategy for entering collaborative partnerships is to seek partners with significant global presence and financial resources, whose development capabilities are complementary with those of the Company. To date, the Company has established collaborations with Bayer for the ras Program, Warner-Lambert for the Cell Cycle Program and Eli Lilly for the BRCA1 Program. The Company is presently pursuing collaboration discussions with a number of major pharmaceutical companies in the United States, Europe and Japan with respect to its p53 Program. The Company cannot predict whether or when any of such discussions will result in completed agreements or on what terms.

    The success of the Company's research and development programs is largely dependent upon the performance of its collaborative partners with respect to each program and the achievement of certain milestones under such collaboration, including the clearance of IND applications, the initiation of human clinical trials and the receipt of FDA approval to market products. No assurance can be given that any of such milestones will be achieved, that the Company's collaborative partners will fulfill their research, development and funding obligations or that they will not terminate such agreements without cause. Any such failure to achieve milestones or to perform such obligations, or any such termination of the agreements, would have a material adverse effect on the Company's business, financial condition and results of operations.

    BAYER CORPORATION

    Effective February 1994, Onyx established a research and development collaboration with Bayer to discover, develop and market compounds that inhibit the function of the ras pathway or that appropriately modulate the activity of such pathway in order to treat cancer and other diseases. In April 1996, the parties amended the agreement to provide that during the research term Onyx will, and Bayer may, propose additional cancer research targets or programs outside of ras for inclusion, by mutual agreement, in the research collaboration. No additional targets have been proposed by either party during the period ended December 31, 1996. In addition, Bayer agreed that the research collaboration would continue for its full five-year scheduled term (through January 1999), subject only to termination for breach or in the event of the acquisition of Onyx. The Company's obligation to propose certain cancer targets for inclusion in the collaboration may inhibit or delay the Company's ability to establish research collaborations with third parties related to such targets.

    The collaboration agreement provides for Bayer to pay Onyx an aggregate of $25.0 million to fund Onyx's research efforts over the five-year research term, of which $5.2 million was recorded by the Company as revenue in 1996, $5.2 million in 1995 and $5.5 million in 1994. In addition, Bayer made a $13.5 million equity investment in the Company in 1994. Bayer also has the right to have its nominee elected to the Company's Board of Directors until the later of
(i) the end of the research term or (ii) if the parties have a Collaboration Compound (as defined below) in clinical development, until such time as the parties do not have a Collaboration Compound in clinical development.

    Under the agreement, compounds that demonstrate the required level of activity in collaboration assays, as established by the Joint Research and Development Committee ("JRDC"), are deemed "Collaboration Compounds" subject to exclusive rights under the collaboration. For Collaboration Compounds selected by the JRDC for additional preclinical investigation, Bayer funds all such preclinical work necessary to determine which compounds to take into clinical development and to obtain approval for conducting clinical trials.

    The JRDC selects Collaboration Compounds (but excluding compounds active against Bayer-proposed targets) for joint development by the parties into products ("Collaboration Products"), and upon filing of an IND, the parties will share equally all costs of developing each Collaboration Product worldwide (excluding Japan), subject to each party's right to elect not to pay such costs. Under the agreement, Bayer shall make substantial payments to Onyx, based on achievement of development milestones by Collaboration Products, which payments are subject to repayment by Onyx out of its share of marketing profits and royalties, subject to certain annual limitations. Bayer shall market the Collaboration Products worldwide (excluding Japan), and Onyx has the option to co-promote such products in the United States, provided that the Company share equally all costs of development in which case its expenses would be paid out of product sales. Onyx and Bayer will share equally the marketing profits or losses from commercializing jointly developed Collaboration Products, although in the calculation of such net profits recognition is given to Bayer's investment in sales and marketing infrastructure. At any time during the development of a particular Collaboration Product, either party may terminate paying its share of such development costs, with the other party retaining exclusive, royalty-bearing rights to such product.

    Bayer has the sole and exclusive right to develop and market Collaboration Compounds as royalty bearing products in Japan and will bear all related development expenses. Further, Bayer has the sole and exclusive right to develop and market any Collaboration Compounds active against Bayer-proposed targets as royalty bearing products. In addition, either party may independently develop a Collaboration Compound as a royalty bearing product if the JRDC declined such party's proposal to select the compound for joint development as a Collaboration Product, but subject to the other party's right to require the return of such compound to the collaboration prior to commencement of clinical trials.

    WARNER-LAMBERT COMPANY

    In May 1995, Onyx entered into a research, development and marketing collaboration agreement with Warner-Lambert to discover and commercialize therapeutic agents that restore control of or otherwise intervene in misregulated cell cycle transitions related to pathological conditions, such as in tumor cells or proliferating vascular smooth muscle cells in arterial disease. Under the research collaboration, Onyx develops screening assays for particular targets selected by the parties, and transfers such assays to Warner-Lambert for high-throughput screening of Warner-Lambert's compound library to identify active compounds. Warner-Lambert is responsible for subsequent medicinal chemistry and preclinical investigations on such active compounds.

    Warner-Lambert will conduct and fund all clinical development, make regulatory filings and manufacture for sale the collaboration compounds. Warner-Lambert is also obligated to make additional payments for achievement of milestones in the development of collaboration compounds and has exclusive rights to manufacture, market and sell such products worldwide (excluding Japan) subject to payment of royalties to Onyx and to Onyx's right to co-promote such compounds in the United States. Moreover, Onyx's co-promotion rights terminate if there is a change of control of Onyx or Onyx files a New Drug Application ("NDA") on a competing product or receives FDA approval to market a competing product. Warner-Lambert and Onyx have agreed jointly to seek and negotiate with a Japanese company to enter a collaborative agreement covering the cell cycle field for the development and marketing of products in Japan. The Company cannot predict whether or when any of such discussions will result in completed agreements or on what terms.

    Onyx retains the right to develop a certain number of collaboration compounds independently, provided that Warner-Lambert does not accept Onyx's request that Warner-Lambert commence development of such compounds. Such compounds will be royalty bearing to Warner-Lambert, and Onyx will be obligated to pay Warner-Lambert certain milestone payments for achievement of development milestones.

    In March 1996, Warner-Lambert agreed to waive its right to terminate the agreement upon Dr. McCormick's commencing employment with the University of California, San Francisco (the "University") provided that Dr. Edward Harlow continues to serve on the Company's Scientific Advisory Board and Dr. McCormick remains at the University and continues to be available to consult with Warner-Lambert and the Company exclusively in connection with the collaboration through May 2, 1997. The Company has entered into a consulting agreement with Dr. McCormick to satisfy the requirements of the waiver in all other material respects. However, there can be no assurance that Dr. McCormick or Dr. Harlow will continue to serve as consultants and advisors to the Company.

    Under the collaboration agreement, each party must dedicate a specified number of scientific personnel to the collaborative research over the three-year research period, and Warner-Lambert will provide Onyx approximately $6.2 million of funding to support a substantial portion of Onyx's research efforts related to the collaboration. The Company recorded revenue of $2.1 million and $1.4 million in 1996 and 1995, respectively. In addition, Warner-Lambert made equity investments in the Company in May 1996 and May 1995 of $4.0 million and $3.0 million, respectively. Warner-Lambert also agreed to further purchase 192,941 shares of common stock on or before May 4, 1997 at a purchase price of $3.3 million, subject to the collaboration agreement remaining in force.

    Onyx and Warner-Lambert also entered into the Compound Library Access Agreement in which Warner-Lambert agreed to screen its compound library against assays for targets outside the Cell Cycle Program selected by Onyx and approved by Warner-Lambert, in its sole discretion. Based on the results of the screening, Onyx may select a number of active leads for further work, and Onyx will have exclusive rights to any products resulting from such leads for use against the identified targets, subject to payment of royalties and development milestone payments to Warner-Lambert on such products.

    ELI LILLY & COMPANY

    In May 1995, Onyx entered into a collaborative research and license agreement with Eli Lilly to conduct a one-year research program to discover and develop targets for drug discovery in the modulation of the BRCA1 breast cancer gene pathway. Under the agreement, Onyx was obligated to dedicate a specified number of scientists over the course of the year to identify targets and compounds reactive with the BRCA1 gene product. Eli Lilly provided funding to Onyx to support the costs of the researchers working on the project at Onyx, and Eli Lilly was also obligated to dedicate several Eli Lilly scientists to work on the research. In addition, Eli Lilly made a $600,000 equity investment in the Company in 1995.

    Under the collaboration agreement, Eli Lilly has the exclusive royalty bearing right to market products resulting from the research provided that, if Eli Lilly does not elect to do so, Onyx has the option to obtain an exclusive royalty bearing license to market such products. If Onyx were to develop and market such products, Onyx may be required to pay Myriad Genetics, Inc., Eli Lilly's licensor of certain BRCA1 technology, royalties on such products as well.

    In June 1996, Onyx and Eli Lilly agreed to extend the collaboration to June 1999 and to expand their research and development collaboration to discover and develop targets for drug discovery in the modulation of the BRCA1 breast cancer gene pathway. Under the collaboration agreement, each party must dedicate a specified number of scientific personnel to the collaborative research over the three-year research period.

    Eli Lilly will conduct and fund all clinical development, make regulatory filings and manufacture for sale the collaboration compounds. Eli Lilly is also obligated to make additional payments for achievement of milestones in the development of collaboration compounds and has exclusive rights to manufacture, market and sell such products worldwide subject to payment of royalties to Onyx. In September 1996, Eli Lilly made a milestone payment of $685,000 for the achievement of the collaboration's first milestone. Eli Lilly will provide Onyx approximately $3.0 million of research funding, exclusive of milestone payments, to support a substantial portion of Onyx's research efforts related to the collaboration. The Company recorded revenue of $910,000 and $375,000 in 1996 and 1995, respectively, inclusive of the September 1996 milestone payment.

    Either party may terminate the agreement at any time upon ninety (90) days advance written notice provided to the other party. The agreement also provides Eli Lilly the right to terminate the agreement upon thirty (30) days written notice if within sixty (60) days following the departure of Dr. Paul Polakis, Onyx is unable to select a replacement that is reasonably acceptable to Eli Lilly.

    CHIRON CORPORATION

    In April 1992, the Company was established by means of the transfer from Chiron to the Company of the drug discovery program being conducted at Chiron by Dr. Frank McCormick, the scientific founder of Onyx, and his research team. The work being conducted by this team at that time was primarily in the field of ras research. As part of such transaction, Chiron and Onyx executed a Technology Transfer Agreement dated April 24, 1992 (the "Transfer Agreement"), pursuant to which Chiron consented to the transfer of such research program, including the research team and its trade secrets and materials used in its research. Chiron also granted a license to Onyx under certain patent rights held by Chiron which are useful in such research. Such license was generally nonexclusive, although as part of such agreement Chiron agreed not to reestablish its research program in the field for a period of three years. In May 1994, in connection with the formation of the collaboration between Bayer and Onyx, the Transfer Agreement was amended to make Onyx the sole licensee under one of the research assays transferred from Chiron until January 1, 1999, in consideration of which the covenant against Chiron reestablishing its research program in the field was eliminated.

    In addition, through April 2007, Chiron has an option to receive a royalty-bearing license with respect to diagnostic and vaccine products of Onyx. Such license would be exclusive unless an arbitrator determines that Chiron does not have the ability to commercialize the product in question so as to provide

Onyx with a reasonable return, in which case such license will be co-exclusive. If Chiron does not exercise such option rights with respect to a particular product, then prior to the completion of Phase II clinical trials of the product, the Company may seek a third party licensee of the product in question, subject to a right of first refusal in favor of Chiron, and after the completion of Phase II clinical trials, the option rights of Chiron expire.

    The Transfer Agreement also provides that Onyx may propose collaborations to Chiron in the field of gene therapy. Such proposal would require that Onyx disclose to Chiron the material information known to Onyx regarding the program in question and also propose a set of terms. If such a proposal is made, and Onyx and Chiron do not reach agreement within 60 days after the proposal by Onyx, then the Company may, within 120 days thereafter, enter into an agreement regarding such program with a third party on terms no more favorable taken as a whole, to the third party than the terms which Onyx offered to Chiron. Chiron has advised Onyx that it believes the foregoing provision, in the context of other provisions of the Transfer Agreement, imposes an obligation on Onyx to offer gene therapy programs to Chiron pursuant to this mechanism before it licenses any such program to a third party. The Company does not agree that such provision imposes an obligation on Onyx to make such proposals. However, Chiron has agreed that this provision does not apply to the p53 Program for therapeutic applications.

    In addition, Chiron agreed to fund the Company's research and operating activities up to a maximum of $3.95 million. As of December 31, 1993, all such amounts were earned and received by the Company. Chiron also made equity investments in the Company totalling $402,000 in 1992.

MARKETING AND SALES

    The Company currently has no sales, marketing or distribution capability. The Company intends to rely on relationships with one or more pharmaceutical companies with established distribution systems and direct sales forces to market its products. In the event that the Company is unable to reach agreement with one or more pharmaceutical companies to market its products, it may be required to market its products directly and to develop a marketing and sales force with technical expertise and with supporting distribution capability. There can be no assurance that the Company will be able to establish in-house sales and distribution capabilities or relationships with third parties, or that it will be successful in gaining market acceptance for its products. To the extent that the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will depend upon the efforts of third parties, and there can be no assurance that such efforts will be successful.

MANUFACTURING

    The Company expects that its collaborative partners will manufacture products for clinical development and commercialization. Under the existing agreements, the Company's collaborative partners have the exclusive right to manufacture the products that result from those programs. The Company currently does not have the facilities to manufacture products for small or large scale clinical trials or in commercial quantities, and has no experience in such manufacturing. To manufacture its products for clinical trials or on a commercial scale, if the Company is required to or chooses to do so, it will have to build or gain access to a manufacturing facility which will require a significant amount of funds.

    The Company has been employing a contract manufacturer, MAGENTA Corporation ("MAGENTA"), for the clinical trial production of ONYX-015 and intends to use MAGENTA or other contract manufacturers for some or all of the Company's clinical trial production. The Company is aware of only a limited number of manufacturers who it believes would have the ability and capacity to manufacture this product or any other therapeutic viruses the Company may develop. Failure of any such third-party manufacturer to comply with state and federal regulations and to deliver the required quantities on a timely basis and at commercially reasonable prices would materially adversely affect the Company's business, financial condition and results of operations. No assurance can be given that the Company, alone or with a third party, will be able to make the transition to commercial-scale production of its potential products successfully, if at all, or that if successful, the Company will be able to maintain such production.

    The Company anticipates that substantial improvements in the manufacturing process and yield would be required to produce commercial quantities of ONYX-015. While the Company has built and expanded staffing of a process development laboratory to investigate the feasibility of improving the manufacturing process and yield, there can be no assurance that such improvements will be achieved. No assurance can be given as to the ability of the Company to produce or obtain clinical or commercial quantities of its potential products in compliance with applicable regulations or at an acceptable cost.

PATENTS AND PROPRIETARY RIGHTS

    The Company believes that patent and trade secret protection is crucial to its business and that its future will depend in part on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others, both in the United States and other countries. In January 1997, the Company received notice of allowance from the United States Patent and Trademark Office for claims covering the use of ONYX-015 for the treatment of p53-deficient cancers. As of March 21, 1997, the Company owned or had licensed rights to 11 United States patents and 32 United States patent applications, and generally, foreign counterparts of these filings. These patents and patent applications cover in most cases discoveries made with respect to biological materials and interactions of biological materials, including research tools used by the Company in its drug discovery programs. The Company's rights under five of the United States patents and nine of the United States patent applications are nonexclusive rights held under a license from Chiron that was granted to the Company in connection with its formation. Additionally, the Company has exclusive rights to one patent application under the Chiron license. The Company also has nonexclusive rights under one United States patent held under license from the State University of New York--Stony Brook.

    The Company's existing patent rights may not have a deterrent effect on competitors who are conducting or desire to commence competitive research programs with respect to the biological targets or fields of inquiry being pursued by the Company. In addition, with the exception of the allowed claims described above for ONYX-015, these patents and patent applications do not cover potential therapeutic products. The Company's ultimate patent position will depend on the success of its drug discovery program and its ability to obtain effective patent coverage for the compositions of matter identified in such drug discovery programs. Because the Company's drug discovery programs are at an early stage and, except in the p53 Program, potential products have not yet been identified, it cannot be determined whether potential products that may be derived from the Company's drug discovery program may be subject to the patent rights of third parties.

    Since patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions, and therefore the breadth of claims allowed in biotechnology and pharmaceutical patents or their enforceability cannot be predicted. To date there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents. There can be no assurance that any of the Company's patents or patent applications, if issued, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company against competitors with similar technology. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before any of the Company's products can be commercialized, any related patent may expire, or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent.

    The Company is aware of pending patent applications that have been filed by others that may pertain to certain aspects of the Company's programs. If patents are issued to others containing preclusive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. The Company's breach of an existing license or failure to obtain a license to technology required to commercialize its products may have a material adverse effect on the Company's business, financial condition and results of operations. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to seek licenses of the disputed rights from third parties or to cease using such technology if such licenses are not available and could have a material adverse effect on the Company's business, financial condition and results of operations.

    In respect of the foregoing, the Company is aware of a patent application filed in the United States, Europe, Japan and Canada by General Hospital Corporation, an affiliate of Massachusetts General Hospital. This patent application is related to research involving a modified herpes simplex virus but it also includes broader claims that, if they were to issue, would cover the p53 Program including ONYX-015. The Company believes, and has received an opinion from outside counsel to the effect, that claims made in the General Hospital patent application that may impinge on ONYX-015 and the p53 Program are not patentable. However, there can be no assurance that broad claims applicable to ONYX-015 or the p53 Program will not issue from the General Hospital patent application in one or more countries, that the Company would be successful in challenging any such claims, or that a license would be available under any such patent if it were to issue.

    The Company and its licensors also rely on trade secrets to protect its technology, especially where patent protection is not believed to be appropriate or obtainable. However, trade secrets are difficult to protect. The Company protects its proprietary technology and processes, in part, by confidentiality agreements with its employees, consultants, collaborators and certain contractors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. To the extent that Onyx or its consultants or research collaborators use intellectual property owned by others in their work for the Company, disputes may also arise as to the rights in related or resulting know-how and inventions.

GOVERNMENT REGULATION

    Regulation by government authorities in the United States and other countries will be a significant factor in the manufacturing and marketing of any products that may be discovered or developed by the Company, or that may arise out of the Company's research. All of the Company's products will require regulatory approval by government agencies prior to commercialization. The Company anticipates that its products will be subject to rigorous preclinical and clinical testing and premarket approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing and promotion of such products.

    The steps ordinarily required before a drug or biological product may be marketed in the United States include (a) preclinical and clinical studies; (b) the submission to the FDA of an IND which must become effective before human clinical trials may commence; (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug or biologic; (d) the submission to the FDA of a Product License Application and Establishment License Application ("PLA/ELA") for a biologic or an

NDA for a drug; and (e) FDA approval of the PLA/ELA or NDA, including inspection and approval of the product manufacturing facility.

    Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practice. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND will result in FDA clearance to commence clinical trials or that the lack of an objection means that the FDA will ultimately approve an application for marketing approval.

    Clinical trials involve the administration of the investigational product to humans under the supervision of a qualified principal investigator. In the United States, clinical trials must be conducted in accordance with Good Clinical Practices under protocols submitted to the FDA as part of the IND. In addition, each clinical trial must be approved and conducted under the auspice of an Institutional Review Board ("IRB") and with patient informed consent. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution conducting the clinical trial. The United Kingdom and certain other European and Asian countries have similar regulations.

    The goal of the Phase I clinical trials is to establish initial data about safety and tolerance of the investigational product in humans. In Phase II clinical trials, evidence is sought about the desired therapeutic efficacy of the investigational product, in limited studies with small numbers of carefully selected subjects. Efforts are made to evaluate the effects of various dosages and to establish an optimal dosage level and dosage schedule. Additional safety data are also gathered from these studies. The Phase III clinical trial program consists of expanded, large-scale, multicenter studies in the target patient population. The goal of these studies is to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosage regimen.

    All data obtained from this comprehensive development program are submitted as a PLA/ELA or an NDA to the FDA and the corresponding agencies in other countries for review and approval. FDA approval of a PLA/ELA or an NDA is required before marketing may begin in the United States. The FDA may elect to present data on the Company's products to one of its advisory committees for review and recommendation before PLA/ELA or NDA approval. Essentially all proposed products of the Company will be subject to demanding and time-consuming PLA/ELA or NDA or similar approval procedures in the countries where the Company intends to commercialize its products. These regulations define not only the form and content of the development of safety and efficacy data regarding the proposed product, but also impose specific requirements regarding manufacture of the product, quality assurance, packaging, storage, documentation and record keeping, labeling and advertising, and marketing procedures. Effective commercialization also requires inclusion of the Company's products in national, state, provincial, or institutional formularies or cost reimbursement systems.

    FDA approval of the Company's products, including a review of the manufacturing processes and facilities used to produce such products, will be required before such products may be marketed in the United States. The process of obtaining FDA approval can be costly, time consuming and subject to unanticipated delays. The FDA may refuse to approve an application if it believes that applicable regulatory criteria are not satisfied. The FDA may also require an additional testing for safety and efficacy of the drug. Moreover, if regulatory approval of a drug product is granted, the approval will be limited to specific indications. There can be no assurance that approvals of the Company's proposed products, processes or facilities will be granted on a timely basis, if at all. Any failure to obtain, or delay in obtaining, such approvals would have a material adverse affect on the Company's business, financial condition and results of operations. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which a product could be marketed. In some instances, regulatory approval may be granted with the condition that confirmatory (Phase IV) clinical studies be carried out. If these Phase IV studies do not confirm the results of previous studies, regulatory approval for marketing may be withdrawn. Failure to comply with FDA and other applicable regulatory requirements may result in, among other things, warning letters, civil penalties, criminal prosecution, injunctions, seizure or recall of products, total or partial suspension of production, or refusal of the government to grant approval or withdraw approval of the Company's products.

    In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Nuclear Regulatory Commission, the Resource Conservation and Recovery Act and other present and potential future federal, state or local regulations, and certain of the Company's potential products may require review by the Gene Therapy Advisory Committee of the United States National Institutes of Health. In other countries, similar regulations may apply. The Company's research and development involves the controlled use of hazardous materials and chemicals. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

    Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities will be necessary in foreign countries prior to the commencement of marketing of the product in such countries. The approval procedure varies among countries, can involve additional testing, and the time required may differ from that required for FDA approval. Although there is now a centralized European Community approval mechanism in place, each European country may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed. The Company expects to rely on corporate partners and licensees, along with Company expertise, to obtain governmental approval in foreign countries of drug and biological products discovered by the Company or arising from the Company's programs.

COMPETITION

    Onyx is engaged in a rapidly changing and highly competitive field. Other products and therapies that will compete directly with the products that the Company is seeking to develop and market currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those being pursued by the Company. Some of these competitive products are in clinical trials. In particular, Schering-Plough Corporation is conducting a Phase I clinical trial in colon metastases to the liver and Introgen Therapeutics, Inc. is conducting a Phase I clinical trial in head and neck cancer with p53 gene therapy products, and other companies are in earlier stages of research with small molecule drug and antisense approaches to treat p53-deficient tumors. Such products would compete directly with ONYX-O15. Other companies, including Merck & Co. and Genentech, Inc., are developing small molecule drugs to inhibit targets involving the ras pathways. Such products may compete with potential products identified in the Company's ras Program. Other companies are in earlier stages of research with small molecule drugs, gene therapy and antisense approaches to treat ras-related cancers. There can be no assurance that the Company's competitors will not succeed in developing cancer-specific therapies that are more effective than any that are being developed or that may be developed by the Company, or that would render the Company's technologies obsolete and noncompetitive. Moreover, there are currently commercially available products for the treatment of certain disease targets being pursued by the Company.

    Competition from fully integrated pharmaceutical companies and more established biotechnology companies is intense and is expected to increase. Substantially all of these companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than the Company. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Many of these competitors have significant products that have been approved or are in development and operate large, well funded research and development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for products and clinical development and marketing that compete with the Company's programs. These companies and institutions also compete with the Company in recruiting and retaining highly qualified scientific and management personnel. In addition to the above factors, Onyx will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There is no assurance that the Company's competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than the Company.

EMPLOYEES

    As of December 31, 1996, the Company had 109 full-time employees of whom 44 hold Ph.D. or M.D. degrees. Seventy-nine of the Company's employees are in research and development, and 30 are in business development, finance and administration. No Company employee is represented by a labor union and the Company considers its employee relations to be good.

SCIENTIFIC ADVISORY BOARD

    The Company's Scientific Advisory Board ("SAB") consists of individuals with expertise in many aspects of molecular oncology who advise the Company and provide critical review of the various development activities of the Company. The SAB meets several times a year. In addition, the SAB members consult with and meet informally with the Company on a frequent basis. Certain SAB members own shares of common stock of the Company. Each member of the SAB has entered into a consulting agreement with the Company covering the terms of their positions as consultants to the Company and as members of the SAB. On January 1, 1997, Dr. Frank McCormick, Vice President and Chief Scientific Officer, resigned from the Company to become the Director of the Cancer Research Institute at the University of California at San Francisco. He will continue as a consultant to the Company and Chairman of the SAB through December 1999. The members of the Company's SAB are as follows:

    HENRY BOURNE, M.D. has served as Professor of Pharmacology and Medicine at the University of California Medical Center in San Francisco since 1981. Dr. Bourne's research focuses on the molecules that transduce hormonal and other signals across cell membranes, with special emphasis on receptors and G proteins. Dr. Bourne is a member of the National Academy of Sciences.

    ERIC R. FEARON, M.D., PH.D. has served as the Maisel Professor of Oncology, as an Associate Professor in the Department of Internal Medicine, Human Genetics and Pathology, and as Associate Director for Basic Research, at the University of Michigan Comprehensive Cancer Center since July 1995. Prior to that, Dr. Fearon served as an Assistant Professor at Yale University School of Medicine in the Departments of Pathology and Biology. Dr. Fearon's research focuses on the understanding of the genetic defects that underlie the invasive and metastatic behavior of advanced forms of human cancer, particularly cancers of the colon and breast.

    DOUGLAS HANAHAN, PH.D. has served as Associate Director of the Hormone Research Institute since July 1992 and has served as a Professor in the Department of Biochemistry and Biophysics at the University of California, San Francisco since August 1988. Dr. Hanahan's laboratory is a leader in developing genetically engineered mouse models of cancer, and applying those models to identify key genetic and cellular changes that specify a tumor's developmental pathway and essential characteristics, including the control of angiogenesis and cell death, and increasingly in exploring transgenic mice as platforms for preclinical evaluation of therapeutic strategies.

    EDWARD E. HARLOW, JR., PH.D. has served as Scientific Director of the Massachusetts General Hospital Cancer Center and has served as Professor of Genetics at the Harvard Medical School since 1990. Dr. Harlow's research interests include regulation of the mammalian cell cycle, biochemistry of the retinoblastoma protein and related proteins and cdc2 kinases. Dr. Harlow is a member of the National Academy of Sciences.

    PETER M. HOWLEY, M.D. has served as Chairman of the Department of Pathology and as a professor at Harvard Medical School since July 1993, and previously served as Chief of the Laboratory of Tumor Virus Biology at the National Cancer Institute from 1973 to 1993. Dr. Howley has defined the genes and mechanisms by which the human papilloma viruses contribute to human cervical cancer. Dr. Howley has won numerous awards for his research which, most recently, includes the Paul Ehrlich-Ludwig Darmstaedter Prize. Dr. Howley was elected to the National Academy of Sciences in 1993, the Institute of Medicine in 1994, and to the American Academy of Arts and Sciences in 1996. Dr. Howley serves as the Chairman of the National Cancer Policy Board of the National Academy of Sciences.

    FRANK MCCORMICK, PH.D., F.R.S., founder of the Company served as Chairman of the SAB since March 1996, Vice President and Chief Scientific Officer of the Company from 1995 until December 31, 1996, and as a director of the Company since April 1992. Dr. McCormick served as Vice President of Research from April 1992 until 1995. Prior to founding the Company, Dr. McCormick served as Vice President of Therapeutic Research at Chiron from December 1991 until April 1992. Prior to that, Dr. McCormick was employed at Cetus in various positions from 1982 until December 1991, serving as Vice President of Discovery Research of Cetus from 1990 until December 1991. Dr. McCormick received a Ph.D. in biochemistry from Cambridge University in England, and completed post-doctoral research at the State University of New York at Stony Brook and the Imperial Cancer Research Fund in London. He is a Fellow of the Royal Society of Great Britain.

    BRUCE A.J. PONDER, PH.D. FRCP, has served as Director of the Cancer Research Campaign's Human Cancer Genetics Research Group at Cambridge University since June 1989. Since 1993, Dr. Ponder has been Professor of Human Cancer Genetics and since January 1996, Dr. Ponder has also been Professor and head of the Department of Clinical Oncology at Cambridge University. Dr. Ponder's research focuses on hereditary syndromes predisposing individuals to cancer.

    EILEEN WHITE, PH.D. has served as a resident faculty member at the Center for Advanced Biotechnology and Medicine and has served as an Associate Professor in the Department of Biological Sciences at Rutgers University since July 1990. Dr. White's research focuses on the function of the adenovirus E1B oncogene and the regulation of apoptosis by the transforming proteins of adenovirus.

    OWEN N. WITTE, M.D. has served as Professor of Microbiology at the University of California at Los Angeles since 1980 and as a Howard Hughes Institute Investigator since 1984. Dr. Witte's research focuses on genes associated with cancer and other diseases, including the Abelson murine leukemia virus tyrosine kinase oncogene, the BCR-ABL oncogene, and the gene responsible for X-linked agammaglobulinemia. Dr. Witte has been the recipient of the Rosenthal Prize from the American Association of Cancer Research, the Dameshek Prize of the American Society of Hematology and the Milken Family Award in Cancer Research.

ADDITIONAL BUSINESS RISKS

    THE DISCUSSION IN THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS DISCUSSED BELOW AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS", AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT.

    UNCERTAINTIES RELATED TO EARLY STAGE OF DEVELOPMENT

    Onyx is at an early stage of development and must be evaluated in light of the uncertainties present in an early-stage biotechnology company. Since its inception in 1992, the Company has devoted substantially all of its resources to the research and development of potential products and no revenue has been generated from product sales. If any products result from the Company's research and development programs, they are not expected to be commercially available for a number of years even if they are successfully developed and proven to be safe and effective. There can be no assurance that any of the Company's product development efforts will be successfully completed, that any of the Company's products will be proven to be safe and effective, that regulatory approvals will be obtained at all or be as broad as sought, that the Company's products will be capable of being produced in commercial quantities at reasonable cost or that any products, if introduced, will achieve market acceptance.

    TECHNOLOGICAL UNCERTAINTY

    Drug discovery methods based upon the genetic basis of cancer are relatively new, and there can be no assurance that the Company will be able to employ these methods of drug discovery successfully or that these methods will lead to the discovery of commercially viable pharmaceutical products. Only one of the Company's compounds, the ONYX-015 therapeutic virus, has entered human clinical trials, and there can be no assurance that any of the Company's other current or future research and development programs will lead to additional compounds which will be submitted for clinical testing or advance to human clinical trials. Even if the Company's potential products are found to be safe or efficacious, or otherwise to have utility, they will require significant additional research and development efforts, preclinical and clinical testing, regulatory approvals, and additional investment prior to their commercialization, and there can be no assurance that any of these efforts will be successful.

    UNCERTAINTIES RELATED TO CLINICAL TRIALS

    Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company or its collaborative partners must demonstrate through preclinical testing and clinical trials that the product is safe and effective for use in each target indication. The results from preclinical testing and early clinical trials may not be predictive of results that will be obtained in later clinical trials and large scale testing, and there can be no assurance that clinical trials of products identified by or developed in collaboration with the Company will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials may require the enrollment of large numbers of patients and suitable patients may be difficult to identify and recruit. A number of companies in the pharmaceutical industry have suffered significant setbacks in every stage of clinical trials, even in advanced clinical trials after promising results in earlier trials. Any delays in, or termination of, the clinical trial efforts of the Company or its collaborative partners would have a material adverse effect on the Company's business, financial condition and results of operations.

    NEED TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS

    The Company is highly dependent on its corporate officers and other principal members of its scientific and management staff, the loss of any of whose services might significantly delay or prevent the achievement of the Company's research, development or business objectives. In addition, the Company relies on consultants and advisors, including the members of its Scientific Advisory Board, to assist the Company in formulating its research and development strategy. None of the Company's consultants and advisors are employees of the Company and all have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to the Company. In order to pursue its product development plans, the Company will be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation and manufacturing. These requirements are also expected to demand additional management personnel and the development of additional expertise by existing management personnel. The Company faces competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms, if at all, and the failure to do so would have a material adverse effect on the Company, including its ability to enter into additional collaborative arrangements.

    DEPENDENCE ON COLLABORATIVE AGREEMENTS

    The Company's strategy for the development, clinical trials, manufacturing and commercialization of its products includes maintaining and entering into various collaborations with corporate partners, licensors, licensees and others. To date, the Company has entered into collaborative arrangements with Bayer with respect to the Company's ras Program, Warner-Lambert with respect to the Company's Cell Cycle Program, and Eli Lilly with respect to the Company's BRCA1 Program. The Company is currently seeking a collaborative partner for the development and commercialization of ONYX-015. There can be no assurance that the Company will be able to maintain existing collaborative agreements, negotiate collaborative arrangements in the future on acceptable terms, if at all, or that any such collaborative arrangements will be successful. To the extent that the Company is not able to maintain or establish such arrangements, the Company would be required to undertake such activities at its own expense, which would significantly increase the Company's capital requirements and limit the programs the Company is able to pursue. In addition, the Company may encounter significant delays in introducing its products into certain markets or find that the development, manufacture or sale of its products in such markets is adversely affected by the absence of such collaborative agreements.

    The Company cannot control the amount and timing of resources which its collaborative partners devote to the Company's programs or potential products, which can vary because of factors unrelated to the potential product. These relationships may in some cases be terminated at the discretion of the Company's collaborative partners with only limited notice to the Company and for reasons outside the Company's control. If any of the Company's collaborative partners breach or terminate their agreements with the Company or otherwise fail to conduct their collaborative activities in a timely manner, the preclinical or clinical development or commercialization of product candidates or research programs will be delayed, and the Company will be required to devote additional resources to product development and commercialization or terminate certain development programs. There also can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any technology developed with third parties. These and other possible disagreements between collaborators and the Company could lead to delays in the collaborative research, development or commercialization of certain product candidates or could require or result in litigation or arbitration, which would be time consuming and expensive, and would have a material adverse effect on the Company's business, financial condition and results of operations.

    In addition, the Company's collaborative partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. Competing products, either developed by the collaborative partners or to which the collaborative partners have rights, may result in their withdrawal of support with respect to all or a portion of the Company's technology, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    UNCERTAINTY OF FUTURE PROFITABILITY; ACCUMULATED DEFICIT

    The Company has generated no revenues from product sales and has experienced significant operating losses since inception. As of December 31, 1996, the Company had an accumulated deficit of approximately $29.6 million. The Company expects to incur significant and increasing operating losses over at least the next several years as the Company's research and development efforts and preclinical testing and clinical trial activities expand. The Company does not expect to generate revenues from the sale of its potential products, if any, for the foreseeable future. The Company's ability to achieve profitability depends in part upon its ability, alone or with others, to complete development of its potential products, to obtain required regulatory approvals and to successfully manufacture and market such potential products. The Company expects its operating expenses and operating losses to increase in 1997 and beyond. There can be no assurance that Onyx, or its collaborative partners, will successfully develop, manufacture, commercialize and market any potential product, or that the Company will ever achieve product revenues or profitability.

    NEED FOR FUTURE FUNDING

    The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct the costly and time consuming research and preclinical testing and clinical trials necessary to develop such technology and proposed products, and to establish relationships with collaborative partners to bring any such products to market. The Company's future capital requirements will depend upon a number of factors, including continued scientific progress in the research and development of the Company's technology programs, the size and complexity of these programs, the ability of the Company to establish and maintain collaborative arrangements, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments and product commercialization activities.

    SIGNIFICANT GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVALS

    The Company's ongoing research and development activities and, if any product is successfully developed and obtains regulatory approval, the production and marketing of the Company's products are subject to extensive regulation by numerous government authorities in the United States and other countries. Prior to marketing in the United States, any product developed by the Company must undergo rigorous preclinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the Food, Drug and Cosmetic Act and the United States Public Health Service Act. Satisfaction of such regulatory requirements, which includes demonstrating that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Because certain of the products that may result from the Company's research and development programs involve the application of new technologies and will be based on new therapeutic approaches, such products may be subject to substantial additional review by various governmental regulatory authorities and as a result, regulatory approvals may be obtained more slowly than for products using more conventional technologies. There can be no assurance that FDA and other regulatory approvals will be obtained in a timely manner, or at all. Any delay in obtaining, or the failure to obtain, such approvals would adversely affect the Company's ability to generate product or royalty revenues. Preclinical studies to demonstrate product safety must be conducted in conformance with the FDA's Good Laboratory Practice regulations. Clinical testing must meet requirements for institutional review board oversight and informed consent, as well as FDA prior review, oversight and Good Clinical Practice requirements. The Company has no experience in conducting and managing the clinical trials necessary to obtain regulatory approval. Clinical trials may require large numbers of test subjects. Furthermore, the Company or the FDA may suspend clinical trials at any time if it believes that the subjects participating in such trials are being exposed to unacceptable health risks. Even if FDA and other regulatory approvals are obtained, the marketing and manufacturing of products are subject to continuing FDA and other regulatory review, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. Additional governmental regulations may be promulgated that could delay regulatory approval of the Company's or a corporate partner's potential products. The Company cannot predict the impact of adverse governmental regulation which might arise from future legislative or administrative action.

    Accordingly, no assurance can be given that the Company will ever receive approval from the FDA or foreign regulatory authorities for any of its products and the failure to receive such approval, or significant delays in obtaining such approval, could prevent the commercial development of such products and would have a material adverse effect on the Company.

    LACK OF MANUFACTURING EXPERIENCE

    The Company's collaborative partners generally have the exclusive right to manufacture products resulting from the collaborations, and the Company expects to have similar manufacturing arrangements in its other collaborations. The Company currently does not have the facilities to manufacture products for small or large scale clinical trials or in commercial quantities, and has no experience in such manufacturing. The Company is dependent on third parties, including its collaborative partners, for the manufacturing of its products. There can be no assurance that such parties will be able to meet the Company's needs either with respect to timing, quantity or quality. If the Company is unable to obtain or retain third-party manufacturing on acceptable terms, it may be delayed in its ability to commercialize products. The Company's dependence upon third parties, including its collaborative partners, for the manufacturing of products may adversely affect the Company's profit margins and its ability to develop, deliver and sell products on a timely and competitive basis. In the event the Company undertakes to establish its own commercial manufacturing capabilities, it will require substantial additional funds, manufacturing facilities and equipment, and personnel.

    UNCERTAINTY OF MARKET ACCEPTANCE

    Even if the requisite regulatory approvals are obtained for the Company's potential products or for products developed in collaboration with the Company, uncertainty exists as to whether such products will be accepted by the market. A number of additional factors also may limit the market acceptance of products which may be developed by or discovered through collaboration with the Company, including the rate of adoption by health care practitioners, the indications for which the product is approved, the rate of the products' acceptance by the target population, the timing of market entry relative to competitive products, the availability of alternative therapies, the price of the Company's product relative to alternative therapies, the availability of third-party reimbursement and the extent of marketing efforts by the Company and third-party distributors or agents retained by the Company. Side effects or unfavorable publicity concerning the Company's products or any similar product could have an adverse effect on the Company's ability to obtain physician, patient or third-party payor acceptance and on efforts to sell the Company's products. There can be no assurance of the Company's ability, or the length of time required, to achieve commercialization of the Company's products or that physicians, patients or third-party payors will accept any of the Company's products as readily as alternative therapies or at all.

    LACK OF MARKETING EXPERIENCE; DEPENDENCE ON THIRD PARTIES

    The Company currently has no sales, marketing or distribution capability. The Company intends to rely on relationships with one or more pharmaceutical companies with established distribution systems and direct sales forces to market its products. In the event that the Company is unable to reach agreement with one or more pharmaceutical companies to market its products, it may be required to market its products directly and to develop a marketing and sales force with technical expertise and supporting distribution capability. There can be no assurance that the Company will be able to establish in-house sales and distribution capabilities or relationships with third parties, or that it will be successful in gaining market acceptance for its products. To the extent that the Company enters into co-promotion or other licensing arrangements, the Company must develop its own sales, marketing or distribution capability, and there can be no assurance that such efforts will be successful.

    RISK OF PRODUCT LIABILITY; UNCERTAINTY OF AVAILABILITY OF INSURANCE

    The Company's business will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. The Company has obtained clinical trial liability insurance but there can be no assurance that it will be able to maintain such insurance for any of its clinical trials. In addition, there can be no assurance that the Company will be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.

    UNCERTAINTY RELATED TO PHARMACEUTICAL PRICING AND REIMBURSEMENT

    In both domestic and foreign markets, sales of the Company's proposed products will depend in part upon the availability of reimbursement from third-party payors, such as government health administration authorities, private health insurers and other organizations. In addition, other third-party payors are increasingly challenging the price and cost effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. There can be no assurance that the Company's potential products or products discovered in collaboration with the Company will be considered cost-effective or that adequate third-party reimbursement will be available to enable Onyx to maintain price levels sufficient to realize an appropriate return on its investment in product research, discovery and development. Legislation and regulations affecting the pricing of pharmaceuticals may change before the Company's proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for medical products. If adequate coverage and reimbursement levels are not provided by the government and third-party payors for the Company's products, the market acceptance of these products would be adversely affected, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    RISKS ASSOCIATED WITH HAZARDOUS MATERIALS

    The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company may incur substantial costs to comply with environmental regulations if the Company develops manufacturing capacity.

    VOLATILITY OF COMMON STOCK PRICE

    The market prices for securities of pharmaceutical and biotechnology companies, including Onyx, have historically been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, factors such as fluctuations in the Company's operating results, future sales of common stock, announcements of technological innovations or new therapeutic products by the Company or its competitors, announcements of collaborative partners, clinical trial results, government regulation, developments in patent or other proprietary rights, public concern as to the safety of drugs developed by the Company or others, comments made, including changes in recommendations, by securities analysts, and general market conditions can have a significant adverse effect on the market price of the common stock. In particular, the realization of any of the risks described in these "Additional Business Risks" could have a significant adverse impact on such market price.

    CONTROL BY EXISTING STOCKHOLDERS

    Executive officers and directors of the Company and other holders of 5% or more of the capital stock of the Company, together with entities affiliated with them, beneficially own approximately 43% of the common stock of the Company. In addition, Bayer has the right to have its nominee elected to the Company's Board of Directors until the later of (i) the end of the research term or (ii) if the parties have a Collaboration Compound (as defined in the collaboration agreements) in clinical development, until such time as the parties do not have a Collaboration Compound in clinical development. Because of such ownership and voting arrangements, these officers, directors and stockholders may be able to effectively control the election of all members of the Board of Directors and to determine all corporate actions.

    ANTI-TAKEOVER EFFECTS OF DELAWARE LAW AND CERTAIN CHARTER PROVISIONS

    The Company's Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the Company's stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. While the Company has no present intention to issue shares of preferred stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 could have the effect of delaying or preventing a change of control of the Company. The Company's Certificate of Incorporation provides for staggered terms for the members of the Board of Directors. The staggered Board of Directors and certain other provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of delaying or preventing changes in control or management of the Company, which could adversely affect the market price of the Company's common stock.

ITEM 2.  PROPERTIES

    The Company occupies approximately 50,000 square feet of office and laboratory space in Richmond, California. The Company has leased this facility through April 2000 and has two options to extend the lease, each for an additional five years. The Company currently is considering whether to construct or lease a pilot scale manufacturing facility capable of producing clinical trial quantities of products.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock began trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "ONXX" on May 8, 1996. Prior to that date, there was no public market for the Company's common stock. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock reported on the Nasdaq National Market.

1996                                                                           HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
Second Quarter (from May 8)................................................  $  14.625  $    7.75
Third Quarter..............................................................     11.375       7.25
Fourth Quarter.............................................................     16.625       8.75

    On March 21, 1997, the last sale price reported on the Nasdaq National Market for the Company's common stock was $10.375 per share.

HOLDERS

    There were approximately 335 stockholders of the common stock of the Company as of December 31, 1996.

DIVIDENDS

    The Company has not paid cash dividends on its common stock and does not plan to pay any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                           ONYX PHARMACEUTICALS, INC.

    The following table summarizes certain selected financial data for each of the five years ended December 31, 1996. The information presented should be read in conjunction with the financial statements and notes included elsewhere in this Report.

                                                                                                      PERIOD FROM
                                                                                                     FEBRUARY 14,
                                                                                                         1992
                                                                                                      (INCEPTION)
                                                                  YEAR ENDED DECEMBER 31,                 TO
                                                         ------------------------------------------  DECEMBER 31,
                                                           1996       1995       1994       1993         1992
                                                         ---------  ---------  ---------  ---------  -------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenue..........................................  $   8,302  $   6,945  $   5,616  $   2,737    $   3,109
Operating expenses:
  Research and development.............................     14,767     13,290     10,492      6,820        2,639
  General and administrative...........................      3,527      2,807      2,355      1,798          872
                                                         ---------  ---------  ---------  ---------       ------
Loss from operations...................................     (9,992)    (9,152)    (7,231)    (5,881)        (402)
Interest income, net...................................      1,575        725        468        158          145
                                                         ---------  ---------  ---------  ---------       ------
Net loss...............................................  $  (8,417) $  (8,427) $  (6,763) $  (5,723)   $    (257)
                                                         ---------  ---------  ---------  ---------       ------
                                                         ---------  ---------  ---------  ---------       ------
Net loss per share (1).................................  $   (1.29)
                                                         ---------
                                                         ---------
Shares used in computing net loss per share (1)........      6,539
                                                         ---------
                                                         ---------
Pro forma net loss per share (1).......................             $   (1.29)
                                                                    ---------
                                                                    ---------
Shares used in computing pro forma net loss per share
  (1)..................................................                 6,526
                                                                    ---------
                                                                    ---------

                                                                                 DECEMBER 31,
                                                           --------------------------------------------------------
                                                              1996        1995        1994       1993       1992
                                                           ----------  ----------  ----------  ---------  ---------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments........  $   40,329  $   12,483  $   16,360  $  10,383  $   3,286
Total assets.............................................      45,779      17,756      22,800     14,753      8,503
Long-term debt, noncurrent portion.......................          99         544         906      1,017      1,068
Accumulated deficit......................................     (29,587)    (21,170)    (12,743)    (5,980)      (257)
Total stockholders' equity...............................  $   40,923  $   13,545  $   18,309  $  11,553  $   5,107

The increase in cash and total assets during the year ended December 31, 1996 was primarily a result of the Initial Public Offering that occurred in May of 1996.

The Company has never declared or paid dividends on its common stock.

------------------------

(1) See Note 1 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS AND SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS DISCUSSED BELOW AND IN "BUSINESS" AND "ADDITIONAL BUSINESS RISKS", AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

    Since its inception, the Company has been engaged in the research and development of novel therapeutics including both small molecule drugs and therapeutic viruses which are based upon the genetics of human disease. The Company has initially chosen to focus its research in the area of cancer. The Company intends to pursue its therapeutic discovery programs independently and in collaboration with pharmaceutical companies, and to collaborate with such companies on the development and commercialization of any products which may result from the Company's discovery programs. The Company has entered into collaborative agreements with Bayer in the area of ras oncogenes, Warner-Lambert in the cell cycle area and Eli Lilly on the function of the BRCA1 gene in breast cancer.

    The Company has not been profitable since inception and expects to incur substantial and increasing losses for the foreseeable future, primarily due to the expansion of its research and development programs, including preclinical studies and clinical trials. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 1996, the Company's accumulated deficit was approximately $29.6 million.

    The Company's business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. The Company does not expect to generate revenues from the sale of proposed products in the foreseeable future.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

    REVENUE

    Revenue from collaborative research and development agreements ("contract revenue") with Bayer, Warner-Lambert and Eli Lilly accounted for approximately 98% of the Company's total revenue for this three-year period. Contract revenue for the years ended December 31, 1996, 1995 and 1994 was $8.2 million, $6.9 million and $5.5 million, respectively. Contract revenue recorded from Bayer of $5.2 million each year accounted for approximately 64% and 75% of total contract revenue for 1996 and 1995, respectively. Contract revenue recorded from Warner-Lambert accounted for approximately $2.1 million or 25% of total contract revenue in 1996, and $1.4 million or 20% of total contract revenue for 1995. Contract revenue recorded from Eli Lilly, including the September 1996 milestone payment, accounted for approximately $910,000 or 11% of total contract revenue in 1996, and $375,000 or 5% of total contract revenue for 1995. Contract revenue of $5.5 million recorded during the year ended December 31, 1994 resulted entirely from the Bayer collaboration. The Company anticipates that its contract revenue for 1997 will exceed the amount of such revenue recognized in 1996.

    RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses were $14.8 million, $13.3 million and $10.5 million during the years ended December 31, 1996, 1995 and 1994, respectively. The expense increases, 11% in 1996 and 27% in 1995, were primarily attributable to increased payroll and personnel expenses as the Company hired additional research and development personnel, increased purchases of laboratory supplies, increased equipment depreciation and facilities expenses in connection with the growth of the business, and increased expenses in connection with the preclinical and clinical development of ONYX-015, the

Company's first therapeutic virus product. Pursuant to the collaboration with Warner-Lambert, the Company is currently obligated to fund its cell cycle research and development, net of payments from Warner-Lambert, at a level of approximately $1.0 million annually through May 1998. Research under the existing agreements with Bayer and Eli Lilly is fully funded by the collaborative partners up to specified levels. The Company expects to continue to expand the breadth of its research and development programs significantly in future periods, which will result in substantial increases in research and development expenses, including costs associated with clinical development of ONYX-015 in the p53 therapeutic virus program. These research and development expenses may not be funded by collaborative partners.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were $3.5 million, $2.8 million and $2.4 million during the years ended December 31, 1996, 1995 and 1994, respectively. The increases in each period, 26% in 1996 and 19% in 1995, were primarily due to the increased payroll and personnel expenses of additional staff hired to lead and support the growth of the Company.

    NET INTEREST INCOME

    The Company had net interest income of $1.6 million, $725,000, and $468,000 during the years ended December 31, 1996, 1995 and 1994, respectively. Interest income increased each year from 1994 to 1996 due to a higher average balance of cash, cash equivalents and short-term investments resulting from increased contract revenue and the Company's initial public offering of common stock in May 1996 (the "IPO"). Interest expense has declined as the Company has reduced its obligations under debt financing agreements.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's cash expenditures have substantially exceeded its revenues and the Company has relied primarily on the proceeds from the sale of equity securities and revenue from collaborative research and development agreements to fund its operations.

    At December 31, 1996, the Company had cash and investments of $40.3 million compared to $12.5 million and $16.4 million at December 31, 1995 and 1994, respectively. The increase of $27.8 million in 1996 was due to $31.2 million of net proceeds from the IPO and $4.0 million from a Warner-Lambert equity investment offset by cash used in operations of $5.8 million. The decrease of $3.9 million during 1995 was primarily due to cash used in operations of $6.1 million offset by net proceeds from the Warner-Lambert and Eli Lilly equity investments of an aggregate of $3.6 million.

    The Company's cash used in operations was $5.8 million in 1996, $6.1 million in 1995, and $4.7 million in 1994. This cash was used primarily to fund increasing levels of research and development and the general and administrative expenses necessary to support increased operations. Capital expenditures amounted to $1.5 million in 1996 as compared to $945,000 in 1995, and $2.7 million in 1994. The Company expects to make expenditures for capital additions of approximately $2.6 million in 1997. As of March 1997, the Company had $7.0 million available through a line of credit collateralized by laboratory equipment and leasehold improvements.

    The Company records and amortizes over the related vesting periods deferred compensation representing the difference between the exercise price of options granted and the deemed fair value of its common stock at the time of grant. Options generally vest over four years. Deferred compensation of $793,000 and $141,000 was recorded in 1996 and 1995, respectively. The amortization of deferred compensation was $272,000 and $30,000, respectively, for the years ended December 31, 1996 and 1995. Amortization of deferred compensation over the next four fiscal years, including compensation recognized to date, will aggregate to $934,000 as such options vest.

    The Company believes that its existing capital resources and anticipated revenue from existing collaborations, together with the $3.3 million from the sale of 192,941 shares of common stock to Warner-

Lambert which the Company has the contractual right to receive on May 4, 1997, will be sufficient to fund its current and planned operations through 1998. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. The Company intends to seek such additional funding through collaborative arrangements, public and private equity or debt financings, capital lease transactions or other financing sources that may be available. However, there can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or to obtain funds through collaborative arrangements with others that are on unfavorable terms or that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop itself.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Financial Statements and notes thereto appear on pages 36 to 50 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item concerning the Company's directors and executive officers is incorporated by reference from the Company's Definitive Proxy Statement filed not later than 120 days following the close of the fiscal year ("Definitive Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

    The information required under this item is hereby incorporated by reference from the Company's Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under this item is hereby incorporated by reference from the Company's Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required under this item is hereby incorporated by reference from the Company's Definitive Proxy Statement.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) INDEX TO FINANCIAL STATEMENTS

    The Financial Statements required by this item are submitted in a separate section beginning on page 36 of this Report.

       Report of Ernst & Young LLP, Independent Auditors
       Balance Sheets
       Statements of Operations
       Statements of Stockholders' Equity
       Statements of Cash Flows
       Notes to Financial Statements

   (2) FINANCIAL STATEMENT SCHEDULES

    Financial statement schedules have been omitted because the information required to be set forth therein is not applicable.

   (3) EXHIBITS

  EXHIBIT
  NUMBER                                            DESCRIPTION OF DOCUMENT
-----------  -----------------------------------------------------------------------------------------------------
   3.1+      Restated Certificate of Incorporation of the Registrant.

   3.2+      Bylaws of the Registrant.

   4.1+      Reference is made to Exhibits 3.1 and 3.2.

   4.2+      Specimen Stock Certificate.

   4.3+      Warrant to Purchase Series C Preferred Stock issued to Lease Management Services, Inc. on December
               30, 1993.

   4.4+      Amended and Restated Information and Registration Rights Agreement dated May 19, 1994 and as amended through May 16, 1995.

   4.5+      Preferred Stock Purchase Agreement between the Registrant and Warner-Lambert Company dated May 4,
               1995.

  10.1++     Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Registrant dated
               April 22, 1994.

  10.1(i)++  Amendment to Collaboration Agreement between Bayer Corporation and the Registrant dated April 4,
               1996.

  10.2++     Research, Development and Marketing Collaboration Agreement between Warner-Lambert Company and the
               Registrant, dated May 2, 1995.

  10.2(i)+   Waiver of Certain Rights under the Research, Development and Marketing Agreement by Warner-Lambert
               Company dated as of March 28, 1996.

  10.3++     Compound Library Access Agreement between Warner-Lambert Company and the Registrant, dated May 2,
               1995.

  10.4++     Research and License Agreement between Eli Lilly & Company and the Registrant dated May 15, 1995 and the Collaborative Research and License Agreement between Eli Lilly and the Registrant dated June
               12, 1996.

  10.5++     Technology Transfer Agreement dated April 24, 1992 between Chiron and the Registrant, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, the
               Letter Agreement dated May 20, 1994 and the Letter Agreement dated March 29, 1996.

  EXHIBIT
  NUMBER                                            DESCRIPTION OF DOCUMENT
-----------  -----------------------------------------------------------------------------------------------------
  10.6+      Scientific Advisory Board Consulting Agreement between Dr. Frank McCormick and the Registrant, dated as of March 29, 1996.

  10.6(i)+   Letter Agreement for Consulting Services between Dr. Frank McCormick and the Registrant dated April
               17, 1996.

  10.7+      Promissory Note by Dr. Frank McCormick payable to the Registrant dated May 15, 1992.

  10.8+      Promissory Notes by Dr. Frank McCormick payable to the Registrant dated May 15, 1992, November 1,
               1993 and October 21, 1994.

  10.9+      Letter Agreement between Dr. Gregory Giotta and the Registrant, dated May 26, 1995.

  10.10+     Letter Agreement between Dr. William Gerber and the Registrant, dated January 23, 1995.

  10.11+     Credit Terms and Conditions dated October 28, 1995 between the Registrant and Imperial Bank; Addendum dated October 28, 1995; and Modification Letter dated December 29, 1995.

  10.12+     Equipment Financing Agreement Number 10762 between Lease Management Services, Inc. and the
               Registrant, dated December 30, 1993 and Addendum thereto dated December 30, 1993.

  10.13+     1996 Equity Incentive Plan.

  10.14+     1996 Non-Employee Directors' Stock Option Plan.

  10.15+     1996 Employee Stock Purchase Plan.

  10.16+     Lease by and between Hall Properties, Inc. and the Registrant dated September 9, 1992, the First
               Amendment thereto dated April 21, 1993 and the Second Amendment thereto dated May 11, 1996.

  10.17+     Form of Indemnity Agreement to be signed by executive officers and directors of the Company.

  10.18      Credit Terms and Conditions dated March 10, 1997 between the Registrant and Imperial Bank.

  11.1       Statement regarding Computation of Net Loss Per Share.

  23.1       Consent of Ernst & Young LLP, Independent Auditors.

  25.1       Power of Attorney. Reference is made to page 34.

  27.1       Financial Data Schedule.

------------------------

+   Confidential treatment has been received for portions of this document.

+  Filed as an exhibit to Registrant's Registration Statement on Form SB-2 (No.
    333-3176-LA) and the quarterly report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond, County of Contra Costa, State of California, on the 28th day of March, 1997.

                                ONYX PHARMACEUTICALS, INC.

                                By:            /s/ HOLLINGS C. RENTON
                                     -----------------------------------------
                                                 Hollings C. Renton
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hollings C. Renton and Douglas L. Blankenship or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

    In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
    /s/ HOLLINGS C. RENTON        Officer and Director
------------------------------    (Principal Executive        March 28, 1997
      Hollings C. Renton          Officer)

  /s/ DOUGLAS L. BLANKENSHIP    Director of Finance
------------------------------    (Principal Financial and    March 28, 1997
    Douglas L. Blankenship        Accounting Officer)

------------------------------           Director                 , 1997
      Michael J. Berendt

      /s/ BROOK H. BYERS
------------------------------           Director             March 28, 1997
        Brook H. Byers

    /s/ SAMUEL D. COLELLA
------------------------------           Director             March 28, 1997
      Samuel D. Colella

       /s/ PAUL GODDARD
------------------------------           Director             March 28, 1997
         Paul Goddard

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ KEVIN J. KINSELLA
------------------------------           Director             March 28, 1997
      Kevin J. Kinsella

     /s/ KATHLEEN LAPORTE
------------------------------           Director             March 28, 1997
       Kathleen LaPorte

------------------------------           Director                 , 1997
       Frank McCormick

     /s/ RALPH H. THURMAN
------------------------------           Director             March 28, 1997
       Ralph H. Thurman

     /s/ WENDELL WIERENGA
------------------------------           Director             March 28, 1997
       Wendell Wierenga

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Onyx Pharmaceuticals, Inc.

    We have audited the accompanying balance sheets of Onyx Pharmaceuticals, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onyx Pharmaceuticals, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Palo Alto, California
February 28, 1997
except as to Note 10
as to which the date is
March 21, 1997

                           ONYX PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
Current Assets:
  Cash and cash equivalents...............................................................  $   36,258  $    3,779
  Short-term investments..................................................................       4,071       8,704
  Other current assets....................................................................         638         400
                                                                                            ----------  ----------
    Total current assets..................................................................      40,967      12,883

Property and equipment, net...............................................................       4,196       4,221
Notes receivable from related parties.....................................................         396         419
Other assets..............................................................................         220         233
                                                                                            ----------  ----------
                                                                                            $   45,779  $   17,756
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable........................................................................  $      693  $      487
  Accrued liabilities.....................................................................       1,277         826
  Accrued compensation....................................................................         439         342
  Deferred revenue........................................................................       1,631       1,373
  Long-term debt, current portion.........................................................         444         408
                                                                                            ----------  ----------
    Total current liabilities.............................................................       4,484       3,436

Long-term debt, noncurrent portion........................................................          99         544

Deferred rent.............................................................................         273         231

Commitments...............................................................................

Stockholders' Equity:
  Preferred stock, $0.001 par value: 5,000,000 shares authorized, none issued and
    outstanding...........................................................................      --          --
  Convertible preferred stock, $0.001 par value, issuable in series; 92,000,000 shares authorized, 37,408,880 shares issued and outstanding as of December 31, 1995, none
    authorized or outstanding at December 31, 1996........................................      --              37
  Common stock, $0.001 par value; 25,000,000 shares authorized 9,514,285 and 957,823
    shares issued and outstanding as of December 31, 1996 and 1995, respectively..........          10           1
  Additional paid-in capital..............................................................      71,132      34,788
Deferred compensation.....................................................................        (632)       (111)
Accumulated deficit.......................................................................     (29,587)    (21,170)
                                                                                            ----------  ----------
    Total stockholders' equity............................................................      40,923      13,545
                                                                                            ----------  ----------
                                                                                            $   45,779  $   17,756
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                            See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
Revenue:
  Contract revenue ($7,250, $6,566 and $5,500 from related parties during 1996,
    1995 and 1994, respectively).................................................  $   8,160  $   6,924  $   5,500
  Grant and other revenue........................................................        142         21        116
                                                                                   ---------  ---------  ---------
    Total revenue................................................................      8,302      6,945      5,616

Operating expenses:
  Research and development.......................................................     14,767     13,290     10,492
  General and administrative.....................................................      3,527      2,807      2,355
                                                                                   ---------  ---------  ---------
    Total operating expenses.....................................................     18,294     16,097     12,847
                                                                                   ---------  ---------  ---------
Loss from operations.............................................................     (9,992)    (9,152)    (7,231)

  Interest income................................................................      1,685        921        670
  Interest expense...............................................................       (110)      (196)      (202)
                                                                                   ---------  ---------  ---------
    Net loss.....................................................................  $  (8,417) $  (8,427) $  (6,763)
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Net loss per share...............................................................  $   (1.29)
                                                                                   ---------
                                                                                   ---------
Shares used in computing net loss per share......................................      6,539
                                                                                   ---------
                                                                                   ---------
Pro forma net loss per share.....................................................             $   (1.29)
                                                                                              ---------
                                                                                              ---------
Shares used in computing pro forma net loss per share............................                 6,526
                                                                                              ---------
                                                                                              ---------

                            See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                      CONVERTIBLE PREFERRED
                              STOCK                 COMMON STOCK        ADDITIONAL                                      TOTAL
                      ----------------------  ------------------------    PAID-IN       DEFERRED      ACCUMULATED   STOCKHOLDERS'
                       SHARES      AMOUNT      SHARES       AMOUNT        CAPITAL     COMPENSATION      DEFICIT        EQUITY
                      ---------  -----------  ---------  -------------  -----------  ---------------  ------------  -------------
Balances at December
  31, 1993..........  28,858,880  $      29     703,890    $       1     $  17,503      $  --          $   (5,980)    $  11,553
  Issuance of Series
    D convertible
    preferred stock
    to investors for
    cash (net of
    issuance costs
    of $10).........  6,750,000           7      --           --            13,483         --              --            13,490
  Exercise of stock
    options at
    prices ranging
    from $0.007 to
    $1.07 per
    share...........     --          --         217,753       --                29         --              --                29
  Repurchase of
    common stock
    from founders
    and employees at
    $0.007 to $0.07
    per share.......     --          --          (8,229)      --            --             --              --            --
  Net loss..........     --          --          --           --            --             --              (6,763)       (6,763)
                                                                  --
                      ---------         ---   ---------                 -----------         -----     ------------  -------------
Balances at December
  31, 1994..........  35,608,880         36     913,414            1        31,015         --             (12,743)       18,309
  Issuance of Series
    D convertible
    preferred stock
    to investors for
    cash............  1,800,000           1      --           --             3,599         --              --             3,600
  Exercise of stock
    options at
    prices ranging
    from $0.007 to
    $1.07 per
    share...........     --          --          52,317       --                36         --              --                36
  Repurchase of
    common stock
    from employees
    at $0.07 to
    $1.07 per
    share...........     --          --          (7,908)      --                (3)        --              --                (3)
  Deferred
    compensation
    related to grant
    of certain stock
    options.........     --          --          --           --               141           (141)         --            --
  Amortization of
    deferred
    compensation....     --          --          --           --            --                 30          --                30
  Net loss..........     --          --          --           --            --             --              (8,427)       (8,427)
                                                                  --
                      ---------         ---   ---------                 -----------         -----     ------------  -------------
Balances at December
  31, 1995 (carried
  forward)..........  37,408,880  $      37     957,823    $       1     $  34,788      $    (111)     $  (21,170)    $  13,545

                            See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                            CONVERTIBLE
                          PREFERRED STOCK           COMMON STOCK       ADDITIONAL                                      TOTAL
                      -----------------------  ----------------------    PAID-IN       DEFERRED      ACCUMULATED   STOCKHOLDERS'
                        SHARES      AMOUNT      SHARES      AMOUNT       CAPITAL     COMPENSATION      DEFICIT        EQUITY
                      ----------  -----------  ---------  -----------  -----------  ---------------  ------------  -------------
Balances at December
  31, 1995 (brought
  forward)..........  37,408,880   $      37     957,823   $       1    $  34,788      $    (111)     $  (21,170)    $  13,545
  Conversion of
    preferred stock
    at 7.139 shares
    of preferred for
    1 share of
    common
    stock...........  (37,408,880)        (37) 5,240,065           5           32         --              --            --
  Exercise of stock
    options at
    prices ranging
    from $0.0071 to
    $10.20..........      --          --         176,844           0          158         --              --               158
  Repurchase of
    common stock
    from employees
    at $0.07 to
    $1.07 per
    share...........      --          --         (14,133)     --               (5)        --              --                (5)
  Issuance of common
    stock in
    connection with
    initial public
    offering (net of
    issuance costs
    of $3,341)......      --          --       2,875,000           3       31,156         --              --            31,159
  Net exercise of
    warrants........      --          --           1,801      --           --             --              --            --
  Issuance of common
    stock for
    cash............      --          --         254,683           1        4,000         --                             4,001
  Deferred
    compensation
    related to grant
    of certain stock
    options.........      --          --          --          --              793           (793)         --            --
  Amortization of
    deferred
    compensation....      --          --          --          --           --                272          --               272
  Issuance of common
    stock pursuant
    to employee
    stock purchase
    plan............      --          --          22,202      --              210         --              --               210
  Net loss..........      --          --          --          --           --             --              (8,417)       (8,417)
                      ----------       -----   ---------         ---   -----------         -----     ------------  -------------
Balances at December
  31, 1996..........      --       $  --       9,514,285   $      10    $  71,132      $    (632)     $  (29,587)    $  40,923
                      ----------       -----   ---------         ---   -----------         -----     ------------  -------------
                      ----------       -----   ---------         ---   -----------         -----     ------------  -------------

                            See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss....................................................................  $   (8,417) $   (8,427) $   (6,763)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.............................................       1,536       1,352         924
    Loss on sale of fixed assets..............................................           3         127      --
    Forgiveness of notes receivable...........................................          41          40          40
    Amortization of deferred compensation.....................................         272          30      --
    Change in assets and liabilities:
      Other current assets....................................................        (238)       (155)         78
      Other assets............................................................          (5)        409        (193)
      Accounts payable........................................................         206         113         (25)
      Accrued liabilities.....................................................         451         352        (163)
      Accrued compensation....................................................          97          75          19
      Deferred rent...........................................................          42         (29)         56
      Deferred revenue........................................................         258          21       1,315
                                                                                ----------  ----------  ----------
        Net cash used in operating activities.................................      (5,754)     (6,092)     (4,712)
                                                                                ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments.........................................     (74,769)    (21,837)    (10,897)
  Sales and maturities of short-term investments..............................      79,402      20,184       3,846
  Capital expenditures........................................................      (1,515)       (945)     (2,696)
  Notes receivable from related parties.......................................      --             238        (223)
  Proceeds from sale of fixed assets..........................................           1         101      --
                                                                                ----------  ----------  ----------
        Net cash provided by (used in) investing activities...................       3,119      (2,259)     (9,970)
                                                                                ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under long-term debt.............................................      --          --             844
  Payments on long-term debt..................................................        (409)       (812)       (755)
  Net proceeds from issuances of preferred stock..............................      --           3,600      13,490
  Net proceeds from issuances of common stock.................................      35,528          33          29
  Repurchase of common stock..................................................          (5)     --          --
                                                                                ----------  ----------  ----------
        Net cash provided by financing activities.............................      35,114       2,821      13,608
                                                                                ----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents..........................      32,479      (5,530)     (1,074)
Cash and cash equivalents at beginning of year................................       3,779       9,309      10,383
                                                                                ----------  ----------  ----------
        Cash and cash equivalents at end of year..............................  $   36,258  $    3,779  $    9,309
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid during the year...............................................  $      110  $      196  $      202
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                            See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Onyx Pharmaceuticals, Inc. (the "Company" or "Onyx"), was incorporated in the State of California on February 14, 1992 and commenced operations on April 24, 1992. On May 14, 1996, the Company reincorporated in the State of Delaware. Onyx is engaged in the discovery and development of novel therapeutics including both small molecule drugs and therapeutic viruses which are based upon the genetics of human disease.

BASIS OF PRESENTATION

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Certain amounts in the 1995 and 1994 statements of operations have been reclassified to conform with the classifications utilized in reporting at December 31, 1996. There was no effect on net loss or loss per share.

REVENUE RECOGNITION

    Revenue related to collaborative research agreements with corporate partners are recognized ratably over the related funding periods for each contract. The Company is required to perform research activities as specified in each respective agreement on a best efforts basis, and the Company is reimbursed based on the costs associated with the number of full time equivalent employees working on each specific contract, which is generally on a ratable basis over the term of the agreement. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals.

    The Company receives certain revenue from United States government grants which supports the Company's research effort in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue of $130,000 and $112,000 was recognized in 1996 and 1994, respectively. No revenue was recognized in 1995. Revenue associated with these grants was recognized as costs under each grant were incurred.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist of costs incurred for independent and collaborative research and development. These costs include direct and research-related overhead expenses. Research and development expenses under the collaborative research agreements approximate the revenue recognized under the collaborative agreements, exclusive of milestone payments received.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents. All other liquid investments are classified as short-term investments. These instruments consist primarily of corporate commercial paper and money market funds. The Company limits its concentration of risk by diversifying its investments among a variety of industries and issuers.

                           ONYX PHARMACEUTICALS, INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Management determines the appropriate classification of securities at the time of purchase. At December 31, 1996 and 1995, all debt securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. The estimated fair value amounts have been determined by the Company using available market information. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in the statements of operations. There were no such gains or losses at December 31, 1996, 1995 and 1994.

DEPRECIATION AND AMORTIZATION

    Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally five to six years.

STOCK-BASED COMPENSATION

    In 1996, the Company implemented the disclosure requirements of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under FAS 123, the Company will continue to account for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and will provide pro forma disclosures of net income and earnings per share as if the fair value basis method prescribed in FAS 123 had been applied in measuring compensation expense.

NET LOSS PER SHARE

    Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the 12-month period prior to the initial filing of the Company's initial public offering at prices below the public offering price of $12.00 have been included in the calculation as if they were outstanding for all periods presented through March 31, 1996 (using the treasury stock method for stock options).

    Net loss per share information not provided on the statements of operations is as follows (in thousands, except per share data):

                                                                             YEAR ENDED DECEMBER
                                                                                     31,
                                                                             --------------------
                                                                               1995       1994
                                                                             ---------  ---------
Net loss per share.........................................................  $   (6.14) $   (5.60)
                                                                             ---------  ---------
                                                                             ---------  ---------
Shares used in computing net loss per share................................      1,372      1,207
                                                                             ---------  ---------
                                                                             ---------  ---------

    Pro forma per share data is provided to show the calculation on a consistent basis for the periods presented. It has been computed as described above, and also gives retroactive effect from the date of issuance to the conversion of preferred stock which automatically converted to common stock upon the closing of the Company's initial public offering.

                           ONYX PHARMACEUTICALS, INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Pro forma net loss per share information not provided on the statement of operations is as follows (in thousands, except per share data):

                                                                   YEAR ENDED DECEMBER 31, 1996
                                                                   -----------------------------
Pro forma net loss per share.....................................            $   (1.00)
                                                                                ------
                                                                                ------
Shares used in computing pro forma net loss per share............                8,414
                                                                                ------
                                                                                ------

NOTE 2. COLLABORATIVE AGREEMENTS

BAYER CORPORATION

    In May 1994, the Company entered into a five year collaborative agreement with Bayer Corporation, formerly Miles, Inc. ("Bayer"), a wholly owned subsidiary of Bayer AG, to fund research and development in a specified field of oncology. In connection with this agreement, Bayer purchased 6,750,000 shares of the Company's Series D preferred stock for $2.00 per share. The preferred shares converted into 945,510 shares of common upon closing of the initial public offering.

    Under the terms of the agreement, Bayer has the worldwide right to market products developed pursuant to the agreement. In consideration for the research and development efforts and licensing rights, Bayer has committed to pay Onyx $25,000,000 for the five-year research term beginning February 1,1994. In addition, Bayer may pay royalties and milestone payments upon the occurrence of specified events as set forth in the agreement, and Onyx also has certain options to co-fund product development (outside of Japan) and share profits.

    Revenue recognized under this agreement was $5,194,000, $5,196,000 and $5,500,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Deferred revenue of $1,331,000 as of December 31, 1996 represents payment for research to be performed in the first quarter of 1997.

WARNER-LAMBERT COMPANY

    In May 1995, the Company entered into a three year research, development and marketing collaborative agreement with Warner-Lambert Company ("Warner-Lambert") in the field of cell cycle regulation. In connection with this agreement, Warner-Lambert purchased 1,500,000 shares of the Company's Series D preferred stock for $2.00 per share during the year ended December 31, 1995. This stock was converted to 210,113 shares of common stock at the time of the initial public offering. On May 4, 1996, Warner-Lambert purchased 254,683 shares of common stock for an aggregate purchase price of $4,000,000. Warner-Lambert also agreed to further purchase 192,941 shares of common stock on or before May 4, 1997 at a purchase price of $3.3 million.

    Under the terms of the agreement, the Company will develop screening assays for particular targets selected by the parties and transfer them to Warner-Lambert for screening to identify active compounds. Warner-Lambert has exclusive rights to manufacture, market and sell products developed under the agreement, excluding Japan. In consideration for these research and development efforts and licensing rights, Warner-Lambert will pay the Company $6,166,667 over the period May 4, 1995 to May 3, 1998. Warner-Lambert agrees to pay royalties and milestone payments dependent upon the occurrence of specified events as set forth in the agreement. If a product is identified as a result of the collaboration, the Company may elect to co-promote such a product in the U.S. Costs incurred will be funded by Warner-Lambert dependent upon the level of co-promotion.

                           ONYX PHARMACEUTICALS, INC.

NOTE 2. COLLABORATIVE AGREEMENTS (CONTINUED)
    Revenue recognized under this agreement was $2,056,000 and $1,370,000 for the years ended December 31, 1996 and 1995, respectively.

ELI LILLY & COMPANY

    On May 15, 1995, the Company entered into a one year collaborative research and license agreement with Eli Lilly & Company ("Eli Lilly") to discover and develop targets for drug discovery in the modulation of the BRCA1 breast cancer gene pathway. Research focused around the BRCA1 gene licensed by Eli Lilly from Myriad Genetics, Inc. Eli Lilly retains exclusive rights to the BRCA1 gene. In connection with this agreement, Eli Lilly purchased 300,000 shares of the Company's Series D preferred stock at $2.00 per share. The preferred shares converted into 42,022 shares of common stock upon closing of the initial public offering.

    On June 12, 1996, the agreement with Eli Lilly was expanded and extended through June 12, 1999. During 1996 a scientific milestone was achieved for which Onyx received and recorded revenue of $685,000.

    Revenue recognized under this agreement was $910,000 and $375,000 for the years ended December 31, 1996 and 1995, respectively. Deferred revenue of $300,000 as of December 31, 1996, represents payment for research to be performed in the first quarter of 1997.

NOTE 3. INVESTMENTS

    The following is a summary of available-for-sale securities (in thousands):

                                                                           ESTIMATED FAIR VALUE
                                                                           --------------------
                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1996       1995
                                                                           ---------  ---------
Cash equivalents
  U.S. corporate securities..............................................  $  --      $     987
  Money market funds.....................................................     34,757      2,756
                                                                           ---------  ---------
                                                                              34,757      3,743
Short-term investments:
  U.S. corporate securities..............................................      1,998        762
  Foreign corporate securities...........................................        997      2,960
                                                                           ---------  ---------
                                                                               2,995      3,722
                                                                           ---------  ---------
    Total available-for-sale securities..................................  $  37,752  $   7,465
                                                                           ---------  ---------
                                                                           ---------  ---------

    As of December 31, 1996 and 1995, the difference between the fair value and the amortized cost of available-for-sale securities was insignificant. The average portfolio duration is approximately three to six months, and the contractual maturity of each of the investments does not exceed one year. Excluded from short-term investments above is $1,500,000 and $4,982,000 of certificates of deposit held at December 31, 1996 and 1995, respectively.

                           ONYX PHARMACEUTICALS, INC.

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1996       1995
                                                                           ---------  ---------
Machinery and equipment..................................................  $   4,971  $   4,049
Furniture and fixtures...................................................        372        325
Leasehold improvements...................................................      3,212      2,681
                                                                           ---------  ---------
                                                                               8,555      7,055
Less accumulated depreciation and amortization...........................     (4,359)    (2,834)
                                                                           ---------  ---------
                                                                           $   4,196  $   4,221
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE 5. LONG-TERM DEBT

TERM LOAN

    As of December 31, 1995, the Company had a bank term loan which bore interest at the prime rate plus 2.5% (11.25% at December 31, 1995). The loan was originally secured by leasehold improvements, property and equipment and fixtures, plus a pledged certificate of deposit in the amount of $375,000. The term loan required the Company to comply with certain covenants relating to minimum net worth, minimum cash balances, restriction on dividend payment and minimum subsequent equity issuances. As of December 31, 1995, the loan balance was $45,455 and the security interest on the loan was released. There was no outstanding balance at December 31, 1996.

FINANCING AGREEMENT

    The Company has an equipment financing agreement with a financing company which is to be repaid in monthly installments at an interest rate of 14.8%. The agreement is secured by equipment with a cost of $1,240,000. In conjunction with the agreement, the Company issued the financing company a warrant to purchase up to 45,000 shares of Series C preferred stock. The warrant was exercised and converted into 1,801 shares of common stock following the closing of the initial public offering.

    Following is a schedule of future minimum payments at December 31, 1996 (in thousands):

Year ending December 31,
  1997...............................................................  $     494
  1998...............................................................        102
                                                                       ---------
  Total minimum lease payments.......................................        596
  Less amount representing interest..................................        (53)
                                                                       ---------
  Present value of future payments...................................        543
  Less current portion...............................................       (444)
                                                                       ---------
                                                                       $      99
                                                                       ---------
                                                                       ---------

NOTE 6. FACILITY LEASE

    The Company leases its facility under an operating lease which expires in April 2000, with renewal options at the end of the lease for two subsequent five-year terms. In April 1996, the Company increased

                           ONYX PHARMACEUTICALS, INC.

NOTE 6. FACILITY LEASE (CONTINUED)
the size of the facility under lease from 40,000 square feet to 50,000 square feet. Minimum annual rental commitments under the operating lease at December 31, 1996 are as follows (in thousands).

Year ending December 31:
  1997..............................................................  $     475
  1998..............................................................        477
  1999..............................................................        480
  2000..............................................................        160
                                                                      ---------
                                                                      $   1,592
                                                                      ---------
                                                                      ---------

    Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $370,000, $313,000 and $292,000, respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

    The Company has loans with certain employees and a director of which $396,000 and $419,000 were outstanding at December 31, 1996 and 1995, respectively. These loans bear interest at rates ranging from 6.0% to 8.0% per annum.

    On March 15, 1996, the Company entered into a three year Scientific Advisory Board Consulting Agreement with a director of the Company. Under the terms of the agreement, the Company will pay an annual retainer of $50,000 beginning January 1, 1997, plus a daily consulting fee for services rendered. The agreement also calls for forgiveness of debt totaling $225,000 over three years beginning January 1, 1997, subject to the achievement of certain milestones and the continuation of the director as a Scientific Advisor of the Company.

NOTE 8. STOCKHOLDERS' EQUITY

    In March 1996, the Board of Directors of the Company approved a one-for-7.139 reverse stock split of its common stock. Following stockholder approval, the stock split was effected on April 1, 1996. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this event.

    On May 14, 1996, the Company completed an initial public offering of 2,500,000 shares of common stock to the public at a price of $12.00 per share. In addition, the Company granted the underwriters an option to purchase up to 375,000 additional shares of common stock, which the underwriters exercised in full. The proceeds to the Company from the sale of 2,875,000 shares, net of the underwriters' discount and offering expenses payable by Onyx, was approximately $31.2 million. In conjunction with the offering all previously issued convertible preferred stock was converted to common stock at a rate of 1 share of common stock for 7.139 shares of preferred stock.

    In March 1996, the Board amended and restated the 1992 Incentive Stock Plan, renamed it as the 1996 Equity Incentive Plan (the "Incentive Plan") and reserved 1,725,000 shares for issuance under the Incentive Plan. The Incentive Plan provides for grants to employees and consultants of the Company. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors, but cannot be less than 100% of the fair market value of the common stock on the date of grant.

    In January 1996, the Compensation Committee adopted a plan to grant every employee an annual stock option based on the Company meeting certain milestones set by the Compensation Committee.

                           ONYX PHARMACEUTICALS, INC.

NOTE 8. STOCKHOLDERS' EQUITY (CONTINUED)
Under such program, each employee is eligible to receive a stock option equal to up to 10% of the standard initial stock option grant for such employee's job position at the Company.

    In March 1996, the Board adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 100,000 shares of common stock. The Purchase Plan is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date.

    In March 1996, the Board adopted the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. The maximum number of shares of common stock that may be issued pursuant to options granted under the Directors' Plan is 175,000.

    The following table summarizes option activity under all plans:

                                                               OUTSTANDING AND EXERCISABLE
                                                                      STOCK OPTIONS
                                                           ------------------------------------
                                              SHARES                          WEIGHTED AVERAGE
                                             AVAILABLE     NUMBER OF SHARES    EXERCISE PRICE
                                          ---------------  -----------------  -----------------
Balances at December 31, 1993...........        186,858           412,739         $    0.08
  Shares authorized.....................        700,378           --
  Options granted.......................       (546,871)          546,871         $    0.98
  Options exercised.....................        --               (217,753)        $    0.13
  Options canceled......................         83,828           (83,828)        $    0.63
                                          ---------------  -----------------
Balances at December 31, 1994...........        424,193           658,029         $    0.77
  Options granted.......................       (359,693)          359,693         $    1.07
  Options exercised.....................        --                (52,317)        $    0.68
  Options canceled......................        136,415          (136,415)        $    0.89
                                          ---------------  -----------------
Balances at December 31, 1995...........        200,915           828,990         $    0.89
  Shares authorized.....................        595,416           --
  Options granted.......................       (627,215)          627,215         $    7.65
  Options exercised.....................        --               (176,844)        $    0.97
  Options canceled......................        122,745          (122,745)        $    1.16
                                          ---------------  -----------------
Balances at December 31, 1996...........        291,861         1,156,616         $    4.52
                                          ---------------  -----------------
                                          ---------------  -----------------

    The range of exercise prices for options outstanding at December 31, 1996 was $0.0071 to $13.75. The following table summarizes information about options outstanding and exercisable at December 31, 1996:

                                                      OUTSTANDING AND EXERCISABLE OPTIONS
                                               --------------------------------------------------
                                                            WEIGHTED AVERAGE
                                                            CONTRACTUAL LIFE
                                               NUMBER OF        REMAINING       WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE                          SHARES        (IN YEARS)        EXERCISE PRICE
---------------------------------------------  ----------  -------------------  -----------------
$0.01-$0.71..................................     124,074            6.26           $    0.20
$1.07........................................     563,036            8.29           $    1.07
$7.50-$13.75.................................     469,506            9.63           $   10.18
                                               ----------
    Total....................................   1,156,616
                                               ----------

                           ONYX PHARMACEUTICALS, INC.

NOTE 8. STOCKHOLDERS' EQUITY (CONTINUED)
    At December 31, 1996 and 1995, 30,862 and 8,958 shares of common stock, respectively, were subject to repurchase. The Company has reserved 2,000,000 common shares for issuance under all stock option plans and the Employee Stock Purchase Plan.

    The Company recorded deferred compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's common stock, as determined by the board of directors, for options granted in 1995 and 1996. Such options were granted at $1.07 per share with a deemed fair value ranging from $1.14 to $5.50 per share. Deferred compensation of approximately $934,000 was recorded for these options. This compensation expense is being amortized over the vesting period of the related options, generally one to four years. Amortization of $272,000 and $30,000 was recorded in 1996 and 1995, respectively.

    In October 1995, the Financial Accounting Standards Board ("FASB") issued FAS No. 123, "Accounting for Stock-Based Compensation", which is effective for 1996. The statement encourages entities to adopt the fair value based method of accounting for employee stock options, as opposed to the method which measures compensation cost for those plans using the intrinsic value-based accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure-only provisions of FAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans except the amortization of deferred compensation described above. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of FAS No. 123, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                                                     YEAR ENDED DECEMBER
                                                                             31,
                                                                     --------------------
                                                                       1996       1995
                                                                     ---------  ---------
Net loss--as reported..............................................  $  (8,417) $  (8,427)
Net loss--pro forma................................................  $  (8,797) $  (8,446)
Net loss per share--as reported....................................  $   (1.29) $   (1.29)
Net loss per share--pro forma......................................  $   (1.35) $   (1.29)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

        Options granted at fair value:

                                                                       YEAR ENDED DECEMBER
                                                                               31,
                                                                      ----------------------
                                                                         1996        1995
                                                                      ----------  ----------
Risk-free interest rate.............................................    6.27%       6.82%
Expected life.......................................................  3.7 years   4.7 years
Expected volatility.................................................     .807        N/A
Expected dividends..................................................     None        None
Weighted average fair value.........................................    $9.77       $2.21

                           ONYX PHARMACEUTICALS, INC.

NOTE 8. STOCKHOLDERS' EQUITY (CONTINUED)
        Options granted at below fair value:

                                                                       YEAR ENDED DECEMBER
                                                                               31,
                                                                      ----------------------
                                                                         1996        1995
                                                                      ----------  ----------
Risk-free interest rate.............................................    5.14%       6.55%
Expected life.......................................................  3.6 years   4.4 years
Expected volatility.................................................     N/A         N/A
Expected dividends..................................................     None        None
Weighted average fair value.........................................    $5.53       $1.07

NOTE 9. INCOME TAXES

    The Company uses the liability method to account for income taxes as required by FASB Statement No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rules and laws that will be in effect when the differences are expected to reverse.

    Significant components of the Company's deferred tax assets are as follows:

                                                                              DECEMBER 31,
                                                                          ---------------------
                                                                             1996       1995
                                                                          ----------  ---------
                                                                             (IN THOUSANDS)
Net operating loss carryforward.........................................  $    9,478  $   6,797
Research and development credit carryforward............................       1,236        943
Capitalized research and development....................................       1,068        753
                                                                          ----------  ---------
Gross deferred tax assets...............................................      11,782      8,493
Valuation allowance.....................................................     (11,782)    (8,493)
                                                                          ----------  ---------
Net deferred tax assets.................................................  $   --      $  --
                                                                          ----------  ---------
                                                                          ----------  ---------

    The valuation allowance increased by $3,793,000 in 1995.

    At December 31, 1996, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $27,000,000 and $3,000,000, respectively, which expire in the years 1998 through 2011. At December 31, 1996, the Company has research and development credit carryforwards for federal income tax purposes of approximately $961,000 which expire in the years 2008 through 2011.

    Because of the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's tax net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

NOTE 10. SUBSEQUENT EVENTS

    In March 1997, the Company entered into a $7 million line of credit arrangement with a bank. The line bears interest at prime plus 1% and expires October 15, 1997. The line is secured by certain assets of the Company and contains covenants related to maintaining debt-to-equity ratios, tangible net worth minimums, cash and investment balances, as well as a restriction on paying dividends or repurchasing stock.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                        DESCRIPTION OF DOCUMENT                                       PAGE
-----------  ---------------------------------------------------------------------------------------------  ---------
   3.1+      Restated Certificate of Incorporation of the Registrant.

   3.2+      Bylaws of the Registrant.

   4.1+      Reference is made to Exhibits 3.1 and 3.2.

   4.2+      Specimen Stock Certificate.

   4.3+      Warrant to Purchase Series C Preferred Stock issued to Lease Management Services, Inc. on
               December 30, 1993.

   4.4+      Amended and Restated Information and Registration Rights Agreement dated May 19, 1994 and as amended through May 16, 1995.

   4.5+      Preferred Stock Purchase Agreement between the Registrant and Warner-Lambert Company dated
               May 4, 1995.

  10.1++     Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Registrant dated April 22, 1994.

  10.1(i)++  Amendment to Collaboration Agreement between Bayer Corporation and the Registrant dated April
               4, 1996.

  10.2++     Research, Development and Marketing Collaboration Agreement between Warner-Lambert Company and the Registrant, dated May 2, 1995.

  10.2(i)+   Waiver of Certain Rights under the Research, Development and Marketing Agreement by
               Warner-Lambert Company dated as of March 28, 1996.

  10.3++     Compound Library Access Agreement between Warner-Lambert Company and the Registrant, dated
               May 2, 1995.

  10.4++     Research and License Agreement between Eli Lilly & Company and the Registrant dated May 15,
               1995 and the Collaborative Research and License Agreement between Eli Lilly and the
               Registrant dated June 12, 1996.

  10.5++     Technology Transfer Agreement dated April 24, 1992 between Chiron and the Registrant, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated
               February 1, 1994, the Letter Agreement dated May 20, 1994 and the Letter Agreement dated
               March 29, 1996.

  10.6+      Scientific Advisory Board Consulting Agreement between Dr. Frank McCormick and the
               Registrant, dated as of March 29, 1996.

  10.6(i)+   Letter Agreement for Consulting Services between Dr. Frank McCormick and the Registrant dated
               April 17, 1996.

  10.7+      Promissory Note by Dr. Frank McCormick payable to the Registrant dated May 15, 1992.

  10.8+      Promissory Notes by Dr. Frank McCormick payable to the Registrant dated May 15, 1992,
               November 1, 1993 and October 21, 1994.

  10.9+      Letter Agreement between Dr. Gregory Giotta and the Registrant, dated May 26, 1995.

  10.10+     Letter Agreement between Dr. William Gerber and the Registrant, dated January 23, 1995.

  10.11+     Credit Terms and Conditions dated October 28, 1995 between the Registrant and Imperial Bank;
               Addendum dated October 28, 1995; and Modification Letter dated December 29, 1995.

  10.12+     Equipment Financing Agreement Number 10762 between Lease Management Services, Inc. and the
               Registrant, dated December 30, 1993 and Addendum thereto dated December 30, 1993.

  EXHIBIT
  NUMBER                                        DESCRIPTION OF DOCUMENT                                       PAGE
-----------  ---------------------------------------------------------------------------------------------  ---------
  10.13+     1996 Equity Incentive Plan.

  10.14+     1996 Non-Employee Directors' Stock Option Plan.

  10.15+     1996 Employee Stock Purchase Plan.

  10.16+     Lease by and between Hall Properties, Inc. and the Registrant dated September 9, 1992, the
               First Amendment thereto dated April 21, 1993 and the Second Amendment thereto dated May 11,
               1996.

  10.17+     Form of Indemnity Agreement to be signed by executive officers and directors of the Company.

  10.18      Credit Terms and Conditions dated March 10, 1997 between the Registrant and Imperial Bank.

  11.1       Statement regarding Computation of Net Loss Per Share.

  23.1       Consent of Ernst & Young LLP, Independent Auditors.

  25.1       Power of Attorney. Reference is made to page 34.

  27.1       Financial Data Schedule.

------------------------

+   Confidential treatment has been received for portions of this document.

+  Filed as an exhibit to Registrant's Registration Statement on Form SB-2 (No.
    333-3176-LA ) and the quarterly report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.