Form 10-Q
period 1997-03-31
ONYX PHARMACEUTICALS INC
filed 1997-05-15
CIK 1012140

                             ONYX PHARMACEUTICALS, INC.

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                          ____________________________

                                    FORM 10-Q



( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to______________


Commission File Number:  0-28298



                           ONYX PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                    94-3154463
(State or other jurisdiction of             (IRS Employer ID Number)
incorporation or organization)

                               3031 Research Drive
                           Richmond, California  94806
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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 9,549,789 as of April 30, 1997.

                           ONYX PHARMACEUTICALS, INC.

                                      INDEX




PART I:  FINANCIAL INFORMATION

                                                                          PAGE

ITEM 1.   Financial Statements

                Condensed balance sheets - March 31, 1997 and
                December 31, 1996                                            3

                Condensed statements of operations - three  months
                ended March 31, 1997 and 1996                                4

                Condensed statements of cash flows - three  months
                ended March 31, 1997 and 1996                                5

               Notes to condensed financial statements                       6

ITEM 2.   Management's discussion and analysis of financial
             condition and results of operations                             8


PART II:  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                  12

EXHIBIT INDEX                                                               13

                           ONYX PHARMACEUTICALS, INC.

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       March 31,     December 31,
                                                         1997           1996
                                                      -----------    ------------
 ASSETS                                               (unaudited)
 Current assets:
     Cash and cash equivalents                         $   9,376       $ 36,258
     Short-term investments                               26,829          4,071
     Other current assets                                    792            638
                                                       ---------       --------
          Total current assets                            36,997         40,967

 Property and equipment, net                               4,066          4,196
 Notes receivable from related parties                       576            396
 Other assets                                                167            220
                                                       ---------       --------
TOTAL ASSETS                                           $  41,806       $ 45,779
                                                       ---------       --------
                                                       ---------       --------


 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                  $     833       $    693
     Accrued liabilities                                   1,271          1,277
     Accrued compensation                                    576            439
     Deferred revenue                                          -          1,631
     Long-term debt, current portion                         444            444
                                                       ---------       --------
         Total current liabilities                         3,124          4,484
 Long-term debt, noncurrent portion                            -             99
 Deferred rent                                               174            273

 Stockholders' equity:
     Preferred stock, $0.001 par value;
        5,000,000 shares authorized, none                      -              -
        issued and outstanding
     Common stock, $0.001 par value:
        25,000,000 shares authorized,
        9,535,784 and 9,514,285 shares issued
        and outstanding as of March 31, 1997                  10             10
        and December 31, 1996, respectively
     Additional paid-in capital                           71,155         71,132
     Deferred compensation                                  (577)          (632)
     Accumulated deficit                                 (32,080)       (29,587)
                                                       ---------       --------
          TOTAL STOCKHOLDERS' EQUITY                      38,508         40,923
                                                       ---------       --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  41,806       $ 45,779
                                                       ---------       --------
                                                       ---------       --------

                             See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       Three Months Ended
                                                            March 31,
                                                --------------------------------
                                                     1997              1996
                                                -------------      -------------
 Revenue:
     Contract and other revenue ($1,845 and
        $1,812 from related parties for the
        three months ended March 31, 1997
        and 1996 respectively)                   $    2,152         $   1,974

 Operating expenses:
     Research and development                         3,877             3,542
     General and administrative                       1,266               855
                                                 -----------        ----------

          Total operating expenses                    5,143             4,397
                                                 -----------        ----------
 Loss from operations                                (2,991)           (2,423)

 Interest income, net                                   498               130
                                                 -----------        ----------

 Net loss                                        $   (2,493)        $  (2,293)
                                                 -----------        ----------
                                                 -----------        ----------

 Net loss per share                              $    (0.26)
                                                 -----------
                                                 -----------

 Shares used in computing net loss per share          9,523
                                                 -----------
                                                 -----------

 Pro forma net loss per share                                       $   (0.35)
                                                                    -----------
                                                                    -----------

 Shares used in computing pro forma net loss
   per share                                                            6,642
                                                                    -----------
                                                                    -----------

                            See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.

                        CONDENSED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          Three months ended
                                                               March 31,
                                                      --------------------------
                                                         1997            1996
                                                      ---------       ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $ (2,493)       $ (2,293)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                        416             358
      Forgiveness of note receivable                         -              13
      Amortization of deferred compensation                 55              70

      Changes in assets and liabilities:
         Other current assets                             (154)           (299)
         Other assets                                       53             (17)
         Accounts payable                                  140            (188)
         Accrued liabilities                                (6)            163
         Accrued compensation                              137             180
         Deferred revenue                               (1,631)         (1,298)
         Deferred rent                                     (99)            (20)
                                                      ---------       ---------
 Net cash used in operating activities                  (3,582)         (3,331)
                                                      ---------       ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of short-term investments                   (26,829)           (974)
 Sales and maturities of short-term investments          4,071           2,689
 Capital expenditures                                     (286)           (456)
 Notes receivable from related parties                    (180)              -
 Proceeds from sale of fixed assets                          -               3
                                                      ---------       ---------
 Net cash provided by (used in)
  investing activities                                  (23,224)          1,262
                                                      ---------       ---------


 CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term debt                                (99)           (131)
 Net proceeds from issuance of common stock                 26              95
 Repurchase of common stock                                 (3)              -
                                                      ---------       ---------
 Net cash used in financing activities                     (76)            (36)
                                                      ---------       ---------

 Net decrease in cash and cash equivalents             (26,882)         (2,105)
 Cash and cash equivalents at beginning of the
   period                                               36,258           3,779
                                                      ---------       ---------
 Cash and cash equivalents at end of the period         $9,376          $1,674
                                                      ---------       ---------
                                                      ---------       ---------

                            See accompanying  notes.

                           ONYX PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the ONYX Pharmaceuticals, Inc. (the "Company" or "ONYX") Annual Report on Form 10-K.



NOTE 2.  NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares issued during the 12-month period prior to the filing of a registration statement in connection with the Company's initial public offering at prices below the public offering price of $12.00 have been included in the calculation as if they were outstanding for all periods presented through March 31, 1996 (using the treasury stock method for stock options at the estimated public offering price).

Pro forma net loss per share has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that automatically converted upon completion of the Company's initial public offering (using the if converted method) from original date of issuance.

Net loss per share is as follows for the quarter ended March 31, 1996:

 Net loss per share                                       $    (1.64)
                                                          -----------
                                                          -----------

 Shares used in computing  net loss per share                   1,402
                                                          -----------
                                                          -----------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact on earnings per share for the quarters ended March 31, 1997 and March 31, 1996 will not be material.

                           ONYX PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


NOTE 3.  COLLABORATIVE AGREEMENTS

In accordance with the terms of the agreement dated May 4, 1995 between ONYX and Warner-Lambert Company, Warner-Lambert Company purchased 192,941 shares of common stock on May 2, 1997 at an aggregate purchase price of approximately $3.3 million.

NOTE  4.  MARKETABLE SECURITIES - AVAILABLE-FOR-SALE

The following is a summary of available-for-sale securities as of March 31, 1997:

                                                                  Available-
                                                                   for-sale
                                                                  Securities
                                                                --------------
                                                                  Estimated
                                                                  Fair Value
                                                                --------------
                                                                (in thousands)
 Cash equivalents:
    U.S. corporate securities                                    $    4,619
    Foreign corporate securities                                      2,983
    Money market funds                                                1,772
                                                                 ----------
                                                                      9,374

 Short-term investments:
    U.S. corporate securities                                         9,408
    Foreign corporate securities                                      9,858
    U.S. government securities                                        2,008
                                                                 ----------
                                                                     21,274
                                                                 ----------

 Total available-for-sale securities                             $   30,648
                                                                 ----------
                                                                 ----------

As of March 31, 1997, the difference between the fair value and the amortized cost of available-for-sale securities was insignificant. The average portfolio duration is approximately seven months, and the contractual maturity of each of the investments does not exceed two years. Held at March 31, 1997 and excluded from short term investments above is $5,555,000 of certificates of deposits.

NOTE 5.  LINE OF CREDIT

In March 1997, the Company entered into a $7 million line of credit
arrangement with a bank.   The line bears interest at prime plus 1% and
expires October 15, 1997. The line is secured by certain assets of the Company and contains covenants related to maintaining debt-to-equity ratios, tangible net worth minimums, cash and investment balances, as well as a restriction on paying dividends or repurchasing stock. As of March 31, 1997, no balance was outstanding on the line of credit.

                           ONYX PHARMACEUTICALS, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS OVERVIEW AND THE FOLLOWING DISCUSSION CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996.

OVERVIEW

Since its inception, ONYX Pharmaceuticals, Inc. (the "Company" or "ONYX") has been engaged in the discovery and development of novel therapeutics based upon the genetics of human disease, with an initial focus on cancer. Currently, the Company has five therapeutic discovery programs focused on the following cancer mutations: p53, ras, cell cycle, BRCA1 and APC.

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

The Company has not been profitable since inception and expects to incur substantial and increasing losses for the foreseeable future, primarily due to the expansion of its research and development programs, including preclinical studies and clinical trials in the p53 program. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 1997, the Company's accumulated deficit was approximately $32.1 million.

The Company's business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. The Company does not expect to generate revenues from the sale of proposed products in the foreseeable future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996.

REVENUES

The Company's revenues for the three months ended March 31, 1997 and 1996 were $2,152,000 and $1,974,000, respectively. Revenues for the three months ended March 31, 1997 were attributable to amounts earned for research performed under the Company's collaborations with Bayer, Warner-Lambert and Eli Lilly.

                           ONYX PHARMACEUTICALS, INC.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended March 31, 1997 and 1996 were $3,877,000 and $3,542,000, respectively. The increase was primarily due to additional preclinical and clinical costs associated with current and planned Phase I clinical trials of ONYX-015, the lead product in the Company's p53 program. The Company expects that research and development expenses will continue to grow significantly during future periods due to the hiring of personnel and the expansion of ONYX-015 clinical studies. The Company anticipates Phase II clinical trials for ONYX-015 will begin during the second half of 1997.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 1997 and 1996 were $1,266,000 and $855,000, respectively. The increase was primarily due to increased compensation expenses associated with the hiring of additional staff to support the growth of the Company. General and administrative expenses are expected to increase as the Company's growth continues.

NET INTEREST INCOME

The Company had net interest income of $498,000 and $130,000 for the three months ended March 31, 1997 and 1996, respectively. The increase in interest income reflects the Company's higher average balance of cash, cash equivalents and short-term investments resulting from its initial public offering of common stock in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's cash expenditures have substantially exceeded its revenues and the Company has relied primarily on the proceeds from the sale of equity securities and revenue from collaborative research and development agreements to fund its operations.

The Company's cash, cash equivalents and short-term investments were $36,205,000 at March 31, 1997, compared with $40,329,000 at December 31,
1996. Increasing levels of clinical research and product development associated with ONYX-015, the lead product in the p53 program, and the higher levels of general and administrative expenses resulted in approximately $2,500,000 of cash used in operations. The balance of the cash decline was attributable to the timing of the receipt of collaborative research payments. The Company expects cash used in operations will continue to increase as additional clinical trials for ONYX-015 commence and new programs are initiated.

Total capital expenditures for equipment and leasehold improvements for the three-month period ended March 31, 1997 was $286,000. The Company expects to make expenditures of approximately $2,300,000 for the remainder of 1997 for capital equipment and improvements to its existing facility. In addition, subject to approval by the Board of Directors and clinical results of ONYX-015, the Company may begin to construct a small scale manufacturing facility capable of producing material for clinical trials and for the commercialization of ONYX-015. The Company estimates the facility may cost approximately $1,000,000 to $2,000,000.

The Company anticipates that its existing capital resources and interest thereon, and anticipated revenues from its existing collaborations, together with $3,333,000 from the sale of 192,941 shares of common stock to Warner-Lambert which the Company received on May 2, 1997, will be sufficient to fund its current and planned operations through 1998. As of March 31, 1997, the Company had $7,000,000 available through a line of credit which expires on October 15, 1997, collateralized by laboratory equipment and leasehold improvements. There can be no assurance, however, that changes in the Company's operating expenses will not result in the expenditure of such resources before such time, and

                           ONYX PHARMACEUTICALS, INC.

in any event, the Company will need to raise substantial additional capital to fund its operations in future periods.

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

There can be no assurance that the Company will be able to maintain existing collaborative agreements, negotiate collaborative arrangements in the future on acceptable terms, if at all, or that any such collaborative arrangements will be successful. To the extent that the Company is not able to maintain or establish such arrangements, the Company would be required to undertake such activities at its own expense.

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

                           ONYX PHARMACEUTICALS, INC.

PART II:  OTHER INFORMATION

Item  6.

          a)  Exhibits

                  Exhibit 10.19 Letter Agreement between Dr. Allan Balmain and the Registrant dated August 26, 1996, as amended March 3, 1997.

                  Exhibit 11.1 Statement Regarding Computation of Net Loss Per Share

                  Exhibit 27.1   Financial Data Schedule


          b)  Form 8-K

                  No reports on Form 8-K were filed during the period covered by this report.

                           ONYX PHARMACEUTICALS, INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ONYX PHARMACEUTICALS, INC




Date:  May 15, 1997                By:  /s/ Hollings C. Renton
                                        -------------------------------------
                                        Hollings C. Renton
                                        President, Chief Executive Officer and
                                        Director (Principal Executive Officer)



Date:  May 15, 1997                By:  /s/ Douglas L. Blankenship
                                        -------------------------------------
                                        Douglas L. Blankenship
                                        Treasurer
                                        (Principal Financial and Accounting
                                        Officer)

                           ONYX PHARMACEUTICALS, INC.

EXHIBIT INDEX

                                                                     Sequentially
                                                                       Numbered
Exhibit Number    Description of Exhibits                                Page
--------------    -----------------------                                ----
   10.19          Letter Agreement between Dr. Allan Balmain
                  and the Registrant dated August 26, 1996, as
                  amended March 3, 1997.

   11.1 Statement Regarding Computation of Net Loss per Share

   27.1           Financial Data Schedule
