Form 10-Q
period 1997-06-30
ONYX PHARMACEUTICALS INC
filed 1997-08-14
CIK 1012140

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                             ____________________________

                                      FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                          OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________________to______________


Commission File Number:  0-28298
                         -------


                              ONYX PHARMACEUTICALS, INC.
                (Exact name of registrant as specified in its charter)

Delaware                                         94-3154463
-------------------------------             ------------------------
(State or other jurisdiction of             (IRS Employer ID Number)
incorporation or organization)

                                 3031 Research Drive
                             Richmond, California  94806
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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 9,809,057 as of July 31, 1997.

                          ONYX PHARMACEUTICALS, INC.

                                     INDEX


PART I:  FINANCIAL INFORMATION

                                                                         PAGE

ITEM 1.     Financial Statements

              Condensed balance sheets - June 30, 1997 and
               December 31, 1996                                           3

              Condensed statements of operations - three and six months
               ended June 30, 1997 and 1996                                4

              Condensed statements of cash flows - six months ended
               June 30, 1997 and 1996                                      5

              Notes to condensed financial statements                      6

ITEM 2.     Management's discussion and analysis of financial
             condition and results of operations                           9



PART II:  OTHER INFORMATION

ITEM 2.     Changes in Securities                                        13

ITEM 4.     Submission of Matters to a Vote of Security Holders          13

ITEM 6.     Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                               14

EXHIBIT INDEX                                                            15

                          ONYX PHARMACEUTICALS, INC.

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                       (In thousands, except share data)


                                                         June 30,     December 31,
                                                           1997           1996
                                                        -----------   ------------
                                                        (unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                             $  7,152    $ 36,258
    Short-term investments                                  30,370       4,071
    Other current assets                                       618         638
                                                          --------    --------
  Total current assets                                      38,140      40,967

  Property and equipment, net                                4,061       4,196
  Notes receivable from related parties                        800         396
  Other assets                                                 209         220
                                                          --------    --------
TOTAL ASSETS                                              $ 43,210    $ 45,779
                                                          --------    --------
                                                          --------    --------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                      $    786    $    693
    Accrued liabilities                                      2,346       1,277
    Accrued compensation                                       476         439
    Deferred revenue                                           846       1,631
    Long-term debt, current portion                            270         444
                                                          --------    --------
  Total current liabilities                                  4,724       4,484
  Long-term debt, noncurrent portion                             -          99
  Deferred rent                                                154         273

  Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
  authorized, none issued and outstanding                        -           -
  Common stock, $0.001 par value: 25,000,000 shares
  authorized, 9,805,395 and 9,514,285 shares issued
  and outstanding as of June 30, 1997 and December 31,
  1996, respectively                                            10          10
  Additional paid-in capital                                74,682      71,132
  Deferred compensation                                       (522)       (632)
  Accumulated deficit                                      (35,838)    (29,587)
                                                          --------    --------
  Total stockholders' equity                                38,332      40,923
                                                          --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 43,210    $ 45,779
                                                          --------    --------
                                                          --------    --------

                            See accompanying notes.

                          ONYX PHARMACEUTICALS, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                 (unaudited)

                                                   Three Months Ended   Six Months Ended
                                                        June 30,            June 30,
                                                   ------------------   -----------------
                                                      1997      1996      1997      1996
                                                   --------   -------   -------   -------
Revenue:
  Contract and other revenue                       $    303   $    88   $   610   $   250
  Contract revenue from related parties               1,845     1,812     3,690     3,624
                                                   --------   -------   -------   -------
Total revenue                                         2,148     1,900     4,300     3,874

Operating expenses:
  Research and development                            5,103     3,541     8,980     7,083
  General and administrative                          1,327     1,058     2,593     1,913
                                                   --------   -------   -------   -------
Total operating expenses                              6,430     4,599    11,573     8,996
                                                   --------   -------   -------   -------

Loss from operations                                 (4,282)   (2,699)   (7,273)   (5,122)

Interest income, net                                    524       332     1,022       462
                                                   --------   -------   -------   -------

Net loss                                           $ (3,758)  $(2,367)  $(6,251)  $(4,660)
                                                   --------   -------   -------   -------
                                                   --------   -------   -------   -------

Net loss per share                                 $  (0.39)            $ (0.65)
                                                   --------             -------
                                                   --------             -------

Shares used in computing net loss
 per share                                            9,680               9,602
                                                   --------             -------
                                                   --------             -------

Pro forma net loss per share                                  $ (0.29)            $ (0.63)
                                                              -------             -------
                                                              -------             -------

Shares used in computing pro forma
 net loss per share                                             8,074               7,358
                                                              -------             -------
                                                              -------             -------

                            See accompanying notes.

                          ONYX PHARMACEUTICALS, INC.


                       CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                  (unaudited)

                                                              Six months ended
                                                                  June 30,
                                                           ---------------------
                                                              1997       1996
                                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                   $ (6,251)   $ (4,660)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                                 865         731
  Forgiveness of note receivable                                  -          25
  Amortization of deferred compensation                         110         137
  Changes in assets and liabilities:
    Other current assets                                         20          73
    Other assets                                                 11         (77)
    Accounts payable                                             93          63
    Accrued liabilities                                       1,069         457
    Accrued compensation                                         37          90
    Deferred revenue                                           (785)        (26)
    Deferred rent                                              (119)     (1,271)
                                                           ---------   ---------
Net cash used in operating activities                        (4,950)     (4,458)
                                                           ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of short-term investments                         (30,370)    (11,407)
Sales and maturities of short-term investments                4,071       8,704
Capital expenditures                                           (730)       (784)
Notes receivable from related parties                          (404)          -
Proceeds from sale of fixed assets                                -           -
                                                           ---------   ---------
Net cash used in investing activities                       (27,433)     (3,487)
                                                           ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt                                     (273)       (220)
Net proceeds from issuance of common stock                    3,550      35,311
Repurchase of common stock                                        -           -
                                                           ---------   ---------
Net cash provided by financing activities                     3,277      35,091
                                                           ---------   ---------

Net increase (decrease) in cash and cash equivalents        (29,106)     27,146

Cash and cash equivalents at beginning of the period         36,258       3,779
                                                           ---------   ---------

Cash and cash equivalents at end of the period             $  7,152    $ 30,925
                                                           ---------   ---------
                                                           ---------   ---------


                            See accompanying notes.

                          ONYX PHARMACEUTICALS, INC.


                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (unaudited)

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

Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the ONYX Pharmaceuticals, Inc. (the "Company" or "ONYX") Annual Report on Form 10-K.

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

Pro forma net loss per share for the three and six months ended June 30, 1996 has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that automatically converted upon completion of the Company's initial public offering (using the if converted method) from original date of issuance.

Historical net loss per share for 1996 is as follows:

                                       Three months ended  Six months ended
                                          June 30, 1996      June 30, 1996
                                       ------------------  ----------------
    Net loss per share                      $  (0.41)         $  (1.29)
                                            ---------         ---------
                                            ---------         ---------
    Shares used in computing net
     loss per share                            5,814             3,608
                                            ---------         ---------
                                            ---------         ---------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact on earnings per share for the three and six months ended June 30, 1997 and 1996 will not be material.

                          ONYX PHARMACEUTICALS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (unaudited)

NOTE 3.  COLLABORATIVE AGREEMENTS

In accordance with the terms of the agreement dated May 4, 1995, Warner-Lambert Company ("Warner-Lambert") purchased 192,941 shares of common stock of the Company on May 2, 1997 at an aggregate purchase price of approximately $3,333,000.

NOTE  4.  MARKETABLE SECURITIES - AVAILABLE-FOR-SALE

The following is a summary of available-for-sale securities as of June 30, 1997:

                                                  Available-for-sale
                                                      Securities
                                                 Estimated fair value
                                                    (in thousands)
                                                 --------------------
         Cash equivalents:
              U.S. corporate securities               $  2,490
              Money market funds                         4,662
                                                      --------
         Total cash equivalents:                         7,152
                                                      --------

         Short-term investments:
              U.S. corporate securities                 12,823
              Foreign corporate securities               9,896
              U.S. government securities                 2,037
                                                      --------
         Total short-term investments                   24,756
                                                      --------

         Total available-for-sale securities          $ 31,908
                                                      --------
                                                      --------

As of June 30, 1997, the difference between the fair value and the amortized cost of available-for-sale securities was insignificant. The average portfolio duration is approximately five months, and the contractual maturity of each of the investments does not exceed two years. Held at June 30, 1997, and excluded from short-term investments above, is $5,614,000 of certificates of deposits.

NOTE 5.  LINE OF CREDIT

In March 1997, the Company entered into a $7 million line of credit
arrangement with a bank.   The line bears interest at prime plus 1% and
expires October 15, 1997. The line is secured by certain assets of the Company and contains covenants related to maintaining debt-to-equity ratios, tangible net worth minimums, cash and investment balances, as well as a restriction on paying dividends or repurchasing stock. As of June 30, 1997, no balance was outstanding on the line of credit.

                          ONYX PHARMACEUTICALS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (unaudited)

NOTE 6.  SUBSEQUENT EVENT

On July 31, 1997, the Company signed a three-year research and development agreement with Warner-Lambert aimed at discovering new therapeutics to regulate inflammation and autoimmunity. Terms of the agreement provide for receipt by the Company of an up-front licensing fee payable in three stages, as well as milestone payments and royalties on eventual product sales. In return, Warner-Lambert receives exclusive worldwide marketing rights to products emerging from the collaboration. Total payments to the Company prior to commercialization could total nearly $30 million. Warner-Lambert has the right to terminate the agreement at its discretion on January 31, 1999 upon written notice and provided that research payments to the Company are continued through July 31, 1999. In addition, Warner-Lambert may terminate the research portion of the agreement, and associated research funding and milestone payments, at its discretion if a project director acceptable to Warner-Lambert has not been hired by ONYX prior to January 31, 1998.

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

OVERVIEW

Since its inception, ONYX Pharmaceuticals, Inc. (the "Company" or "ONYX") has been engaged in the discovery and development of novel therapeutics based upon the genetics of human disease, with an emphasis on cancer. Currently, the Company has five therapeutic discovery programs focused on the following cancer mutations: p53, ras, cell cycle, BRCA1 and APC.

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

During the quarter ended June 30, 1997, the Company completed initial Phase I safety studies of ONYX-015 in patients with recurrent and refractory head and neck cancer. ONYX-015 was found to be safe and well-tolerated, as well as biologically active. Based on the results of this first Phase I study, the Company initiated a Phase II efficacy trial of ONYX-015 in the same patient population. Three Phase I trials are also now underway, including pancreatic and ovarian cancers, and gastrointestinal cancers that have metastasized to the liver. In addition, a lead compound was identified in the ras collaboration with Bayer Corporation.

On July 31, 1997, the Company signed a three-year research and development agreement with Warner-Lambert aimed at discovering new therapeutics to regulate inflammation and autoimmunity. The Company believes that expanding into the area of inflammation is a natural step for the Company because some of the same biochemical pathways that lead to cancer also play an important role in the development of inflammatory disorders. Terms of the agreement provide for receipt by the Company of an up-front licensing fee payable in three stages, as well as milestone payments and royalties on eventual product sales. In return, Warner-Lambert receives exclusive worldwide marketing rights to products emerging from the collaboration. Total payments to the Company prior to commercialization could total nearly $30,000,000. Warner-Lambert has the right to terminate the agreement at its discretion on January 31, 1999 upon written notice and provided that research payments to the Company are continued through July 31, 1999. In addition, Warner-Lambert may terminate the research portion of the agreement, and associated research funding and milestone payments, at its discretion if a project director acceptable to Warner-Lambert has not been hired by ONYX prior to January 31, 1998.

The Company has not been profitable since inception and expects to incur substantial and increasing losses for the foreseeable future, primarily due to the expansion of its research and development programs, including clinical trials in the p53 program. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 1997, the Company's accumulated deficit was approximately $35,800,000.

The Company's business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. The Company does not expect to generate revenues from the sale of proposed products in the foreseeable future.

                          ONYX PHARMACEUTICALS, INC.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

REVENUES

The Company's revenues increased 13% to $2,148,000 and 11% to $4,300,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. Revenues for the 1996 periods were $1,900,000 and $3,874,000, respectively. Revenues for the three and six months ended June 30, 1997 and 1996 were attributable to amounts earned for research performed under the Company's collaborations with Bayer, Warner-Lambert and Eli Lilly. The increase in revenues for the three and six months ended June 30, 1997 is primarily due to an expanded agreement with Eli Lilly which increased the funding levels under the agreement as compared to the funding levels in 1996.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 44% to $5,103,000 and 27% to $8,980,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The increase was primarily due to additional clinical costs associated with current and planned Phase I and Phase II clinical trials of ONYX-015, the lead product in the Company's p53 program. The Company expects that research and development expenses will continue to grow significantly during future periods due to the hiring of personnel and the expansion of ONYX-015 clinical studies.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 25% to $1,327,000 and 36% to $2,593,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. The increase was primarily due to increased administrative staffing, additional costs incurred in connection with corporate development activities and higher expenses associated with the Company's reporting and other requirements associated with operating as a publicly held company. General and administrative expenses are expected to increase to support the Company's research and development efforts.

NET INTEREST INCOME

The Company had net interest income of $524,000 and $1,022,000 for the three and six months ended June 30, 1997 and 1996, respectively, as compared with $332,000 and $462,000 for the same periods in 1996. The increase in net interest income reflects the Company's higher average balance of cash, cash equivalents and short-term investments resulting primarily from its initial public offering of common stock in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's cash expenditures have substantially exceeded its revenues. The Company has relied primarily on the proceeds from the sale of equity securities and revenue from collaborative research and development agreements to fund its operations.

The Company's cash, cash equivalents and short-term investments were $37,522,000 at June 30, 1997, compared with $40,329,000 at December 31, 1996.
Increasing levels of clinical research and product development associated with ONYX-015, the lead product in the p53 Program, and the higher levels of general and administrative expenses resulted in approximately $4,950,000 of cash used in operations for the six months ended June 30, 1997. This cash decline was partially offset by Warner-Lambert's $3,333,000 purchase of 192,941 shares of common stock in May 1997. The Company expects cash used in operations will continue to increase as additional clinical trials for ONYX-015 commence.

                          ONYX PHARMACEUTICALS, INC.

Total capital expenditures for equipment and leasehold improvements for the six months ended June 30, 1997 were $730,000. The Company expects to make expenditures of approximately $1,900,000 for the remainder of 1997 for capital equipment and improvements to its existing facility.

The Company anticipates that its existing capital resources and interest thereon, and anticipated revenues from its existing collaborations will be sufficient to fund its current and planned operations through the end of 1998. There can be no assurance, however, that changes in the Company's operating expenses will not result in the expenditure of such resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. As of June 30, 1997, the Company had $7,000,000 available through a line of credit which expires on October 15, 1997.

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

In addition, many of the Company's potential products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators. Moreover, the Company is entitled to only a portion of the revenues, if any, realized from the commercial sale of any of the potential products covered by the collaborations. Should the Company or its collaborators fail to perform in accordance with the terms of any of their agreements or terminate such agreements without cause, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's results of operations.

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

                          ONYX PHARMACEUTICALS, INC.

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

                          ONYX PHARMACEUTICALS, INC.

PART II:  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         On May 2, 1997, the Company sold 192,941 shares of Common Stock to Warner-Lambert Company for an aggregate purchase price of $3,333,000. The sale of such shares to Warner-Lambert Company was deemed to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 4(2) thereof, as a transaction not involving a public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Stockholders of ONYX Pharmaceuticals, Inc., a Delaware corporation ("ONYX") was held on May 22, 1997.

         (b) Each of management's nominees to the Board of Directors was elected to serve until the Company's annual meeting of stockholders in 2000. The nominees were: Paul Goddard, Ph.D., 8,556,498 common shares for, 15,657 withheld; Randy Thurman, 8,556,398 common shares for and 15,757 withheld; and Wendell Wierenga, Ph.D., 8,555,177 common shares for and 16,978 withheld.

         (c) (i) The other matter presented to the stockholders at the Annual Meeting was the ratification of selection of Ernst & Young LLP as independent auditors of ONYX for the fiscal year ending December 31, 1997: 8,553,048 common shares for, 9,883 against, 9,224 abstain and 0 non-votes.

              (ii) ONYX also solicited the approval of the stockholders on the following matters:

                   A. An increase of 600,000 shares to the aggregate number of shares of Common Stock authorized for issuance under the 1996 Equity Incentive Plan, as amended, and to add provisions to such plan with respect to Section 162(m) of the Internal Revenue Code of 1986, as amended:

                        5,934,740 common shares for, 697,630 against, 15,931
                        abstain and 1,923,854 non-votes

                   B. An amendment to the 1996 Non-Employee Directors' Plan, as amended, to allow non-employee directors who are also consultants to receive option grants under the plan:

                        8,031,352 common shares for, 357,805 against, 28,417
                        abstain and 154,581 non-votes

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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


                                       ONYX PHARMACEUTICALS, INC.



Date:  August 14, 1997                 By:  /s/ Hollings C. Renton
                                            -----------------------------------
                                            Hollings C. Renton
                                            President, Chief Executive Officer
                                            and Director (Principal Executive
                                            Officer)




Date:  August 14, 1997                 By:  /s/ Douglas L. Blankenship
                                            -----------------------------------
                                            Douglas L. Blankenship
                                            Treasurer
                                            (Principal Financial and Accounting
                                            Officer)

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