Form 10-Q
period 1997-09-30
ONYX PHARMACEUTICALS INC
filed 1997-11-14
CIK 1012140

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                             ____________________________

                                      FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                          OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to______________


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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 9,825,708 as of October 31, 1997.

                              ONYX PHARMACEUTICALS, INC.

                                         INDEX




PART I:  FINANCIAL INFORMATION

                                                                            PAGE

ITEM 1.       Financial Statements

                Condensed balance sheets - September 30, 1997 and
                 December 31, 1996                                            3

                Condensed statements of operations - three and nine months
                 ended September 30, 1997 and 1996                            4

                Condensed statements of cash flows - nine months ended
                 September 30, 1997 and 1996                                  5

                Notes to condensed financial statements                       6

ITEM 2.       Management's discussion and analysis of financial
              condition and results of operations                             9



PART II:  OTHER INFORMATION

ITEM 2.       Change in Securities and Use of Proceeds                       13

ITEM 5.       Other Information                                              14

ITEM 6.       Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                   16

EXHIBIT INDEX                                                                17

                              ONYX PHARMACEUTICALS, INC.

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                               CONDENSED BALANCE SHEETS
                          (In thousands, except share data)



                                                                  September 30,        December 31,
                                                                      1997                 1996
                                                                  -------------        ------------
                                                                   (unaudited)
ASSETS
    Current assets:
         Cash and cash equivalents                               $     12,310        $    36,258
         Short-term investments                                        22,258              4,071
         Other current assets                                             626                638
                                                                 ------------        -----------
    Total current assets                                               35,194             40,967

    Property and equipment, net                                         4,393              4,196
    Notes receivable from related parties                                 866                396
    Other assets                                                          268                220
                                                                 ------------        -----------
TOTAL ASSETS                                                     $     40,721        $    45,779
                                                                 ------------        -----------
                                                                 ------------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
         Accounts payable                                        $        543        $       693
         Accrued liabilities                                            3,027              1,277
         Accrued compensation                                             631                439
         Deferred revenue                                               2,169              1,631
         Long-term debt, current portion                                  208                444
                                                                 ------------        -----------
    Total current liabilities                                           6,578              4,484
    Long-term debt, noncurrent portion                                      -                 99
    Deferred rent                                                         133                273

    Stockholders' equity:
    Preferred stock, $0.001 par value: 5,000,000 shares
    authorized, none issued and outstanding                                 -                  -
    Common stock, $0.001 par value: 25,000,000 shares authorized,
    9,822,098 and 9,514,285 shares issued and outstanding
    as of September 30, 1997 and December 31, 1996, respectively           10                 10
    Additional paid-in capital                                         74,713             71,132
    Deferred compensation                                                (468)              (632)
    Accumulated deficit                                               (40,245)           (29,587)
                                                                 ------------        -----------
    Total stockholders' equity                                         34,010             40,923
                                                                 ------------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $     40,721        $    45,779
                                                                 ------------        -----------
                                                                 ------------        -----------




                               See accompanying notes.

                              ONYX PHARMACEUTICALS, INC.

                          CONDENSED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                     (unaudited)


                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                           -------------------------     -------------------------
                                                              1997           1996           1997           1996
                                                           ----------     ----------     ----------     ----------
Revenue:
    Contract and other revenue                             $     300      $    739      $    910        $    989
    Contract revenue from related parties                      1,590         1,819         5,280           5,443
                                                           ---------      --------      --------        --------
Total revenue                                                  1,890         2,558         6,190           6,432

Operating expenses
    Research and development                                   5,489         3,358        14,469          10,441
    General and administrative                                 1,319         1,023         3,912           2,936
                                                           ---------      --------      --------        --------
Total operating expenses                                       6,808         4,381        18,381          13,377
                                                           ---------      --------      --------        --------

Loss from operations                                          (4,918)       (1,823)      (12,191)         (6,945)

Interest income, net                                             511           581         1,533           1,043
                                                           ---------      --------      --------        --------

Net loss                                                   $  (4,407)     $ (1,242)     $(10,658)       $ (5,902)
                                                           ---------      --------      --------        --------
                                                           ---------      --------      --------        --------

Net loss per share                                         $   (0.45)     $  (0.13)     $  (1.10)
                                                           ---------      --------      --------
                                                           ---------      --------      --------

Shares used in computing net loss per share                    9,816         9,461         9,678
                                                           ---------      --------      --------
                                                           ---------      --------      --------

Pro forma net loss per share                                                                            $  (0.73)
                                                                                                        --------
                                                                                                        --------

Shares used in computing pro forma net loss per share                                                      8,059
                                                                                                        --------
                                                                                                        --------



                               See accompanying  notes.

                             ONYX PHARMACEUTICALS, INC.

                          CONDENSED STATEMENTS OF CASH FLOW
                                    (In thousands)
                                     (unaudited)



                                                                            Nine Months Ended
                                                                               September 30,
                                                                    ----------------------------------
                                                                         1997                1996
                                                                    --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                             $ (10,658)           $ (5,902)
Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                        1,352               1,129
    Forgiveness of note receivable                                          12                  38
    Amortization of deferred compensation                                  164                 205
    Changes in assets and liabilities:
         Other current assets                                               12                (105)
         Other assets                                                      (48)                (84)
         Accounts payable                                                 (150)                 33
         Accrued liabilities                                             1,750                 571
         Accrued compensation                                              192                 207
         Deferred revenue                                                  538                (237)
         Deferred rent                                                    (140)                (17)
                                                                     ---------            --------

Net cash used in operating activities                                   (6,976)             (4,162)
                                                                     ---------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of short-term investments                                    (30,631)             (9,907)
Sales and maturities of short-term investments                          12,444              12,102
Capital expenditures                                                    (1,549)             (1,067)
Notes receivable from related parties                                     (482)                  -
                                                                     ---------            --------

Net cash provided by (used in) investing activities                    (20,218)              1,128
                                                                     ---------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt                                                (335)               (313)
Net proceeds from issuance of common stock                               3,581              35,303
                                                                     ---------            --------

Net cash provided by financing activities                                3,246              34,990
                                                                     ---------            --------

Net increase (decrease) in cash and cash equivalents                   (23,948)             31,956

Cash and cash equivalents at beginning of the period                    36,258               3,779
                                                                     ---------            --------
Cash and cash equivalents at end of the period                       $  12,310            $ 35,735
                                                                     ---------            --------
                                                                     ---------            --------


                               See accompanying  notes.

                             ONYX PHARMACEUTICALS, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1997
                                    (unaudited)


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

Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the ONYX Pharmaceuticals, Inc. (the "Company" or "ONYX") Annual Report on Form 10-K.

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

Pro forma net loss per share for the nine months ended September 30, 1996 has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that automatically converted upon completion of the Company's initial public offering (using the if converted method) from original date of issuance.

Historical net loss per share for the nine months ended September 30,1996 is as follows:

                                                         Nine Months Ended
                                                        September 30, 1996
                                                        ------------------

     Net loss per share                                    $     (1.06)
                                                           -----------
                                                           -----------

     Shares used in computing net loss per share           $     5,559
                                                           -----------
                                                           -----------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per share, which is required to be adopted on December 31, 1997. At that time, companies will be required to change the method currently used to compute earnings per share and to restate all prior periods. There will be no impact on loss per share for the three and nine months ended September 30, 1997 and 1996.

                             ONYX PHARMACEUTICALS, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997
                                     (unaudited)


NOTE 3.  COLLABORATIVE AGREEMENTS

On July 31, 1997, the Company signed a three-year research and development agreement with Warner-Lambert aimed at discovering new therapeutics to regulate inflammation and autoimmunity. Terms of the agreement provide for receipt by the Company of an up-front licensing fee payable in three stages, as well as milestone payments and royalties on eventual product sales. No license fees have been received as of September 30, 1997. In return, Warner-Lambert receives exclusive worldwide marketing rights to products emerging from the collaboration. Total payments to the Company prior to commercialization could total nearly $30 million. Warner-Lambert has the option to extend the research term from July 31, 2000 to July 31, 2001 provided that Warner-Lambert notifies the Company of the extension by July 31, 1999. Warner-Lambert has the right to terminate the agreement at its discretion on January 31, 1999 upon written notice, provided that research payments to the Company are continued through July 31, 1999. In addition, Warner-Lambert may terminate the research portion of the agreement, and associated research funding and milestone payments, at its discretion if a project director acceptable to Warner-Lambert has not been hired by ONYX prior to January 31, 1998.

Note  4.  MARKETABLE SECURITIES - AVAILABLE-FOR-SALE

The following is a summary of available-for-sale securities as of September 30, 1997:

                                                    Available-for-sale
                                                        Securities
                                                   Estimated fair value
                                                       (in thousands)
                                                   --------------------
Cash equivalents:
     U.S. corporate securities                      $       2,400
     Foreign corporate securities                           1,507
     Money market funds                                     8,403
                                                    -------------
Total cash equivalents:                                    12,310
                                                    -------------
Short-term investments:
     U.S. corporate securities                             10,483
     Foreign corporate securities                           4,037
     U.S. government securities                             2,064
                                                    -------------
Total short-term investments                               16,584
                                                    -------------
Total available-for-sale securities                 $      28,894
                                                    -------------
                                                    -------------

As of September 30, 1997, the difference between the fair value and the amortized cost of available-for-sale securities was insignificant. The average portfolio duration is approximately two months, and the contractual maturity of each of the investments does not exceed two years. Held at September 30, 1997, and excluded from short-term investments above, is $5,674,000 of certificates of deposits.

                             ONYX PHARMACEUTICALS, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997
                                     (unaudited)


NOTE 5.  LINE OF CREDIT

In March 1997, the Company entered into a $7 million line of credit arrangement which bears interest at prime plus 1%. The line, which originally expired on October 15, 1997, has been extended to January 15, 1998. The line is secured by certain assets of the Company and contains covenants related to maintaining debt-to-equity ratios, tangible net worth minimums, cash and investment balances, as well as a restriction on paying dividends or repurchasing stock. As of September 30, 1997, no balance was outstanding on the line of credit.

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

On July 31, 1997, the Company signed a three-year research and development agreement with Warner-Lambert aimed at discovering new therapeutics to regulate inflammation and autoimmunity. The Company believes that expanding into the area of inflammation is a natural step for the Company because some of the same biochemical pathways that lead to cancer also play an important role in the development of inflammatory disorders. Terms of the agreement provide for receipt by the Company of an up-front licensing fee payable in three stages, as well as milestone payments and royalties on eventual product sales. No license fees have been received as of September 30, 1997. In return, Warner-Lambert receives exclusive worldwide marketing rights to products emerging from the collaboration. Total payments to the Company prior to commercialization could total nearly $30,000,000. Warner-Lambert has the option to extend the research term from July 31, 2000 to July 31, 2001 provided that Warner-Lambert notifies the Company of the extension by July 31, 1999. Warner-Lambert has the right to terminate the agreement at its discretion on January 31, 1999 upon written notice, provided that research payments to the Company are continued through July 31, 1999. In addition, Warner-Lambert may terminate the research portion of the agreement, and associated research funding and milestone payments, at its discretion if a project director acceptable to Warner-Lambert has not been hired by ONYX prior to January 31, 1998.

During the quarter ended September 30, 1997, the Company updated the results from a Phase I human safety study of its ONYX-015 anticancer virus in patients with recurrent and refractory head and neck tumors to include the results from patients who had received multi-day dosing. The Company is currently conducting Phase II studies of ONYX-015 as a single agent in patients with recurrent and refractory tumors of the head and neck. Three Phase I trials are also underway, including pancreatic and ovarian cancers, and gastrointestinal cancers that have metastasized to the liver. In October 1997, the Company opened a Phase II clinical trial with ONYX-015 in combination with two chemotherapeutic drugs. This clinical trial will include head and neck cancer patients with recurrent disease who have not previously received chemotherapy.

The Company has not been profitable since inception and expects to incur substantial and increasing losses for the foreseeable future, primarily due to the expansion of its research and development programs, including clinical trials in the p53 program. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 1997, the Company's accumulated deficit was $40,245,000.

                             ONYX PHARMACEUTICALS, INC.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

REVENUES

The Company's revenues decreased 26% to $1,890,000 and 4% to $6,190,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. Revenues for the 1996 periods were $2,558,000 and $6,432,000, respectively. Revenues for the three and nine months ended September 30, 1997 and 1996 were attributable to amounts earned for research performed under the Company's collaborations with Bayer, Warner-Lambert and Eli Lilly. The decrease in revenues for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 is primarily due to a milestone payment of $685,000 from Eli Lilly which was received and recorded as revenue in the third quarter of 1996.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 63% to $5,489,000 and 39% to $14,469,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The increase was primarily due to additional clinical costs associated with Phase I and Phase II clinical trials of ONYX-015, the lead product in the Company's p53 program. The Company expects that research and development expenses will continue to grow during future periods due to the hiring of personnel and the aggressive clinical development plan for ONYX-015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 29% to $1,319,000 and 33% to $3,912,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The increase was primarily due to increased administrative staffing, additional costs incurred in connection with corporate development activities and higher expenses associated with the Company's reporting and other requirements associated with operating as a publicly held company. General and administrative expenses are expected to increase to support the Company's research and development efforts.

NET INTEREST INCOME

The Company had net interest income of $511,000 and $1,533,000 for the three and nine months ended September 30, 1997, respectively, as compared with $581,000 and $1,043,000 for the same periods in 1996. For the three months ended September 30, 1997, interest income decreased over the comparable period in 1996 due to a lower average balance of cash, cash equivalents and short-term investments. For the nine months ended September 30, 1997, the increase in net interest income reflects the Company's higher average balance of cash, cash equivalents and short-term investments following its initial public offering of common stock in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's cash expenditures have substantially exceeded its revenues. The Company has relied primarily on the proceeds from the sale of equity securities and revenue from collaborative research and development agreements to fund its operations.

The Company's cash, cash equivalents and short-term investments were $34,568,000 at September 30, 1997, compared with $40,329,000 at December 31, 1996. Increasing levels of clinical research and product development expenses associated with ONYX-015, the lead product in the p53 program, and the higher levels of general and administrative expenses resulted in $6,976,000 of cash used in operations for the nine months ended September 30, 1997. This cash decline was partially offset by Warner-Lambert's $3,333,000

                             ONYX PHARMACEUTICALS, INC.


purchase of 192,941 shares of common stock in May 1997. The Company expects cash used in operations will continue to increase as clinical development of ONYX-015 progresses.

Total capital expenditures for equipment and leasehold improvements for the nine months ended September 30, 1997 were $1,549,000. The Company expects to make expenditures of approximately $750,000 for the remainder of 1997 for capital equipment and improvements to its existing facility.

The Company anticipates that its existing capital resources and interest thereon, and anticipated revenues from its existing collaborations will be sufficient to fund its current and planned operations through the end of 1998. There can be no assurance, however, that changes in the Company's operating expenses will not result in the expenditure of such resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. As of September 30, 1997, the Company had $7,000,000 available through a line of credit which expires on January 15, 1998. No balance was outstanding on the line of credit at September 30, 1997.

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

                             ONYX PHARMACEUTICALS, INC.

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

                             ONYX PHARMACEUTICALS, INC.

PART II:  OTHER INFORMATION

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

The effective date of the registration statement for the Company's initial public offering was May 8, 1996. The net proceeds from this initial public offering were $31,159,241. The Company has used the proceeds through the quarter ended September 30, 1997 as follows.

Direct or Indirect Payment to Others:

Construction of plant, building and facilities              $    762,450

Purchase and installation of machinery and equipment        $  1,801,249

Repayment of Indebtedness                                   $    583,029

Working Capital                                             $ 27,489,362

Temporary Investment: Cash, Cash Equivalents and
          Short-Term Investments                            $    523,151

                             ONYX PHARMACEUTICALS, INC.



ITEM 5.   OTHER INFORMATION

RESULTS OF ONYX-015 PHASE I CLINICAL TRIALS FOR HEAD AND NECK CANCER

Earlier this year, Onyx Pharmaceuticals announced results of a Phase I safety trial of its lead anticancer viral therapy, ONYX-015, in patients with recurrent and refractory head and neck tumors. ONYX-015 was found to be safe and well-tolerated, as well as biologically active.

ONYX-015 is a genetically engineered adenovirus that, in prior preclinical studies, has been shown to efficiently replicate in and kill tumor cells deficient in p53 tumor suppressor gene activity. Mutations in p53 are the most common type of genetic abnormality in cancer, occurring in more than 50 percent of human cancer cases, including more than 70 percent of recurrent and refractory cancers of the head and neck. ONYX-015 viral replication may not be solely dependent on abnormal p53 sequence, but more broadly on lack or alteration of p53 function.

The primary objectives of this Phase I study were to determine the safety of directly injecting ONYX-015 into tumors of the head and neck; to determine the maximum tolerated dose; and to assess the safety of repeat treatment. Patients in this study had previously received a range of treatments including surgery, radiation and chemotherapy, individually or in combination. The treated tumors ranged in cross-sectional area from 1 cm2 to 80 cm2, with a mean of 17 cm2 and median of 14 cm2.

Two dosing regimens were utilized. The first 19 patients received a single, direct intratumoral injection, that could be repeated every 28 days for patients whose tumors did not progress after the first injection. Later, an additional nine patients received direct intratumoral injections daily over five days, also with the option of repeat treatment. A final cohort of four patients received a single direct intratumoral injection at the highest feasible dose level to confirm that the desired dose level for Phase II trials is within an acceptable safety margin for virus dosing. A total of thirty-two patients were treated in the Phase I trial, of which eleven patients received repeat treatments. ONYX-015 was well-tolerated and investigators observed no dose-limiting toxicities. Mild, transient flu-like symptoms were observed in approximately 30% of the single dose patients and in approximately 60% of the multiple dose patients.

Researchers also studied the ability of ONYX-015 to replicate in tumors, as well as the local and systemic immune response to the virus. Viral replication was detected in two of thirteen patients with evaluable biopsies on the single dose regimen, and in four of four patients with evaluable biopsies on the multiple dose regimen, six or seven days following injection. Approximately 70 percent of the 28 patients tested entered the study with neutralizing antibodies to the adenovirus; some of these patients experienced tumor necrosis. After treatment, all patients in the study had neutralizing antibodies, including those patients who had tumor necrosis.

While the focus of this study was safety, the effect of injection on tumor growth was a secondary objective of the study. Of the 23 patients receiving single injection treatment, three experienced more than 50 percent reduction in the size of their injected tumors, with one patient experiencing a greater than 70 percent decrease. An additional three patients had significant necrosis (greater than 30%) of their injected tumors. Several patients experienced lesser degrees of tumor necrosis, including six whose tumors were stable and non-progressive following treatment. In comparison, of the nine patients treated with the virus daily for five days three experienced more than 50 percent reduction in the size of their injected tumors, with one patient experiencing a greater than 70 percent decrease lasting over six months. An additional three patients had significant necrosis of their injected tumors, and one patient's tumor was non-progressive following treatment. In addition, tumor necrosis was associated with clinical benefit in some of the patients, including decreased pain, improved ability to swallow and improved speech. Necrosis was observed primarily in the tumor tissue surrounding the site of injection.

                             ONYX PHARMACEUTICALS, INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

               Exhibit 10.19* Amended and Restated Research, Development and Marketing Collaboration Agreement dated as of May 2, 1995 between the Registrant and Warner-Lambert Company

               Exhibit 10.20* Research, Development and Marketing Collaboration Agreement dated as of July 31, 1997 between the Registrant and Warner-Lambert Company

               Exhibit 10.21 Addendum to Credit Terms and Conditions dated March 10, 1997 between the Registrant and Imperial Bank.

               Exhibit 11.1    Statement Regarding Computation of Net Loss Per
                               Share

               Exhibit 27.1    Financial Data Schedule

         b)  Form 8-K

               No reports on Form 8-K were filed during the period covered by this report.

     *  Confidential Treatment Requested

                             ONYX PHARMACEUTICALS, INC.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ONYX PHARMACEUTICALS, INC.


Date:  November 14, 1997         By:/s/ Hollings C. Renton
                                    ----------------------
                                 Hollings C. Renton
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)




Date:  November 14, 1997         By:/s/ Douglas L. Blankenship
                                    --------------------------
                                 Douglas L. Blankenship
                                 Treasurer
                                 (Principal Financial and Accounting Officer)

                             ONYX PHARMACEUTICALS, INC.

EXHIBIT INDEX

                                                                                          Sequentially
                                                                                          Numbered
Exhibit Number     Description of Exhibits                                                Page
--------------     -----------------------                                                ----

     10.19*        Amended and Restated Research, Development and Marketing
                   Collaboration Agreement dated as of May 2, 1995 between the Registrant and Warner-Lambert Company

     10.20* Research, Development and Marketing Collaboration Agreement dated as of July 31, 1997 between the Registrant and Warner-
                   Lambert Company

     10.21 Addendum to Credit Terms and Conditions dated March 10, 1997 between the Registrant and Imperial Bank

     11.1          Statement Regarding Computation of Net Loss per Share

     27.1          Financial Data Schedule




     *  Confidential Treatment Requested