Form 10-K
period 1997-12-31
ONYX PHARMACEUTICALS INC
filed 1998-03-31
CIK 1012140

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                     -----------

                                      FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 1997.
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from        to

                             COMMISSION FILE NO. 0-28298

                                     -----------

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

      TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------           -----------------------------------------
 COMMON STOCK $.001 PAR VALUE                 NASDAQ NATIONAL MARKET

                                     -----------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K. [   ].

          The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the last trade price of the common stock reported on the Nasdaq National Market on March 18, 1998 was approximately $49,891,000.

     The number of shares of common stock outstanding as of March 18, 1998 was 11,262,569.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting are incorporated herein by reference into Part III of this Report.

     Certain Exhibits filed with the Company's Registration Statement on
Form SB-2 (Registration No. 333-3176-LA), as amended, the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and September 30, 1997 and the Company's Current Report on Form 8-K filed on January 26, 1998, are incorporated by reference into Part IV of this Report.

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

     Onyx is pursuing several important pathways by which normal cells become cancerous. Currently, the Company has five therapeutic discovery programs focused on the following cancer mutations: p53, ras, cell cycle checkpoints, BRCA1 and APC. The Company's lead product, ONYX-015, is an adenovirus which has been modified to replicate in and kill cancer cells with p53 mutations. These mutations occur in over 50% of human cancer cases. The Company completed treatment at all dose levels in a Phase I open-label, dose escalation clinical trial in head and neck cancer and reported the results in the second and third quarters of 1997. ONYX-015 was found to be safe and well-tolerated, as well as biologically active. Based upon this data, in July the Company initiated a Phase II efficacy trial with ONYX-015 in the same patient population and later in the year opened another Phase II clinical trial testing the virus in combination with two standard chemotherapies. In March 1998, the Company initiated a third Phase II clinical trial in head and neck cancer patients with a different, more aggressive, dosing regimen than the single-agent trial that was already underway. Additional Phase I clinical trials are ongoing in pancreatic and ovarian cancer and gastrointestinal cancer that has metastasized to the liver.

     In addition to the Company's cancer programs, Onyx initiated a collaboration with Warner-Lambert Company ("Warner-Lambert") in July 1997 in the area of inflammation and autoimmune diseases. Additionally, the Company has developed a cancer genomics program focusing on the use of murine model systems.

     The Company's overall business strategy is to enter into collaborations with corporate partners in each of its drug development programs in order to gain complementary skills in drug development, clinical trials, regulatory affairs, and marketing and sales operations.

     The Company is engaged in collaborative research with corporate partners in three of its cancer programs -- Bayer Corporation ("Bayer") in the ras program, Warner-Lambert in the cell cycle program, and Eli Lilly & Company ("Eli Lilly") in the BRCA1 program.

CANCER

     Cancer is a heterogeneous group of diseases characterized by uncontrolled growth and proliferation of abnormal cells. Cancer accounts for 25% of all deaths in the United States, ranking second only to cardiovascular disease. According to estimates by the American Cancer Society, approximately 1.4 million people in the United States were diagnosed with cancer in 1997, and approximately 60% of these individuals will die within five years following their diagnosis. Despite increased cancer screening and earlier diagnosis, and notwithstanding improved surgical procedures and new therapeutic regimens, there has been a steady rise in the overall cancer mortality rate in the United States over the past 50 years. However, recent studies have reported a decline in the incidence and death rates for cancer between 1990 and 1995.

     Estimates for 1997 of new cancer cases and cancer deaths in the United States are presented below for some of the solid tumors which are targeted by the Company's drug discovery programs.

                       ESTIMATED DEATHS AND NEW CANCER CASES
                                UNITED STATES, 1997


  CANCER TYPE                                                DEATHS   NEW CASES
  -----------                                                ------   ---------
  Lung...................................................    160,400    178,100
  Colon and rectum.......................................     54,900    131,200
  Breast.................................................     44,190    181,600
  Prostate...............................................     41,800    334,500
  Pancreas...............................................     28,100     27,600
  Ovary..................................................     14,200     26,800
  Head and neck*.........................................     12,560     44,050
  Kidney.................................................     11,300     28,800
  Bladder................................................     11,700     54,500
  Melanoma...............................................      7,300     40,300
  Uterus.................................................      6,000     34,900
  Cervix.................................................      4,800     14,500

---------------------
* Includes cancers of the larynx, oral cavity and pharynx.
Source:  American Cancer Society

     According to the American Cancer Society, the direct costs of cancer patient care in the United States are estimated at $35 billion per year. The cancer drug market in the United States was estimated to be approximately
$4 billion in 1997, which accounts for slightly more than 10% of the direct costs of cancer patient care. The Company believes that the worldwide cancer drug market is approximately $7.5 billion per year.

     A major limitation in the treatment of cancer is that drug therapy at the present time continues to be primarily cytotoxic drugs. Cytotoxic drugs are toxic to all cells in the human body but are most lethal to faster growing cells, including cancer cells. These cytotoxic drugs do not discriminate between malignant and normal cells, and therefore, treatment with these drugs can have serious adverse side effects which frequently limit therapy. Biological drugs, such as interferons, have, in some cases, represented an improvement over classic cytotoxic therapy but have proven effective on a limited basis in only certain types of cancer.

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

     Mutations that increase the rate of cell division affect two major pathways in cells. One of these, the ras pathway, is normally involved in instructing cells to divide in response to external signals, such as growth factors. Mutations in the ras gene cause the cell to divide continuously, even in the absence of external signals. The ras gene is thus turned on in many types of cancer cells. Genes whose products are turned on by mutation are referred to as oncogenes. Ras oncogenes are present in 90% of pancreatic cancers, 50% of colon and certain lung cancers and approximately 30% of many other cancers.

     The second pathway regulates the cell cycle, which is the process by which all cells duplicate themselves. During the cell cycle, certain proteins act as natural checkpoints to control orderly replication and ensure the fidelity of the process. If cells grow too rapidly or an error occurs in the replication of DNA, these checkpoint proteins act to stop cell growth. If mutations occur in checkpoint genes, uncontrolled growth results. The Company believes that the cell cycle checkpoints are turned off in approximately 90% of human cancer cells. These genes are referred to as tumor suppressor genes.

     In addition, the body has a process for ridding itself of damaged cells, including cancer cells that have mutations in ras pathway or cell cycle regulatory pathway genes. This process is referred to as apoptosis or cell suicide. The most frequent mechanism for inactivating the apoptosis pathway is through mutations in the p53 gene. These p53 mutations allow damaged or abnormal cells to survive and proliferate and are observed in over 50% of human cancer cases.

     In addition to the pathways described above, there are other genes that play a role in cancer. These include, the tumor suppressor gene BRCA1, which causes some breast and ovarian cancers, and the APC gene, which is implicated in nearly all colon cancers.

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

     Proteins, that are either directly encoded by cancer genes or situated along pathways in which the cancer genes operate, are potential targets for therapeutic intervention. Once biochemical functions are identified with these proteins, Onyx employs various technologies, including "reverse genetics," to interfere with these functions and assess the consequences in cell-based systems. Potential targets are validated by confirming that interference with the target either modulates or reverses the cancerous process.

     After a target is validated, Onyx evaluates and implements work on potential approaches for using the target for drug discovery. One such approach is to develop high-throughput screening assays to identify small molecule drugs that interfere with the function of the target. This approach is particularly applicable to targets such as oncogenes, which are turned on by mutation.

     Targets which involve loss of function through mutation, such as tumor suppressor genes, have been more difficult to approach. Onyx has discovered and is developing a proprietary new technology based on therapeutic viruses to target mutant tumor suppressor genes, such as p53. The therapeutic virus technology uses genetically engineered viruses to selectively kill cancer cells in which the tumor suppressor gene is nonfunctional.

     In addition to cancer genes, functional genomics can be applied to any other gene of unknown function, including novel genes discovered by the Human Genome Project and other groups engaged in gene sequencing. The Company intends to continue to apply its functional genomics technology to the discovery of new therapeutic strategies for cancer and for other major diseases that have a genetic component.

     In 1997, the Company entered into a corporate collaboration with Warner-Lambert to apply this functional genomics technology beyond the field of cancer in a program that targets inflammation and autoimmune disorders.

DRUG DISCOVERY AND DEVELOPMENT PROGRAMS

     Onyx has established six drug discovery and development programs based on genetic mutations in cancer and an additional program focused on genetic mutations playing a role in inflammatory disorders. Although the focus of the initial six programs is the treatment of cancer, there may be other hyperproliferative diseases addressed by product leads discovered in these programs, as evidenced by the inflammation discovery.

                    ONYX DRUG DISCOVERY AND DEVELOPMENT PROGRAMS


 PROGRAM            PRODUCT                            INDICATION                 STATUS         PARTNER
 -------            -------                            ----------                 ------         -------
p53            ONYX-015                           Head and neck cancer            Phase II
               therapeutic virus                  Pancreatic and ovarian          Phase I
                                                  cancers; gastrointestinal
                                                  metastases to the liver
                                                  Other cancers                   Preclinical
Cell Cycle     Small molecule inhibitors          Most cancer indications;        Preclinical    Warner-
                                                  other proliferative                            Lambert
                                                  diseases
ras            Small molecule inhibitors          Colon, lung, pancreatic,        Preclinical    Bayer
                                                  and other cancers; other
                                                  proliferative diseases
BRCA1          Inhibitors of BRCA1 pathways       Breast and ovarian cancer       Research       Eli Lilly
APC            Inhibitors of Beta-catenin         Colon cancer                    Research
               pathways
Cancer         Diagnostic or therapeutic          Cancer                          Research
Genomics

Inflammation   Small molecule inhibitors          Inflammation and autoimmunity   Discovery       Warner-
                                                                                                  Lambert

--------------------
Phase II:      Second phase of human clinical testing to obtain additional safety data and to determine an optimal treatment protocol for potential use in a pivotal trial.
Phase I:       Initial phase of human clinical testing to determine safety and maximum tolerated dose.
Preclinical:   Pharmacological and toxicological testing in animals.
Discovery:     Initiation of screening by Onyx's partner using validated assays developed by Onyx.
Research:      Identifying and validating mutated genes and protein targets


p53 PROGRAM

     Mutations in the p53 tumor suppressor gene are the most common type of genetic abnormality in cancer and are found in over 50% of human cancer cases. The role of normal p53 in the cells is to detect errors in DNA and to either stop the cell cycle from proceeding until the errors are corrected or to force destruction of the cell via apoptosis (cell suicide). Loss of p53 function is associated with decreased survival rates in breast, prostate, lung and bladder cancers.

     The Company's lead product, ONYX-015, is a genetically engineered adenovirus that when tested in preclinical studies, IN VITRO and in immunodeficient mice, has replicated in and killed tumor cells deficient in p53 tumor suppressor activity ("p53-deficient" cells), and not replicated efficiently in or killed normal cells.

     Adenoviruses are common, relatively benign, viruses that are widespread in human populations. When an unmodified adenovirus infects a normal cell, it turns the cell into a factory for producing viral DNA and proteins. The cell is killed and thousands of new virus particles are released to infect neighboring cells. To take control of the cell, the virus must inactivate p53, which acts to prevent abnormal DNA replication. To inactivate p53, the virus makes a protein called E1B 55k, which binds directly to p53 and blocks its function. Once p53 has been inactivated, the virus can replicate its DNA and proceed through its growth cycle.

     ONYX-015 has been modified so that it cannot make E1B 55k. As a result, it should not disarm the p53 system when it infects normal cells and should not complete its growth cycle. However, in the majority of cancer cells, p53 is already disarmed through mutation of the p53 gene or other mechanisms. When ONYX-015 infects cells lacking p53 function, the virus growth cycle should proceed unchecked. It is expected that the cancer cells will be killed, new virus particles will be produced, and neighboring cancer cells will be infected and killed.

     IN VITRO and IN VIVO animal tests by the Company have shown that ONYX-015 replicates in and kills tumor cells with mutant p53 gene sequence. In addition, the Company has shown that tumor cells with normal p53 gene sequence but lacking p53 function are also destroyed by ONYX-015. The ONYX-015 replication and cell killing effect is markedly reduced (100 to 1000 fold) in numerous normal cell types. However, certain normal skin cells, when tested IN VITRO, appeared to be more sensitive to ONYX-015 than normal cells of other types tested, despite the presence of p53 in these cells. This, however, has not been seen in patients enrolled in the clinical trials. The p53 program includes a research program which studies ONYX-015, and other viruses as well, to learn more about their impact on normal cells and cells deficient in p53 tumor suppressor activity.

     In animal studies, ONYX-015 was shown to cause tumor shrinkage and complete tumor regressions in immunodeficient mice in which p53-deficient human tumor cell lines of various types were grown. ONYX-015 was found to be well-tolerated in safety studies in animals. However, ONYX-015 efficacy has not been tested in animals with a fully functioning immune system, and the effect of the human immune response on ONYX-015 efficacy continues to be uncertain. No reliable immunocompetent animal tumor model currently exists. The Company has a project underway to develop such a mouse tumor model. Based in part on a study conducted in the 1950's with unmodified adenovirus, the Company believes that the human immune response may reduce anti-tumor effects of ONYX-015 that would be observed in the absence of such a response. However, the extent of this effect cannot be predicted. If such reduction in anti-tumor effect is substantial, the Company may be required to engineer additional genes into the virus, to explore alternative viral strains, or to include immunosuppressive drugs as part of the clinical regimen for ONYX-015.

     Initial research and clinical development of ONYX-015 in the p53 program was focused on direct intratumoral dosing of the virus. The next step was to introduce the virus regionally, as has been done in the ovarian cancer Phase I trial, by delivering the virus into the peritoneal cavity via indwelling catheter. In order to meet the needs of a wider spectrum of cancer patients and to treat metastatic cancers, the virus must be delivered systemically. The prospect of systemic delivery of the virus raises two challenges for the Onyx research team. First, the presence of antibodies and other immune response factors may require a virus which has additional capabilities beyond those of ONYX-015. Second, it is known that the liver is very effective in clearing adenovirus from the bloodstream. To overcome these potential obstacles, research is underway to formulate or modify the virus for systemic delivery. Onyx is collaborating with a third party which has proprietary technology for coating adenovirus with polyethylene glycol ("PEG"), a process called pegylation. Preclinical studies have shown that with increasing levels of PEG per adenovirus particle, the virus maintains infectivity even in the presence of neutralizing antibodies. Pegylation of the virus may increase the circulating lifetime of the virus in the bloodstream by reducing the clearing efficiency of the liver with consequential increased uptake of the virus by tumors. If pegylation is not successful, other modifications to the virus to improve targeting to specific tumor types or reduce inherent immunogenicity of the virus may be required. Since fewer virus particles are likely to reach the target tumor cells, a number of enhancements to the virus may be desirable. One area of research focuses on engineering changes to the viral genome. The virus may be modified to enhance potency by increasing replication or cell lysis efficiencies. In addition to these possible modifications, Onyx may add a prodrug converting enzyme which could activate a small molecule chemotherapeutic, specifically at the tumor site.

     In April 1996, the Company initiated a Phase I open-label, dose escalation clinical trial in recurrent or locally advanced squamous cell carcinoma of the head and neck conducted in both the United States and the United Kingdom. The primary objectives of this Phase I study were to determine the safety of directly injecting ONYX-015 into tumors of the head and neck; to determine the maximum tolerated dose; and to assess the safety of repeat treatment. Patients in this study had previously received a range of treatments including surgery, radiation and chemotherapy, individually or in combination.

     Two dosing regimens were utilized. The first 19 patients received a single, direct intratumoral injection, that could be repeated every 28 days for patients whose tumors did not progress after the first injection. Later, an additional nine patients received direct intratumoral injections daily over five days, also with the option of repeat treatment. A final cohort of four patients received a single direct intratumoral injection at the highest feasible dose level to confirm that the desired dose level for Phase II trials is within an acceptable safety margin for virus dosing. A total of 32 patients were treated in the Phase I trial, of which 13 patients received repeat treatments. ONYX-015 was well-tolerated, and investigators observed no dose-limiting toxicities. Mild, transient flu-like symptoms were observed in approximately 30% of the single dose patients and in approximately 60% of the multiple dose patients.

     While the focus of this study was safety, the effect of injection on tumor growth was a secondary objective of the study. Of the 23 patients receiving single injection treatment, three experienced more than 50% reduction in the size of their injected tumors, with one patient experiencing a greater than 70% decrease. An additional three patients had significant necrosis (> 30%) of their injected tumors. Several patients experienced lesser degrees of tumor necrosis, including six whose tumors were stable and non-progressive following treatment. In comparison, of the nine patients treated with the virus daily for five days, three experienced more than 50% reduction in the size of their injected tumors, with one patient experiencing a greater than 70% decrease lasting over six months. An additional three patients had significant necrosis of their injected tumors, and one patient's tumor was non-progressive following treatment. In some patients, tumor necrosis was associated with clinical benefit, including decreased pain, improved ability to swallow and improved speech.

     Researchers also studied the ability of ONYX-015 to replicate in tumors, as well as the local and systemic immune response to the virus. Viral replication was detected in two of 13 patients with evaluable biopsies on the single dose regimen, and in four of four patients with evaluable biopsies on the multiple dose regimen, six or seven days following the patient's first ONYX-015 injection. Viral replication was less pronounced than was the case in animal studies. While approximately 70 percent of the 28 patients tested entered the study with neutralizing antibodies to the adenovirus; after treatment, all patients in the study had neutralizing antibodies, including those patients who experienced tumor necrosis. Additional clinical research is planned to determine if other immune and inflammatory factors may be enhancing tumor necrosis.

     The Company opened three additional Phase I open-label, dose-escalation clinical trials with ONYX-015 in 1997. Two of these trials utilized direct intratumoral dosing regimens; one in patients with pancreatic cancer, and one in patients with gastrointestinal metastases to the liver. The Company also opened a Phase I trial in patients with ovarian cancer -- the first trial to test use of ONYX-015 in a regional administration by intraperitoneal injection. Over the next twelve months, Onyx may initiate additional Phase I clinical trials of ONYX-015. The Phase I study in patients with gastrointestinal metastases to the liver has completed enrollment of patients after advancing through all cohorts of a dose-escalation trial. These patients will be evaluated and the results of this trial will be reported during the second quarter of 1998. The Company is preparing to move into a Phase I/II clinical trial using hepatic artery infusion later this year. Each of the remaining Phase I studies begun in 1997, pancreatic and ovarian, continues to progress with escalating doses. It is expected that enrollment in the Phase I clinical trial in patients with pancreatic cancer will be completed in the second quarter of 1998, and that data from the majority of evaluable patients will be reported on during such quarter. The Company is also preparing to advance trials in this indication into a Phase I/II study using endoscopic ultrasound delivery. The Phase I trial for ovarian cancer will likely be completed, and the results reported, during the second half of 1998.

     During 1997, the Company initiated two Phase II efficacy trials with ONYX-015 in patients with head and neck cancer. The first trial, initiated in July, will treat approximately 30 head and neck cancer patients with recurrent and refractory tumors utilizing the highest multiday dosing regimen used in the Phase I safety trial. The second trial, initiated in November, utilizes the virus in combination with two chemotherapeutic drugs, Cisplatin-TM- and 5-Fluorouracil ("5-FU"). This clinical trial will include approximately 30 head and neck cancer patients with recurrent disease whose recurrent tumor scheduled for treatment must not have been treated with Cisplatin-TM- or 5-FU. The dosing regimen provides for five daily direct intratumoral injections of ONYX-015 on days 1-5; intravenous dosing of Cisplatin-TM- on day 1 and intravenous dosing of 5-FU on days 1-5. Onyx is conducting the Phase II trials at 10 sites in the United States, the United Kingdom and Canada. The participating patients will initially receive injections of ONYX-015 directly into the target tumor and then into additional tumors, if present, after the second cycle of treatment.

     In March 1998, the Company announced the commencement of a third Phase II clinical trial of ONYX-015 in head and neck cancer. This third trial involves the administration of ONYX-015 as a single agent with a more aggressive dosing regimen than in the trial that commenced in July 1997. This trial will treat patients with ONYX-015 daily for five days for two consecutive weeks. After a third week with no treatment, patients will be evaluated and may continue for another intensive two-week treatment cycle or receive maintenance treatment.

     The Company expects to release the results of its first Phase II clinical trial in the second quarter of 1998. The results of the second and the third Phase II clinical trials would be available later in the year. There is no assurance regarding the results of any of these trials. See Additional Business Risks - "Uncertainty Regarding Clinical Trials of ONYX-015."

     The Company believes that it is unlikely to partner this program prior to the release of Phase II data. Onyx has self-funded the development of ONYX-015 to date. The Company seeks a large pharmaceutical company for a possible collaboration for further preclinical and clinical development and commercialization of ONYX-015 and other potential therapeutic viruses that selectively replicate in p53-deficient cells. The Company is engaged in ongoing discussions with potential partners. However, the Company has not reached agreement with any such company regarding this program, and there is no assurance that any such collaboration will be established.

RAS PROGRAM

     The ras family of oncogenes were the first oncogenes to be identified in human cancer. They are present in 90% of pancreatic cancers, 50% of colon cancer and certain lung cancers, and approximately 30% of cancers of many other types, as well as some other proliferative diseases. Ras proteins play a central role in transmitting signals from the extracellular environment, via growth factor receptors on the cell surface, to the nucleus of the cell where DNA transcription is activated and the cell cycle is initiated. This series of signals is called the "signal transduction pathway." These signals result in cell growth and division. In normally functioning cells, when the extracellular signal stops, the signal transduction pathway also stops and cells stop growing. In cancer cells, abnormal ras proteins are produced that lock the signal transduction pathway in an active state even when extracellular signals are not being received, and cells, therefore, do not stop growing.

     It has been established in preclinical studies that inhibition of ras oncogene function in cancer cells is sufficient to reverse the cancerous changes caused by these oncogenes. Ras proteins play a crucial role in the transmission of extracellular signals through a number of different pathways into the nucleus of the cell. A key property of these proteins is that they exist in two states: an inactive or off state, and an active or on state. These two states are subject to regulation at numerous points during this cycle of activation and deactivation. Mutations in the ras oncogenes destroy the off switch so that the proteins stay locked in the on state, thus resulting in uncontrolled growth.

     Onyx has made significant contributions to the delineation of the components of the ras signaling pathway and has converted these findings into drug discovery efforts to identify small molecule inhibitors of the activated pathways.

     Effective February 1994, the Company entered into a collaboration agreement with Bayer with respect to the ras Program. Under the terms of this agreement, Onyx is responsible for performing research on ras signaling pathways, identifying and validating targets for drug screening, and developing assays for screening small molecules. Bayer is responsible for screening the assays with its compound libraries, synthesizing chemical analogs of compounds that are identified in the screens, and conducting preclinical and clinical testing on compounds selected for development. Bayer is obligated, subject to certain conditions, to fund Onyx's research under the collaboration. In April 1996, the parties amended the agreement to add targets and programs outside ras. To date, the Company has transferred ten assays to Bayer. Active compounds identified by screening Onyx's and Bayer's compound libraries are undergoing further evaluation and characterization. Chemical analoging programs have been initiated by Bayer on several structural classes of compounds.

          In June 1997, Bayer identified a lead compound, which it deemed a strategic project, from one of the assays transferred by Onyx. Bayer chemists are performing preclinical studies to optimize the lead candidate and to test for efficacy in animal models. There can be no assurance that the results of these efforts will yield a clinical development compound, and if so, the Company does not expect that Bayer will commence clinical trials of such compound prior to the year 2000.

     Efforts are underway to extend the Bayer collaboration on the ras Program which currently is scheduled to expire in January 1999, or to identify other pharmaceutical partners to fund ongoing research and drug discovery in this area. However, the Company has not yet reached an agreement with any such collaborator regarding this program, and there is no assurance that any such collaboration will be established.

CELL CYCLE PROGRAM

     The cell cycle is the process by which cells duplicate their DNA and then divide into two identical cells. This cycle is strictly regulated, so that cells only duplicate their DNA when conditions are perfectly favorable, and then only divide into two new cells when DNA has been precisely duplicated. Before cells commit to making DNA, they must pass through a checkpoint. If conditions appear favorable, they pass through the checkpoint and may then begin DNA replication. In cancer cells, however, this checkpoint is defective and cancer cells can therefore duplicate their DNA in an unregulated manner. The molecular basis of this checkpoint is now relatively well known and understood to be a pathway that includes cyclin-dependent kinases, the retinoblastoma tumor suppressor protein and a number of regulatory proteins such as the p16 protein. The Company believes that mutations are found in one of these components in over 90% of all cancers, resulting in a loss of checkpoint control.

     Onyx has developed screening assays to search for small molecule inhibitors of mutant cell cycle checkpoint genes which regulate DNA replication. The Company also has initiated research efforts to identify pathways regulating the second checkpoint in the cell cycle that controls the decision to begin cell division.

     In May 1995, the Company entered into a collaboration agreement with Warner-Lambert on the Cell Cycle Program. Under the terms of this collaboration, Onyx is responsible for performing research into cell cycle regulatory pathways, identifying and validating targets for drug screening, and developing assays for screening small molecules. Warner-Lambert (i) uses these assays to screen its compound libraries, (ii) synthesizes and tests chemical analogs of classes of compounds which are identified in the screens, and (iii) conducts preclinical and clinical testing of compounds selected for development. In this agreement, Warner-Lambert is obligated, subject to certain conditions, to partially fund Onyx's researchers. Each of the parties must commit an equivalent number of researchers to the collaboration. In December 1997, Onyx and Warner-Lambert extended the Cell Cycle collaboration through 2001. Warner-Lambert will increase its funding to the full complement of 15 staff working on this project in return for expanded worldwide rights to products arising out of the collaboration.

     From the initial two assays transferred by Onyx, the collaboration identified a lead compound that Warner-Lambert is advancing into preclinical study, and additional compounds have been identified from other assays transferred for high-throughput screening at Warner-Lambert. These compounds are undergoing early analoging for consideration as potential leads or additional product candidates. The Company cannot predict whether the results of these efforts will yield a clinical development compound, and if so, the Company does not expect that Warner-Lambert will commence clinical trials of a compound from the Cell Cycle Program prior to the year 2000.

BRCA1 PROGRAM

     Breast cancer is the most common cause of cancer-related mortality in women. A subset of breast cancers, representing an estimated 10% of the total number of cases, has an inherited component. As is the case with most inherited cancer genes, it is expected that the breast cancer genes identified to date may play a role in non-inherited breast cancers as well. One of the breast cancer genes, termed BRCA1, was identified through genetic studies of families exhibiting a high frequency of disease.

     Onyx has commenced a research effort to identify the function of the BRCA1 gene. This project was initiated by Eli Lilly as part of its BRCA1 research program, and is intended to lead to a pathway that will present opportunities for therapeutic intervention. The first objective of this project is to identify proteins which bind directly to the BRCA1 gene product. Onyx has cloned two novel genes of interest that express proteins which physically interact with BRCA1. Further analysis of these genes and their associated proteins is in progress. The Company currently does not expect that Eli Lilly will commence clinical trials of any potential products from the BRCA1 Program for at least several years.

     The BRCA1 Program was initiated in May 1995 with Eli Lilly as a one-year collaborative research and license agreement. In June 1996, Onyx and Eli Lilly agreed to extend and expand their collaboration for an additional three years. Under the terms of this agreement, Eli Lilly is funding a specific number of Onyx's researchers to conduct investigations into the identification of drug targets and compounds relevant to the BRCA1 signaling pathway. Each of the parties must dedicate a specified number of researchers to the collaboration.

APC PROGRAM

     Onyx's APC Program targets proteins that are regulated by the APC tumor suppressor gene. This gene, first identified through genetic studies of families exhibiting the disease familial adenomatous polyposis, is mutated in over 80% of human colon cancers and is now considered essential for cancer progression in this tissue. Recent studies have indicated that the APC gene may be mutated in other cancers as well. Onyx has validated APC as a target for drug discovery by demonstrating that reintroduction of the normal APC gene into colon cancer cells will reverse the cancerous properties of these cells.

     Onyx has shown that the loss of APC activity results in overexpression of the Beta-catenin protein, which in turn promotes uncontrolled growth through its interaction with other protein targets. These targets are now being identified and include certain transcription factors, the epidermal growth factor receptor, and certain kinases which have yet to be identified. The Company is evaluating these targets as a basis for therapeutic intervention and is creating assays for high-throughput screening. The Company currently does not expect to commence clinical trials of any potential products from the APC Program for at least several years.

     The APC Program has been funded by the Company with support from Federal government funding in the form of a Phase I and a Phase II Small Business Innovation Research (SBIR) Grant.

INFLAMMATION PROGRAM

     Onyx's research in the area of inflammation stems from findings in the ras program whereby molecules involved in the ras cascade play a role, outside of cancer, in inflammation and autoimmunity. Opportunistically, the Company has developed a research program to elucidate the molecular components of pathways that regulate the activation of neutrophils and other phagocytes, and to develop novel therapeutic strategies for intervention into these pathways, potentially impacting both upstream and downstream events associated with neutrophil activation.

     In addition to the beneficial infection-fighting properties of phagocytes, these aggressive cells can cause extensive tissue damage. These cells are implicated in a number of acute inflammatory disorders including Adult Respiratory Distress Syndrome (ARDS) and ischaemia-reperfusion injury; and chronic inflammatory disorders, such as arthritis, inflammatory bowel disease, asthma and psoriasis. Over fifty different toxins are stored in phagocyte granules and are released into the phagocytic vacuole during active killing of pathogens. Phagocyte-mediated tissue injury is caused by the release of phagocyte granule components (proteolytic enzymes and cationic proteins) and oxygen-free radicals extracellularly, rather than into the phagocytic vacuole. All three of the tissue-damaging mechanisms -- formation of oxygen radicals, activation of metalloproteinases and inactivation of antiproteinases -- would be inhibited by blocking phagocyte activity. This selective inhibition of phagocytes may decrease tissue damage while still allowing the immune system to respond to infection.

     Effective July 1997, the Company entered into a collaboration agreement with Warner-Lambert on the Inflammation Program. Under the terms of this collaboration, Onyx is responsible for performing research on the pathways that regulate the activation of neutrophils and other phagocytes, identifying and validating targets for drug screening, and developing assays for screening small molecules. Warner-Lambert (i) uses these assays to screen its compound libraries, (ii) synthesizes and tests chemical analogs of classes of compounds that are identified in the screens, and (iii) conducts preclinical and clinical testing of compounds selected for development. Warner-Lambert is obligated, subject to certain conditions, to fund Onyx's researchers. Each of the parties must commit an equivalent number of researchers to the collaboration. As of March 1998, the Company has transferred one assay for high-throughput screening at Warner-Lambert. The Company does not expect that Warner-Lambert will commence clinical trials of any potential products from the Inflammation Program for at least several years.

CANCER GENOMICS

     Onyx is capitalizing on the similarities available between mouse models and the human species as researchers work to identify genes that confer susceptibility or resistance to cancer in certain tissues. This research effort is focused on the discovery of important new cancer genes to provide targets for functional genomics and drug discovery efforts (biochemical analysis and drug screening). This program is at an early research stage.

RESEARCH AND DEVELOPMENT COLLABORATIONS

     Onyx intends to develop products that are discovered through the Company's research only in partnership with pharmaceutical companies. The stage at which the Company will seek a partner and the roles of Onyx and the partner will vary, depending on the nature of the program:

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

     - SMALL MOLECULE DRUGS. Onyx intends to focus its efforts on identifying the function of novel genes, validating targets, and developing assays for high-throughput screening of small molecule compound libraries. The Company plans to seek partners with diverse compound libraries, strong chemistry capabilities, and established preclinical, clinical and regulatory capabilities for small molecule drug development. The Company intends to establish such collaborations early in the discovery stage or in the research stage to access the partner's complementary discovery capabilities in chemistry and its library of small molecules. The ras and Cell Cycle Programs are examples of this strategy.

     The Company's strategy for entering collaborative partnerships is to seek partners with significant global presence and financial resources, whose development capabilities are complementary with those of the Company. To date, the Company has established collaborations with Bayer for the ras Program, Warner-Lambert for the Cell Cycle Program and the Inflammation Program, and Eli Lilly for the BRCA1 Program. The Company is presently pursuing collaboration discussions with a number of major pharmaceutical companies in the United States, Europe and Japan with respect to its p53 Program. The Company cannot predict whether or when any of such discussions will result in a completed agreement or on what terms.

     The success of the Company's research and development programs is largely dependent upon the performance of its collaborative partners with respect to each program, as well as the achievement of certain milestones under such collaboration, including the clearance of Investigational New Drug ("IND") applications, the initiation of human clinical trials, and the receipt of United States Food and Drug Administration ("FDA") approval to market products. No assurance can be given that any of such milestones will be achieved, that the Company's collaborative partners will fulfill their research, development and funding obligations or that they will not terminate such agreements without cause. Any such failure to achieve milestones or to perform such obligations, or any such termination of the agreements, would have a material adverse effect on the Company's business, financial condition and results of operations.

BAYER CORPORATION

     Effective February 1994, Onyx established a research and development collaboration with Bayer to discover, develop and market compounds that inhibit the function of the ras pathway or that appropriately modulate the activity of such pathway in order to treat cancer and other diseases. In April 1996, the parties amended the agreement to provide that during the research term Onyx will, and Bayer may, propose additional cancer research targets or programs outside of ras for inclusion, by mutual agreement, in the research collaboration. No additional targets were proposed by either party during 1997. In addition, Bayer agreed that the research collaboration would continue for its full five-year scheduled term (through January 1999), subject only to termination for breach or in the event of the acquisition of Onyx. The Company's obligation to propose certain cancer targets for inclusion in the collaboration may inhibit or delay the Company's ability to establish research collaborations with third parties related to such targets.

     The collaboration agreement provides for Bayer to pay Onyx an aggregate of $25.0 million to fund Onyx's research efforts over the five-year research term, of which $4.7 million was recorded by the Company as revenue in 1997, $5.2 million in 1996 and $5.2 million in 1995. In addition, Bayer made a $13.5 million equity investment in the Company in 1994. Bayer also has the right to have its nominee elected to the Company's Board of Directors until the later of (i) the end of the research term, or (ii) if the parties have a Collaboration Compound (as defined below) in clinical development, until such time as the parties do not have a Collaboration Compound in clinical development.

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

     The JRDC selects Collaboration Compounds (but excluding compounds active against Bayer-proposed targets) for joint development by the parties into products ("Collaboration Products"), and upon filing of an IND, the parties will share equally all costs of developing each Collaboration Product worldwide (excluding Japan), subject to each party's right to elect not to pay such costs. Under the agreement, Bayer shall make substantial payments to Onyx, based on achievement of development milestones by Collaboration Products, which payments are subject to repayment by Onyx out of its share of marketing profits and royalties, subject to certain annual limitations. Bayer shall market the Collaboration Products worldwide (excluding Japan), and Onyx has the option to co-promote such products in the United States, provided that the Company shares equally all costs of development, in which case its expenses would be paid out of product sales. Onyx and Bayer will share equally the marketing profits or losses from commercializing jointly developed Collaboration Products, although in the calculation of such net profits recognition is given to Bayer's investment in sales and marketing infrastructure. At any time during the development of a particular Collaboration Product, either party may terminate paying its share of such development costs, with the other party retaining exclusive, royalty-bearing rights to such product.

     Bayer has the sole and exclusive right to develop and market Collaboration Compounds as royalty-bearing products in Japan and will bear all related development expenses. Further, Bayer has the sole and exclusive right to develop and market any Collaboration Compounds active against Bayer-proposed targets as royalty-bearing products. In addition, either party may independently develop a Collaboration Compound as a royalty-bearing product if the JRDC declines such party's proposal to select the compound for joint development as a Collaboration Product, but subject to the other party's right to require the return of such compound to the collaboration prior to commencement of clinical trials.

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

     The initial collaboration agreement was scheduled to expire in May 1998. In December 1997, Onyx and Warner-Lambert extended this collaboration for another three years through May 2001. The original agreement obligated Warner-Lambert to make additional payments for achievement of milestones in the development of collaboration compounds and provided Warner-Lambert with exclusive rights to manufacture, market and sell products emerging from the collaboration in all areas of the world except Japan, subject to payment of royalties to Onyx and to Onyx's right to co-promote such compounds in the United States. Moreover, Onyx's co-promotion rights terminate if there is a change of control of Onyx or if Onyx files a New Drug Application ("NDA") on a competing product or receives FDA approval to market a competing product. The extended agreement has been amended to expand Warner-Lambert's development and royalty-bearing marketing rights to include Japan for all products stemming from the collaboration. Warner-Lambert will increase its funding to the full complement of 15 staff working on this project in return for these worldwide rights to products arising out of the collaboration. In addition, Onyx will receive milestone payments tied specifically to development efforts in Japan.

     Onyx retains the right to develop a certain number of collaboration compounds independently, provided that Warner-Lambert does not accept Onyx's request that Warner-Lambert commence development of such compounds. Such compounds will be royalty bearing to Warner-Lambert, and Onyx will be obligated to pay Warner-Lambert certain milestone payments for achievement of development milestones.

     Under the initial collaboration agreement, each party must dedicate a specified number of scientific personnel to the collaborative research over the three-year research period, and Warner-Lambert will provide Onyx approximately $6.2 million of funding to support a substantial portion of Onyx's research efforts related to the collaboration. The Company recorded revenue of $1.8 million in 1997, $2.1 million in 1996 and $1.4 million in 1995. In addition, Warner-Lambert made a $10.3 million equity investment in the Company over three years. Under the extended agreement, each party must continue to dedicate a specified number of scientific personnel to the collaborative research over the three-year research period, and Warner-Lambert will provide Onyx approximately $10.1 million of funding to support Onyx's research efforts related to the collaboration.

     Onyx and Warner-Lambert also entered into the Compound Library Access Agreement, in which Warner-Lambert agreed to screen its compound library against assays for targets outside the Cell Cycle Program selected by Onyx and approved by Warner-Lambert, in its sole discretion. Based on the results of the screening, Onyx may select a number of active leads for further work, and Onyx will have exclusive rights to any products resulting from such leads for use against the identified targets, subject to payment of royalties and development milestone payments to Warner-Lambert on such products.

     In July 1997, Onyx entered into its second research, development and marketing collaboration agreement with Warner-Lambert. This collaboration will focus on the discovery and commercialization of therapeutic agents that regulate the activation of neutrophils and other phagocytes implicated in a number of acute and chronic inflammatory disorders. Under the research collaboration, Onyx develops screening assays for particular targets selected by the parties, and transfers such assays to Warner-Lambert for high-throughput screening of Warner-Lambert's compound library to identify active compounds. Warner-Lambert is responsible for subsequent medicinal chemistry and preclinical investigations on such active compounds. Warner-Lambert will conduct and fund all clinical development, make regulatory filings and manufacture for sale the collaboration compounds.

     Warner-Lambert is also obligated to make additional payments for achievement of milestones in the development of collaboration compounds and has exclusive rights to manufacture, market and sell such products worldwide, subject to payment of royalties to Onyx.

     Under the inflammation collaboration agreement, each party must dedicate a specified number of scientific personnel to the collaborative research over the three-year research period, and Warner-Lambert will provide Onyx approximately $6.2 million of funding to support Onyx's research efforts related to the collaboration. Additionally, Warner-Lambert will make a $2.0 million license payment over three years. No funds were received by the Company and no revenue was recognized for the year ended December 31, 1997.

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

     Under the collaboration agreement, Eli Lilly has the exclusive royalty-bearing right to market products resulting from the research provided that, if Eli Lilly does not elect to do so, Onyx has the option to obtain an exclusive royalty-bearing license to market such products. If Onyx were to develop and market such products, Onyx may be required to pay Myriad
Genetics, Inc., Eli Lilly's licensor of certain BRCA1 technology, royalties on such products as well.

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

     Eli Lilly will conduct and fund all clinical development, make regulatory filings and manufacture for sale the collaboration compounds. Eli Lilly is also obligated to make additional payments for achievement of milestones in the development of collaboration compounds and has exclusive rights to manufacture, market and sell such products worldwide subject to payment of royalties to Onyx. In September 1996, Eli Lilly made a milestone payment of $685,000 for the achievement of the collaboration's first milestone. Eli Lilly will provide Onyx approximately $3.0 million of research funding, exclusive of milestone payments, to support a substantial portion of Onyx's research efforts related to the collaboration. The Company recorded revenue of $1.2 million in 1997, $910,000 in 1996 and $375,000 in 1995, inclusive of the September 1996 milestone payment.

     Either party may terminate the agreement at any time upon ninety (90) days advance written notice provided to the other party. The agreement also provides Eli Lilly the right to terminate the agreement upon thirty (30) days written notice if within sixty (60) days following the departure of Dr. Paul Polakis, Onyx is unable to select a replacement that is reasonably acceptable to Eli Lilly.

CHIRON CORPORATION

     In April 1992, the Company was established by means of the transfer from Chiron to the Company of the drug discovery program being conducted at Chiron by Dr. Frank McCormick, the scientific founder of Onyx, and his research team. The work being conducted by this team at that time was primarily in the field of ras research. As part of such transaction, Chiron and Onyx executed a Technology Transfer Agreement dated April 24, 1992 (the

"Transfer Agreement"), pursuant to which Chiron consented to the transfer of such research program, including the research team and its trade secrets and materials used in its research. Chiron also granted a license to Onyx under certain patent rights held by Chiron which are useful in such research. Such license was generally nonexclusive, although as part of such agreement, Chiron agreed not to reestablish its research program in the field for a period of three years. In May 1994, in connection with the formation of the collaboration between Bayer and Onyx, the Transfer Agreement was amended to make Onyx the sole licensee under one of the research assays transferred from Chiron until January 1, 1999, in consideration of which the covenant against Chiron reestablishing its research program in the field was eliminated.

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

     The Transfer Agreement also provides that Onyx may propose collaborations to Chiron in the field of gene therapy. Such proposal would require that Onyx disclose to Chiron the material information known to Onyx regarding the program in question and also propose a set of terms. If such a proposal is made, and Onyx and Chiron do not reach agreement within 60 days after the proposal by Onyx, then the Company may, within 120 days thereafter, enter into an agreement regarding such program with a third party on terms no more favorable taken as a whole, to the third party than the terms which Onyx offered to Chiron. Chiron has advised Onyx that it believes the foregoing provision, in the context of other provisions of the Transfer Agreement, imposes an obligation on Onyx to offer gene therapy programs to Chiron pursuant to this mechanism before it licenses any such program to a third party. The Company does not agree that such provision imposes an obligation on Onyx to make such proposals. Separately, Chiron has agreed that this provision does not apply to the p53 Program for therapeutic applications, although the exact scope of this agreement by Chiron beyond ONYX-015 itself remains subject to uncertainty.

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

MANUFACTURING

     The Company expects that its collaborative partners will manufacture products for clinical development and commercialization. Under the existing agreements, the Company's collaborative partners have the exclusive right to manufacture the products that result from those programs. The Company currently does not have the facilities to manufacture products for small or large-scale clinical trials or in commercial quantities, and has no experience in such manufacturing. To manufacture its products for clinical trials or on a commercial scale, if the Company is required to or chooses to do so, it will have to build or gain access to a manufacturing facility, which will require a significant amount of funds.

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

     The Company anticipates that substantial improvements in the manufacturing process would be required to produce commercial quantities of ONYX-015. While the Company has built and expanded staffing of a process development laboratory to investigate the feasibility of improving the manufacturing process, there can be no assurance that such improvements will be achieved. No assurance can be given as to the ability of the Company to produce or obtain clinical or commercial quantities of its potential products in compliance with applicable regulations or at an acceptable cost.

PATENTS AND PROPRIETARY RIGHTS

     The Company believes that patent and trade secret protection is crucial to its business and that its future will depend in part on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others, both in the United States and other countries. In October 1997, the Company was awarded a United States patent, No. 5,677,178 from the United States Patent and Trademark Office for claims covering the use of ONYX-015 for the treatment of p53-deficient cancers. Additionally, the Company has received two notices of allowance for two United States patent applications, the first of which claims certain adenoviral mutants that kill Rb- tumor cells and another that claims compositions of matter that consist of ONYX-015 and a chemotherapeutic. As of March 5, 1998, the Company owned or had licensed rights to 19 United States patents and 42 United States patent applications, and generally, foreign counterparts of these filings. These patents and patent applications cover in most cases discoveries made with respect to biological materials and interactions of biological materials, including research tools used by the Company in its drug discovery programs. The Company's rights under five of the United States patents and nine of the United States patent applications are nonexclusive rights held under a license from Chiron that was granted to the Company in connection with its formation. Additionally, the Company has exclusive rights to one patent application under the Chiron license. The Company also has nonexclusive rights under one United States patent held under license from the State University of New York-Stony Brook.

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

     Since patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications or that it was the first to file patent applications for such inventions. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability, cannot be predicted. To date there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents. There can be no assurance that any of the Company's patents or patent applications, if issued, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company against competitors with similar technology. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before any of the Company's products can be commercialized, any related patent may expire, or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent.

     The Company is aware of pending patent applications that have been filed by others that may pertain to certain aspects of the Company's programs. If patents are issued to others containing preclusive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. The Company's breach of an existing license or failure to obtain a license to technology required to commercialize its products may have a material adverse effect on the Company's business, financial condition and results of operations. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to seek licenses of the disputed rights from third parties or to cease using such technology if such licenses are not available, and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In June 1997, ICT Pharmaceuticals, Inc. ("ICT") notified the Company of two issued U.S. Patents, Nos. 4,980,281 and 5,266,464 that ICT believes cover the use of a cell for the screening, testing or pharmacological characterization of new drugs or other substances. Foreign counterparts of the U.S. Patents are pending. ICT has offered the Company a license to the patents. The Company has not determined whether to negotiate a license. In any event, the Company does not believe that these patents will have a material adverse effect on the Company's business, assets, liabilities, financial condition, operations or prospects.

     The Company has identified two issued U.S. Patents, Nos. 5,499,755 and 5,645,999 that cover recombinant cyclin E compositions, or methods of using the same to identify possible drug candidates, respectively. Foreign counterparts of the U.S. Patents are pending. Mitotix Corporation ("Mitotix") either owns, or has licensed the rights to the two patents. The Company may seek a license under the patents from Mitotix. If such license is not available at commercially reasonable terms, or at all, then the Company would be required to develop assays that are not covered by the patents. In any event, the Company does not believe that these patents will have a material adverse effect on the Company's business, assets, liabilities, financial condition, operations or prospects.

     The Company has also identified an additional issued U.S. Patent, No. 5,691,147 that covers an assay for screening test compounds for an inhibitor of an interaction of a cyclin-dependent kinase with a cyclin-dependent kinase 4 binding protein. Mitotix either owns or has licensed the rights to the patent. A foreign counterpart of the U.S. Patent is pending. The Company may seek a license under the patent from Mitotix. If such license is not available on commercially reasonable terms, or at all, then the Company would be required to develop assays that are not covered by the patent.

     The Company has further identified three issued U.S. Patents, Nos. 5,441,880, 5,695,950 and 5,443,962 that cover assays and compositions for identifying inhibitors of CDC25, respectively. Foreign counterparts of the U.S. Patents are pending. Mitotix either owns, or has licensed the rights to these patents. The Company has approached Mitotix for a license and the request was denied. Consequently, should the Company wish to use the methods and compositions covered in these patents to identify inhibitors of CDC25, it will have to do so abroad, while the foreign applications are still pending and before they are granted. Alternatively, the Company may be required to develop methods and compositions that are not covered by these patents if it wishes to identify inhibitors of CDC25.

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

GOVERNMENT REGULATION

     Regulation by government authorities in the United States and other countries will be a significant factor in the manufacturing and marketing of any products that may be discovered or developed by the Company, or that may arise out of the Company's research. All of the Company's products will require regulatory approval by government agencies prior to commercialization. The Company anticipates that its products will be subject to rigorous preclinical and clinical testing and premarket approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, testing, labeling, storage, record keeping and marketing and promotion of such products.

     The steps ordinarily required before a drug or biological product may be marketed in the United States include (a) preclinical and clinical studies;
(b) the submission to the FDA of an IND which must become effective before human clinical trials may commence; (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug or biologic; (d) the submission of a marketing application to the FDA; and (e) FDA approval of the marketing application, including inspection and approval of the product manufacturing facility.

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

     Clinical trials involve the administration of the investigational product to humans under the supervision of a qualified principal investigator. In the United States, clinical trials must be conducted in accordance with Good Clinical Practices under protocols submitted to the FDA as part of the IND. In addition, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board ("IRB") and with patient informed consent. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution conducting the clinical trial. The United Kingdom and certain other European and Asian countries have similar regulations.

     In January 1996 and December 1995, Onyx submitted an IND in the United States and a CTX in the United Kingdom, respectively, for permission from the FDA and comparable regulatory authorities in the United Kingdom to initiate human clinical studies with ONYX-015. Both applications were cleared.

     The goal of Phase I clinical trials is to establish initial data about safety and tolerance of the investigational product in humans. In Phase II clinical trials, evidence is sought about the desired therapeutic efficacy of the investigational product, in limited studies with small numbers of carefully selected subjects. Efforts are made to evaluate the effects of various dosages and to establish an optimal dosage level and dosage schedule. Additional safety data are also gathered from these studies. The Phase III clinical trial program consists of expanded, large-scale, multicenter studies in the target patient population. The goal of these studies is to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosage regimen.

     All data obtained from this comprehensive development program are submitted as a marketing application to the FDA and the corresponding agencies in other countries for review and approval. FDA approval of a marketing application is required before marketing may begin in the United States. The FDA may elect to present data on the Company's products to one of its advisory committees for review and recommendation before approval is granted. Essentially all proposed products of the Company will be subject to demanding and time-consuming approval procedures in the countries where the Company intends to commercialize its products. These regulations define not only the form and content of the development of safety and efficacy data regarding the proposed product, but also impose specific requirements regarding manufacture of the product, testing, quality assurance, packaging, storage, documentation, record keeping, labeling, advertising, and marketing procedures. Effective commercialization also requires inclusion of the Company's products in national, state, provincial, or institutional formularies or cost reimbursement systems.

     FDA approval of the Company's products, including a review of the manufacturing processes and facilities used to produce such products, will be required before such products may be marketed in the United States. The process of obtaining FDA approval can be costly, time consuming and subject to unanticipated delays. The FDA may refuse to approve an application if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy of the drug. Moreover, if regulatory approval of a drug product is granted, the approval will be limited to specific indications. There can be no assurance that approvals of the Company's proposed products, processes or facilities will be granted on a timely basis, if at all. Any failure to obtain, or delay in obtaining, such approvals would have a material adverse affect on the Company's business, financial condition and results of operations. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which a product could be marketed. In some instances, regulatory approval may be granted with the condition that confirmatory (Phase IV) clinical studies be carried out. If these Phase IV studies do not confirm the results of previous studies, regulatory approval for marketing may be withdrawn. Failure to comply with FDA and other applicable regulatory requirements may result in, among other things, warning letters, civil penalties, criminal prosecution, injunctions, seizure or recall of products, total or partial suspension of production, refusal of the government to grant approval, or withdrawal of approval of the Company's products.

     In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Nuclear Regulatory Commission, the Resource Conservation and Recovery Act, and other present and potential future federal, state or local regulations. Certain of the Company's potential products may require review by the Recombinant DNA Advisory Committee
(RAC) of the United States National Institutes of Health. In other countries, similar regulations may apply. The Company's research and development involves the controlled use of hazardous materials and chemicals. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

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

COMPETITION

     Onyx is engaged in a rapidly changing and highly competitive field. Other products and therapies that will compete directly with the products that the Company is seeking to develop and market currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those being pursued by the Company. Some of these competitive products are in clinical trials. In particular, Schering-Plough Corporation is conducting a Phase I clinical trial in colon metastases to the liver and Introgen Therapeutics, Inc. is conducting a Phase II clinical trial in head and neck cancer with p53 gene therapy products, and other companies are in earlier stages of research with small molecule drug and antisense approaches to treat p53-deficient tumors. Such products would compete directly with ONYX-O15. Other companies, including Merck & Co. and Genentech, Inc., are developing small molecule drugs to inhibit targets involving the ras pathways. Such products may compete with potential products identified in the Company's ras Program. Other companies are in earlier stages of research with small molecule drugs, gene therapy and antisense approaches to treat ras-related cancers. Other companies, such as Mitotix Corporation, are developing proprietary positions including patented reagents and assays which may require the Company to seek licenses to the technology or may impact the Company's research by limiting the use of certain technology. There can be no assurance that the Company's competitors will not succeed in developing cancer-specific therapies that are more effective than any that are being developed or that may be developed by the Company, or that would render the Company's technologies obsolete and noncompetitive. Moreover, there are currently commercially available products for the treatment of certain disease targets being pursued by the Company.

     Competition from fully integrated pharmaceutical companies and more established biotechnology companies is intense and is expected to increase. Substantially all of these companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals, and marketing than the Company. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Many of these competitors have significant products that have been approved or are in development and operate large, well-funded research and development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for products, and clinical development and marketing, that compete with the Company's programs. These companies and institutions also compete with the Company in recruiting and retaining highly qualified scientific and management personnel. In addition to the above factors, Onyx will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There is no assurance that the Company's competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than the Company.

EMPLOYEES

     As of December 31, 1997, the Company had 128 full-time employees of whom 44 hold Ph.D. or M.D. degrees. One hundred of the Company's employees are in research and development, and 28 are in business development, finance and administration. No Company employee is represented by a labor union and the Company considers its employee relations to be good.

SCIENTIFIC ADVISORY BOARD

     The Company's Scientific Advisory Board ("SAB") consists of individuals with expertise in many aspects of molecular oncology who advise the Company and provide critical review of the various development activities of the Company. The SAB meets several times a year. In addition, the SAB members consult with and meet informally with the Company on a frequent basis. Certain SAB members own shares of common stock of the

Company. Every member of the SAB has entered into a consulting agreement with the Company covering the terms of their positions as consultants to the Company and as members of the SAB. The members of the Company's SAB are as follows:

     ERIC R. FEARON, M.D., PH.D. has served as the Maisel Professor of Oncology, as an Associate Professor in the Departments of Internal Medicine, Human Genetics and Pathology, and as Associate Director for Basic Research, at the University of Michigan Comprehensive Cancer Center since 1995. Prior to that, Dr. Fearon served as an Assistant Professor at Yale University School of Medicine in the Departments of Pathology and Biology. Dr. Fearon's research focuses on the understanding of the genetic defects that underlie the invasive and metastatic behavior of advanced forms of human cancer, particularly cancers of the gastrointestinal tract and breast.

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

     EDWARD E. HARLOW, JR., PH.D. has served as Chairman of the SAB since September 1997 and previously from April 1992 to March 1996. He has served as Scientific Director of the Massachusetts General Hospital Cancer Center and has served as Professor of Genetics at the Harvard Medical School since 1990.
Dr. Harlow's research interests include regulation of the mammalian cell cycle, biochemistry of the retinoblastoma protein and related proteins and cdc2 kinases. Dr. Harlow is a member of the National Academy of Sciences.

     FRANK MCCORMICK, PH.D., F.R.S., founder of the Company served as Chairman of the SAB from March 1996 to September 1997, Vice President and Chief Scientific Officer of the Company from 1995 until December 31, 1996, and as a director of the Company from April 1992 to May 1997. Dr. McCormick served as Vice President of Research from April 1992 until 1995. Prior to founding the Company, Dr. McCormick served as Vice President of Therapeutic Research at Chiron from December 1991 until April 1992. Prior to that, Dr. McCormick was employed at Cetus in various positions from 1982 until December 1991, serving as Vice President of Discovery Research of Cetus from 1990 until December 1991.
Dr. McCormick received a Ph.D. in biochemistry from Cambridge University in England, and completed post-doctoral research at the State University of New York at Stony Brook and the Imperial Cancer Research Fund in London. He is a Fellow of the Royal Society of Great Britain.

     OWEN N. WITTE, M.D. has served as Professor of Microbiology at the University of California at Los Angeles since 1980 and as a Howard Hughes Institute Investigator since 1984. Dr. Witte's research focuses on genes associated with cancer and other diseases, including the Abelson murine leukemia virus tyrosine kinase oncogene, the BCR-ABL oncogene, and the gene responsible for X-linked agammaglobulinemia. Dr. Witte has been the recipient of the Rosenthal Prize from the American Association of Cancer Research, the Dameshek Prize of the American Society of Hematology and the Milken Family Award in Cancer Research. Dr. Witte is a member of the National Academy of Sciences.


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

UNCERTAINTIES RELATED TO EARLY STAGE OF DEVELOPMENT

     Onyx is at an early stage of development and must be evaluated in light of the uncertainties present in an early stage biotechnology company. Since its inception in 1992, the Company has devoted substantially all of its resources to the research and development of potential products and no revenue has been generated from product sales. If any products result from the Company's research and development programs, they are not expected to be commercially available for a number of years even if they are successfully developed and proven to be safe and effective. There can be no assurance that any of the Company's product development efforts will be successfully completed, that any of the Company's products will be proven to be safe and effective, that regulatory approvals will be obtained at all or be as broad as sought, that the Company's products will be capable of being produced in commercial quantities at reasonable cost or that any products, if introduced, will achieve market acceptance.

TECHNOLOGICAL UNCERTAINTY

     Drug discovery methods based upon the genetic basis of cancer are relatively new, and there can be no assurance that the Company will be able to employ these methods of drug discovery successfully or that these methods will lead to the discovery of commercially viable pharmaceutical products. Only one of the Company's compounds, the ONYX-015 therapeutic virus, has entered human clinical trials, and there can be no assurance that any of the Company's other current or future research and development programs will lead to additional compounds which will be submitted for clinical testing or advance to human clinical trials. Although the Company has demonstrated the safety of its lead product, ONYX-015, in human clinical trials, the Company has not demonstrated the efficacy of the Company's compounds, including ONYX-015, in human clinical trials. The effect of the human immune response on the ONYX-015 therapeutic virus cannot be predicted and could cause significant delays in the development process. The Company's ras and Cell Cycle Programs are also in the early stages of research and development, and the Company does not expect that its collaborative partners will commence clinical trials prior to the year 2000.
The Company currently does not expect that clinical trials of any potential products arising from its BRCA1 or APC Programs will commence for at least several years. Even if the Company's potential products are found to be safe or efficacious, or otherwise to have utility, they will require significant additional research and development efforts, preclinical and clinical testing, regulatory approvals, and additional investment prior to their commercialization, and there can be no assurance that any of these efforts will be successful.

UNCERTAINTIES RELATED TO CLINICAL TRIALS

     Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company or its collaborative partners must demonstrate through preclinical testing and clinical trials that the product is safe and effective for use in each target indication. The results from preclinical testing and early clinical trials may not be predictive of results that will be obtained in later clinical trials and large-scale testing, and there can be no assurance that clinical trials of products identified by or developed in collaboration with the Company will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. Clinical trials may require the enrollment of large numbers of patients and suitable patients may be difficult to identify and recruit. A number of companies in the pharmaceutical industry have suffered significant setbacks in every stage of clinical trials, even in advanced clinical trials after promising results in earlier trials. Any delays in, or termination of, the clinical trial efforts of the Company or its collaborative partners would have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY REGARDING CLINICAL TRIALS OF ONYX-015

     The Company is currently engaged in three self-funded Phase II clinical trials of ONYX-015 for the treatment of head and neck cancer. The ability of the Company to obtain a corporate partner for the p53 program and to continue to develop ONYX-015 as a potential product will depend materially on the results of these trials. The Company expects to present the results of the first trial in the second quarter of 1998 and the results of the other trials later in the year. There is no assurance that such results will be positive or, even if they are positive, that they will be sufficiently strong to support the Company's corporate partnering or product development objectives. In this regard, while the Phase I trials of ONYX-015 demonstrated a very favorable safety profile and, in many patients, tumor necrosis, the observation of viral replication was less pronounced than was the case in animal studies. If the Phase II clinical trial results do not support the commencement of a Phase III pivotal trial, the Company would be required to conduct additional Phase I and Phase II clinical trials to determine an appropriate indication and treatment regimen for ONYX-015, if it were to continue development of such product.

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

DEPENDENCE ON COLLABORATIVE AGREEMENTS

     The Company's strategy for the development, clinical trials, manufacturing and commercialization of its products includes maintaining and entering into various collaborations with corporate partners, licensors, licensees and others. To date, the Company has entered into collaborative arrangements with Bayer with respect to the Company's ras Program, Warner-Lambert with respect to the Company's Cell Cycle Program and the Company's Inflammation Program, and Eli Lilly with respect to the Company's BRCA1 Program. The Company is currently seeking a collaborative partner for its p53 Program, including the development and commercialization of ONYX-015. There can be no assurance that the Company will be able to maintain existing collaborative agreements, negotiate collaborative arrangements in the future on acceptable terms, if at all, or that any such collaborative arrangements will be successful. To the extent that the Company is not able to maintain or establish such arrangements, the Company would be required to undertake such activities at its own expense, which would significantly increase the Company's capital requirements and limit the programs the Company is able to pursue. In addition, the Company may encounter significant delays in introducing its products into certain markets or find that the development, manufacture or sale of its products in such markets is adversely affected by the absence of such collaborative agreements.

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

UNCERTAINTY OF FUTURE PROFITABILITY; ACCUMULATED DEFICIT

     The Company has generated no revenues from product sales and has experienced significant operating losses since inception. As of December 31, 1997, the Company had an accumulated deficit of approximately $45.6 million. The Company expects to incur significant and increasing operating losses over at least the next several years as the Company's research and development efforts and preclinical testing and clinical trial activities expand. The Company does not expect to generate revenues from the sale of its potential products, if any, for the foreseeable future. The Company's ability to achieve profitability depends in part upon its ability, alone or with others, to complete development of its potential products, to obtain required regulatory approvals and to successfully manufacture and market such potential products. The Company expects its operating expenses and operating losses to increase in 1998 and beyond. There can be no assurance that Onyx, or its collaborative partners, will successfully develop, manufacture, commercialize and market any potential product, or that the Company will ever achieve product revenues or profitability.

NEED FOR FUTURE FUNDING

     The development of the Company's technology and proposed products will require a commitment of substantial funds to conduct the costly and time-consuming research and preclinical testing and clinical trials necessary to develop such technology and proposed products, and to establish relationships with collaborative partners to bring any such products to market. The Company's future capital requirements will depend upon a number of factors, including continued scientific progress in the research and development of the Company's technology programs, the size and complexity of these programs, the ability of the Company to establish and maintain collaborative arrangements, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments and product commercialization activities.

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

LACK OF MANUFACTURING EXPERIENCE

     The Company's collaborative partners generally have the exclusive right to manufacture products resulting from the collaborations, and the Company expects to have similar manufacturing arrangements in its other collaborations. The Company currently does not have the facilities to manufacture products for small or large-scale clinical trials or in commercial quantities, and has no experience in such manufacturing. The Company is dependent on third parties, including its collaborative partners, for the manufacturing of its products. There can be no assurance that such parties will be able to meet the Company's needs either with respect to timing, quantity or quality. If the Company is unable to obtain or retain third-party manufacturing on acceptable terms, it may be delayed in its ability to commercialize products. The Company's dependence upon third parties, including its collaborative partners, for the manufacturing of products may adversely affect the Company's profit margins and its ability to develop, deliver and sell products on a timely and competitive basis. In the event the Company undertakes to establish its own commercial manufacturing capabilities, it will require substantial additional funds, manufacturing facilities, equipment and personnel.

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

CONTROL BY EXISTING STOCKHOLDERS

     Executive officers and directors of the Company and other holders of 5% or more of the capital stock of the Company, together with entities affiliated with them, beneficially own approximately 45% of the common stock of the Company. Bayer has the right to have its nominee elected to the Company's Board of Directors until the later of (i) the end of the research term or (ii) if the parties have a Collaboration Compound (as defined in the collaboration agreements) in clinical development, until such time as the parties do not have a Collaboration Compound in clinical development. In addition, International Biotechnology Trust plc has the right to have its nominee elected to the Company's Board of Directors as long as it continues to own more than 66 2/3% of the Common Stock purchased by it from the Company on January 12, 1998. Because of such ownership and voting arrangements, these officers, directors and stockholders may be able to effectively control the election of all members of the Board of Directors and to determine all corporate actions.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any significant legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                       PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock began trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "ONXX" on May 8, 1996. Prior to that date, there was no public market for the Company's common stock. The following table sets forth, for the periods indicated, the high and low sales prices of the common stock reported on the Nasdaq National Market.


     1996                                    HIGH            LOW
     ----                                  -------          -----
     Second Quarter (from May 8) . . . .   $14.625          $7.75
     Third Quarter . . . . . . . . . . .    11.375           7.25
     Fourth Quarter. . . . . . . . . . .    16.625           8.75


     1997
     ----
     First Quarter . . . . . . . . . . .    14.250          8.750
     Second Quarter. . . . . . . . . . .    14.375         10.000
     Third Quarter . . . . . . . . . . .    11.125          8.375
     Fourth Quarter. . . . . . . . . . .     9.875          6.125


     On March 18, 1998, the last sale price reported on the Nasdaq National Market for the Company's common stock was $8.00 per share.

HOLDERS

     There were approximately 323 stockholders of the common stock of the Company as of December 31, 1997.

DIVIDENDS

     The Company has not paid cash dividends on its common stock and does not plan to pay any cash dividends in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

     On May 2, 1997, the Company sold and issued 192,941 shares of common stock to Warner-Lambert Company at $17.28 per share for an aggregate price of approximately $3,333,000. The issuance was exempt under Section 4(2) of the Securities Act of 1933 as amended.

(b)  USE OF PROCEEDS

     The effective date of the registration statement for the Company's initial public offering was May 8, 1996. The net proceeds from this initial public offering were $31,159,241. The Company has used the proceeds through the year ended December 31, 1997 as follows.


Direct or Indirect Payment to Others:

Construction of plant, building and facilities           $     762,450

Purchase and installation of machinery and equipment     $   1,801,249

Repayment of indebtedness                                $     583,029

Working capital                                          $  28,012,513


ITEM 6. SELECTED FINANCIAL DATA



                              ONYX PHARMACEUTICALS, INC.

     The following table summarizes certain selected financial data for each of the five years ended December 31, 1997. The information presented should be read in conjunction with the financial statements and notes included elsewhere in this Report.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------------------
                                                                        1997         1996        1995      1994      1993
                                                                      --------     -------     -------   -------   -------
                                                                              (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenue. . . . . . . . . . . . . . . . . . . . . . . .         $  7,799     $ 8,302      $ 6,945   $ 5,616   $ 2,737
Operating expenses:
  Research and development . . . . . . . . . . . . . . . . .           20,715      14,767       13,290    10,492     6,820
  General and administrative . . . . . . . . . . . . . . . .            5,089       3,527        2,807     2,355     1,798
                                                                      --------     -------     -------   -------   -------

Loss from operations . . . . . . . . . . . . . . . . . . . .          (18,005)     (9,992)      (9,152)   (7,231)   (5,881)
Interest income, net . . . . . . . . . . . . . . . . . . . .            1,980       1,575          725       468       158
                                                                      --------     -------     -------   -------   -------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .         $(16,025)    $(8,417)     $(8,427)  $(6,763)  $(5,723)
                                                                      --------     -------     -------   -------   -------
                                                                      --------     -------     -------   -------   -------
Basic and diluted net loss per share
(pro forma in 1995) (1). . . . . . . . . . . . . . . . . . .         $  (1.65)    $ (1.31)     $ (1.38)
                                                                      --------     -------     -------
                                                                      --------     -------     -------
Shares used in computing basic and diluted net loss
per share (pro forma in 1995) (1). . . . . . . . . . . . . .            9,707       6,401        6,090
                                                                      --------     -------     -------
                                                                      --------     -------     -------



                                                                                   DECEMBER 31,
                                                        ----------------------------------------------------------------
                                                           1997           1996          1995           1994       1993
                                                        ---------      ---------      ---------      ---------   -------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments. . .  $  35,472      $  40,329      $  12,483      $  16,360   $10,383
Total assets . . . . . . . . . . . . . . . . . . . . .     41,858         45,779         17,756         22,800    14,753
Long-term debt, noncurrent portion . . . . . . . . . .      4,336             99            544            906     1,017
Accumulated deficit. . . . . . . . . . . . . . . . . .    (45,612)       (29,587)       (21,170)       (12,743)   (5,980)
Total stockholders' equity . . . . . . . . . . . . . .  $  28,821      $  40,923      $  13,545      $  18,309   $11,553



The increase in cash and total assets during the year ended December 31, 1996 was primarily a result of the initial public offering that occurred in May 1996.

The Company has never declared or paid dividends on its common stock.

---------------------
(1) See Note 1 of Notes to Financial Statements for an explanation of the method used to determine the number of shares used to compute share and per share amounts.

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

OVERVIEW

     Since its inception, the Company has been engaged in the discovery and development of novel therapeutics including both small molecule drugs and therapeutic viruses which are based upon the genetics of human disease. The Company has initially chosen to focus its research in the area of cancer. The Company intends to pursue its therapeutic discovery programs independently and in collaboration with pharmaceutical companies, and to collaborate with such companies on the development and commercialization of any products which may result from the Company's discovery programs. The Company has entered into collaborative agreements with Bayer in the area of ras oncogenes and Eli Lilly on the function of the BRCA1 gene in breast cancer. The Company has also entered into two separate collaborative agreements with Warner-Lambert, one in cell cycle mutations in cancer and a second pertaining to inflammation and autoimmunity.

     The Company has not been profitable since inception and expects to incur substantial and increasing losses for the foreseeable future, primarily due to the expansion of its research and development programs, including preclinical studies and clinical trials. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 1997, the Company's accumulated deficit was approximately $45.6 million.

     The Company's business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. The Company does not expect to generate revenues from the sale of proposed products in the foreseeable future.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

REVENUE

     Revenue from collaborative research and development agreements ("contract revenue") with Bayer, Eli Lilly and Warner-Lambert accounted for approximately 99% of the Company's total revenue for this three-year period. Contract revenue for the years ended December 31, 1997, 1996 and 1995 was $7.7 million, $8.2 million and $6.9 million, respectively. Contract revenue recorded from Bayer accounted for approximately $4.7 million or 61% of total contract revenue for 1997, $5.2 million or 64% of total contract revenue for 1996 and $5.2 million or 75% of total contract revenue for 1995. Contract revenue recorded from Eli Lilly accounted for approximately $1.2 million or 16% of total contract revenue in 1997, $910,000 or 11% of total contract revenue in 1996 and $375,000 or 5% of total contract revenue in 1995. Contract revenue recorded from Warner-Lambert for the cell cycle program accounted for approximately $1.8 million or 23% of total contract revenue in 1997, $2.1 million or 25% of total contract revenue in 1996 and $1.4 million or 20% of total contract revenue in 1995. In 1997, no funds were received and no revenue was recognized from Warner-Lambert for the inflammation agreement. The Company anticipates that its contract revenue for 1998 will exceed the amount of such revenue recognized in 1997.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $20.7 million, $14.8 million and $13.3 million during the years ended December 31, 1997, 1996 and 1995, respectively. The 1997 expense increase of 40% was primarily due to additional clinical costs associated with Phase I and Phase II clinical trials of ONYX-015, the lead product in the Company's p53 program. The 1996 expense increase of 11% was due to increased payroll and personnel expenses as the Company hired additional research and development staff and increased expenses in connection with the preclinical and clinical development of ONYX-015. Pursuant to the cell cycle collaboration with Warner-Lambert, the Company is currently obligated to fund its research and development, net of payments from Warner-Lambert, at a level of approximately $1.0 million annually through May 1998. Research under the existing agreements with Bayer, Eli Lilly and Warner-Lambert for inflammation, is fully funded by the collaborative partners up to specified levels. The Company expects to continue to expand the scope of its research and development programs significantly in future periods, which will result in substantial increases in research and development expenses, including costs associated with clinical development of ONYX-015 in the p53 therapeutic virus program. These research and development expenses may not be funded by collaborative partners.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses were $5.1 million, $3.5 million and $2.8 million during the years ended December 31, 1997, 1996 and 1995, respectively. The increases in each period, 44% in 1997 and 26% in 1996 were primarily due to increased administrative staffing and higher expenses in connection with the Company's reporting and other requirements associated with operating as a publicly held company.

NET INTEREST INCOME

     The Company had net interest income of $2.0 million, $1.6 million and $725,000 during the years ended December 31, 1997, 1996 and 1995, respectively. Interest income increased each year from 1995 to 1997 due to a higher average balance of cash, cash equivalents and short-term investments resulting from the Company's initial public offering of common stock in May 1996 (the "IPO") and an equity investment of $3.3 million from Warner-Lambert in May 1997. Interest expense has declined as the Company has reduced its obligations under debt financing agreements. However, in December 1997, the Company drew down $6.4 million on its line of credit which will increase the amount of interest expense over the next three years.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company's cash expenditures have substantially exceeded its revenues and the Company has relied primarily on the proceeds from the sale of equity securities and revenue from collaborative research and development agreements to fund its operations.

     At December 31, 1997, the Company had cash and investments of $35.5 million compared to $40.3 million and $12.5 million at December 31, 1996 and 1995, respectively. The decrease of $4.8 million in 1997 was due to cash used in operations of $11.8 million and capital expenditures of $2.2 million offset by debt financing of $6.4 million and a Warner-Lambert equity investment of $3.3 million. The increase in cash and investments of $27.8 million in 1996 was due to $31.2 million of net proceeds from the IPO and $4.0 million from a Warner-Lambert equity investment offset by cash used in operations of $5.8 million. The decrease in cash and investments of $3.9 million during 1995 was primarily due to cash used in operations of $6.1 million offset by net proceeds from the Warner-Lambert and Eli Lilly equity investments of an aggregate of $3.6 million.

     The Company's cash used in operations was $11.8 million in 1997, $5.8 million in 1996, and $6.1 million in 1995. This cash was used primarily to fund increasing levels of research and development and the general and administrative expenses necessary to support increased operations. Capital expenditures amounted to $2.2 million in 1997 as compared to $1.5 million in 1996, and $945,000 in 1995. The Company expects to make expenditures for capital additions of approximately $2.7 million in 1998.

     In January 1998, the Company raised an additional $10.0 million of cash, bringing the cash and investment balance to approximately $45.0 million, by issuing 1,403,508 shares of common stock to two institutional investors.

     The Company records and amortizes over the related vesting periods deferred compensation representing the difference between the exercise price of options granted and the deemed fair value of its common stock at the time of grant. Options generally vest over four years. Deferred compensation of $793,000 and $141,000 was recorded in 1996 and 1995, respectively. The amortization of deferred compensation was $219,000, $272,000 and $30,000, respectively, for the years ended December 31, 1997, 1996 and 1995. Amortization of deferred compensation over the next two fiscal years, including compensation recognized to date, will aggregate to $934,000 as such options vest.

     The Company believes that its existing capital resources and interest thereon, and anticipated revenues from existing collaborations will be sufficient to fund its current and planned operations through 1999. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. The Company intends to seek such additional funding through collaborative arrangements, public and private equity or debt financings, capital lease transactions or other financing sources that may be available. However, there can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or to obtain funds through collaborative arrangements with others that are on unfavorable terms or that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop itself.

IMPACT OF THE YEAR 2000

     Computer programs using two rather than four digits to identify the year in a date field may cause computer systems to malfunction in the year 2000. Any computer programs that have time related software may determine a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to engage in specific business activities.

     Based on a recent assessment, the Company has determined that it will be required to upgrade or replace a portion of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that, with upgrades of existing software and/or conversions to new software, the year 2000 issue will not pose significant operational problems for its business activities.

     The Company anticipates that its costs associated with the upgrade and/or conversion of existing computer software relating to the year 2000 issue is less than $100,000. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

     The Company has also initiated communications with its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to solve their own year 2000 issues. There can be no assurance that the systems of other companies on which the Company relies will be converted on a timely basis and will not have an adverse effect on the Company's operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Financial Statements and notes thereto appear on pages 39 to 55 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                      PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's directors and executive officers is incorporated by reference from the Company's Definitive Proxy Statement filed not later than 120 days following the close of the fiscal year ("the Definitive Proxy Statement").

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

     The Financial Statements required by this item are submitted in a separate section beginning on page 39 of this Report.

          Report of Ernst & Young LLP, Independent Auditors
          Balance Sheets
          Statements of Operations
          Statements of Stockholders' Equity
          Statements of Cash Flows
          Notes to Financial Statements

     (2)  FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules have been omitted because the information required to be set forth therein is not applicable.

     (3)  EXHIBITS

EXHIBIT                        DESCRIPTION OF DOCUMENT
NUMBER                         -----------------------
-------
 3.1+         Restated Certificate of Incorporation of the Company.

 3.2+         Bylaws of the Company.

 4.1+         Reference is made to Exhibits 3.1 and 3.2.

 4.2+         Specimen Stock Certificate.

 4.3+         Warrant to Purchase Series C Preferred Stock issued to Lease
              Management Services, Inc. on December 30, 1993.

 4.4+         Amended and Restated Information and Registration Rights
              Agreement dated May 30, 1994 and as amended through May 16, 1995.

 4.5+         Preferred Stock Purchase Agreement between the Company and
              Warner-Lambert dated May 4, 1995.

 4.6+         Stock Purchase Agreement, dated January 12, 1998, among the
              Company, International Biotechnology Trust plc and Lombard
              Odier & Cie.

10.1+*        Collaboration Agreement between Bayer Corporation (formerly
              Miles, Inc.) and the Company dated April 22, 1994.

10.1(i)+*     Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 4, 1996.

10.2+* Research, Development and Marketing Collaboration Agreement between Warner-Lambert Company and the Company, dated May 2, 1995.

10.2(i)+      Waiver of Certain Rights under the Research, Development and
              Marketing Agreement by Warner-Lambert Company dated as of March 28, 1996.

10.3+*        Compound Library Access Agreement between Warner-Lambert
              Company and the Company, dated May 2, 1995.

10.4+* Research and License Agreement between Eli Lilly & Company and the Company dated May 15, 1995 and the Collaborative Research and License Agreement between Eli Lilly and the Company dated
              June 12, 1996.

10.5+*        Technology Transfer Agreement dated April 24, 1992 between
              Chiron Corporation and the Company, as amended in the Chiron
              Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20,
              1994 and in the Letter Agreement dated March 29, 1996.

10.6+         Scientific Advisory Board Consulting Agreement between
              Dr. Frank McCormick and the Company as of March 29, 1996.

10.6(i)+      Letter Agreement for Consulting Services between Dr. Frank
              McCormick and the Company dated April 17, 1996.

10.7+ Promissory Note by Dr. Frank McCormick payable to the Company dated May 15, 1992.

10.8+ Promissory Notes by Dr. Frank McCormick payable to the Company dated November 1, 1993 and October 21, 1994.

10.9+ Letter Agreement between Dr. Gregory Giotta and the Company, dated May 26, 1995.

10.10+ Letter Agreement between Dr. William Gerber and the Company, dated January 23, 1995.

10.11+        Credit Terms and Conditions dated October 28, 1995 between the
              Company and Imperial Bank; Addendum dated October 28, 1995; and
              Modification Letter dated December 29, 1995.

10.12+        Equipment Financing Agreement Number 10762 between Lease
              Management Services, Inc. and the Company, dated December 30,
              1993 and Addendum thereto dated December 30, 1993.

10.13+        1996 Equity Incentive Plan.

10.14+        1996 Non-Employee Directors' Stock Option Plan.

10.15+        1996 Employee Stock Purchase Plan.

10.16+ Lease by and between Hall Properties, Inc. and the Company dated September 9, 1992, the First Amendment thereto dated
              April 21, 1993 and the Second Amendment thereto dated May 11,
              1996.

10.17+ Form of Indemnity Agreement to be signed by executive officers and directors of the Company.

10.18+        Credit Terms and Conditions dated March 10, 1997 between the
              Company and Imperial Bank.

10.19+ Letter Agreement between Dr. Allan Balmain and the Company dated August 26, 1996, as amended March 13, 1997.

10.20+*       Amended and restated Research, Development and Marketing
              Collaboration Agreement dated May 2, 1995 between the Company and Warner-Lambert Company.

10.21+* Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert
              Company.

10.22+ Addendum to credit Terms and Conditions dated March 10, 1997 between the Company and Imperial Bank.

10.23++       Amendment to the Amended and Restated Research, Development and
              Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.

23.1          Consent of Ernst & Young LLP, Independent Auditors.

24.1          Power of Attorney. Reference is made to page 37.

27.1          Financial Data Schedules.

--------------------
+ Filed as an exhibit to Company's Registration Statement on Form SB-2 (No. 333-3176-LA), the Company's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1996, March 31, 1997 and September 30, 1997, and the Company's Current Report on Form 8-K filed on January 26, 1998, and incorporated herein by reference.

*   Confidential treatment has been received for portions of this document.

++  Confidential treatment has been requested for portions of this document.

(b)  REPORTS ON FORM 8-K

     None

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Company has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond, County of Contra Costa, State of California, on the
30th day of March, 1998.

                                   ONYX PHARMACEUTICALS, INC.

                                   By: /s/ Hollings C. Renton
                                       ----------------------------------------
                                                  Hollings C. Renton
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates stated.


                   SIGNATURE                                           TITLE                              DATE
                   ---------                                           -----                              ----
           /s/ Hollings C. Renton
---------------------------------------------  President, Chief Executive Officer and
             Hollings C. Renton                Director (Principal Executive Officer)                March 30, 1998

         /s/ Douglas L. Blankenship
---------------------------------------------  Treasurer (Principal Financial and
           Douglas L. Blankenship              Accounting Officer)                                   March 30, 1998

---------------------------------------------
             Michael J. Berendt                                     Director                         March   , 1998

            /s/ Samuel D. Colella
---------------------------------------------
              Samuel D. Colella                                     Director                         March 30, 1998

              /s/ Paul Goddard
---------------------------------------------
                Paul Goddard                                        Director                         March 30, 1998

              /s/ Kathleen LaPorte
---------------------------------------------
                Kathleen LaPorte                                    Director                         March 30, 1998

            /s/ Edward E. Penhoet
---------------------------------------------
              Edward E. Penhoet                                     Director                         March 30, 1998

            /s/ Ralph H. Thurman
---------------------------------------------
              Ralph H. Thurman                                      Director                         March 30, 1998



                   SIGNATURE                                           TITLE                             DATE
                   ---------                                           -----                             ----
             /s/ Nicole Vitullo
---------------------------------------------
               Nicole Vitullo                                        Director                        March 30, 1998

              /s/ Wendell Wierenga
---------------------------------------------
                Wendell Wierenga                                     Director                        March 30, 1998


                  REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Onyx Pharmaceuticals, Inc.

     We have audited the accompanying balance sheets of Onyx Pharmaceuticals, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onyx Pharmaceuticals, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Palo Alto, California
February 20, 1998

                              ONYX PHARMACEUTICALS, INC.
                                    BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                        ASSETS



                                                                                                     DECEMBER 31,
                                                                                                 ----------------------
                                                                                                   1997          1996
                                                                                                 -------        -------
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $18,828        $36,258
  Short-term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,644          4,071
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,002            638
                                                                                                 -------        -------

    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    36,474         40,967

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,562          4,196
Notes receivable from related parties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       812            396
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10            220
                                                                                                 -------        -------
                                                                                                 $41,858        $45,779
                                                                                                 -------        -------
                                                                                                 -------        -------

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,319        $   693
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,731          1,146
  Accrued clinical trials and related expenses . . . . . . . . . . . . . . . . . . . . . . . .     1,704            131
  Accrued compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       496            439
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,209          1,631
  Long-term debt, current portion. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,130            444
                                                                                                 -------        -------

    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,589          4,484
Long-term debt, noncurrent portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,336             99

Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       112            273

Commitments

Stockholders' Equity:
  Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and
    outstanding. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -              -
  Common stock, $0.001 par value; 25,000,000 shares authorized; 9,850,518 and 9,514,285
    shares issued and outstanding as of December 31, 1997 and 1996, respectively . . . . . . .        10             10
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    74,836         71,132
Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (413)          (632)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (45,612)       (29,587)
                                                                                                 -------        -------
    Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28,821         40,923
                                                                                                 -------        -------
                                                                                                 $41,858        $45,779
                                                                                                 -------        -------
                                                                                                 -------        -------


                                See accompanying notes

                              ONYX PHARMACEUTICALS, INC.

                               STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             YEAR ENDED DECEMBER 31,
                                                                          1997          1996       1995
                                                                       ---------     --------    --------
 Revenue:
    Contract revenue ($6,491, $7,250 and $6,566 from related parties
     during 1997, 1996 and 1995, respectively) . . . . . . . . . . .  $  7,691       $ 8,160     $ 6,924
    Grant and other revenue. . . . . . . . . . . . . . . . . . . . .       108           142          21
                                                                      ---------      --------    --------
     Total revenue . . . . . . . . . . . . . . . . . . . . . . . . .     7,799         8,302       6,945
Operating expenses:
    Research and development . . . . . . . . . . . . . . . . . . . .    20,715        14,767      13,290
    General and administrative . . . . . . . . . . . . . . . . . . .     5,089         3,527       2,807
                                                                      ---------      --------    --------
     Total operating expenses. . . . . . . . . . . . . . . . . . . .    25,804        18,294      16,097
                                                                      ---------      --------    --------
Loss from operations . . . . . . . . . . . . . . . . . . . . . . . .   (18,005)       (9,992)     (9,152)
Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,030         1,685         921
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . .       (50)         (110)       (196)
                                                                      ---------      --------    --------
     Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(16,025)      $(8,417)    $(8,427)
                                                                      ---------      --------    --------
                                                                      ---------      --------    --------

Basic and diluted net loss per share (pro forma in 1995) . . . . . .  $  (1.65)      $ (1.31)    $ (1.38)
                                                                      ---------      --------    --------
                                                                      ---------      --------    --------
Shares used in computing basic and diluted net loss per share
 (pro forma in 1995) . . . . . . . . . . . . . . . . . . . . . . . .     9,707         6,401       6,090
                                                                      ---------      --------    --------
                                                                      ---------      --------    --------


                               See accompanying notes.

                             ONYX  PHARMACEUTICALS, INC.

                          STATEMENTS OF STOCKHOLDERS' EQUITY

                  (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)




                                            CONVERTIBLE
                                          PREFERRED STOCK         COMMON STOCK   ADDITIONAL                               TOTAL
                                          ---------------         ------------    PAID-IN    DEFERRED     ACCUMULATED  STOCKHOLDERS'
                                        SHARES        AMOUNT    SHARES    AMOUNT  CAPITAL   COMPENSATION     DEFICIT      EQUITY
                                        ------        ------    ------    ------  -------   ------------     -------      ------
Balances at December 31, 1994..... . .  35,608,880      $36     913,414      $1   $31,015         $-       $(12,743)     $18,309
   Issuance of Series D convertible
      preferred stock to investors
      for cash. . . . . . . . . . . . .  1,800,000        1          -       -      3,599          -             -         3,600
   Exercise of stock options at
      prices ranging from $0.007 to
      $1.07 per share. . . . . . . . .          -        -       44,409      -         33          -             -            33
   Deferred compensation related
      to grant of certain stock
      options. . . . . . . . . . . . .          -        -           -       -        141        (141)           -            -
   Amortization of deferred
      compensation . . . . . . . . . .          -        -           -       -         -           30            -            30
   Net loss . . . . . . . . . . . . .           -        -           -       -         -           -         (8,427)      (8,427)
                                        ----------      ---     -------      --   -------        -----       -------     -------
Balances at December 31, 1995. . . . .  37,408,880       37     957,823       1    34,788        (111)      (21,170)      13,545
   Conversion of preferred stock
      at 7.139 shares of preferred
      for 1 share of common
   stock . . . . . . . . . . . . . . . (37,408,880)     (37)  5,240,065       5        32          -             -            -
   Exercise of stock options at
      prices ranging from $0.007 to
      $10.20 . . . . . . . . . . . . .          -        -      162,711      -        153          -             -           153
   Issuance of common stock in
      connection with initial public
      offering (net of issuance
      costs of $3,341) . . . . . . . .          -        -    2,875,000       3    31,156          -             -        31,159
   Net exercise of warrants. . . . . .          -        -        1,801      -         -           -             -            -
   Issuance of common stock for
      cash . . . . . . . . . . . . . .          -        -      254,683       1     4,000          -             -          4,001
   Deferred compensation related
      to grant of certain stock
      options. . . . . . . . . . . . .          -        -           -       -        793        (793)           -            -
   Amortization of deferred
      compensation . . . . . . . . . .          -        -           -       -         -          272            -           272
   Issuance of common stock
      pursuant to employee stock
      purchase plan. . . . . . . . . .          -        -       22,202      -        210          -             -           210
   Net loss. . . . . . . . . . . . . .          -        -           -       -         -           -         (8,417)      (8,417)
                                        ----------      ---     -------      --   -------        -----       -------     -------
Balances at December 31, 1996. . . . .
   (carried forward) . . . . . . . . .          -       $-    9,514,285     $10   $71,132       $(632)     $(29,587)     $40,923


                               See accompanying notes.

                             ONYX  PHARMACEUTICALS, INC.

                  (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)



                                            CONVERTIBLE
                                          PREFERRED STOCK        COMMON STOCK    ADDITIONAL                               TOTAL
                                          ---------------        ------------     PAID-IN    DEFERRED     ACCUMULATED  STOCKHOLDERS'
                                        SHARES        AMOUNT   SHARES    AMOUNT   CAPITAL   COMPENSATION     DEFICIT      EQUITY
                                        ------        ------   ------    ------  -------    ------------     -------      ------
Balances at December 31, 1996
   (brought forward) . . . . . . . . .          -       $-     9,514,285     $10   $71,132      $(632)     $(29,587)      $40,923
   Exercise of stock options at
      prices ranging from $0.0071 to
      $10.875. . . . . . . . . . . . .          -        -       109,781     -         116         -             -            116
   Issuance of common stock to
      Warner-Lambert . . . . . . . . .          -        -       192,941     -       3,333         -             -          3,333
   Amortization of deferred
      compensation . . . . . . . . . .          -        -           -       -         -           219           -            219
   Issuance of common stock
      pursuant to employee stock
      purchase plan. . . . . . . . . .          -        -        33,511     -         255         -             -            255
   Net loss. . . . . . . . . . . . . .          -        -           -       -         -           -        (16,025)     (16,025)
                                        ----------      ---    ---------     ---   -------      ------     --------       -------
Balances at December 31, 1997. . . . .          -       $-     9,850,518     $10   $74,836      $(413)     $(45,612)      $28,821
                                        ----------      ---    ---------     ---   -------      ------     --------       -------
                                        ----------      ---    ---------     ---   -------      ------     --------       -------


                               See accompanying notes.

                              ONYX PHARMACEUTICALS, INC.

                               STATEMENTS OF CASH FLOWS

                                    (IN THOUSANDS)

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                       1997      1996      1995
                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss. . . . . . . . . . . . . . . . . . . . $(16,025) $ (8,417) $ (8,427)
   Adjustments to reconcile net loss to net
     cash used in operating activities:. . . . . .
      Depreciation and amortization. . . . . . . .    1,843     1,536     1,352
      Loss on sale of fixed assets . . . . . . . .        1         3       127
      Forgiveness of notes receivable. . . . . . .       75        41        40
      Amortization of deferred compensation. . . .      219       272        30
         Changes in assets and liabilities:
         Other current assets. . . . . . . . . . .     (364)     (238)     (155)
         Other assets. . . . . . . . . . . . . . .      210        (5)      409
         Accounts payable. . . . . . . . . . . . .      626       206       113
         Accrued clinical trials and related
           expenses. . . . . . . . . . . . . . . .    1,573        -         -
         Accrued liabilities . . . . . . . . . . .      585       451       352
         Accrued compensation. . . . . . . . . . .       57        97        75
         Deferred rent . . . . . . . . . . . . . .     (161)       42       (29)
         Deferred revenue. . . . . . . . . . . . .     (422)      258        21
                                                   --------  --------  --------
           Net cash used in operating activities .  (11,783)   (5,754)   (6,092)
                                                   --------  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of short-term investments . . . . . .  (35,149)  (74,769)  (21,837)
   Sales and maturities of short-term investments.   22,576    79,402    20,184
   Capital expenditures. . . . . . . . . . . . . .   (2,215)   (1,515)     (945)
   Notes receivable from related parties . . . . .     (491)       -        238
   Proceeds from sale of fixed assets. . . . . . .        5         1       101
                                                   --------  --------  --------
      Net cash provided by (used in) investing
        activities . . . . . . . . . . . . . . . .  (15,274)    3,119    (2,259)
                                                   --------  --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES . . . . . . .
   Borrowings under long-term debt . . . . . . . .    6,371        -         -
   Payments on long-term debt. . . . . . . . . . .     (448)     (409)     (812)
   Net proceeds from issuances of preferred stock.       -         -      3,600
   Net proceeds from issuances of common stock . .    3,706    35,528        33
   Repurchase of common stock. . . . . . . . . . .       (2)       (5)       -
                                                   --------  --------  --------
      Net cash provided by financing activities. .    9,627    35,114     2,821
                                                   --------  --------  --------
 Net increase (decrease) in cash and cash
   equivalents . . . . . . . . . . . . . . . . . .  (17,430)   32,479    (5,530)
 Cash and cash equivalents at beginning of year. .   36,258     3,779     9,309
                                                   --------  --------  --------
      Cash and cash equivalents at end of year . . $ 18,828  $ 36,258  $  3,779
                                                   --------  --------  --------
                                                   --------  --------  --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION .
   Interest paid during the year . . . . . . . . . $     50  $    110  $    196
                                                   --------  --------  --------
                                                   --------  --------  --------


                                See accompanying notes

                              ONYX PHARMACEUTICALS, INC.

                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 1997

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

     Certain amounts in the 1995 statement of operations have been reclassified to conform with the 1996 and 1997 presentations.

REVENUE RECOGNITION

     Revenue related to collaborative research agreements with corporate partners is recognized ratably over the related funding periods for each contract. The Company is required to perform research activities as specified in each respective agreement on a best efforts basis, and the Company is reimbursed based on the costs associated with the number of full time equivalent employees working on each specific contract, which is generally on a ratable basis over the term of the agreement. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals.

     The Company receives certain revenue from United States government grants which supports the Company's research effort in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue of $108,000 and $130,000 was recognized in 1997 and 1996, respectively. No revenue was recognized in 1995. Revenue associated with these grants was recognized as costs under each grant were incurred.

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

                              ONYX PHARMACEUTICALS, INC.

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

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

     Management determines the appropriate classification of securities at the time of purchase. At December 31, 1997 and 1996, all securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. The estimated fair value amounts have been determined by the Company using available market information. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in the statements of operations. There were no such gains or losses at December 31, 1997, 1996 and 1995.

DEPRECIATION AND AMORTIZATION

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally three to five years.

STOCK-BASED COMPENSATION

     In 1996, the Company implemented the disclosure requirements of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Under FAS 123, the Company will continue to account for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and will provide pro forma disclosures of net income and earnings per share as if the fair value basis method prescribed in FAS 123 had been applied in measuring compensation expense.

NET LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standard No. 128, "Earnings Per Share,"
("SFAS 128"), which requires the Company to simplify the calculation of earnings per share and achieve comparability with the recently issued International Accounting Standard No. 33, "Earnings Per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated, where appropriate, to conform to SFAS 128.

     Basic and diluted net loss per share for 1995 has also been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98, issued by the SEC in February 1998 ("SAB 98"). Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering previously included

                              ONYX PHARMACEUTICALS, INC.

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

in the computation of shares outstanding pursuant to Staff Accounting Bulletin Nos. 55, 62 and 83 are now excluded from the computation as their effect is antidilutive under SFAS 128.

     Pro forma basic and diluted net loss per share for 1995 has been computed as described above and also gives effect to the conversion of convertible preferred stock which automatically converted to common shares upon closing of the Company's initial public offering.

     A reconciliation of shares used in the calculation of basic and diluted and pro forma basic and diluted net loss per share follows:

                                                    YEAR ENDED DECEMBER 31,
                                                  1997          1996      1995
                                                  ----          ----      ----
Net loss. . . . . . . . . . . . . . . . . . .   $(16,025)     $(8,417)  $(8,427)
                                                ---------     --------  --------
                                                ---------     --------  --------
BASIC AND DILUTED
 Weighted average shares of Common Stock
    outstanding used in computing  basic
    and diluted net loss per share. . . . . .      9,707        6,401       936
                                                ---------     --------  --------
                                                ---------     --------  --------
Basic and diluted net loss per share. . . . .   $  (1.65)     $ (1.31)  $ (9.00)
                                                ---------     --------  --------
                                               ---------     --------  --------
PRO FORMA BASIC AND DILUTED
Shares used in computing basic and
  diluted net loss per share. . . . . . . . .                   6,401      936
Adjusted to reflect the effect of the
    assumed conversion of Preferred Stock
    from the date of issuance . . . . . . . .                   1,875     5,154
                                                              --------  --------
Shares used in computing pro forma basic
    and diluted net loss per share. . . . . .                   8,276     6,090
                                                              --------  --------
                                                              --------  --------
Pro forma basic and diluted net loss per
    share . . . . . . . . . . . . . . . . . .                 $ (1.02)  $ (1.38)
                                                              --------  --------
                                                              --------  --------

NOTE 2.   COLLABORATIVE AGREEMENTS

BAYER CORPORATION

     In May 1994, the Company entered into a five year collaborative agreement with Bayer Corporation, formerly Miles, Inc. ("Bayer"), a wholly owned subsidiary of Bayer AG, to fund research and development in a specified field of oncology. In connection with this agreement, Bayer purchased 6,750,000 shares of the Company's Series D preferred stock for $2.00 per share. The preferred shares converted into 945,510 shares of common stock upon closing of the initial public offering.

     Under the terms of the agreement, Bayer has the worldwide right to market products developed pursuant to the agreement. In consideration for the research and development efforts and licensing rights, Bayer has committed to pay Onyx $25,000,000 for the five-year research term beginning February 1, 1994. In addition, Bayer may pay royalties and milestone payments upon the occurrence of specified events as set forth in the agreement, and Onyx also has certain options to co-fund product development (outside of Japan) and share profits.

     Revenue recognized under this agreement was $4,686,000, $5,194,000 and $5,196,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Deferred revenue of $639,000 as of December 31, 1997 represents payments for which revenue was not recognized due to fluctuating staffing levels in 1997.

                              ONYX PHARMACEUTICALS, INC.

NOTE 2.   COLLABORATIVE AGREEMENTS  (CONTINUED)

WARNER-LAMBERT COMPANY

     In May 1995, the Company entered into a three year research, development and marketing collaborative agreement with Warner-Lambert Company ("Warner-Lambert") in the field of cell cycle regulation. In connection with this agreement, Warner-Lambert purchased 1,500,000 shares of the Company's Series D preferred stock for $2.00 per share during the year ended December 31, 1995. This stock was converted to 210,113 shares of common stock at the time of the initial public offering. On May 4, 1996, Warner-Lambert purchased 254,683 shares of common stock for an aggregate purchase price of $4,000,000. Warner-Lambert also purchased 192,941 shares of common stock on May 4, 1997 at a purchase price of $3,333,000.

          Under the terms of the agreement, the Company will develop screening assays for particular targets selected by the parties and transfer them to Warner-Lambert for screening to identify active compounds. Warner-Lambert has exclusive rights to manufacture, market and sell products developed under the agreement, excluding Japan. In consideration for these research and development efforts and licensing rights, Warner-Lambert will pay the Company $6,167,000 over the period May 4, 1995 to May 3, 1998. Warner-Lambert agrees to pay royalties and milestone payments dependent upon the occurrence of specified events as set forth in the agreement. If a product is identified as a result of the collaboration, the Company may elect to co-promote such a product in the United States. Costs incurred will be funded by Warner-Lambert dependent upon the level of co-promotion. Revenue recognized under this agreement was $1,805,000, $2,056,000 and $1,370,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

     On December 15, 1997, the Company and Warner-Lambert signed an extension to the collaboration agreement for an additional three years to May 2001. The original agreement provided Warner-Lambert with exclusive rights to manufacture, market and sell products emerging from the collaboration in all areas of the world except Japan subject to payment of royalties to Onyx. The extended agreement has been amended to provide Warner-Lambert with development and royalty-bearing marketing rights in Japan for all products stemming from the collaboration. In addition, the Company will receive milestone payments tied specifically to development efforts in Japan. In consideration for these research and development efforts and licensing rights, Warner-Lambert will pay the Company $10,125,000 over the period May 4, 1998 to May 3, 2001. Warner-Lambert will pay milestone payments dependent upon the occurrence of specified events as set forth in the agreement.

     On July 31, 1997, the Company signed a three-year research and development agreement with Warner-Lambert aimed at discovering new therapeutics to regulate inflammation and autoimmunity. Terms of the agreement provide for receipt by the Company of an up-front licensing fee payable in three stages, as well as milestone payments and royalties on eventual product sales. In return, Warner-Lambert receives exclusive worldwide marketing rights to products emerging from the collaboration. In consideration for the research and development efforts and licensing rights, Warner-Lambert will pay the Company $8,187,000 over the period July 31, 1997 to July 30, 2000. Warner-Lambert agrees to pay royalties and milestone payments dependent upon the occurrence of specified events as set forth in the agreement. Warner-Lambert has the option to extend the research term from July 31, 2000 to July 31, 2001 provided that Warner-Lambert notifies the Company of the extension by July 31, 1999. Warner-Lambert has the right to terminate the agreement at its discretion on January 31, 1999 upon written notice, provided that research payments to the Company are continued through July 31, 1999. No funds were received by the Company and no revenue was recognized for the year ended December 31, 1997.

                              ONYX PHARMACEUTICALS, INC.

NOTE 2.   COLLABORATIVE AGREEMENTS  (CONTINUED)

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

     Revenue recognized under this agreement was $1,200,000, $910,000 and $375,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Deferred revenue of $300,000 as of December 31, 1997, represents payment for research to be performed in the first quarter of 1998.

NOTE 3.   INVESTMENTS

     The following is a summary of available-for-sale securities (in thousands):


                                                            ESTIMATED FAIR
                                                                 VALUE
                                                        -----------------------
                                                              DECEMBER 31,
                                                        -----------------------
                                                           1997           1996
                                                           ----           ----
   Cash equivalents:
      U.S. corporate securities . . . . . . . . .       $  6,057        $   -
      Foreign corporate securities. . . . . . . .          6,038            -
                                                        --------        -------
         Total available-for-sale securities. . .         12,095            -

      Money market funds. . . . . . . . . . . . .          6,731         34,757
      Cash. . . . . . . . . . . . . . . . . . . .              2          1,501
                                                        --------        -------
         Total cash and cash equivalents. . . . .       $ 18,828        $36,258
                                                        --------        -------
                                                        --------        -------

   Short-term investments:
      U.S. corporate securities . . . . . . . . .       $ 10,137        $ 1,998
      Foreign corporate securities. . . . . . . .          2,007            997
      U.S. government securities. . . . . . . . .          2,000            -
                                                        --------        -------
         Total available-for-sale securities. . .         14,144          2,995

      Certificates of deposit.. . . . . . . . . .          2.500          1,076
                                                        --------        -------
         Total short-term investments . . . . . .       $ 16,644        $ 4,071
                                                        --------        -------
                                                        --------        -------

   Total available-for-sale securities
      included in cash, cash equivalents
      and short-term investments. . . . . . . . .       $ 26,239        $ 2,995
                                                        --------        -------
                                                        --------        -------


                              ONYX PHARMACEUTICALS, INC.

         As of December 31, 1997 and 1996, the difference between the fair value and the amortized cost of available-for-sale securities was insignificant. The average portfolio maturity is approximately one to two months, and the contractual maturity of each of the investments does not exceed one and one-quarter years.

NOTE 4.  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                  DECEMBER 31,
                                             ---------------------
                                               1997          1996
                                               ----          ----
     Machinery and equipment............     $6,272         $4,971
     Furniture and fixtures.............        499            372
     Leasehold improvements.............      3,999          3,212
                                             ------         ------
                                             10,770          8,555
     Less accumulated depreciation
        and amortization................     (6,208)        (4,359)
                                             ------         ------
                                             $4,562         $4,196
                                             ------         ------
                                             ------         ------

NOTE 5.  LONG-TERM DEBT

LINE OF CREDIT

         In March 1997, the Company entered into a $7 million line of credit arrangement which bears interest at prime plus 1%. The line, which originally expired on October 15, 1997, was extended to January 15, 1998 followed by equal monthly payments of principal plus interest in order to repay the outstanding balance by January 15, 2001. The line is secured by certain assets of the Company and contains covenants related to maintaining debt-to-equity ratios, tangible net worth minimums, cash and investment balances, as well as a restriction on paying dividends or repurchasing stock. As of December 31, 1997, $6,371,000 was outstanding on the line of credit at an interest rate of 9.5%.

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

         Following is a schedule of future minimum payments at December 31, 1997 (in thousands):


         Year ending December 31, 1998.......................    $102
         Less amount representing interest...................      (7)
                                                                 ----
         Present value of future payments....................     $95
                                                                 ----
                                                                 ----

                              ONYX PHARMACEUTICALS, INC.

NOTE 6.  FACILITY LEASE

         The Company leases its facility under an operating lease which expires in April 2000, with renewal options at the end of the lease for two subsequent five-year terms. In April 1996, the Company increased the size of the facility
under lease from 40,000 square feet to 50,000 square feet.   Minimum annual
rental commitments under the operating lease at December 31, 1997 are as follows (in thousands).


         Year ending December 31:
         1998....................................................    $477
         1999....................................................     480
         2000....................................................     160
                                                                   ------
                                                                   $1,117
                                                                   ------
                                                                   ------


         Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $399,000, $370,000 and $313,000, respectively.

NOTE 7.  RELATED PARTY TRANSACTIONS

         The Company has loans with certain employees and a former employee of which $812,000 and $396,000 were outstanding at December 31, 1997 and 1996, respectively. These loans bear interest at rates ranging from 0.0% to 6.27% per annum.

         On March 15, 1996, the Company entered into a three year Scientific Advisory Board Consulting Agreement with a director of the Company. Under the terms of the agreement, the Company will pay an annual retainer of $50,000 beginning January 1, 1997, plus a daily consulting fee for services rendered. The agreement also calls for forgiveness of debt totaling $225,000 over three years beginning January 1, 1997, subject to the achievement of certain milestones and the continuation of the director as a Scientific Advisor of the Company. In 1997, $75,000 of the outstanding balance was forgiven.

NOTE 8.  STOCKHOLDERS' EQUITY

         In March 1996, the Board of Directors of the Company approved a one-for-7.139 reverse stock split of its common stock. Following stockholder approval, the stock split was effected on April 1, 1996. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this event.

         On May 14, 1996, the Company completed an initial public offering of 2,500,000 shares of common stock to the public at a price of $12.00 per share. In addition, the Company granted the underwriters an option to purchase up to 375,000 additional shares of common stock, which the underwriters exercised in full. The proceeds to the Company from the sale of 2,875,000 shares, net of the underwriters' discount and offering expenses payable by Onyx, were approximately $31.2 million. In conjunction with the offering all previously issued convertible preferred stock was converted to common stock at a rate of 1 share of common stock for 7.139 shares of preferred stock.

         In March 1996, the Board amended and restated the 1992 Incentive Stock Plan, renamed it as the 1996 Equity Incentive Plan (the "Incentive Plan") and reserved 1,725,000 shares for issuance under the Incentive Plan. In May 1997, at the Company's annual meeting of stockholders, an additional 600,000 shares were authorized for issuance under the Incentive Plan. The Incentive Plan provides for grants to employees and consultants of the

                              ONYX PHARMACEUTICALS, INC.

NOTE 8.  STOCKHOLDERS' EQUITY  (CONTINUED)

Company. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors, but cannot be less than 100% of the fair market value of the common stock on the date of grant.

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

         The following table summarizes option activity under all plans:


                                        OUTSTANDING AND EXERCISABLE
                                               STOCK OPTIONS
                                     ----------------------------------
                                                               WEIGHTED
                                                                AVERAGE
                                      SHARES        NUMBER     EXERCISE
                                     AVAILABLE    OF SHARES      PRICE
                                     ---------    ---------    --------
 Balances at December 31, 1994. . .    424,193     658,029       $0.77
   Options granted. . . . . . . . .   (359,693)    359,693       $1.07
   Options exercised. . . . . . . .       -        (52,317)      $0.68
   Options canceled . . . . . . . .    136,415    (136,415)      $0.89
                                      ---------   ---------
 Balances at December 31, 1995. . .    200,915     828,990       $0.89
   Shares authorized. . . . . . . .    595,416       -             -
   Options granted. . . . . . . . .   (627,215)    627,215       $7.65
   Options exercised. . . . . . . .       -       (176,844)      $0.97
   Options canceled . . . . . . . .    122,745    (122,745)      $1.16
                                      ---------  ----------
 Balances at December 31, 1996. . .    291,861   1,156,616       $4.52
   Shares authorized. . . . . . . .    600,000       -             -
   Options granted. . . . . . . . .   (440,084)    440,084      $10.56
   Options exercised. . . . . . . .       -       (110,049)      $1.07
   Options canceled . . . . . . . .     83,145     (83,145)      $8.32
                                       --------  ----------
 Balances at December 31, 1997. . .    534,922   1,403,506       $6.46
                                       --------  ----------
                                       --------  ----------


                              ONYX PHARMACEUTICALS, INC.

NOTE 8.   STOCKHOLDERS' EQUITY  (CONTINUED)

          The range of exercise prices for options outstanding at December 31, 1997 was $0.0071 to $13.75. The following table summarizes information about options outstanding and exercisable at December 31, 1997:


                                    OUTSTANDING AND EXERCISABLE OPTIONS
                                  ---------------------------------------
                                                    WEIGHTED
                                                    AVERAGE
                                                  CONTRACTUAL    WEIGHTED
                                                     LIFE         AVERAGE
                                   NUMBER OF      REMAINING      EXERCISE
RANGE OF EXERCISE PRICE              SHARES       (IN YEARS)       PRICE
-----------------------           ----------      -----------    --------
$0.01-$0.71...................       98,243          5.20         $  0.13
$1.07.........................      455,939          7.35         $  1.07
$6.12-$10.20..................      467,514          8.94         $  8.93
$10.25-$13.75.................      381,810          9.03         $ 11.48
                                  ---------
          Total...............    1,403,506
                                  ---------
                                  ---------

          At December 31, 1997 and 1996, 9,391 and 30,862 shares of common stock, respectively, were subject to repurchase. The Company has reserved 2,600,000 common shares for issuance under all stock option plans and the Employee Stock Purchase Plan.

          The Company recorded deferred compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's common stock, as determined by the board of directors, for options granted in 1995 and 1996. Such options were granted at $1.07 per share with a deemed fair value ranging from $1.14 to $5.50 per share. Deferred compensation of approximately $934,000 was recorded for these options. This compensation expense is being amortized over the vesting period of the related options, generally one to four years. Amortization of $219,000, $272,000 and $30,000 was recorded in 1997, 1996 and 1995, respectively.

          In October 1995, the Financial Accounting Standards Board ("FASB") issued FAS No. 123, "Accounting for Stock-Based Compensation", which is effective for 1996. The statement encourages entities to adopt the fair value based method of accounting for employee stock options, as opposed to the method which measures compensation cost for those plans using the intrinsic value-based accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has adopted the disclosure-only provisions of FAS No.
123. Accordingly, no compensation cost has been recognized for the stock option plans except the amortization of deferred compensation described above. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of FAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                      1997            1996         1995
                                      ----            ----         ----
 Net loss-as reported............. $(16,025)      $(8,417)       $(8,427)
 Net loss-pro forma............... $(17,402)      $(8,797)       $(8,446)
 Net loss per share-as reported... $  (1.65)      $ (1.31)       $ (1.38)
 Net loss per share-pro forma..... $  (1.79)      $ (1.37)       $ (1.39)


                              ONYX PHARMACEUTICALS, INC.

NOTE 8.   STOCKHOLDERS' EQUITY  (CONTINUED)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

          Options granted at fair value:

                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                              1997         1996         1995
                                             -----        -----        -----
 Risk-free interest rate. . . . . . . .      6.31%        6.27%        6.82%
 Expected life. . . . . . . . . . . .    3.3 years    3.7 years    4.7 years
 Expected volatility. . . . . . . . .         .750         .807          N/A
 Expected dividends . . . . . . . . .         None         None         None
 Weighted average fair value. . . . .        $5.74        $9.77        $2.21

             Options granted at below fair value:

                                                   YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                              1997        1996         1995
                                             -----        -----        -----
 Risk-free interest rate. . . . . . . .        -          5.14%        6.55%
 Expected life. . . . . . . . . . . . .        -      3.6 years    4.4 years
 Expected volatility. . . . . . . . . .        -            N/A          N/A
 Expected dividends . . . . . . . . . .        -           None         None
 Weighted average fair value. . . . . .        -          $5.53        $1.07

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

          Significant components of the Company's deferred tax assets (in thousands) are as follows at December 31, 1997 and 1996:

                                                            DECEMBER 31,
                                                            ------------
                                                          1997        1996
                                                          ----        ----
                                                            (in thousands)
 Net operating loss carryforward.................      $ 14,159   $   9,478
 Research and development credit carryforward....         2,060       1,236
 Capitalized research and development............         2,082       1,068
 Other...........................................           603          -
                                                       --------    --------
 Gross deferred tax assets.......................        18,904      11,782
 Valuation allowance.............................       (18,904)    (11,782)
                                                       --------    --------
 Net deferred tax assets.........................      $      -    $     -
                                                       --------    --------
                                                       --------    --------

          The valuation allowance increased by $7,122,000 and $3,289,000 in the fiscal years 1997 and 1996, respectively.

                              ONYX PHARMACEUTICALS, INC.

NOTE 9.   INCOME TAXES  (CONTINUED)

          At December 31, 1997, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $41,000,000 and
$1,500,000, respectively, which expire in the years 1998 through 2012.   At
December 31, 1997, the Company has research and development credit carryforwards for federal income tax purposes of approximately $1,512,000 which expire in the years 2008 through 2012.

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

NOTE 10.   SUBSEQUENT EVENTS

          On January 12, 1998, the Company issued and sold 1,403,508 shares of its common stock at a purchase price of $7.125 per share in a private placement to two institutional investors. The Company received approximately $10,000,000 from the private placement.

                                 EXHIBIT INDEX


EXHIBIT                        DESCRIPTION OF DOCUMENT
NUMBER                         -----------------------
-------
 3.1+        Restated Certificate of Incorporation of the Company.

 3.2+         Bylaws of the Company.

 4.1+         Reference is made to Exhibits 3.1 and 3.2.

 4.2+         Specimen Stock Certificate.

 4.3+         Warrant to Purchase Series C Preferred Stock issued to Lease
              Management Services, Inc. on December 30, 1993.

 4.4+         Amended and Restated Information and Registration Rights
              Agreement dated May 30, 1994 and as amended through May 16, 1995.

 4.5+         Preferred Stock Purchase Agreement between the Company and
              Warner-Lambert dated May 4, 1995.

 4.6+         Stock Purchase Agreement, dated January 12, 1998, among the
              Company, International Biotechnology Trust plc and Lombard
              Odier & Cie.

10.1+*        Collaboration Agreement between Bayer Corporation (formerly
              Miles, Inc.) and the Company dated April 22, 1994.

10.1(i)+*     Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 4, 1996.

10.2+* Research, Development and Marketing Collaboration Agreement between Warner-Lambert Company and the Company, dated May 2, 1995.

10.2(i)+      Waiver of Certain Rights under the Research, Development and
              Marketing Agreement by Warner-Lambert Company dated as of March 28, 1996.

10.3+*        Compound Library Access Agreement between Warner-Lambert
              Company and the Company, dated May 2, 1995.

10.4+* Research and License Agreement between Eli Lilly & Company and the Company dated May 15, 1995 and the Collaborative Research and License Agreement between Eli Lilly and the Company dated
              June 12, 1996.

10.5+*        Technology Transfer Agreement dated April 24, 1992 between
              Chiron Corporation and the Company, as amended in the Chiron
              Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20,
              1994 and in the Letter Agreement dated March 29, 1996.

10.6+         Scientific Advisory Board Consulting Agreement between
              Dr. Frank McCormick and the Company as of March 29, 1996.

10.6(i)+      Letter Agreement for Consulting Services between Dr. Frank
              McCormick and the Company dated April 17, 1996.

10.7+ Promissory Note by Dr. Frank McCormick payable to the Company dated May 15, 1992.

10.8+ Promissory Notes by Dr. Frank McCormick payable to the Company dated November 1, 1993 and October 21, 1994.

10.9+ Letter Agreement between Dr. Gregory Giotta and the Company, dated May 26, 1995.

10.10+ Letter Agreement between Dr. William Gerber and the Company, dated January 23, 1995.

10.11+        Credit Terms and Conditions dated October 28, 1995 between the
              Company and Imperial Bank; Addendum dated October 28, 1995; and
              Modification Letter dated December 29, 1995.

10.12+        Equipment Financing Agreement Number 10762 between Lease
              Management Services, Inc. and the Company, dated December 30,
              1993 and Addendum thereto dated December 30, 1993.

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

10.18+        Credit Terms and Conditions dated March 10, 1997 between the
              Company and Imperial Bank.

10.19+ Letter Agreement between Dr. Allan Balmain and the Company dated August 26, 1996, as amended March 13, 1997.

10.20+*       Amended and restated Research, Development and Marketing
              Collaboration Agreement dated May 2, 1995 between the Company and Warner-Lambert Company.

10.21+* Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert
              Company.

10.22+ Addendum to credit Terms and Conditions dated March 10, 1997 between the Company and Imperial Bank.

10.23++       Amendment to the Amended and Restated Research, Development and
              Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.

23.1          Consent of Ernst & Young LLP, Independent Auditors.

24.1          Power of Attorney. Reference is made to page 37.

27.1          Financial Data Schedules.

--------------------
+ Filed as an exhibit to Company's Registration Statement on Form SB-2 (No. 333-3176-LA), the Company's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1996, March 31, 1997 and September 30, 1997, and the Company's Current Report on Form 8-K filed on January 26, 1998, and incorporated herein by reference.

*   Confidential treatment has been received for portions of this document.

++  Confidential treatment has been requested for portions of this document.

(b)  REPORTS ON FORM 8-K

     None