Form 10-Q
period 1998-03-31
ONYX PHARMACEUTICALS INC
filed 1998-05-15
CIK 1012140

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                            ____________________________

                                     FORM 10-Q



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 11,273,165 as of April 30, 1998.

                            ONYX PHARMACEUTICALS, INC.

                                        INDEX


PART I:  FINANCIAL INFORMATION
------------------------------

                                                                         PAGE
                                                                         ----
ITEM 1.  Financial Statements

              Condensed balance sheets - March 31, 1998 and
              December 31, 1997                                             3

              Condensed statements of operations - three  months
              ended March 31, 1998 and 1997                                 4

              Condensed statements of cash flows - three  months ended
              March 31, 1998 and 1997                                       5

              Notes to condensed financial statements                       6

ITEM 2.  Management's discussion and analysis of financial
         condition and results of operations                                8



PART II:  OTHER INFORMATION
---------------------------

ITEM 2.  Changes in Securities and Use of Proceeds                         12

ITEM 6.  Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                 13

EXHIBIT INDEX                                                              14


                            ONYX PHARMACEUTICALS, INC.

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                              CONDENSED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              March 31,     December 31,
                                                                1998            1997
                                                              ---------     ------------
                                                             (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                     $35,153          $18,828
  Short-term investments                                          8,171           16,644
  Other current assets                                              562            1,002
                                                                -------          -------
      Total current assets                                       43,886           36,474

Property and equipment, net                                       4,284            4,562
Notes receivable from related parties                               774              812
Other assets                                                         30               10
                                                                -------          -------
TOTAL ASSETS                                                    $48,974          $41,858
                                                                -------          -------
                                                                -------          -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $   820          $ 1,319
  Accrued liabilities                                             2,179            1,731
  Accrued clinical trials and related expenses                    2,250            1,704
  Accrued compensation                                              750              496
  Deferred revenue                                                1,460            1,209
  Long-term debt, current portion                                 2,199            2,130
                                                                -------          -------
      Total current liabilities                                   9,658            8,589
Long-term debt, noncurrent portion                                4,030            4,336
Deferred rent                                                        92              112

Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
  authorized; none issued and outstanding                             -                -
  Common stock, $0.001 par value; 25,000,000 shares
  authorized; 11,264,833 and 9,850,518 shares issued and
  outstanding as of March 31, 1998 and December 31,
  1997, respectively                                                 11               10
  Additional paid-in capital                                     84,692           74,836
  Deferred compensation                                            (358)            (413)
  Accumulated deficit                                           (49,151)         (45,612)
                                                                -------          -------
     TOTAL STOCKHOLDERS' EQUITY                                  35,194           28,821
                                                                -------          -------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $48,974          $41,858
                                                                -------          -------
                                                                -------          -------

                                       See accompanying notes.

                                       ONYX PHARMACEUTICALS, INC.

                                   CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                (UNAUDITED)

                                                                   Three Months Ended
                                                                        March 31,
                                                                 ----------------------
                                                                 1998              1997
                                                                 ----              ----
Revenue:
  Contract and other revenue ($2,934 and $1,845
  from related parties for the three months ended
  March 31, 1998 and 1997 respectively)                         $ 3,332          $ 2,152

Operating expenses:
  Research and development                                        6,065            3,877
  General and administrative                                      1,290            1,266
                                                                -------          -------

    Total operating expenses                                      7,355            5,143
                                                                -------          -------
Loss from operations                                             (4,023)          (2,991)

Interest income, net                                                484              498
                                                                -------          -------

Net loss                                                        $(3,539)         $(2,493)
                                                                -------          -------
                                                                -------          -------

Basic and diluted net loss per share                            $ (0.32)         $ (0.26)
                                                                -------          -------
                                                                -------          -------

Shares used in computing basic and diluted net loss per share    11,074            9,523
                                                                -------          -------
                                                                -------          -------

                                     See accompanying  notes.

                            ONYX PHARMACEUTICALS, INC.

                         CONDENSED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                        March 31,
                                                                 ----------------------
                                                                 1998              1997
                                                                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $(3,539)        $ (2,493)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                                   516              416
    Forgiveness of note receivable                                   30                -
    Amortization of deferred compensation                            55               55
    Changes in assets and liabilities:
      Other current assets                                          440             (154)
      Other assets                                                  (20)              53
      Accounts payable                                             (499)             140
      Accrued clinical trials and related expenses                  546                -
      Accrued liabilities                                           448               (6)
      Accrued compensation                                          254              137
      Deferred revenue                                              251           (1,631)
      Deferred rent                                                 (20)             (99)
                                                                -------          -------
Net cash used in operating activities                            (1,538)          (3,582)
                                                                -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                              (6,171)         (26,829)
Sales and maturities of short-term investments                   14,644            4,071
Capital expenditures                                               (238)            (286)
Notes receivable from related parties                                 8             (180)
Proceeds from sale of fixed assets                                    -                -
                                                                -------          -------
Net cash provided by (used in) investing activities               8,243          (23,224)
                                                                -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt                                         (237)             (99)
Net proceeds from issuance of common stock                        9,857               26
Repurchase of common stock                                            -               (3)
                                                                -------          -------
Net cash provided by (used in) financing activities               9,620              (76)
                                                                -------          -------

Net increase (decrease) in cash and cash equivalents             16,325          (26,882)
Cash and cash equivalents at beginning of the period             18,828           36,258
                                                                -------          -------
Cash and cash equivalents at end of the period                  $35,153         $  9,376
                                                                -------          -------
                                                                -------          -------

                              See accompanying  notes.

                            ONYX PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

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

Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in the Onyx Pharmaceuticals, Inc. (the "Company" or "Onyx") Annual Report on Form 10-K.

NOTE  2.  MARKETABLE SECURITIES - AVAILABLE-FOR-SALE

The following is a summary of available-for-sale securities as of March 31, 1998:

                                                          ESTIMATED
                                                          FAIR VALUE
                                                        (in thousands)
                                                        --------------
     Cash equivalents:
       Money market funds                                   $35,152
       Cash                                                       1
                                                            -------
           Total cash and cash equivalents                  $35,153
                                                            -------
                                                            -------

     Short-term investments:
       U.S. corporate securities                             $7,168
       Foreign corporate securities                           1,003
                                                            -------
           Total available-for-sale securities/
             short-term investments                          $8,171
                                                            -------
                                                            -------

As of March 31, 1998, the difference between the fair value and the amortized cost of available-for-sale securities was insignificant. The average portfolio maturity is approximately three months, and the contractual maturity of each of the investments does not exceed one and three-quarter years.

NOTE 3.  LINE OF CREDIT

In March 1997, the Company entered into a $7 million line of credit
arrangement which bears interest at prime plus 1%.   As of January 15, 1998,
the Company can no longer draw on this line of credit arrangement. As of March 31, 1998, $6,229,000 was outstanding on the line of credit at an interest rate of 9.5%. The Company is repaying the line in equal monthly payments of principal plus interest in order to repay the outstanding balance by January 15, 2001. The line is secured by certain assets of the Company and contains covenants related to maintaining debt-to-equity ratios, tangible net worth minimums, cash and investment balances, as well as a restriction on paying dividends or repurchasing stock.

                            ONYX PHARMACEUTICALS, INC.

NOTE 4.  SALE OF EQUITY SECURITIES

On January 12, 1998, the Company issued and sold 1,403,508 shares of its common stock at a purchase price of $7.125 per share in a private placement to two institutional investors. The Company received aggregate proceeds of approximately $10,000,000 from the private placement.

                            ONYX PHARMACEUTICALS, INC.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS OVERVIEW AND THE FOLLOWING DISCUSSION CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997.

OVERVIEW

Since its inception, Onyx Pharmaceuticals Inc. (the "Company" or "Onyx") has been engaged in the discovery and development of novel therapeutics including both small molecule drugs and therapeutic viruses which are based upon the genetics of human disease. The Company has initially chosen to focus its research in the area of cancer. The Company intends to pursue its therapeutic discovery programs independently and in collaboration with pharmaceutical companies, and to collaborate with such companies on the development and commercialization of any products which may result from the Company's discovery programs. The Company has entered into collaborative agreements with Bayer Corporation ("Bayer") in the area of ras oncogenes and Eli Lilly and Company ("Eli Lilly") on the function of the BRCA1 gene in breast cancer. The Company has also entered into two separate collaborative agreements with Warner-Lambert Company ("Warner-Lambert"), one in cell cycle mutations in cancer and a second pertaining to inflammation and autoimmunity.

The Company has not been profitable since inception and expects to incur substantial and increasing losses for the foreseeable future, primarily due to the expansion of its research and development programs, including preclinical studies and clinical trials in the p53 program. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 1998, the Company's accumulated deficit was approximately $49.2 million.

The Company's business is subject to significant risks, including the risks inherent in its research and development efforts, the results of the ONYX-015 clinical trials, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. The Company does not expect to generate revenues from the sale of proposed products in the foreseeable future.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997.

REVENUE

Total revenue for the quarter ended March 31, 1998 of $3,332,000 was attributable to amounts earned for research performed under the Company's collaborations with Bayer for the ras program, Eli Lilly for the BRCA1 program and Warner-Lambert for the cell cycle and inflammation programs. Revenue increased this quarter by $1,180,000 over the same period last year due primarily to revenue recorded for the inflammation program, including a $500,000 license fee.

                            ONYX PHARMACEUTICALS, INC.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended March 31, 1998 and 1997 were $6,065,000 and $3,877,000, respectively. The increase was primarily due to additional clinical costs associated with Phase I and Phase II clinical trials of ONYX-015, the lead product in the Company's p53 program. The Company expects to continue to expand the scope of its research and development programs in future periods, which may result in substantial increases in research and development expenses, including costs associated with clinical development of ONYX-015 in the p53 therapeutic virus program. These research and development expenses may not be funded by collaborative partners.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 1998 and 1997 were $1,290,000 and $1,266,000, respectively. The increase was primarily due to increased administrative staffing. General and administrative expenses are expected to increase to support the Company's research and development efforts.

NET INTEREST INCOME

The Company had net interest income of $484,000 and $498,000 for the three months ended March 31, 1998 and 1997, respectively. The decrease in net interest income was due to interest expense on the Company's line of credit arrangement.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's cash expenditures have substantially exceeded its revenues and the Company has relied primarily on the proceeds from the sale of equity securities and revenue from collaborative research and development agreements to fund its operations.

The Company's cash, cash equivalents and short-term investments were $43,324,000 at March 31, 1998, compared with $35,472,000 at December 31,
1997. Increasing levels of clinical research and product development associated with ONYX-015, the lead product in the p53 program, resulted in approximately $1,538,000 of cash used in operations for the three months ended March 31, 1998. The increase in cash and investments of $7,852,000 at March 31, 1998 compared with March 31, 1997 is due to the private placement financing completed on January 12,1998 which raised approximately $10 million. The Company expects cash used in operations will continue to increase as clinical development for ONYX-015 progresses.

Total capital expenditures for equipment and leasehold improvements for the three-month period ended March 31, 1998 was $238,000. The Company expects to make expenditures of approximately $2.4 million for the remainder of 1998 for capital equipment and improvements to its existing facility.

The Company believes that its existing capital resources and interest thereon, and anticipated revenues from existing collaborations will be sufficient to fund its current and planned operations through the end of 1999. There can be no assurance, however, that changes in the Company's operating expenses will not result in the expenditure of such resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods.

                            ONYX PHARMACEUTICALS, INC.

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

                            ONYX PHARMACEUTICALS, INC.

The foregoing risks reflect the Company's early stage of development and the nature of its industry and proposed product. Also inherent in the Company's stage of development is a range of additional risks, including competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties regarding health care reform.

                            ONYX PHARMACEUTICALS, INC.

PART II:  OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 12, 1998, the Company sold and issued 1,403,508 shares of its common stock at a purchase price of $7.125 per share in a private placement to two institutional investors. The Company received aggregate proceeds of approximately $10,000,000 from the private placement. The issuance was exempt under Regulation S of the Securities Act of 1933 as amended. The Securities and Exchange Commission has declared effective an S-3 Registration Statement for the resale of such shares.

Item  6.  EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits

                  Exhibit 27.1   Financial Data Schedule


          b)  Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 26, 1998 in connection with the sale and issuance of 1,403,508 shares of its common stock.

                            ONYX PHARMACEUTICALS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ONYX PHARMACEUTICALS, INC.


Date:  May 15, 1998                    By:  /s/ HOLLINGS C. RENTON
                                            ----------------------
                                            Hollings C. Renton
                                            President, Chief Executive
                                              Officer and Director
                                            (Principal Executive Officer)



Date:  May 15, 1998                    By:  /s/ DOUGLAS L. BLANKENSHIP
                                            --------------------------
                                            Douglas L. Blankenship
                                            Treasurer
                                            (Principal Financial and Accounting
                                               Officer)

                            ONYX PHARMACEUTICALS, INC.

EXHIBIT INDEX


                                                                   Sequentially
                                                                   Numbered
Exhibit Number     Description of Exhibits                         Page
--------------     -----------------------                         ----
     27.1          Financial Data Schedule
