Form 10-Q
period 1998-06-30
ONYX PHARMACEUTICALS INC
filed 1998-08-14
CIK 1012140

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                            ____________________________

                                     FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 11,312,105 as of July 31, 1998.

                            ONYX PHARMACEUTICALS, INC.

                                       INDEX


PART I:  FINANCIAL INFORMATION
------------------------------
                                                                         PAGE

Item 1.        Financial Statements

               Condensed balance sheets - June 30, 1998 and
               December 31, 1997                                           3

               Condensed statements of operations - three and six months
               ended June 30, 1998 and 1997                                4

               Condensed statements of cash flows - six months ended
               June 30, 1998 and 1997                                      5

               Notes to condensed financial statements                     6

Item 2.        Management's discussion and analysis of financial
               condition and results of operations                         7



PART II:  OTHER INFORMATION
---------------------------

Item 4    Submission of Matters to a Vote of Security Holders              11

Item 6.   Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                 12

EXHIBIT INDEX                                                              13

                            ONYX PHARMACEUTICALS, INC.

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                              CONDENSED BALANCE SHEETS
                         (In thousands, except share data)

                                                                       June 30,         December 31,
                                                                        1998                1997
                                                                     -----------        ------------
                                                                     (unaudited)
ASSETS
   Current assets:
       Cash and cash equivalents                                       $  26,135           $  18,828
       Short-term investments                                             12,289              16,644
       Other current assets                                                  738               1,002
                                                                       ---------           ---------
   Total current assets                                                   39,162              36,474

   Property and equipment, net                                             3,994               4,562
   Notes receivable from related parties                                     810                 812
   Other assets                                                               24                  10
                                                                       ---------           ---------
TOTAL ASSETS                                                           $  43,990           $  41,858
                                                                       ---------           ---------
                                                                       ---------           ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
       Accounts payable                                                $     625           $   1,319
       Accrued liabilities                                                 2,153               1,731
       Accrued clinical trials and related expenses                        2,905               1,704
       Accrued compensation                                                  584                 496
       Deferred revenue                                                    1,500               1,209
       Long-term debt, current portion                                     2,199               2,130
                                                                       ---------           ---------
           Total current liabilities                                       9,966               8,589
   Long-term debt, noncurrent portion                                      3,481               4,336
   Deferred rent                                                              71                 112

Stockholders' equity:
   Preferred stock, $0.001 par value: 5,000,000 shares authorized,
   none issued and outstanding                                              -                   -
   Common stock, $0.001 par value: 25,000,000 shares
   authorized, 11,312,105 and 9,850,518 shares issued and
   outstanding as of June 30, 1998 and December 31, 1997,
   respectively                                                               11                  10
   Additional paid-in capital                                             84,823              74,836
   Deferred compensation                                                    (303)               (413)
   Accumulated deficit                                                   (54,059)            (45,612)
                                                                       ---------           ---------
           TOTAL STOCKHOLDERS' EQUITY                                     30,472              28,821
                                                                       ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  43,990           $  41,858
                                                                       ---------           ---------
                                                                       ---------           ---------



                               See accompanying notes.

                            ONYX PHARMACEUTICALS, INC.

                         CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                    (unaudited)



                                                              Three Months Ended        Six Months Ended
                                                                    June 30,                 June 30,
                                                             ---------------------    ---------------------
                                                                1998        1997         1998        1997
                                                             ---------   ---------    ---------   ---------
Revenue:
    Contract and other revenue                               $     397   $     303    $     795   $     610
    Contract revenue from related parties                        2,184       1,845        5,118       3,690
                                                             ---------   ---------    ---------   ---------
Total revenue                                                    2,581       2,148        5,913       4,300

Operating expenses:
    Research and development                                     6,619       5,103       12,684       8,980
    General and administrative                                   1,320       1,327        2,610       2,593
                                                             ---------   ---------    ---------   ---------
Total operating expenses                                         7,939       6,430       15,294      11,573
                                                             ---------   ---------    ---------   ---------
Loss from operations                                           (5,358)     (4,282)      (9,381)     (7,273)

Interest income, net                                               450         524          934       1,022
                                                             ---------   ---------    ---------   ---------
Net loss                                                     $ (4,908)   $ (3,758)    $ (8,447)   $ (6,251)
                                                             ---------   ---------    ---------   ---------
                                                             ---------   ---------    ---------   ---------
Basic and diluted net loss per share                         $  (0.44)   $  (0.39)    $  (0.76)   $  (0.65)
                                                             ---------   ---------    ---------   ---------
                                                             ---------   ---------    ---------   ---------

Shares used in computing basic and diluted net loss
per share                                                       11,283       9,680       11,178       9,602
                                                             ---------   ---------    ---------   ---------
                                                             ---------   ---------    ---------   ---------

                              See accompanying notes.

                            ONYX PHARMACEUTICALS, INC.

                         CONDENSED STATEMENTS OF CASH FLOW
                                   (In thousands)
                                    (unaudited)



                                                                Six Months Ended
                                                                     June 30,
                                                              --------------------
                                                                 1998       1997
                                                              ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                     $  (8,447)   $ (6,251)
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization                                 1,019         865
   Forgiveness of note receivable                                   60         -
   Amortization of deferred compensation                           110         110
   Changes in assets and liabilities:
       Other current assets                                        264          20
       Other assets                                                (14)         11
       Accounts payable                                           (694)         93
       Accrued clinical trials and related expenses              1,201         417
       Accrued liabilities                                         422         652
       Accrued compensation                                         88          37
       Deferred revenue                                            291        (785)
       Deferred rent                                               (41)       (119)
                                                               -------      ------
Net cash used in operating activities                           (5,741)     (4,950)
                                                               -------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                            (10,289)    (30,370)
Sales and maturities of short-term investments                  14,644       4,071
Capital expenditures                                              (451)       (730)
Notes receivable from related parties                              (58)       (404)
Proceeds from sale of fixed assets                                 -           -
                                                               -------      ------
Net cash provided by (used in) investing activities              3,846     (27,433)
                                                               -------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt                                        (786)       (273)
Net proceeds from issuance of common stock                       9,988       3,550
Repurchase of common stock                                         -           -
                                                               -------      ------
Net cash provided by financing activities                        9,202       3,277
                                                               -------      ------
Net increase (decrease) in cash and cash equivalents             7,307     (29,106)

Cash and cash equivalents at beginning of the period            18,828      36,258
                                                               -------      ------
Cash and cash equivalents at end of the period                $ 26,135    $  7,152
                                                               -------      ------
                                                               -------      ------


                              See accompanying notes.

                            ONYX PHARMACEUTICALS, INC.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   JUNE 30, 1998
                                    (UNAUDITED)

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

Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in the Onyx Pharmaceuticals, Inc. (the "Company" or "Onyx") Annual Report on Form 10-K.

NOTE  2.  NEW ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Statement 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

During the quarter and six months ended June 30, 1998 and 1997, total comprehensive income approximates net loss.

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

The Company has not been profitable since inception and expects to incur substantial and increasing losses for the foreseeable future, primarily due to the expansion of its research and development programs, including preclinical studies and clinical trials to develop ONYX-015, the lead product in the Company's p53 therapeutic virus program. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 1998, the Company's accumulated deficit was approximately $54.1 million.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997.

REVENUES

The Company's revenues increased 20% to $2,581,000 and 38% to $5,913,000 for the three and six months ended June 30,1998, respectively, as compared to the same periods in 1997. Revenues for the 1997 periods were $2,148,000 and $4,300,000 respectively. Revenues for the three and six months ended June 30, 1998 and 1997 were primarily attributable to amounts earned for research performed under the Company's collaborations with Bayer, Warner-Lambert and Eli Lilly. The increase in revenues for the three and six months ended June 30, 1998 as compared to the same periods in 1997 is primarily due to the collaborative agreement with Warner-Lambert for the inflammation program which was effective as of July 31, 1997.

                            ONYX PHARMACEUTICALS, INC.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 30% to $6,619,000 and 41% to $12,684,000 for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The increase was primarily due to additional clinical costs associated with Phase I and Phase II clinical trials of ONYX-015. The Company expects to continue to expand the scope of its research and development programs in future periods, which may result in substantial increases in research and development expenses, including costs associated with clinical development of ONYX-015. These research and development expenses may not be funded by collaborative partners.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses remained relatively flat at $1,320,000 and $2,610,000 for the three and six months ended June 30, 1998, respectively, as compared with $1,327,000 and $2,593,000 for the same periods in 1997. General and administrative expenses are expected to increase moderately to support the Company's research and development efforts.

NET INTEREST INCOME

The Company had net interest income of $450,000 and $934,000 for the three and six months ended June 30, 1998, respectively, as compared with $524,000 and $1,022,000 for the same periods in 1997. The decrease in net interest income was due primarily to increased interest expense on the Company's line of credit arrangement.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's cash expenditures have substantially exceeded its revenues and the Company has relied primarily on the proceeds from the sale of equity securities, revenue from collaborative research and development agreements and bank loans to fund its operations.

The Company's cash, cash equivalents and short-term investments were $38,424,000 at June 30, 1998, compared with $35,472,000 at December 31, 1997.
Increasing levels of clinical research and product development associated with ONYX-015 resulted in approximately $5,741,000 of cash used in operations for the six months ended June 30, 1998. The increase in cash and investments of $2,952,000 at June 30, 1998 compared with December 31, 1997 is due to the private placement financing completed on January 12, 1998 which raised approximately $10 million. The Company expects cash used in operations will continue to increase as clinical development for ONYX-015 progresses.

Total capital expenditures for equipment and leasehold improvements for the six-month period ended June 30, 1998 was $451,000. The Company expects to make expenditures of approximately $1,100,000 for the remainder of 1998 for capital equipment, including a laboratory expansion of approximately $250,000.

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

The Company is currently engaged in three self-funded Phase II clinical trials of ONYX-015 for the treatment of head and neck cancer. The ability of the Company to obtain a corporate partner for ONYX-015 and to continue its development as a potential product will depend materially on the results of these trials. There is no assurance that such results will be positive or, even if they are positive, that they will be sufficiently strong to support the Company's corporate partnering or product development objectives.

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

                            ONYX PHARMACEUTICALS, INC.

PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders of the Company was held on May 28, 1998.

     (b) Each of management's nominees to the Board of Directors was elected to serve until the Company's annual meeting of stockholders in 2001. The nominees were: Michael J. Berendt, Ph.D., 9,034,316 common shares for and 270,941 withheld; Edward Penhoet, Ph.D., 9,032,716 common shares for and 272,541 withheld; and Nicole Vitullo, 9,031,362 common shares for and 273,895 withheld.

     (c) The stockholders ratified the selection of Ernst & Young LLP as independent auditors of Onyx for the fiscal year ending December 31, 1998: 9,283,483 common shares for, 13,431 against, and 8,343 abstain.

     (d) Onyx also solicited the approval of the stockholders on the following matters:

               A. An increase of 300,000 shares to the aggregate number of shares of Common Stock authorized for issuance under the 1996 Equity Incentive Plan, as amended.

                    8,295,391 common shares for, 976,871 against, and 32,995 abstain.

               B. An increase of 75,000 shares to the aggregate number of shares of Common Stock authorized for issuance under the Company's Employee Stock Purchase Plan.

                    9,229,130 common shares for, 55,186 against, and 20,941 abstain.



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

                                    ONYX PHARMACEUTICALS, INC.



Date:  August 14, 1998       By:  /s/ Hollings C. Renton
                                 -----------------------------
                                 Hollings C. Renton
                                 President, Chief Executive Officer and Director (Principal Executive Officer)




Date:  August 14, 1998       By:  /s/ Douglas L. Blankenship
                                 -----------------------------
                                 Douglas L. Blankenship
                                 Treasurer
                                 (Principal Financial and Accounting Officer)

                            ONYX PHARMACEUTICALS, INC.

EXHIBIT INDEX


                                                            Sequentially
                                                              Numbered
Exhibit Number      Description of Exhibits                     Page
--------------      -----------------------                    -------
     27.1           Financial Data Schedule

