Form 10-Q
period 1998-09-30
ONYX PHARMACEUTICALS INC
filed 1998-11-13
CIK 1012140

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                         ---------------------------

                                  FORM 10-Q



(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 11,418,286 as of October 30, 1998.

                           ONYX PHARMACEUTICALS, INC.

                                     INDEX



PART I:  FINANCIAL INFORMATION

                                                                                       PAGE

ITEM 1.        Financial Statements

                       Condensed balance sheets - September 30, 1998 and
                        December 31, 1997                                               3

                       Condensed statements of operations - three and nine months
                        ended September 30, 1998 and 1997                               4

                       Condensed statements of cash flows - nine months ended
                        September 30, 1998 and 1997                                     5

                       Notes to condensed financial statements                          6

ITEM 2.        Management's discussion and analysis of financial
                condition and results of operations                                     7



PART II:  OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K                                         11

SIGNATURES                                                                              12


EXHIBIT INDEX                                                                           13

                           ONYX PHARMACEUTICALS, INC.

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                         (In thousands, except share data)

                                                  September 30,      December 31,
                                                      1998               1997
                                                  -------------      ------------
                                                   (unaudited)          (Note 1)
ASSETS
  Current assets:
    Cash and cash equivalents                       $    22,263        $   18,828
    Short-term investments                               12,608            16,644
    Other current assets                                    960             1,002
                                                  -------------      ------------
  Total current assets                                   35,831            36,474

  Property and equipment, net                             3,811             4,562
  Notes receivable from related parties                     739               812
  Other assets                                               38                10
                                                  -------------      ------------
TOTAL ASSETS                                        $    40,419    $       41,858
                                                  -------------      ------------
                                                  -------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                $     1,276    $        1,319
    Accrued liabilities                                   3,033             1,731
    Accrued clinical trials and related expenses          2,352             1,704
    Accrued compensation                                    726               496
    Deferred revenue                                      2,101             1,209
    Long-term debt, current portion                       2,199             2,130
                                                  -------------      ------------
        Total current liabilities                        11,687             8,589
  Long-term debt, noncurrent portion                      2,932             4,336
  Deferred rent                                              50               112

  Stockholders' equity:
  Preferred stock, $0.001 par value: 5,000,000
  shares authorized, none issued and outstanding           --                --
  Common stock, $0.001 par value: 25,000,000 shares
  authorized, 11,418,286 and 9,850,518 shares issued
  and outstanding as of September 30, 1998 and
  December 31, 1997, respectively                            11                10
  Additional paid-in capital                             84,933            74,836
  Deferred compensation                                    (249)             (413)
  Accumulated deficit                                   (58,945)          (45,612)
                                                  -------------      ------------
        TOTAL STOCKHOLDERS' EQUITY                       25,750            28,821
                                                  -------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    40,419    $       41,858
                                                  -------------      ------------
                                                  -------------      ------------

                           See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share amounts)
                                   (unaudited)

                                             Three Months Ended     Nine Months Ended
                                                September 30,          September 30,
                                             ------------------     ------------------
                                               1998      1997         1998      1997
                                             --------  --------     --------  --------
Revenue:
    Contract and other revenue               $    479  $    300     $  1,274  $    910
    Contract revenue from related parties       2,183     1,590        7,301     5,280
                                             --------  --------     --------  --------

Total revenue                                   2,662     1,890        8,575     6,190

Operating expenses:
    Research and development                    6,625     5,489       19,309    14,469
    General and administrative                  1,331     1,319        3,941     3,912
                                             --------  --------     --------  --------

Total operating expenses                        7,956     6,808       23,250    18,381
                                             --------  --------     --------  --------

Loss from operations                           (5,294)   (4,918)     (14,675)  (12,191)

Interest income, net                              408       511        1,342     1,533
                                             --------  --------     --------  --------

Net loss                                     $ (4,886) $ (4,407)    $(13,333) $(10,658)
                                             --------  --------     --------  --------
                                             --------  --------     --------  --------

Basic and diluted net loss per share         $  (0.43) $  (0.45)    $  (1.19) $  (1.10)
                                             --------  --------     --------  --------
                                             --------  --------     --------  --------

Shares used in computing basic and
diluted net loss per share                     11,372     9,816       11,243     9,678
                                             --------  --------     --------  --------
                                             --------  --------     --------  --------

                             See accompanying notes.

                       ONYX PHARMACEUTICALS, INC.

                   CONDENSED STATEMENTS OF CASH FLOW
                             (In thousands)
                              (unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                          --------     --------
                                                            1998         1997
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                  $(13,333)    $(10,658)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                              1,295        1,352
  Forgiveness of notes receivable                               89           12
  Amortization of deferred compensation                        164          164
  Changes in assets and liabilities:
    Other current assets                                        42           12
    Other assets                                               (28)         (48)
    Accounts payable                                           (43)        (150)
    Accrued clinical trials and related expenses               648          867
    Accrued liabilities                                      1,267          883
    Accrued compensation                                       230          192
    Deferred revenue                                           892          538
    Deferred rent                                              (62)        (140)
                                                          --------     --------
Net cash used in operating activities                       (8,839)      (6,976)
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of short-term investments                        (11,308)     (30,631)
Sales and maturities of short-term investments              15,344       12,444
Capital expenditures                                          (544)      (1,549)
Notes receivable from related parties                          (16)        (482)
Proceeds from sale of fixed assets                              35          -
                                                          --------     --------
Net cash provided by (used in) investing activities          3,511      (20,218)
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term debt                                  (1,335)        (335)
Net proceeds from issuance of common stock                  10,098        3,581
                                                          --------     --------
Net cash provided by financing activities                    8,763        3,246
                                                          --------     --------
Net increase (decrease) in cash and cash equivalents         3,435      (23,948)

Cash and cash equivalents at beginning of the period        18,828       36,258
                                                          --------     --------
Cash and cash equivalents at end of the period            $ 22,263     $ 12,310
                                                          --------     --------
                                                          --------     --------

                            See accompanying notes.

                       ONYX PHARMACEUTICALS, INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998
                             (UNAUDITED)

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

Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in the Onyx Pharmaceuticals, Inc. (the "Company" or "Onyx")
Annual Report on Form 10-K.

NOTE 2. NEW ACCOUNTING STANDARDS

As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS
130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

During the quarter and nine months ended September 30, 1998 and 1997, total comprehensive income approximates net loss.

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

The Company has not been profitable since inception and expects to incur substantial and increasing losses for the foreseeable future, primarily due to the expansion of its research and development programs, including preclinical studies and clinical trials to develop ONYX-015, the lead product in the Company's p53 therapeutic virus program. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 1998, the Company's accumulated deficit was approximately $58.9 million.

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

A strategic decision has been made to focus the Company's resources on those programs that offer the most immediate potential for clinical and commercial development. As a result of this decision, the Company's mouse genomics research program will be phased out during the fourth quarter. This program represents leading-edge, early-stage technology that will require significant funding over the next several years in order to realize a product development opportunity. As a result, the program is not within the current strategic focus of the Company.

The mouse genomics effort was developed and has been led by Dr. Allan Balmain, Ph.D., F.R.S.E., Vice President of Research. Dr. Balmain has made the decision to leave Onyx to accept a position at the University of California San Francisco Cancer Research Center ("UCSF"). Onyx's mouse genomics group, including six scientists and researchers, will transfer to UCSF under Dr. Balmain's direction. Onyx will retain rights to initial product opportunities from this program, and Dr. Balmain will maintain a relationship with Onyx as a consultant and as a member of the Scientific Advisory Board.

                       ONYX PHARMACEUTICALS, INC.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

REVENUES

The Company's revenues increased 41% to $2,662,000 and 39% to $8,575,000 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. Revenues for the 1997 periods were $1,890,000 and $6,190,000 respectively. Revenues for the three and nine months ended September 30, 1998 and 1997 were primarily attributable to amounts earned for research performed under the Company's collaborations with Bayer, Warner-Lambert and Eli Lilly. The increase in revenues for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 is primarily due to the collaborative agreement with Warner-Lambert for the inflammation program which was effective as of July 31, 1997.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 21% to $6,625,000 and 33% to $19,309,000 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The increase was primarily due to additional clinical costs associated with Phase I and Phase II clinical trials of ONYX-015. The Company expects to continue to expand the scope of its research and development programs in future periods, which may result in substantial increases in research and development expenses, including costs associated with clinical development of ONYX-015. These research and development expenses may not be funded by collaborative partners. It is anticipated that the decision to transfer the mouse genomics research program to UCSF will have a favorable impact on operating expenses of approximately $400,000 in the first quarter of 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses remained relatively flat at $1,331,000 and $3,941,000 for the three and nine months ended September 30, 1998, respectively, as compared with $1,319,000 and $3,912,000 for the same periods in 1997. General and administrative expenses are expected to increase moderately to support the Company's research and development efforts.

NET INTEREST INCOME

The Company had net interest income of $408,000 and $1,342,000 for the three and nine months ended September 30, 1998, respectively, as compared with $511,000 and $1,533,000 for the same periods in 1997. The decrease in net interest income was due primarily to increased interest expense on the Company's line of credit arrangement.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's cash expenditures have substantially exceeded its revenues and the Company has relied primarily on the proceeds from the sale of equity securities, revenue from collaborative research and development agreements and bank loans to fund its operations.

The Company's cash, cash equivalents and short-term investments were $34,871,000 at September 30, 1998, compared with $35,472,000 at December 31, 1997. Increasing levels of clinical research and product development expenses associated with ONYX-015 resulted in approximately $8,839,000 of cash used in operations for the nine months ended September 30, 1998. The decrease in cash and investments of $601,000 at September 30, 1998 compared with December 31, 1997 was due to cash used in operations and payment of bank loans partially offset by the private

                       ONYX PHARMACEUTICALS, INC.

placement financing completed on January 12, 1998 which raised approximately $10 million. The Company expects cash used in operations will continue to increase as clinical development for ONYX-015 progresses.

Total capital expenditures for equipment and leasehold improvements for the nine-month period ended September 30, 1998 was $783,000. The Company expects to make expenditures of approximately $500,000 for the remainder of 1998 for capital equipment.

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

The Company is currently engaged in four self-funded Phase II clinical trials of ONYX-015 for the treatment of head and neck cancer and pancreatic cancer. The ability of the Company to obtain a corporate partner for ONYX-015 and to continue its development as a potential product will depend materially on the results of these trials. There is no assurance that such results will be positive or, even if they are positive, that they will be sufficiently strong to support the Company's corporate partnering or product development objectives.

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

                          ONYX PHARMACEUTICALS, INC.

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

IMPACT OF THE YEAR 2000

Computer programs using two rather than four digits to identify the year in a date field may cause computer systems to malfunction in the year 2000. Any computer programs that have time-related software may determine a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to engage in specific business activities.

The Company has appointed a task force comprised of certain members of management to initiate and monitor a Year 2000 ("Y2K") program. The Company's plan to resolve the Y2K issue involves the following three phases: assessment, implementation of action plans and testing of systems to ensure compliance. To date, the Company is approximately 70% complete with the assessment phase and expects to be 100% complete by January 31, 1999. The assessments completed to date indicate that the financial systems of the Company are Y2K compliant. It is anticipated that the information technology systems of the Company will be 100% Y2K compliant by December 31, 1998. The Company intends to engage consultants to help it identify areas of exposure regarding its scientific research and development systems applications.
There can be no assurance that the Company will be able to upgrade any or all of its systems in accordance with its Y2K program or, once upgraded, that the systems will be Y2K compliant.

The Company is gathering information about the Y2K compliance status of its significant suppliers and other third parties with which it has relationships. The Company is requesting that its outside suppliers and other third parties notify the Company in writing of the status of their Y2K compliance programs. To date, the Company is not aware of any outside supplier or other third party with a Y2K issue that would materially impact the Company's business operations. However, there can be no assurance that the Company's outside suppliers and other third parties will be successful in their Y2K compliance efforts.

The Company believes that its costs associated with the upgrade and/or conversion of existing computer software and hardware relating to the Y2K issue will be less than $200,000 based on modifications to date as well as the amount of scientific research and development equipment that may have to be upgraded.

In the event that the Company does not upgrade its systems in a timely manner, the Company may encounter problems with the completion of certain scientific research and development experiments. The Company currently has no contingency plans in place in the event it does not complete all phases of the Y2K program. The Company plans to evaluate the status of completion of its Y2K program in March 1999 and determine whether such a contingency plan is necessary.

                          ONYX PHARMACEUTICALS, INC.

PART II:  OTHER INFORMATION




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

                                        ONYX PHARMACEUTICALS, INC.

Date:  November 13, 1998                By: /s/ Hollings C. Renton
                                            -----------------------
                                            Hollings C. Renton
                                            President, Chief Executive Officer and
                                            Director
                                            (Principal Executive Officer)




Date:  November 13, 1998                By: /s/ Douglas L. Blankenship
                                            --------------------------
                                            Douglas L. Blankenship
                                            Treasurer
                                            (Principal Financial and Accounting Officer)

                          ONYX PHARMACEUTICALS, INC.
EXHIBIT INDEX

                                                 Sequentially
                                                   Numbered
Exhibit Number      Description of Exhibits          Page
--------------      -----------------------          ----
    27.1            Financial Data Schedule

