Form 10-K
period 1998-12-31
ONYX PHARMACEUTICALS INC
filed 1999-03-31
CIK 1012140

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

    /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
             1934 FOR THE YEAR ENDED DECEMBER 31, 1998.
    / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
             OF 1934 FOR THE TRANSITION PERIOD FROM                 TO                 .

                          COMMISSION FILE NO. 0-28298

                            ------------------------

                           ONYX PHARMACEUTICALS, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                 94-3154463
(State or other jurisdiction    (I.R.S. Employer
    of Incorporation or        Identification No.)
       Organization)

                              3031 RESEARCH DRIVE
                           RICHMOND, CALIFORNIA 94806
                                 (510) 222-9700

              (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

     TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------  -----------------------------------------
 COMMON STOCK $.001 PAR VALUE            NASDAQ NATIONAL MARKET

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

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the last trade price of the common stock reported on the Nasdaq National Market on March 19, 1999 was approximately $44,162,000.

    The number of shares of common stock outstanding as of March 19, 1999 was 11,463,012.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Company's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting are incorporated herein by reference into Part III of this Report.

    Certain Exhibits filed with the Company's Registration Statement on Form SB-2 (Registration No. 333-3176-LA), as amended, the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1996, March 31, 1997 and September 30, 1997 and the Company's Current Report on Form 8-K filed on January 26, 1998, are incorporated by reference into Part IV of this Report.

                                    PART I.

ITEM 1.  BUSINESS

OVERVIEW

    Onyx Pharmaceuticals, Inc. ("Onyx" or the "Company") is engaged in the discovery and development of novel therapeutics based upon the genetics of human disease, with an emphasis on cancer. The Company's strategy is to capitalize on the discoveries that have established cancer as a genetic disease. When certain genes are mutated, cells grow and proliferate unchecked and become resistant to internal mechanisms that would normally cause their death. The Company's drug discovery and development programs focus on innovative therapies that target the most frequent mutations causing cancer.

    The Company's lead product, ONYX-015, is an adenovirus that has been modified to replicate in and kill cancer cells that have abnormal p53-pathway function. Mutations in the p53 gene occur in over 50% of human cancer cases, but it is believed that many other cancers have abnormal p53 function due to other mutations in the p53-pathway. The Company has completed Phase II studies of ONYX-015 as a single agent and in combination with chemotherapy in patients with head and neck cancer, and the results will be updated in the second quarter of 1999. The Company is also currently conducting a Phase I/II human clinical trial in pancreatic cancer designed to determine the efficacy of ONYX-015 when administered intratumorally using endoscopic ultrasound, both as a single agent and in combination with chemotherapy. The Company is also conducting a Phase I/II human clinical trial in patients with colorectal cancers that have metastasized to the liver. The trial is designed to determine the safety, maximum tolerated dose, and efficacy of ONYX-015 when administered via the hepatic artery, both as a single agent and in combination with chemotherapy. Additionally, a Phase I clinical trial is ongoing in ovarian cancer.

    Onyx has established six therapeutic drug discovery and development programs based on the following genetic mutations in cancer: p53, RB, ras, cell cycle checkpoints, BRCA1 and APC. The Company has two product development platforms to address these mutations. The first is a proprietary therapeutic virus platform, and the second is a small molecule drug discovery platform.

    The Company's overall business strategy is to enter into collaborations with corporate partners at different development stages depending on the platform in each of its drug development programs in order to gain complementary resources and skills in clinical trials, regulatory affairs, and marketing and sales operations. Small molecule drug discovery collaborations also access chemistry technology.

    The Company is engaged in collaborative research with corporate partners in two of its cancer programs--Warner-Lambert Company ("Warner-Lambert") in the cell cycle program and Eli Lilly & Company ("Eli Lilly") in the BRCA1 program. The Company also is engaged in a collaborative research partnership with Warner-Lambert in the area of inflammation and autoimmune diseases. Additionally, as of February 1, 1999, the Company's cancer program collaboration with Bayer Corporation ("Bayer") in the ras program transitioned from research activities to co-development of a clinical candidate.

CANCER

    Cancer is a heterogeneous group of diseases characterized by uncontrolled growth and proliferation of abnormal cells. Cancer accounts for 25% of all deaths in the United States, ranking second only to cardiovascular disease. According to estimates by the American Cancer Society, approximately 1.2 million new cases of cancer are expected to be diagnosed in 1999, and approximately 563,100 cancer deaths are expected to occur. Despite increased cancer screening and earlier diagnosis, and notwithstanding improved surgical procedures and new therapeutic regimens, there has been a steady rise in the overall cancer mortality rate in the United States over the past 50 years. However, recent studies have reported a decline in the incidence and death rates for cancer between 1990 and 1995.

    Estimates for 1999 of new cancer cases and cancer deaths in the United States are presented below for some of the solid tumors that are targeted by the Company's drug discovery programs.

                     ESTIMATED DEATHS AND NEW CANCER CASES
                              UNITED STATES, 1999

CANCER TYPE                                                                                   DEATHS     NEW CASES
-------------------------------------------------------------------------------------------  ---------  -----------
Lung.......................................................................................    158,900     171,600
Colon and rectum...........................................................................     56,600     129,400
Breast.....................................................................................     43,700     176,300
Prostate...................................................................................     37,000     179,300
Pancreas...................................................................................     28,600      28,600
Ovary......................................................................................     14,500      25,200
Head and neck*.............................................................................     12,300      40,400
Kidney.....................................................................................     11,900      30,000
Bladder....................................................................................     12,100      54,200
Melanoma...................................................................................      7,300      44,200
Uterus.....................................................................................      6,400      37,400
Cervix.....................................................................................      4,800      12,800

------------------------

*   Includes cancers of the larynx, tongue, mouth, oral cavity and pharynx.

    Source: American Cancer Society

    According to the National Institutes of Health, the direct costs of cancer patient care in the United States are estimated at $37 billion per year. The cancer drug market in the United States was estimated to be approximately $4 billion in 1998, which accounts for slightly more than 10% of the direct costs of cancer patient care. The Company believes that the worldwide cancer drug market is approximately $7.5 billion per year.

    A major limitation in the treatment of cancer is the use of chemotherapy regimens that utilize cytotoxic drugs which discriminate poorly between malignant tumor cells and other normal healthy cells in the human body. Therefore, treatment with these drugs can have serious adverse side effects, which frequently limit therapy. Biological drugs, such as interferons, have, in some cases, represented an improvement over classic cytotoxic therapy but have proven effective on a limited basis in only certain types of cancer.

GENETIC BASIS OF CANCER

    Cancer is caused by a number of genetic changes, or mutations, which give the cancer cell a selective growth and survival advantage over normal cells. Some of these mutations result in an increased rate of cell division while others result in a decreased rate of cell death, the result of which is uncontrolled cell proliferation. The precise mechanisms by which these mutations achieve their effects are becoming better understood, providing opportunities for therapeutic intervention directly at the cause of the disease.

    Mutations that increase the rate of cell division affect two major growth control events in cells. The first regulates the cell cycle, which is the process by which all cells duplicate themselves. During the cell cycle, certain proteins act as natural checkpoints to control orderly replication and to ensure the fidelity of the process. If cells grow too rapidly or an error occurs in the replication of DNA, these checkpoint proteins act to stop cell growth. If mutations occur in checkpoint genes, uncontrolled growth can result. The Company believes that the cell cycle checkpoints are deactivated in approximately 90% of human cancer cells. Growth regulatory genes whose loss of function results in uncontrolled cell growth are referred to as tumor suppressor genes. Certain tumor suppressor genes, such as p53 and RB, also act as checkpoint controls for cell growth and division. Mutations occur in the p53 and RB genes themselves and in genes in the pathways that regulate their function.

    The second major set of growth control events is in the ras pathway. Ras is normally involved in instructing cells to divide in response to external signals, such as growth factors. Mutations in the ras gene cause the cell to divide continuously, even in the absence of external signals. The ras gene is thus activated in many types of cancer cells. Growth regulatory genes that are activated when mutated are referred to as oncogenes. Mutations in ras are detected in 90% of pancreatic cancers, 50% of colon and small cell lung cancers and approximately 30% of many other cancers.

    In addition, cells in the body possess a programmed cell death mechanism that can be activated under certain conditions. This process is referred to as apoptosis or cell suicide. Apoptosis can be triggered if uncontrolled cell division is detected or if the cell has sustained irreparable damage to its macromolecular components. The most frequent mechanism for inactivating the apoptosis pathway is through mutations in the p53 gene. These p53 mutations allow damaged or abnormal cells to survive and proliferate and are observed in over 50% of human cancer cases. Recently, a gene known as p14ARF has been identified that appears to regulate the activity of p53 protein in cells. Mutations in p14ARF can also result in the apparent loss of p53 protein function, even though the p53 gene itself is unaltered. The relationship between p14ARF, p53 and the downstream targets of p53 is referred to as the "p53-pathway". Alterations of the p14ARF locus have been detected in a large percentage of human cancers of different tissue origins. Mutations in p53 or p14ARF are shown to be exclusive, suggesting that a great majority of human cancers may alter the p53-pathway and escape cell growth control via either p53 or p14ARF gene inactivations.

    In addition to the pathways described above, there are other genes that play a major role in human cancer. These include the tumor suppressor gene BRCA1 which is associated with hereditary breast and ovarian cancers, and the APC gene, whose loss of function is implicated in nearly all colon cancers.

ONYX TECHNOLOGY

    Onyx's research is directed toward identifying the function of genes associated with cancer, including p53, RB, ras, cell cycle checkpoints, APC, and BRCA1. Insights into the pathways through which these genes operate are used by Onyx to identify components that might be targets for drug intervention.

    The methodologies used to assign functions to genes are collectively referred to as "functional genomics." Onyx scientists have been involved in this process and have ascribed functions to a number of cancer genes and delineated the signaling pathways by which they regulate function. This has been accomplished through the use of a number of technologies, including expression of recombinant proteins in different cell systems, novel tagging methods which allow rapid purification of recombinant proteins for functional studies, screening technologies which identify interactions of unknown gene products with known proteins, and various methods used to either inhibit protein expression or function in human cells.

    Proteins, that are either directly encoded by cancer genes or situated along pathways in which the cancer genes operate, are potential targets for therapeutic intervention. Once the biochemical functions of a gene are identified, Onyx employs various technologies, including "reverse genetics," to interfere with these functions and assess the consequences in cell-based systems. Potential targets are then "validated" by confirming that interference with the target either modulates or reverses the cancerous process.

    After a target is validated, Onyx evaluates and implements work on potential approaches for using the target for drug discovery. One such approach is to develop high throughput screening assays to identify small molecule drugs that interfere with the function of the target. This approach is particularly applicable to targets such as oncogenes, which are activated by mutation.

    Targets that involve loss of function through mutation, such as tumor suppressor genes, have been more difficult to approach. Onyx has discovered and is developing a proprietary new technology based on the use of therapeutic viruses to target human cancer cells containing mutant tumor suppressor genes, such as p53. The therapeutic virus technology uses genetically engineered viruses to selectively kill cancer cells in which the tumor suppressor gene is nonfunctional.

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

DRUG DISCOVERY AND DEVELOPMENT PROGRAMS

    Onyx has established six drug discovery and development programs based on genetic mutations in cancer and an additional program focused on signaling pathways involved in inflammatory and immune disorders. Although the focus of the initial six programs is the treatment of cancer, there may be other diseases addressed by product leads discovered in these programs, as evidenced by the inflammation drug discovery program.

                  ONYX DRUG DISCOVERY AND DEVELOPMENT PROGRAMS

PROGRAM          PRODUCT                               INDICATION                  STATUS              PARTNER
---------------  ---------------------  -----------------------------------------  -----------------  ----------
p53              ONYX-015               Head and neck cancer                       Phase II
                 therapeutic virus      Pancreatic cancer; colorectal metastases   Phase I/II
                                        to the liver
                                        Ovarian cancer                             Phase I
                                        Other cancers                              Preclinical

RB               ONYX-838 and other     RB pathway mutations                       Preclinical
                 therapeutic viruses
                 under evaluation for
                 RB pathway
                 selectivity

Cell Cycle       Small molecule         Most cancer indications; other             Preclinical, lead  Warner-
                 inhibitors             proliferative diseases                     compound           Lambert
                                                                                   designated

Ras              Small molecule         Colon, lung, pancreatic, and other         Development        Bayer
                 inhibitors             cancers; other proliferative diseases

BRCA1            Inhibitors of BRCA1    Breast and ovarian cancer                  Research           Eli Lilly
                 pathways

APC              Inhibitors of          Colon cancer and other cancers with        Research
                 -catenin pathways      alterations in -catenin pathway

PROGRAM          PRODUCT                               INDICATION                  STATUS              PARTNER
---------------  ---------------------  -----------------------------------------  -----------------  ----------
Inflammation     Small molecule         Inflammation and autoimmunity              Discovery          Warner-
                 inhibitors                                                                           Lambert

------------------------

Phase II:      Second phase of human clinical testing to obtain additional safety data and to determine an optimal treatment protocol for potential use in a pivotal trial.
Phase I:       Initial phase of human clinical testing to determine safety and maximum tolerated dose.
Development:   Formulation development, expanded efficacy and formal toxicology testing of compound selected for IND.
Preclinical:   Pharmacological and exploratory toxicological testing in animals prior to a decision to begin IND.
Discovery:     Initiation of screening by Onyx's partner using validated assays developed by
               Onyx.
Research:      Identifying and validating mutated genes and protein targets

P53 PROGRAM

    Mutations in the p53 gene occur in over 50% of human cancer cases, but it is believed that many other cancers have abnormal p53 function due to other mutations in the p53-pathway. In cells, p53 protein levels and activity may increase in response to a number of stimuli including DNA damage, viral DNA replication and protein expression. One of the functions of normal p53 in the cells is to either stop the cell cycle from proceeding until such errors are corrected or to induce apoptosis (cell suicide). Loss of p53-pathway function is associated with decreased survival rates in patients afflicted with breast, prostate, lung and bladder cancers.

    The Company's lead product, ONYX-015, is a genetically engineered adenovirus that, when tested in preclinical studies IN VITRO, in immunodeficient mice, and in patients in human clinical studies, has replicated in and killed tumor cells deficient in p53-pathway function.

    Adenoviruses are common, relatively benign viruses that are widespread in human populations. When an unmodified adenovirus infects a normal cell, it turns the cell into a factory for producing viral DNA and proteins and the eventual assembly of these macromolecules into infectious viral particles in the cell's nucleus. The infection cycle is complete when the cell is killed and thousands of new virus particles are released to infect neighboring cells. To take control of the cell, the virus must inactivate p53, which acts to prevent abnormal DNA replication. To inactivate p53, the virus makes a protein called E1B 55k, which binds directly to p53 and blocks its function. Once p53 has been inactivated, the virus can replicate its DNA and proceed through its infection cycle.

    ONYX-015 is a serotype 5 human adenovirus that has been modified so that it cannot make E1B 55k. As a result, it is incapable of disarming the p53 protein when it infects normal cells. Thus the virus is attenuated in its ability to complete its infection cycle and kill normal cells. However, in the majority of cancer cells, the p53-pathway is already disarmed through mutation of the p53 gene or other mechanisms that control the quantities of p53 protein in normal cells but are dysfunctional in cancer cells. For example, alterations in the p14ARF and mdm-2 genes result in degradation of the p53 protein and, therefore, decrease its function in the cell. When ONYX-015 infects cells lacking p53-pathway function, the virus growth cycle should proceed unchecked. It is expected that the cancer cells will be killed, new virus particles will be produced, and neighboring cancer cells will be infected and killed.

    IN VITRO and IN VIVO animal tests by the Company have shown that ONYX-015 replicates in and kills tumor cells with mutant p53 gene sequence. In addition, the Company has shown that tumor cells with normal p53 gene sequence but lacking p53 function are also destroyed by ONYX-015. The ONYX-015 replication and cell killing effect is markedly reduced in numerous normal cell types. The p53 program includes a research program which studies ONYX-015, and other viruses as well, to learn more about their impact on normal cells and cells deficient in p53-pathway function.

    In animal studies, ONYX-015 was shown to cause tumor shrinkage and complete tumor regressions in some immunodeficient mice in which p53-deficient human tumor cell lines of various types were grown. ONYX-015 was found to be well tolerated in safety studies in animals. However, ONYX-015 efficacy has not been tested in animals with a fully functioning immune system, and the effect of the human immune response on ONYX-015 efficacy is unknown. No reliable immunocompetent animal tumor model currently exists. The Company has a project underway to develop such a mouse tumor model. Based in part on a study conducted in the 1950s with unmodified adenovirus, the Company believes that the human immune response may reduce anti-tumor effects of ONYX-015 that would be observed in the absence of such a response. However, the extent of this effect cannot be predicted. If such reduction in anti-tumor effect is substantial, the Company may be required to engineer additional genes into the virus, to explore alternative viral strains, or to include immunosuppressive drugs as part of the clinical regimen for ONYX-015.

    Initial research and clinical development of ONYX-015 in the p53 program was focused on direct intratumoral dosing of the virus. The next step was to introduce the virus regionally, as has been done in the ovarian cancer Phase I trial, by delivering the virus into the peritoneal cavity via indwelling catheter, and in the Phase I/II trial involving colorectal cancer that has metastasized to the liver, via infusion into the hepatic artery. In order to meet the needs of a wider spectrum of cancer patients and to treat metastatic cancers, the virus would need to be delivered systemically. Research is underway to attempt to formulate or modify the virus for systemic delivery. Onyx has collaborated with a third party, which has proprietary technology for coating adenovirus with polyethylene glycol ("PEG"), a process called PEGylation. Preclinical studies have shown that ONYX-015 can be PEGylated and maintain infectivity. PEGylation of the virus may increase the circulating lifetime of the virus in the bloodstream by reducing the clearing efficiency of the liver with consequential increased uptake of the virus by tumors. If PEGylation is not successful, other modifications to the virus to improve targeting to specific tumor types or reduce inherent immunogenicity of the virus may be required. Since fewer virus particles are likely to reach the target tumor cells, a number of enhancements to the virus may be desirable. One area of research focuses on engineering changes to the viral genome to enhance potency by increasing replication or cell lysis efficiencies.

PHASE I HEAD & NECK CLINICAL TRIAL

    In April 1996, the Company initiated a Phase I, open label, dose escalation clinical trial in recurrent or locally advanced squamous cell carcinoma of the head and neck. The trial was conducted in the United States and the United Kingdom. The primary objectives of this Phase I study were to determine the safety of directly injecting ONYX-015 into tumors of the head and neck, to determine the maximum tolerated dose, and to assess the safety of repeat treatment. Patients in this study had previously received a range of treatments including surgery, radiation and chemotherapy, individually or in combination.

    A total of 32 patients were treated in the Phase I trial, of which 13 patients received repeat treatments. Two dosing regimens were utilized. Twenty-three patients received a single, direct intratumoral injection that could be repeated every 28 days for patients whose tumors did not progress after the first injection. An additional nine patients received direct intratumoral injections daily over five days, also with the option of repeat treatment. ONYX-015 was well tolerated, and investigators observed no dose limiting toxicities. Mild, transient flu-like symptoms were observed in approximately 30% of the single dose patients and in approximately 60% of the multiple dose patients.

    While the focus of this study was safety, the effect of injection on tumor growth was a secondary objective of the study. Of the 23 patients receiving single injection treatment, three experienced more than 50% reduction in the size of their injected tumors. Several patients experienced lesser degrees of tumor necrosis, including nine patients whose tumors were stable and non-progressive following initial treatment.

Of the nine patients treated with the virus daily for five days, three experienced more than 50% reduction in the size of their injected tumors. An additional three patients were stable and non-progressive following initial treatment. In some patients, tumor necrosis was associated with clinical benefit, including decreased pain, improved ability to swallow and improved speech.

    Researchers also studied the ability of ONYX-015 to replicate in tumors, as well as the local and systemic immune response to the virus. Viral replication was detected in two of 13 patients with evaluable biopsies on the single dose regimen, and in four of four patients with evaluable biopsies on the multiple dose regimen, seven or eight days following the patient's first ONYX-015 injection. Viral replication was less pronounced than was the case in animal studies. While approximately 70% of the 28 patients tested entered the study with neutralizing antibodies to the adenovirus, after treatment, all patients in the study had neutralizing antibodies, including those patients who experienced tumor necrosis. Additional clinical research is planned to determine if other immune and inflammatory factors may be either limiting or enhancing tumor necrosis.

OTHER PHASE I CLINICAL TRIALS

    The Company opened three additional Phase I open label, dose escalation clinical trials with ONYX-015 in 1997. Two of these trials utilized direct intratumoral dosing regimens; one in patients with pancreatic cancer, and one in patients with gastrointestinal metastases to the liver. The Company also opened a Phase I trial in patients with ovarian cancer--the first trial to test use of ONYX-015 in a regional administration by intraperitoneal injection. During 1998, the Company reported the results of the Phase I trials in patients with pancreatic cancer and in patients with gastrointestinal metastases to the liver. The trial in patients with ovarian cancer is still in progress and results have not yet been reported.

    In the Phase I pancreatic cancer trials, results were reported on 18 evaluable patients of the 23 treated to date. Intratumoral injection of ONYX-015 under CT guidance was well tolerated; symptoms consisted of either mild, transient flu-like illness, or those associated with pancreatic cancer. Eleven of the patients received at least two cycles of therapy. One case of dose limiting toxicity (DLT), indicative of liver toxicity, was observed at an intermediate dose, but dose escalation to the highest planned dose was continued following safe treatment of additional patients at that intermediate dose. Six of the 18 patients experienced minor regressions, defined as 25% to 50% reduction in tumor size, and some patients experienced transient amelioration of their clinical symptoms. The median survival time of these patients, 6.2 months, is similar to that of these patients historically.

    Following this demonstration that intratumoral injection of ONYX-015 is well tolerated and leads to demonstrable anti-tumor activity and anecdotal clinical benefit, the Company initiated a Phase I/II study in pancreatic cancer patients in September 1998 using a procedure that allows more intensive treatment. In this study, being conducted at three sites, ONYX-015 is injected into pancreatic carcinomas using endoscopic ultrasound guidance and equipment. This technique allows for multiple injections per treatment and for multiple treatments at lower cost and lower patient discomfort than with CT-guided injection. If patients tolerate the initial cycles of treatment with ONYX-015 alone, Gemzar-Registered Trademark- (gemcitabine) is added to ONYX-015 in subsequent treatment cycles.

    The results of the completed Phase I trial in 19 patients with gastrointestinal cancer metastases to the liver were reported in May 1998. Intratumoral injection of ONYX-015 into liver metastases was well tolerated with no dose limiting toxicity reported. Symptoms consisted of either mild, transient flu-like illness or those associated with gastrointestinal metastases to the liver. Radiographic evaluation of the patients' tumors indicated non-progressive disease or minor regressions in some of the patients. Following this demonstration of safety and, specifically, the lack of significant liver toxicity, in December 1998 the Company initiated a Phase I/II trial of ONYX-015 infused via the hepatic artery in patients with liver metastases of colorectal cancer. This intra-arterial route allows delivery of ONYX-015 to multiple tumor sites simultaneously. Patients who tolerate the initial cycles of treatment with ONYX-015 alone will receive a combination of the virus plus Fluorouracil ("5-FU") and Leucovorin for subsequent treatment cycles.

PHASE II HEAD & NECK CLINICAL TRIALS

    During 1997, the Company initiated two Phase II efficacy trials with ONYX-015 in patients with head and neck cancer. The results of the first trial in head and neck cancer patients with recurrent and refractory tumors were reported in May 1998. For the 14 patients evaluated at that time, four had complete or greater than 50% reduction in the size of their injected tumors. Intratumoral injection in these patients has been well tolerated. Mild, transient flu-like symptoms were observed in approximately 40% of the patients, compared with 30% of the patients in the Phase I trial where single injections were used. No toxicities were reported in cases where the virus was injected into the adjacent normal tissue. This study has been closed with a total of 21 evaluable patients. The results will be updated in the second quarter of 1999.

    The results of the second Phase II trial utilizing ONYX-015 in combination with two chemotherapeutic drugs, Cisplatin-TM- and 5-FU were reported, in preliminary form, in May and updated in November 1998. This clinical trial included head and neck cancer patients with recurrent disease whose recurrent tumor scheduled for treatment must not have been treated with Cisplatin-TM- or 5-FU. The dosing regimen provided for five daily direct intratumoral injections of ONYX-015 on days 1-5, intravenous dosing of Cisplatin-TM- on day 1 and intravenous dosing of 5-FU on days 1-5. Onyx conducted the trial at seven sites in the United States, the United Kingdom and Canada. The participating patients received injections of ONYX-015 directly into the target tumor. If the patients had more than one tumor on recurrence, only the largest, most symptomatic tumor was injected. Among the 26 patients who were evaluable in November, 16 had experienced tumor regressions of greater than 50% in the injected tumor, including six patients with complete regressions. This equaled an overall response rate of 62%, compared to approximately 35% historically with chemotherapy alone (in randomized, multi-center studies), and a complete response rate of 23%, compared to less than 10% with chemotherapy alone. None of the 16 patients, who had been followed for a range of 1.5 to 11 months, had progressed at the site of the injected tumor. In contrast to the injected tumors, distant tumors that were not injected with ONYX-015 did progress in some cases. The median time to progression had not yet been reached with a median follow-up of 4.8 months. Historically, the median time to progression for chemotherapy alone is approximately three to four months. An additional four evaluable patients have been treated in the ONYX-015/chemotherapy study, and no further patients will be treated. The results of the completed trial will be presented in the second quarter of 1999.

    In March 1998, the Company announced the commencement of a third Phase II clinical trial of ONYX-015 in patients with recurrent and refractory head and neck cancer. The trial involved the administration of ONYX-015 as a single agent with a more aggressive dosing regimen than in the trial that commenced in July 1997. In this trial, patients were treated with ONYX-015 daily for five days for two consecutive weeks. After a third week with no treatment, patients were evaluated and could continue for another intensive two-week treatment cycle or receive maintenance treatment. There are six evaluable patients in this trial. Reports from the clinical sites indicate that this more aggressive regimen has biological activity. However, in view of the superior activity in the Phase II clinical trial of ONYX-015 in combination with chemotherapy as noted above, the Company has decided not to treat any more patients in this trial.

    The Company expects to release the final results of the above Phase II clinical trials in patients with head and neck cancer in the second quarter of 1999. There is no assurance regarding the results of any of these trials. See Additional Business Risks--"Uncertainty Regarding Clinical Trials of ONYX-015."

    Onyx has self-funded the development of ONYX-015 to date. The Company is seeking a partner for further clinical development and commercialization of ONYX-015. The Company is engaged in ongoing discussions with potential partners. However, the Company has not reached agreement with any such company regarding this program, and there is no assurance that any such collaboration will be established.

RAS PROGRAM

    The ras family of oncogenes was the first to be identified in human cancer. They are present in 90% of pancreatic cancers, 50% of colon cancer and certain lung cancers, and approximately 30% of cancers of many other types, as well as some other proliferative diseases. ras proteins play a central role in transmitting signals from the extracellular environment, via growth factor receptors on the cell surface, to the nucleus of the cell where transcription is activated and the cell cycle is initiated. This series of signals is called the "signal transduction pathway." These signals result in cell growth and division. In normally functioning cells, when the extracellular signal stops, the signal transduction pathway also stops and cells stop growing. In cancer cells, abnormal ras proteins are produced that lock the signal transduction pathway in an active state even when extracellular signals are not being received, and cells, therefore, do not stop growing.

    It has been established in preclinical studies that inhibition of ras oncogene function in cancer cells is sufficient to reverse the cancerous changes caused by these oncogenes. ras proteins play a crucial role in the transmission of extracellular signals through a number of different pathways into the nucleus of the cell. A key property of these proteins is that they exist in two states: an inactive or off state, and an active or on state. These two states are subject to regulation at numerous points during this cycle of activation and inactivation. Mutations in the ras oncogenes destroy the off switch so that the proteins stay locked in the on state, thus resulting in uncontrolled growth.

    Onyx has made significant contributions to the delineation of the components of the ras signaling pathway and has converted these findings into drug discovery efforts to identify small molecule inhibitors of the activated pathways.

    Effective February 1994, the Company entered into a research and development collaboration agreement with Bayer with respect to the ras Program. Bayer was obligated, subject to certain conditions, to fund Onyx's research under the collaboration through January 31, 1999.

    In February 1999, Bayer and Onyx declared one of the lead candidates under evaluation in the MAP kinase pathway as a development compound. This compound has a good pharmacological profile and therapeutic index in animal models. Bayer and Onyx expect to complete preclinical efficacy and toxicological studies with this development compound and if merited, plan to file an IND by the second or third quarter of 2000. In addition, Bayer and Onyx have amended their agreement and have transitioned the program from its research stage to the co-development phase. Under the terms of this agreement, Onyx has the opportunity to co-develop collaboration compounds worldwide except Japan, in return for up to a 50 percent share of profits if Onyx co-promotes the product in the United States. To assist in funding its share of development costs, Onyx could receive up to $40 million in advances on the achievement of clinical milestones.

CELL CYCLE PROGRAM

    The cell cycle is the process by which cells progress from quiescence, duplicate their DNA and then divide into two identical cells. This cycle is strictly regulated, so that cells only duplicate their DNA when conditions are favorable, and then only divide into two new cells when DNA has been precisely and completely duplicated. Before cells commit to making DNA, they must pass through a checkpoint. If conditions appear favorable, they pass through the checkpoint and may then begin DNA replication. In cancer cells, however, this checkpoint is defective and cancer cells can, therefore, duplicate their DNA in an unregulated manner. The molecular basis of this checkpoint is now relatively well known and understood to be a pathway that includes cyclin-dependent kinases, the retinoblastoma tumor suppressor protein, pRb, and a number of regulatory proteins such as the p16 tumor suppressor protein. The

Company believes that mutations are found in one of these components in over 90% of all cancers, resulting in a loss of checkpoint control.

    Onyx has developed screening assays to search for small molecule inhibitors of mutant cell cycle checkpoint genes that regulate DNA replication. The Company also has initiated research efforts to identify pathways regulating a second checkpoint in the cell cycle that controls the decision to begin cell division.

    In May 1995, the Company entered into a collaboration agreement with Warner-Lambert on the Cell Cycle Program. Under the terms of this collaboration, Onyx is responsible for performing research into cell cycle regulatory pathways, identifying and validating targets for drug screening, and developing assays for screening small molecules. Warner-Lambert (i) uses these assays to screen its compound libraries, (ii) synthesizes and tests chemical analogs of classes of compounds which are identified in the screens, and (iii) conducts preclinical and clinical testing of compounds selected for development. In this agreement, Warner-Lambert is obligated, subject to certain conditions, to partially fund Onyx's research costs. Each of the parties must commit an equivalent number of researchers to the collaboration. In December 1997, Onyx and Warner-Lambert extended the Cell Cycle collaboration through 2001. Warner-Lambert increased its funding to the full complement of 15 staff working on this project at Onyx in return for expanded worldwide rights to products arising out of the collaboration. See "Research and Development Collaborations."

    From the initial set of assays transferred by Onyx, the collaboration identified two lead compounds that Warner-Lambert is advancing into preclinical study. Additional compounds have been identified from other assays transferred for high throughput screening at Warner-Lambert and are undergoing early analoging for consideration as potential leads or additional product candidates. The Company cannot predict whether the results of these efforts will yield a clinical development compound, and in any event, the Company does not expect that Warner-Lambert will commence clinical trials of a compound from the Cell Cycle Program prior to the year 2000.

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

    Onyx has commenced a research effort to identify the function of the BRCA1 gene. This project was initiated by Eli Lilly as part of its BRCA1 research program, and is intended to lead to a pathway that will present opportunities for therapeutic intervention. The first objective of this project is to identify proteins that bind directly to the BRCA1 gene product. Onyx has isolated novel genes of interest. The proteins expressed from these genes physically interact with BRCA1 in IN VITRO assays. Further analysis of these genes and their associated proteins is in progress. The Company currently does not expect that Eli Lilly will commence clinical trials of any potential products from the BRCA1 Program for at least several years, if at all.

    The BRCA1 Program was initiated in May 1995 with Eli Lilly as a one-year collaborative research and license agreement. In June 1996, Onyx and Eli Lilly agreed to extend and expand their collaboration for an additional three years. Under the terms of this agreement, Eli Lilly is funding a specific number of Onyx's researchers to conduct investigations into the identification of drug targets and compounds relevant to the BRCA1 signaling pathway. Each of the parties must dedicate a specified number of researchers to the collaboration. The collaboration has not been successful to date in identifying validated targets for drug discovery.

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

    Onyx has shown that the loss of APC activity results in overexpression of the -catenin protein, which in turn promotes uncontrolled growth through its interaction with other protein targets. These targets are now being identified and include certain transcription factors, the epidermal growth factor receptor, and certain kinases, such as GSK3-beta. The Company is evaluating these targets as a basis for therapeutic intervention and is creating assays for high throughput screening. The Company currently does not expect to commence clinical trials of any potential products from the APC Program for at least several years.

    The APC Program has been funded by the Company with support from Federal government funding in the form of a Phase I and a Phase II Small Business Innovation Research (SBIR) Grant through September 1999.

INFLAMMATION PROGRAM

    Onyx's research in the area of inflammation stems from findings in the ras program whereby molecules involved in the ras cascade play a role, outside of cancer, in inflammation and autoimmunity. The Company has developed a research program to identify the molecular components of pathways that regulate the activation of neutrophils and other phagocytes, the immune cells responsible for destruction of pathogens and tissue debris. This knowledge would allow development of novel therapeutic strategies for intervention into these pathways, potentially impacting both upstream and downstream events associated with neutrophil and other immune system cell activation.

    In addition to the beneficial infection fighting properties of phagocytes, these aggressive cells can cause extensive tissue damage. They are implicated in a number of acute inflammatory disorders including Adult Respiratory Distress Syndrome (ARDS) and ischaemia reperfusion injury, and chronic inflammatory disorders, such as arthritis, inflammatory bowel disease, asthma and psoriasis. Phagocyte mediated tissue injury is caused by the release of toxic phagocyte granule components (proteolytic enzymes and cationic proteins) and oxygen-free radicals extracellularly, rather than into the phagocytic vacuole, as occurs during active killing of parasites. Inhibition of phagocyte activity would be expected to inhibit tissue damaging mechanisms such as formation of oxygen radicals, activation of metalloproteinases and inactivation of antiproteinases. This selective inhibition of phagocytes may decrease tissue damage while still allowing the immune system to respond to infection.

    Effective July 1997, the Company entered into a collaboration agreement with Warner-Lambert on the Inflammation Program. Under the terms of this collaboration, Onyx is responsible for performing research on the pathways that regulate the activation of neutrophils and other phagocytes, identifying and validating targets for drug screening, and developing assays for screening small molecules. Warner-Lambert (i) uses these assays to screen its compound libraries, (ii) synthesizes and tests chemical analogs of classes of compounds that are identified in the screens, and (iii) conducts preclinical and clinical testing of compounds selected for development. Warner-Lambert is obligated, subject to certain conditions, to fund Onyx's researchers. Each of the parties must commit an equivalent number of researchers to the collaboration. As of January 1999, the Company had transferred four assays for high throughput screening at Warner-Lambert. The Company does not expect that Warner-Lambert will commence clinical trials of any potential products from the Inflammation Program for at least several years.

RESEARCH AND DEVELOPMENT COLLABORATIONS

    Onyx continues to review its strategy for research, development and commercialization of its development programs. The Company currently intends to develop products that are discovered through the Company's research only in partnership with pharmaceutical companies. The stage at which the Company will seek a partner and the roles of Onyx and the partner will vary, depending on the nature of the program:

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

    - SMALL MOLECULE DRUGS. Onyx intends to focus its efforts on identifying the function of novel genes, validating targets, and developing assays for high throughput screening of small molecule compound libraries. The Company plans to seek partners with diverse compound libraries, strong chemistry capabilities, and established preclinical, clinical and regulatory capabilities for small molecule drug development. The Company intends to establish such collaborations early in the discovery stage or in the research stage to access the partner's complementary discovery capabilities in chemistry and its library of small molecules. The ras, Cell Cycle and Inflammation Programs are examples of this strategy.

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

    The collaboration agreement provided for Bayer to pay Onyx an aggregate of $25.0 million to fund Onyx's research efforts over the five-year research term, of which $3.7 million was recorded as revenue in 1998, $4.7 million in 1997, and $5.2 million in 1996. In addition, Bayer made a $13.5 million equity investment in the Company in 1994. Bayer also has the right to have its nominee elected to the Company's Board of Directors until the later of (i) the end of the research term, or (ii) if the parties have a compound in clinical development, until such time as the parties do not have a compound in clinical development.

    Under the agreement as amended on February 1, 1999, a lead compound was established by the Joint Research and Development Committee ("JRDC"). Bayer will fund the preclinical work necessary to determine whether to take this compound into clinical development and to obtain approval for conducting clinical trials.

    Upon filing of an IND, the parties will share equally all costs of developing the product (the "Collaboration Product") worldwide (excluding Japan), subject to each party's right to elect not to pay such costs. Under the agreement, Bayer shall make substantial payments to Onyx, based on achievement of development milestones. These payments are subject to repayment by Onyx out of its share of marketing profits and royalties, subject to certain annual limitations. Bayer shall market the Collaboration Product worldwide and Onyx has the option to co-promote the product in the United States, provided that the Company shares equally all costs of development, (excluding Japan). Onyx and Bayer will share equally the marketing profits or losses from commercializing the jointly developed Collaboration Product, although in the calculation of such net profits recognition is given to Bayer's investment in sales and marketing infrastructure. At any time during the development of the Collaboration Product, either party may terminate paying its share of such development costs, with the other party retaining exclusive, royalty-bearing rights to the product.

    Bayer has the sole and exclusive right to develop and market the Collaboration Compound as a royalty-bearing product in Japan and will bear all related development expenses. Further, Bayer has the sole and exclusive right to develop and market the Collaboration Compound active against Bayer proposed targets as royalty-bearing products. As part of the transition from the research to the co-development phase, Bayer's rights following the end of the research phase have been renegotiated. The original research collaboration agreement provided Bayer with rights to compounds with defined ras activity, which were identified by screening against numerous molecular targets involved in ras signaling. Such rights potentially extended for up to three years after the end of the research phase of the agreement. The collaboration agreement has been amended and Bayer's rights are now limited to compounds that have activity against certain molecular targets involved in ras signaling. Therefore, Onyx now has the ability to engage another partner to screen for drugs with ras activity against those molecular targets that Bayer did not select.

WARNER-LAMBERT COMPANY: CELL CYCLE AGREEMENT

    In May 1995, Onyx entered into a research, development and marketing collaboration agreement with Warner-Lambert to discover and commercialize therapeutic agents that restore control of or otherwise intervene in misregulated cell cycle transitions related to pathological conditions, such as in tumor cells or proliferating vascular smooth muscle cells in arterial disease. Under the research collaboration, Onyx develops screening assays for particular targets selected by the parties, and transfers such assays to Warner-

Lambert for high throughput screening of Warner-Lambert's compound library to identify active compounds. Warner-Lambert is responsible for subsequent medicinal chemistry and preclinical investigations on such active compounds. Warner-Lambert will conduct and fund all clinical development, make regulatory filings and manufacture for sale the collaboration compounds.

    The initial collaboration agreement was scheduled to expire in May 1998. In December 1997, Onyx and Warner-Lambert extended this collaboration for another three years through May 2001. The original agreement obligated Warner-Lambert to make additional payments for achievement of milestones in the development of collaboration compounds and provided Warner-Lambert with exclusive rights to manufacture, market and sell products emerging from the collaboration in all areas of the world except Japan, subject to payment of royalties to Onyx and to Onyx's right to co-promote such compounds in the United States. Moreover, Onyx's co-promotion rights terminate if there is a change of control of Onyx or if Onyx files a New Drug Application ("NDA") on a competing product or receives FDA approval to market a competing product. The extension expanded Warner-Lambert's development and royalty-bearing marketing rights to include Japan for all products stemming from the collaboration. Warner-Lambert increased its funding to the full complement of 15 staff working on this project in return for these worldwide rights to products arising out of the collaboration. In addition, Onyx will receive milestone payments tied specifically to development efforts in Japan.

    Onyx retains the right to develop a certain number of collaboration compounds independently, provided that Warner-Lambert does not accept Onyx's request that Warner-Lambert commence development of such compounds. Such compounds will be royalty bearing to Warner-Lambert, and Onyx will be obligated to pay Warner-Lambert certain milestone payments for achievement of development milestones.

    Under the initial collaboration agreement, each party must dedicate a specified number of scientific personnel to the collaborative research over the three-year research period, and Warner-Lambert will provide Onyx approximately $6.2 million of funding to support a substantial portion of Onyx's research efforts related to the collaboration. In addition, Warner-Lambert made a $10.3 million equity investment in the Company over three years. Under the extended agreement, each party must continue to dedicate a specified number of scientific personnel to the collaborative research over the three-year research period, and Warner-Lambert will provide Onyx approximately $10.1 million of funding to support Onyx's research efforts related to the collaboration. The Company recorded revenue of $2.8 million in 1998, $1.8 million in 1997 and $2.1 million in 1996 under this agreement.

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

WARNER-LAMBERT COMPANY: INFLAMMATION AGREEMENT

    In July 1997, Onyx entered into its second research, development and marketing collaboration agreement with Warner-Lambert. This collaboration will focus on the discovery and commercialization of therapeutic agents that regulate the activation of neutrophils and other phagocytes implicated in a number of acute and chronic inflammatory disorders. Under the research collaboration, Onyx develops screening assays for particular targets selected by the parties, and transfers such assays to Warner-Lambert for high throughput screening of Warner-Lambert's compound library to identify active compounds. Warner-Lambert is responsible for subsequent medicinal chemistry and preclinical investigations on such active compounds. Warner-Lambert will conduct and fund all clinical development, make regulatory filings and manufacture for sale the collaboration compounds.

    Warner-Lambert is also obligated to make additional payments for achievement of milestones in the development of collaboration compounds and has exclusive rights to manufacture, market and sell such products worldwide, subject to payment of royalties to Onyx.

    Under the inflammation collaboration agreement, each party must dedicate a specified number of scientific personnel to the collaborative research over the three-year research period, and Warner-Lambert will provide Onyx approximately $6.2 million of funding to support Onyx's research efforts related to the collaboration. Additionally, Warner-Lambert will make a $2.0 million license payment over three years. The Company recorded revenue of $2.6 million for research funding and $0.5 million for a license payment in 1998. No funds were received by the Company and no revenue was recognized for the year ended December 31, 1997.

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

    Eli Lilly will conduct and fund all clinical development, make regulatory filings and manufacture for sale the collaboration compounds. Eli Lilly is also obligated to make additional payments for achievement of milestones in the development of collaboration compounds and has exclusive rights to manufacture, market and sell such products worldwide subject to payment of royalties to Onyx. In September 1996, Eli Lilly made a milestone payment of $685,000 for the achievement of the collaboration's first milestone. Eli Lilly will provide Onyx approximately $3.0 million of research funding, exclusive of milestone payments, to support a substantial portion of Onyx's research efforts related to the collaboration. The Company recorded revenue of $1.2 million in 1998, $1.2 million in 1997, and $910,000 in 1996 under this agreement.

    The agreement also provides Eli Lilly the right to terminate the agreement upon thirty (30) days written notice if within sixty (60) days following the departure of Dr. Paul Polakis, Onyx is unable to select a replacement that is reasonably acceptable to Eli Lilly.

CHIRON CORPORATION

    In April 1992, the Company was established by means of the transfer from Chiron Corporation ("Chiron") to the Company of the drug discovery program being conducted at Chiron by Dr. Frank McCormick, the scientific founder of Onyx, and his research team. The work being conducted by this team at that time was primarily in the field of ras research. As part of such transaction, Chiron and Onyx executed a Technology Transfer Agreement dated April 24, 1992 (the "Transfer Agreement"), pursuant to which Chiron consented to the transfer of such research program, including the research team and its trade secrets and materials used in its research. Chiron also granted a license to Onyx under certain patent rights held by Chiron which are useful in such research. Such license was generally nonexclusive, although as part of such agreement, Chiron agreed not to reestablish its research program in the field for a period of three years. In May 1994, in connection with the formation of the collaboration between Bayer and Onyx, the Transfer Agreement was amended to make Onyx the sole licensee under one of the research assays transferred from Chiron until January 1, 1999, in consideration of which the covenant against Chiron reestablishing its research program in the field was eliminated.

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

    The Company has been employing a contract manufacturer, MAGENTA Corporation ("MAGENTA"), for the clinical trial production of ONYX-015 and intends to use MAGENTA and other contract manufacturers for some or all of the Company's clinical trial production. The Company is aware of only a limited number of manufacturers who it believes would have the ability and capacity to manufacture this product or any other therapeutic viruses the Company may develop. Failure of any such third-party manufacturer to comply with state and federal regulations and to deliver the required quantities on a timely basis and at commercially reasonable prices would materially adversely affect the Company's business, financial condition and results of operations. No assurance can be given that the Company, alone or with a third party, will be able to make the transition to commercial-scale production of its potential products successfully, if at all, or that if successful, the Company will be able to maintain such production.

    The Company anticipated that substantial improvements in the current manufacturing process would be required to produce commercial quantities of ONYX-015. Therefore, the Company built and staffed a process development laboratory to investigate the feasibility of improving the manufacturing process. While substantial progress has been made in the development of a scaleable, commercially feasible new process, there can be no assurance that such a process will be achieved. In December 1998, the Company entered into an agreement with Molecular Medicine LLC to complete development of the new process and to manufacture Phase III grade ONYX-015. No assurance can be given as to the ability of the Company to produce or obtain clinical or commercial quantities of its potential products in compliance with applicable regulations or at an acceptable cost.

PATENTS AND PROPRIETARY RIGHTS

    The Company believes that patent and trade secret protection is crucial to its business and that its future will depend in part on its ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others, both in the United States and other countries. In October 1997, the Company was awarded a United States patent, No. 5,677,178 from the United States Patent and Trademark Office for claims covering the use of ONYX-015 for the treatment of functionally p53-deficient cancers. The Company has received two additional United States patents, the first of which claims the use of certain adenoviral mutants that kill functionally Rb-deficient tumor cells and another that claims compositions of matter that consist of ONYX-015 and a chemotherapeutic. These are No. 5,801,029 and No. 5,846,945, respectively. As of March 5, 1999, the Company owned or had licensed rights to 24 United States patents and 55 United States patent applications, and generally, foreign counterparts of these filings. These patents and patent applications cover in most cases discoveries made with respect to biological materials and interactions of biological materials, including research tools used by the Company in its drug discovery programs. The Company's rights under five of the United States patents and nine of the United States patent applications are nonexclusive rights held under a license from Chiron that was granted to the Company in connection with its formation. Additionally, the Company has exclusive rights to one patent application under the Chiron license. The Company also has nonexclusive rights under one United States patent held under license from the State University of New York-Stony Brook.

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

    In respect of the foregoing, the Company is aware of a patent application filed in the United States, Europe, Japan and Canada by General Hospital Corporation, an affiliate of Massachusetts General Hospital. This patent application is related to research involving a modified herpes simplex virus but it also includes broader claims that, if they were to issue, would cover the p53 Program including ONYX-015. The Company believes, and has received an opinion from outside counsel to the effect, that claims made in the General Hospital patent application that may impinge on ONYX-015 and the p53 Program are not patentable. Consistent with this opinion is a review of the European patent status of the General Hospital patent application which shows that the Examiner is requiring that the claims be limited to herpes. However, there can be no assurance that broad claims applicable to ONYX-015 or the p53 Program will not issue from the General Hospital patent application in one or more countries, that the Company would be successful in challenging any such claims, or that a license would be available under any such patent if it were to issue.

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

    The Company has identified U.S. Patent No. 5,837,520 that covers methods of purification of viral vectors. Canji, Inc. ("Canji") either owns or has licensed the rights to this patent. The Company may seek a license under this patent from Canji. However, if such license is not available at commercially reasonably terms, or at all, the Company would develop methods that are not covered by the patent. In any event, the Company does not believe that this patent will have a material adverse effect on the Company's business assets, liabilities, financial condition, operations or prospects.

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

GOVERNMENT REGULATION

    Regulation by government authorities in the United States and other countries will be a significant factor in the manufacturing and marketing of any products that may be discovered or developed by the Company, or that may arise out of the Company's research. All of the Company's products will require regulatory approval by government agencies prior to commercialization. The Company anticipates that its products will be subject to rigorous preclinical and clinical testing and premarket approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, testing, labeling, storage, recordkeeping and marketing and promotion of such products.

    The steps ordinarily required before a drug or biological product may be marketed in the United States include (a) preclinical and clinical studies, (b) the submission to the FDA of an IND which must become effective before human clinical trials may commence, (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug or biologic, (d) the submission of a marketing application to the FDA, and (e) FDA approval of the marketing application, including inspection and approval of the product manufacturing facility.

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

    All data obtained from this comprehensive development program are submitted as a marketing application to the FDA and the corresponding agencies in other countries for review and approval. FDA approval of a marketing application is required before marketing may begin in the United States. The FDA may elect to present data on the Company's products to one of its advisory committees for review and recommendation before approval is granted. Essentially all proposed products of the Company will be subject to demanding and time-consuming approval procedures in the countries where the Company intends to commercialize its products. These regulations define not only the form and content of the development of safety and efficacy data regarding the proposed product, but also impose specific requirements regarding manufacture of the product, testing, quality assurance, packaging, storage, documentation, recordkeeping, labeling, advertising, and marketing procedures. Effective commercialization also requires inclusion of the Company's products in national, state, provincial, or institutional formularies or cost reimbursement systems.

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

COMPETITION

    Onyx is engaged in a rapidly changing and highly competitive field. Other products and therapies that will compete directly with the products that the Company is seeking to develop and market currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those being pursued by the Company. Some of these competitive products are in clinical trials. In particular, Schering-Plough Corporation is conducting a Phase I clinical trial in colon metastases to the liver, and Introgen Therapeutics, Inc. is conducting a Phase II clinical trial in head and neck cancer with p53 gene therapy products, and other companies are in earlier stages of research with small molecule drug and antisense approaches to treat p53-deficient tumors. Such products would compete directly with ONYX-015. Other companies, including Merck & Co. and Genentech, Inc., are developing small molecule drugs to inhibit targets involving the ras pathways. Such products may compete with potential products identified in the Company's ras Program. Other companies are in earlier stages of research with small molecule drugs, gene therapy and antisense approaches to treat ras-related cancers. Other companies, such as Mitotix Corporation, are developing proprietary positions including patented reagents and assays that may require the Company to seek licenses to the technology or may impact the Company's research by limiting the use of certain technology. There can be no assurance that the Company's competitors will not succeed in developing cancer specific therapies that are more effective than any that are being developed or that may be developed by the Company, or that would render the Company's technologies obsolete and noncompetitive. Moreover, there are currently commercially available products for the treatment of certain disease targets being pursued by the Company.

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

EMPLOYEES

    As of December 31, 1998, the Company had 128 full-time employees of whom 48 hold Ph.D. or M.D. degrees. 103 of the Company's employees are in research and development and 25 are in business development, finance and administration. No Company employee is represented by a labor union and the Company considers its employee relations to be good.

    In order to refocus the Company's resources on more near-term product opportunities, in February 1999, the Company reduced its workforce by 14 regular full-time employees as part of a corporate downsizing and incurred an expense of approximately $250,000.

SCIENTIFIC ADVISORY BOARD

    The Company's Scientific Advisory Board ("SAB") consists of individuals with expertise in many aspects of molecular oncology that advise the Company and provide critical review of the various development activities of the Company. The SAB meets several times a year. In addition, the SAB members consult with and meet informally with the Company on a frequent basis. Certain SAB members own shares of common stock of the Company. Every member of the SAB has entered into a consulting agreement with the Company covering the terms of their positions as consultants to the Company and as members of the SAB. The members of the Company's SAB are as follows:

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

    DOUGLAS HANAHAN, PH.D. has served as Associate Director of the Hormone Research Institute since July 1992 and has served as a Professor in the Department of Biochemistry at the University of California San Francisco since August 1988. Dr. Hanahan's laboratory is a leader in developing genetically engineered mouse models of cancer, and applying those models to identify key genetic and cellular changes that specify a tumor's developmental pathway and essential characteristics, including the control of angiogenesis and cell death, and increasingly in exploring transgenic mice as platforms for preclinical evaluation of therapeutic strategies.

    EDWARD E. HARLOW, JR., PH.D. has served as Chairman of the SAB since September 1997 and previously from April 1992 to March 1996. He has served as Scientific Director of the Massachusetts General Hospital Cancer Center and has served as Professor and Chair of Biological Chemistry and Molecular Pharmacology at the Harvard Medical School since 1990. Dr. Harlow's research interests include regulation of the mammalian cell cycle, biochemistry of the retinoblastoma protein and related proteins and cdc2 kinases. Dr. Harlow is a member of the National Academy of Sciences.

    FRANK MCCORMICK, PH.D., F.R.S., founder of the Company, served as Chairman of the SAB from March 1996 to September 1997, Vice President and Chief Scientific Officer of the Company from 1995 until December 31, 1996, and as a director of the Company from April 1992 to May 1997. He served as Vice President of Research from April 1992 until 1995. Prior to founding the Company, Dr. McCormick served as Vice President of Therapeutic Research at Chiron from December 1991 until April 1992. Prior to that, Dr. McCormick was employed at Cetus in various positions from 1982 until December 1991, serving as Vice President of Discovery Research of Cetus from 1990 until December 1991. Dr. McCormick received a Ph.D. in biochemistry from Cambridge University in England, and completed post-doctoral research at the State University of New York at Stony Brook and the Imperial Cancer Research Fund in London. He is a Fellow of the Royal Society of Great Britain. Currently, Dr. McCormick serves as Director of the UCSF Cancer Center and Cancer Research Institute, the David A. Wood Professor of Tumor Biology and Cancer Research, and the Associate Dean of the School of Medicine at the University of California San Francisco.

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

ADDITIONAL BUSINESS RISKS

    THE DISCUSSION IN THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS DISCUSSED BELOW AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT.

OUR PRODUCTS ARE AT AN EARLY STAGE OF DEVELOPMENT AND THERE IS A HIGH RISK OF
  FAILURE

    We have no products that have received regulatory approval for commercial sale. All of our products are in an early stage of development. We will have to conduct significant additional research and preclinical (animal) and clinical (human) testing before we can file applications with the FDA for product approval. If any products result from our research and development programs, we do not expect that they will be commercially available for a number of years. We cannot assure you that any of our product development efforts will be successfully completed, that any of the Company's products will be proven to be safe and effective, that regulatory approvals will be obtained at all or be as broad as sought, that the Company's products will be capable of being produced in commercial quantities at reasonable cost or that any products, if introduced, will achieve market acceptance.

THERE ARE SPECIAL RISKS ASSOCIATED WITH NEW TECHNOLOGY

    Drug discovery methods based upon the genetic basis of cancer are relatively new, and there can be no assurance that the Company will be able to employ these methods of drug discovery successfully or that these methods will lead to the discovery of commercially viable pharmaceutical products. Only one of our compounds, the ONYX-015 therapeutic virus, has entered human clinical trials. We cannot assure you that our current or future research and development programs will lead to additional compounds which will be submitted for clinical testing or advance to human clinical trials.

THE CLINICAL SUCCESS OF ONYX-015 IS UNCERTAIN

    We have self-funded three Phase II clinical trials of ONYX-015 for the treatment of head and neck cancer. Interim clinical results announced to date represent partial unaudited information from the clinical sites and investigators. Final data based on audited case report forms may differ from the interim results. We expect to release the final results of these trials in the second quarter of 1999. Our ability to obtain a corporate partner for the p53 program and to continue to develop ONYX-015 as a potential product will depend materially on the results of these trials. We are currently conducting Phase I/II human clinical trials to determine the safety, maximum tolerated dose, and efficacy of ONYX-015 in pancreatic cancer and in colorectal cancers that have metastasized to the liver, both as a single agent and in combination with chemotherapy.

    In addition, ONYX-015 efficacy has not been tested in animals with a fully functioning immune system, and the effect of the human immune response on ONYX-015 efficacy continues to be uncertain. If the human immune response causes a substantial reduction in anti-tumor effect, we may be required to engineer additional genes into the virus, to explore alternative viral strains, or to include immunosuppressive drugs as part of the clinical regimen for ONYX-015. Furthermore, in order to meet the needs of a wider spectrum of cancer patients and to treat metastatic cancers, the virus would need to be delivered systemically. We cannot assure you that these efforts will be successful.

    Although we plan to meet with the FDA to discuss the results of these trials, we cannot be assured that agreement will be reached with the FDA regarding design and commencement of a Phase III pivotal trial. In that case, we would be required to conduct additional Phase I and Phase II clinical trials to determine an appropriate indication and treatment regimen for ONYX-015, if we were to continue development of such product at all.

CLINICAL TRIALS FOR OUR PRODUCT CANDIDATES WILL BE EXPENSIVE AND THEIR OUTCOMES
  ARE UNCERTAIN

    Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we or our collaborative partners must demonstrate through preclinical testing and clinical trials that the product is safe and effective for use in humans. We will incur substantial expense for, and devote a significant amount of time to, preclinical and clinical testing and clinical trials. Historically, the results from preclinical testing and early clinical trials have not been predictive of results obtained in later clinical trials involving large-scale testing of patients in comparison to control groups. Clinical trials may require the enrollment of large numbers of patients and suitable patients may be difficult to identify and recruit. A number of companies in the pharmaceutical industry have suffered significant setbacks in every stage of clinical trials, even in advanced clinical trials after promising results in earlier trials.

    In addition, our other product candidates are in preclinical development, and we have not submitted investigational new drug applications nor begun clinical trials for such product candidates. Our preclinical or clinical development efforts may not be successfully completed. We may not file further investigational new drug applications. Our clinical trials may not commence as planned.

    Completion of clinical trials may take several years or more. The length of time generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

    - inability to manufacture sufficient quantities of materials used for clinical trials;

    - inability to adequately follow patients after treatment;

    - unforeseen safety issues;

    - lack of efficacy during the clinical trials; or

    - government or regulatory delays.

    We have limited experience in conducting and managing clinical trials. We rely on third parties, including our collaborative partners, to assist us in managing and monitoring clinical trials. Our reliance on such third parties may result in delays in completing, or failing to complete, such trials if they fail to perform under our agreements with them.

    Our product candidates may fail to demonstrate safety and efficacy in clinical trials. Such failure may delay development of other product candidates, and hinder our ability to conduct related preclinical testing and clinical trials. As a result of such failures, we may also be unable to obtain additional financing. Our business, financial condition and results of operations will be materially adversely affected by any delays in, or termination of, our clinical trials.

WE WILL NEED ADDITIONAL FUNDS

    We will require substantial funds to conduct the costly and time-consuming research and preclinical testing and clinical trials necessary to develop our technology and proposed products, and to establish relationships with collaborative partners to bring our product candidates to market. Our future capital requirements will depend upon a number of factors, including continued scientific progress in the research and development of our technology programs, the size and complexity of these programs, our ability to establish and maintain collaborative arrangements, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments and product commercialization activities.

FAILURE TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS WILL ADVERSELY
  AFFECT OUR BUSINESS

    Because of the scientific nature of our business, we are highly dependent on principal members of our scientific and management staff. In addition, we rely on consultants and advisors, including the members of our Scientific Advisory Board, to assist us in formulating our research and development strategy. None of our consultants or advisors are employees of the Company and all have commitments to, or consulting or advisory contracts with, other entities that may limit their availability. In order to pursue its product development plans, we will also be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation and manufacturing. These requirements are also expected to demand additional management personnel and the development of additional expertise by existing management personnel. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. The failure to maintain our management and scientific staff and to attract additional key personnel could materially adversely affect our business, financial condition and results of operations, including our ability to enter into and maintain collaborative arrangements. Although we intend to provide incentive compensation to attract and retain our key personnel, we cannot guarantee these efforts will be successful.

WE ARE DEPENDENT UPON COLLABORATIONS WITH PARTNERS TO COMPLETE DEVELOPMENT AND
  COMMERCIALIZE OUR PRODUCTS

    Our strategy for the development, clinical trials, manufacturing and commercialization of our products depends in large part upon maintaining and entering into various collaborations with corporate partners, licensors, licensees and others. Such collaborations are necessary in order for us to:

    - Fund our research and development activities;

    - Fund preclinical testing, clinical trials and manufacturing;

    - Seek and obtain regulatory approvals; and

    - Successfully commercialize existing and future product candidates.

    We are currently seeking a collaborative partner for the p53 Program, including the development and commercialization of ONYX-015. If we fail to maintain or establish such arrangements, we will be required to undertake such activities at our own expense, which would significantly increase our capital requirements and limit the programs we are able to pursue. In addition, we may encounter significant delays in introducing products into certain markets or find that the development, manufacture or sale of our products in such markets is adversely affected by the absence of such collaborative agreements.

    There are other risks associated with corporate collaborations, including:

    - The amount and timing of expenditure of resources by the partner can vary for reasons outside our control;

    - Business combinations and changes in a partner's business strategy may adversely affect a partner's willingness or ability to complete its obligations under the agreement;

    - The right of the partner to terminate the agreement on limited notice and for reasons outside our control;

    - The partner may develop or have rights to competing products and withdraw support of our products;

    - If an agreement is terminated, the program will be delayed and we will be required to devote additional resources to the program, seek another partner, or abandon the program; and

    - Disagreements may arise with a partner regarding breach of the agreement or ownership of proprietary rights.

    These factors and other possible disagreements with partners or collaborators could lead to delays in the collaborative research, development or commercialization of certain product candidates or could require or result in litigation or arbitration, which would be time consuming and expensive, and would have a material adverse effect on our business, financial condition and results of operations.

WE DO NOT HAVE COMMERCIAL SCALE MANUFACTURING EXPERTISE

    We lack the resources and capability to manufacture our products for small or large-scale clinical trials or in commercial quantities, and we have no experience in such manufacturing. It would require substantial funds to establish that capability. Our collaborative partners generally have the exclusive right to manufacture products resulting from the collaborations, and we expect to have similar manufacturing arrangements in future collaborations. Consequently, we are dependent on third parties, including collaborative partners, to manufacture our products. Contract manufacturers often encounter difficulties in scaling up production, including problems involving production yields, quality control and quality assurance and shortage of qualified personnel. Our contract manufacturer may not perform as agreed or may not remain in the contract manufacturing business for the time required by us to successfully produce and market our product candidates. If our contract manufacturer fails to deliver the required quantities of our product candidates for clinical use on a timely basis and at commercially reasonable prices, and we fail to find a replacement manufacturer or develop our own manufacturing capabilities, our business, financial condition and results of operations will be materially adversely affected. Additional manufacturing risks include the following:

    - We are dependent upon a sole source for clinical supply of ONYX-015;

    - We are aware of only a limited number of manufacturers who could supply ONYX-015 and other therapeutic viruses we may develop; and

    - Substantial improvements in the current manufacturing process will be required to produce commercial quantities of ONYX-015, and Onyx is dependent upon a third party to develop such a process.

MARKET ACCEPTANCE OF OUR PRODUCTS IS UNCERTAIN

    Our product candidates may not gain market acceptance among physicians, patients, healthcare payers and the medical community. We may not achieve market acceptance even if the requisite regulatory approvals are obtained for our potential products or for products developed with collaboration partners. Uncertainty exists as to whether such products will be accepted by the market. A number of additional factors also may limit the market acceptance of products including the following:

    - Rate of adoption by healthcare practitioners;

    - Indications for which the product is approved;

    - Rate of the products' acceptance by the target population;

    - Timing of market entry relative to competitive products;

    - Availability of alternative therapies;

    - Price of the Company's product relative to alternative therapies;

    - Availability of third-party reimbursement;

    - Extent of marketing efforts by the Company and third-party distributors or agents retained by the Company; and

    - Side effects or unfavorable publicity concerning our products or similar products.

WE DO NOT HAVE MARKETING AND SALES EXPERIENCE

    We do not have a marketing, sales or distribution capability. For certain products, we may establish an internal marketing and sales force. We intend to enter into arrangements with third parties to market and sell most of our products. We may not be able to enter into marketing and sales arrangements with others on acceptable terms, if at all. To the extent that we enter into marketing and sales arrangements with other companies, our revenues, if any, will depend on the efforts of others. These efforts may not be successful. If we are unable to enter into third-party arrangements, then we must develop a marketing and sales force, which may need to be substantial in size, in order to achieve commercial success for any product candidate approved by the FDA. To the extent that we enter into co-promotion or other licensing arrangements, we may have to develop our own sales, marketing or distribution capability. We may not successfully develop marketing and sales experience or have sufficient resources to do so. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we fail to establish successful marketing and sales capabilities or fail to enter into successful marketing arrangements with third parties, our business, financial condition and results of operations will be materially adversely affected.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY OR OPERATE OUR BUSINESS
  WITHOUT INFRINGING INTELLECTUAL PROPERTY RIGHTS OF OTHERS

    Our technology will be protected from unauthorized use by others only to the extent that it is covered by valid and enforceable patents or effectively maintained as trade secrets. As a result, our success depends in part on our ability to:

    - obtain patents;

    - protect trade secrets;

    - operate without infringing upon the proprietary rights of others; and

    - prevent others from infringing on our proprietary rights.

    We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims that will be allowed under our patent applications or their enforceability. Our patents or patent applications, issued or pending, respectively, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

    We cannot be certain that we were the first to make the inventions covered by each of our issued or pending patent applications or that we were the first to file patent applications for such inventions. We may need to license the right to use third-party patents and intellectual property to continue development and marketing of our products. We may not be able to acquire such required licenses on acceptable terms, if at all. If we do not obtain such licenses, we may need to design around other parties' patents, or we may not be able to proceed with the development, manufacture or sale of our products. We may face litigation to defend against claims of infringement, assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the scope and validity of others' proprietary rights. Patent litigation is costly. In addition, we may require interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions relating to our patent applications. Litigation or interference proceedings could have a material adverse effect on our business, financial condition and results of operations, and we could be unsuccessful in our efforts to enforce our intellectual property rights.

WE FACE INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE

    We are engaged in a rapidly changing and highly competitive field. Other products and therapies that currently exist or are being developed will compete with the products we are seeking to develop and market. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive products are in clinical trials. In particular, Schering-Plough Corporation is conducting a Phase I clinical trial in colon metastases to the liver and Introgen Therapeutics, Inc. is conducting a Phase II clinical trial in head and neck cancer with p53 gene therapy products. Other companies are in earlier stages of research with small molecule drug and antisense approaches to treat p53-deficient tumors. Such products would compete directly with ONYX-O15. Other companies, including Merck & Co. and Genentech, Inc., are developing small molecule drugs to inhibit targets involving the ras pathways. Such products may compete with potential products identified in the Company's ras Program. Other companies are in earlier stages of research with small molecule drugs, gene therapy and antisense approaches to treat ras-related cancers. Other companies, such as Mitotix Corporation, are developing proprietary positions including patented reagents and assays which may require the

Company to seek licenses to the technology or may impact the Company's research by limiting the use of certain technology.

    Many of these companies, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience than we do in:

    - developing products;

    - undertaking preclinical testing and human clinical trials;

    - obtaining FDA and other regulatory approvals of products; and

    - manufacturing and marketing products.

    Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products before us. If we commence commercial product sales, we will be competing against companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience.

    We also face, and will continue to face, competition from academic institutions, government agencies and research institutions. There are numerous competitors working on products to treat each of the diseases for which we are seeking to develop therapeutic products. In addition, any product candidate that we successfully develop may compete with existing therapies that have long histories of safe and effective use. Competition may also arise from:

    - other drug development technologies and methods of preventing or reducing the incidence of disease;

    - new small molecules; or

    - other classes of therapeutic agents.

    Developments by competitors may render our product candidates or technologies obsolete or noncompetitive. We face and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies for establishing relationships with academic and research institutions, and for licenses to proprietary technology. These competitors, either alone or with their collaborative partners, may succeed with technologies or products that are more effective than ours.

WE HAVE A HISTORY OF LOSSES

    To date we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses. As of December 31, 1998, we had an accumulated deficit of approximately $63.3 million. We expect to incur significant and increasing operating losses over at least the next several years as our research and development efforts and preclinical testing and clinical trial activities expand. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the execution or termination of collaborative arrangements or the initiation, success or failure of clinical trials.

OUR FUTURE PROFITABILITY IS UNCERTAIN

    We have funded our research and development activities primarily from private placements of preferred and common stock, the initial public offering of our common stock, revenues generated from our collaborative arrangements and bank loans. We expect that substantially all of our revenues for the foreseeable future will result from payments under collaborative arrangements. To date, such payments have been in the form of reimbursement of research and development expenses, license fees and milestone payments. Payments under our existing and any future collaborative arrangements will be subject to significant fluctuation in both timing and amount. Our revenues may not be indicative of our future performance or of our ability to continue to achieve such milestones. Our revenues and results of operations for any period may also not be comparable to the revenues or results of operations for any other period.

    We do not expect to generate revenues from the sale of products for the foreseeable future. Our ability to achieve profitability depends upon our success in entering into further collaborative agreements and our ability, alone or with others, to complete development of our potential products, to obtain required regulatory approvals and to successfully manufacture and market such products. If a significant portion of these efforts is not successful, our business, financial condition and results of operations will be materially adversely affected.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATIONS AND WE MAY NOT BE ABLE TO
  OBTAIN REGULATORY APPROVALS

    Our product candidates under development are subject to extensive and rigorous domestic regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If our products are marketed abroad, they also are subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or any foreign market. Because certain of the products that may result from our research and development programs involve the application of new technologies and will be based on new therapeutic approaches, such products may be subject to substantial additional review by various governmental regulatory authorities and as a result, regulatory approvals may be obtained more slowly than for products using more conventional technologies.

    The regulatory review and approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Additional governmental regulations may be promulgated that could delay regulatory approval of the Company's or a corporate partner's potential products. Delays in obtaining regulatory approvals may:

    - adversely affect the successful commercialization of any drugs that Onyx or our collaborative partners develop;

    - impose costly procedures on Onyx or our collaborative partners;

    - diminish any competitive advantages that Onyx or our collaborative partners may attain; and

    - adversely affect our receipt of revenues or royalties.

    Certain material changes to an approved product such as manufacturing changes or additional labeling claims are subject to further FDA review and approval. Any required approvals, once obtained, may be withdrawn. Compliance with other regulatory requirements may not be maintained. Further, if we fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory process, Onyx or our contract manufacturers may be subject to sanctions, including:

    - delays;

    - warning letters;

    - fines;

    - product recalls or seizures;

    - injunctions;

    - refusal of the FDA to review pending market approval applications or supplements to approval applications;

    - total or partial suspension of production;

    - civil penalties;

    - withdrawals of previously approved marketing applications, and

    - criminal prosecutions.

    We expect to rely on our collaborative partners to file investigational new drug applications and generally direct the regulatory approval process for many of our products. Our collaborative partners may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates. If we fail to obtain required governmental approvals, our collaborative partners will experience delays in or be precluded from marketing products developed through our research. In addition, the commercial use of our products will be limited. Delays and limitations may materially adversely affect our business, financial condition and results of operations.

    We and our contract manufacturers also are required to comply with the applicable FDA current good manufacturing practice regulations. Good manufacturing practice regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. Such facilities must be approved before we can use them in commercial manufacturing of our products. We or our contract manufacturers may not be able to comply with the applicable good manufacturing practice requirements and other FDA regulatory requirements. If we or our contract manufacturers fails to comply, our business, financial condition and results of operations will be materially adversely affected.

WE FACE PRODUCT LIABILITY RISKS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE INSURANCE

    The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to liability claims resulting from such use or sale of our products. These claims might be made directly by consumers, healthcare providers or by pharmaceutical companies or others selling such products. We may experience financial losses in the future due to product liability claims. We have obtained limited product liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development. However, insurance coverage is becoming increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our business, financial condition and results of operations may be materially adversely affected.

OUR OPERATIONS INVOLVE HAZARDOUS MATERIALS

    Our research and manufacturing activities involve the controlled use of hazardous materials. We may incur substantial costs to comply with environmental regulations if we develop manufacturing capacity. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and may materially adversely affect our business, financial condition and results of operations.

OUR STOCK PRICE IS HIGHLY VOLATILE

    The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our stock price include:

    - fluctuations in our operating results;

    - announcements of technological innovations or new commercial therapeutic products by us or our competitors;

    - published reports by securities analysts;

    - progress with clinical trials;

    - governmental regulation;

    - changes in reimbursement policies;

    - developments in patent or other proprietary rights;

    - developments in our relationship with collaborative partners;

    - public concern as to the safety and efficacy of our products; and

    - general market conditions.

EXISTING STOCKHOLDERS HAVE SIGNIFICANT INFLUENCES OVER US

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

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS

    Our Certificate of Incorporation provides for staggered terms for the members of the Board of Directors. The staggered Board of Directors and certain other provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of delaying or preventing takeover attempts, including transactions in which stockholders might receive a premium for their shares. Our Certificate of Incorporation and Bylaws require that any action required or permitted to be taken by our stockholders must be taken at a properly called meeting of stockholders that may be called only by the Board of Directors, the Chairman of the Board or the President. In addition, the Board of Directors has the authority, without stockholder action, to fix the rights and preferences of and issue shares of preferred stock, which may have the effect of delaying or preventing a change in control.

WE DO NOT INTEND TO PAY DIVIDENDS

    We intend to retain any future earnings to finance the growth and development of our business and we do not plan to pay cash dividends in the foreseeable future.

WE FACE UNCERTAINTY WITH YEAR 2000 COMPLIANCE

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to receive supplies from our venders, or operate our accounting and other internal systems. If our software vendors are unable to address the Year 2000 compliance of their products, or should our suppliers' operations be disrupted by the Year 2000 issue, then our ability to serve collaborative partners and develop products may be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock began trading on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "ONXX" on May 9, 1996. Prior to that date, there was no public market for the Company's common stock. The following table sets forth, for the periods indicated the high and low sales prices of the common stock reported on the Nasdaq National Market.

                                                                            HIGH        LOW
                                                                          ---------  ---------
1997
First Quarter...........................................................  $  14.250  $   8.750
Second Quarter..........................................................     14.375     10.000
Third Quarter...........................................................     11.125      8.375
Fourth Quarter..........................................................      9.875      6.125

1998
First Quarter...........................................................      8.250      6.688
Second Quarter..........................................................     11.500      5.875
Third Quarter...........................................................      7.688      3.500
Fourth Quarter..........................................................      8.875      5.000

    On March 19, 1999, the last sale price reported on the Nasdaq National Market for the Company's common stock was $6.13 per share.

HOLDERS

    There were approximately 330 stockholders of the common stock of the Company as of December 31, 1998.

DIVIDENDS

    The Company has not paid cash dividends on its common stock and does not plan to pay any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                           ONYX PHARMACEUTICALS, INC.

    The following table summarizes certain selected financial data for each of the five years ended December 31, 1998. The information presented should be read in conjunction with the financial statements and notes included elsewhere in this Report.

                                                                         YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------
                                                           1998        1997        1996        1995        1994
                                                        ----------  ----------  ----------  ----------  ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenue.........................................  $   11,314  $    7,799  $    8,302  $    6,945  $    5,616
Operating expenses:
  Research and development............................      25,383      20,715      14,767      13,290      10,492
  General and administrative..........................       5,275       5,089       3,527       2,807       2,355
                                                        ----------  ----------  ----------  ----------  ----------
Loss from operations..................................     (19,344)    (18,005)     (9,992)     (9,152)     (7,231)
Interest income, net..................................       1,685       1,980       1,575         725         468
                                                        ----------  ----------  ----------  ----------  ----------
Net loss..............................................  $  (17,659) $  (16,025) $   (8,417) $   (8,427) $   (6,763)
                                                        ----------  ----------  ----------  ----------  ----------
                                                        ----------  ----------  ----------  ----------  ----------
Basic and diluted net loss per share(1)...............  $    (1.56) $    (1.65) $    (1.31) $    (8.92) $    (8.67)
                                                        ----------  ----------  ----------  ----------  ----------
                                                        ----------  ----------  ----------  ----------  ----------
Shares used in computing basic and diluted net loss
  per share(1)........................................      11,289       9,707       6,401         945         780
                                                        ----------  ----------  ----------  ----------  ----------
                                                        ----------  ----------  ----------  ----------  ----------


                                                                               DECEMBER 31,
                                                        ----------------------------------------------------------
                                                           1998        1997        1996        1995        1994
                                                        ----------  ----------  ----------  ----------  ----------
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments.....  $   32,160  $   35,472  $   40,329  $   12,483  $   16,360
Total assets..........................................      37,207      41,858      45,779      17,756      22,800
Long-term debt, noncurrent portion....................       2,382       4,336          99         544         906
Accumulated deficit...................................     (63,271)    (45,612)    (29,587)    (21,170)    (12,743)
Total stockholders' equity............................  $   21,619  $   28,821  $   40,923  $   13,545  $   18,309
  The increase in cash and total assets during the year ended December 31, 1996 was primarily a result of the initial public offering that occurred in May 1996.

  The Company has never declared or paid dividends on its common stock.

------------------------

(1) Basic and diluted net loss per share for 1996, 1995 and 1994 have also been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98, issued by the SEC in February 1998 ("SAB 98"). Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletin Nos. 55, 62 and 83 are now excluded from the computation as their effect is antidilutive under SFAS 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS AND SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS DISCUSSED BELOW AND IN "BUSINESS" AND "ADDITIONAL BUSINESS RISKS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

    Since its inception, the Company has been engaged in the discovery and development of novel therapeutics including both small molecule drugs and therapeutic viruses that are based upon the genetics of human disease. The Company has initially chosen to focus its research in the area of cancer. The Company intends to pursue its therapeutic discovery programs independently and in collaboration with pharmaceutical companies, and to collaborate with such companies on the development and commercialization of any products that may result from the Company's discovery programs. The Company has entered into collaborative agreements with Bayer in the area of ras oncogenes and Eli Lilly on the function of the BRCA1 gene in breast cancer. The Company has also entered into two separate collaborative agreements with Warner-Lambert, one in cell cycle mutations in cancer and a second pertaining to inflammation and autoimmunity. As of February 1, 1999, the collaboration with Bayer in the ras program transitioned from research activities to co-development of a clinical candidate.

    The Company has not been profitable since inception and expects to incur substantial and increasing losses for the foreseeable future, primarily due to the expansion of its research and development programs, including preclinical studies and clinical trials. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 1998, the Company's accumulated deficit was approximately $63.3 million.

    The Company's business is subject to significant risks, including the risks inherent in its research and development efforts, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. The Company does not expect to generate revenues from the sale of proposed products in the foreseeable future.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

REVENUE

    Revenue from collaborative research and development agreements ("contract revenue") with Bayer, Eli Lilly and Warner-Lambert accounted for approximately 96% of the Company's total revenue in 1998 and 99% of the Company's total revenue in both 1997 and 1996. Contract revenue for the years ended December 31, 1998, 1997 and 1996 was $10.8 million, $7.7 million and $8.2 million, respectively. Contract revenue recorded from Bayer accounted for approximately $3.7 million or 34% of total contract revenue for 1998, $4.7 million or 61% of total contract revenue for 1997 and $5.2 million or 64% of total contract revenue for 1996. Contract revenue recorded from Eli Lilly accounted for approximately $1.2 million or 11% of total contract revenue in 1998, $1.2 million or 16% of total contract revenue in 1997 and $910,000 or 11% of total contract revenue in 1996. Contract revenue recorded from Warner-Lambert for the cell cycle program accounted for approximately $2.8 million or 26% of total contract revenue in 1998, $1.8 million or 23% of total contract revenue in 1997 and $2.1 million or 25% of total contract revenue in 1996. Contract revenue recorded from Warner-Lambert for the inflammation program was $3.1 million or 29% of total contract revenue in 1998. In 1997, no funds were received and no revenue was recognized from Warner-Lambert for the inflammation agreement. The Company anticipates that its contract revenue for 1999 will be less than 1998 due to the conclusion of the research funding phase of the Bayer collaboration agreement on January 31, 1999.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses were $25.4 million, $20.7 million and $14.8 million during the years ended December 31, 1998, 1997 and 1996, respectively. The 1998 expense increase of 23% was primarily due to additional costs associated with Phase I and Phase II clinical trials of ONYX-015, the lead product in the Company's p53 program. Additionally, 1998 expenses increased over the same period in 1997 due to higher research expenses in the Company's therapeutic virus program. The 1997 expense increase of 40% was due to increased payroll and personnel expenses as the Company hired additional research and development staff and increased expenses in connection with the preclinical and clinical development of ONYX-015. Research under the Company's collaboration agreements with Bayer, Eli Lilly and Warner-Lambert is fully funded by the collaborative partners up to specified levels. The Company expects to continue to expand the scope of its research and development programs in future periods, which may result in substantial increases in research and development expenses, including costs associated with clinical development of ONYX-015 in the p53 therapeutic virus program. These research and development expenses may not be funded by collaborative partners.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses were $5.3 million, $5.1 million and $3.5 million during the years ended December 31, 1998, 1997 and 1996, respectively. General and administrative expenses in 1998 were essentially unchanged over 1997. The 1997 expense increase of 44% over the same period in 1996 was primarily due to increased administrative staffing and higher expenses in connection with the Company's reporting and other requirements associated with operating as a publicly held company.

NET INTEREST INCOME

    The Company had net interest income of $1.7 million, $2.0 million and $1.6 million during the years ended December 31, 1998, 1997 and 1996, respectively. Net interest income decreased by 15% in 1998 primarily due to interest expense on a line of credit arrangement entered into in December 1997. Net interest income increased 25% in 1997 over the same period in 1996 due to a higher average balance of cash, cash equivalents and short-term investments resulting from the Company's initial public offering of common stock in May 1996 (the "IPO") and an equity investment of $3.3 million from Warner-Lambert in May 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company's cash expenditures have substantially exceeded its revenues and the Company has relied primarily on the proceeds from the sale of equity securities and revenue from collaborative research and development agreements to fund its operations.

    At December 31, 1998, the Company had cash and investments of $32.2 million compared to $35.5 million and $40.3 million at December 31, 1997 and 1996, respectively. The decrease of $3.3 million in 1998 was primarily due to cash used in operations of $10.5 million, debt service of $2.1 million and capital expenditures of $1.3 million primarily offset by the issuance of 1,403,508 shares of common stock to two institutional investors, raising an additional $10.0 million in net proceeds. The decrease of $4.8 million in 1997 was due to cash used in operations of $11.8 million and capital expenditures of $2.2 million offset by debt financing of $6.4 million and a Warner-Lambert equity investment of $3.3 million. The increase in cash and investments of $27.8 million in 1996 was due to $31.2 million of net proceeds from the IPO and $4.0 million from a Warner-Lambert equity investment offset by cash used in operations of $5.8 million.

    The Company's cash used in operations was $10.5 million in 1998, $11.8 million in 1997 and $5.8 million in 1996. This cash was used primarily to fund increasing levels of research and development and the general and administrative expenses necessary to support increased operations. Capital expenditures amounted to $1.3 million in 1998, as compared to $2.2 million in 1997 and $1.5 million in 1996. The Company expects to make expenditures for capital additions of approximately $1.5 million in 1999.

    The Company records and amortizes over the related vesting periods deferred compensation representing the difference between the exercise price of options granted and the deemed fair value of its common stock at the time of grant. Options generally vest over four years. Deferred compensation of $793,000 and $141,000 was recorded in 1996 and 1995, respectively. The amortization of deferred compensation was $219,000, $219,000 and $272,000, respectively, for the years ended December 31, 1998, 1997 and 1996. Amortization of deferred compensation over the next fiscal year, including compensation recognized to date, will aggregate to $934,000 as such options vest.

    The Company believes that its existing capital resources and interest thereon and anticipated revenues from existing collaborations will be sufficient to fund its current and planned operations into the year 2000. There can be no assurance, however, that changes in the Company's research and development plans or other changes affecting the Company's operating expenses will not result in the expenditure of such resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods. The Company intends to seek such additional funding through collaborative arrangements, public and private equity or debt financings, capital lease transactions or other financing sources that may be available. However, there can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs or to obtain funds through collaborative arrangements with others that are on unfavorable terms or that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop itself.

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

    The Company has appointed a task force comprised of certain members of management to initiate and monitor a Year 2000 ("Y2K") program. The Company's plan to resolve the Y2K issue involves the following three phases: assessment, implementation of action plans and testing of systems to ensure compliance. The Company has completed its assessment phase and has determined that the financial and information technology systems of the Company are Y2K compliant. The Company has also identified certain scientific research and development systems applications that need to be upgraded or replaced in order to be Y2K compliant. The Company intends to upgrade or replace the computer systems, software and instrumentation that it deems critical to its operation by September 1, 1999. There can be no assurance that the Company will be able to upgrade any or all of its systems in accordance with its Y2K program or, once upgraded, that the systems will be Y2K compliant.

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

    The Company believes that its costs associated with the upgrade and/or conversion of existing computer software and hardware relating to the Y2K issue will be less than $400,000 based on modifications to date as well as the amount of scientific research and development equipment that may have to be upgraded.

    In the event that the Company does not upgrade its systems in a timely manner, the Company may encounter problems with the completion of certain scientific research and development experiments. The Company does not currently have a contingency plan in the event that the Company's or its significant suppliers' systems are not Y2K compliant.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents or short-term investments as fixed rate if the rate of return on an instrument remains fixed over its term. As of December 31, 1998, all of the Company's cash equivalents and short-term investments are classified as fixed rate.

    The table below presents the amounts and related weighted interest rates of the Company's cash equivalents and short-term investments at December 31, 1998:

                                                                                         FAIR VALUE         AVERAGE
                                                                         MATURITY      (IN $ MILLIONS)   INTEREST RATE
                                                                       -------------  -----------------  -------------
Cash equivalents, fixed rate.........................................      Daily               21.4             5.39%
Short-term investments, fixed rate...................................   0 - 1 year              5.2             5.69%
Short-term investments, fixed rate...................................   1 - 2 years             5.6             5.83%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Financial Statements and notes thereto appear on pages 47 to 64 of this Annual Report on Form 10-K.

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

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1)  INDEX TO FINANCIAL STATEMENTS

    The Financial Statements required by this item are submitted in a separate section beginning on page 47 of this Report.

       Report of Ernst & Young LLP, Independent Auditors
       Balance Sheets
       Statements of Operations
       Statements of Stockholders' Equity
       Statements of Cash Flows
       Notes to Financial Statements

    (2) FINANCIAL STATEMENT SCHEDULES

       Financial statement schedules have been omitted because the information required to be set forth therein is not applicable.

    (3) EXHIBITS

  EXHIBIT
   NUMBER                                           DESCRIPTION OF DOCUMENT
------------  ----------------------------------------------------------------------------------------------------
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

  EXHIBIT
   NUMBER                                           DESCRIPTION OF DOCUMENT
------------  ----------------------------------------------------------------------------------------------------
  10.5+*      Technology Transfer Agreement dated April 24, 1992 between Chiron Corporation and the Company, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1,
                1994, in the Letter Agreement dated May 20, 1994 and in the Letter Agreement dated March 29, 1996.

  10.6+       Scientific Advisory Board Consulting Agreement between Dr. Frank McCormick and the Company, as of
                March 29, 1996.

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

  10.21+*     Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.

  10.22+      Addendum to credit Terms and Conditions dated March 10, 1997 between the Company and Imperial Bank.

  10.23+*     Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement,
                dated December 15, 1997, between the Company and Warner-Lambert Company.

  23.1        Consent of Ernst & Young LLP, Independent Auditors.

  24.1        Power of Attorney. Reference is made to page 46.

  EXHIBIT
   NUMBER                                           DESCRIPTION OF DOCUMENT
------------  ----------------------------------------------------------------------------------------------------
  27.1        Financial Data Schedules.

------------------------

+  Filed as an exhibit to Company's Registration Statement on Form SB-2 (No.
    333-3176-LA), the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1996, March 31, 1997 and September 30, 1997, and the Company's Current Report on Form 8-K filed on January 26, 1998, and incorporated herein by reference.

*   Confidential treatment has been received for portions of this document.

(B)  REPORTS ON FORM 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond, County of Contra Costa, State of California, on the 30(th) day of March, 1999.

                                ONYX PHARMACEUTICALS, INC.

                                By:            /s/ HOLLINGS C. RENTON
                                     -----------------------------------------
                                                 Hollings C. Renton
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hollings C. Renton and Marilyn E. Wortzman or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connections therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

    In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------
                                President, Chief Executive
    /s/ HOLLINGS C. RENTON        Officer and Director
------------------------------    (Principal Executive and       March 30, 1999
      Hollings C. Renton          Financial Officer)

   /s/ MARILYN E. WORTZMAN
------------------------------  Controller (Principal            March 30, 1999
     Marilyn E. Wortzman          Accounting Officer)

    /s/ MICHAEL J. BERENDT
------------------------------  Director                         March 30, 1999
      Michael J. Berendt

    /s/ SAMUEL D. COLELLA
------------------------------  Director                         March 30, 1999
      Samuel D. Colella

       /s/ PAUL GODDARD
------------------------------  Director                         March 30, 1999
         Paul Goddard

------------------------------  Director                                 , 1999
      Edward E. Penhoet

      /s/ NICOLE VITULLO
------------------------------  Director                         March 30, 1999
        Nicole Vitullo

     /s/ WENDELL WIERENGA
------------------------------  Director                         March 30, 1999
       Wendell Wierenga

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Onyx Pharmaceuticals, Inc.

    We have audited the accompanying balance sheets of Onyx Pharmaceuticals, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onyx Pharmaceuticals, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Palo Alto, California

February 19, 1999

                           ONYX PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Current Assets:
  Cash and cash equivalents.................................................................  $  21,368  $  18,828
  Short-term investments....................................................................     10,792     16,644
  Other current assets......................................................................        609      1,002
                                                                                              ---------  ---------
      Total current assets..................................................................     32,769     36,474
Property and equipment, net.................................................................      3,730      4,562
Notes receivable from related parties.......................................................        649        812
Other assets................................................................................         59         10
                                                                                              ---------  ---------
                                                                                              $  37,207  $  41,858
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable..........................................................................  $   2,371  $   1,319
  Accrued liabilities.......................................................................      2,456      1,731
  Accrued clinical trials and related expenses..............................................      2,176      1,704
  Accrued compensation......................................................................        658        496
  Deferred revenue..........................................................................      3,318      1,209
  Long-term debt, current portion...........................................................      2,199      2,130
                                                                                              ---------  ---------
      Total current liabilities.............................................................     13,178      8,589
Long-term debt, noncurrent portion..........................................................      2,382      4,336
Deferred rent...............................................................................         28        112

Stockholders' Equity:
  Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and
    outstanding.............................................................................         --         --
  Common stock, $0.001 par value; 25,000,000 shares authorized; 11,452,457 and 9,850,518
    shares issued and outstanding as of December 31, 1998 and 1997, respectively............         11         10
  Additional paid-in capital................................................................     85,073     74,836
Deferred compensation.......................................................................       (194)      (413)
Accumulated deficit.........................................................................    (63,271)   (45,612)
                                                                                              ---------  ---------
      Total stockholders' equity............................................................     21,619     28,821
                                                                                              ---------  ---------
                                                                                              $  37,207  $  41,858
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                            See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
Revenue:
  Contract revenue ($9,607, $6,491 and $7,250 from related parties during
    1998, 1997 and 1996, respectively)........................................  $   10,808  $    7,691  $    8,160
  Grant and other revenue.....................................................         506         108         142
                                                                                ----------  ----------  ----------
      Total revenue...........................................................      11,314       7,799       8,302
Operating expenses:
  Research and development....................................................      25,383      20,715      14,767
  General and administrative..................................................       5,275       5,089       3,527
                                                                                ----------  ----------  ----------
      Total operating expenses................................................      30,658      25,804      18,294
                                                                                ----------  ----------  ----------
Loss from operations..........................................................     (19,344)    (18,005)     (9,992)
Interest income...............................................................       2,225       2,030       1,685
Interest expense..............................................................        (540)        (50)       (110)
                                                                                ----------  ----------  ----------
      Net loss................................................................  $  (17,659) $  (16,025) $   (8,417)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Basic and diluted net loss per share..........................................  $    (1.56) $    (1.65) $    (1.31)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Shares used in computing basic and diluted net loss per share.................      11,289       9,707       6,401
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                            See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                    CONVERTIBLE
                                  PREFERRED STOCK        COMMON STOCK      ADDITIONAL                                    TOTAL
                                -------------------   ------------------    PAID-IN       DEFERRED     ACCUMULATED   STOCKHOLDERS'
                                  SHARES     AMOUNT     SHARES    AMOUNT    CAPITAL     COMPENSATION     DEFICIT        EQUITY
                                -----------  ------   ----------  ------   ----------   ------------   -----------   -------------
Balances at December 31,
  1995........................   37,408,880   $ 37       957,823   $ 1      $34,788        $(111)       $(21,170)      $ 13,545

Conversion of preferred stock
  at 7.139 shares of preferred
  for 1 share of common
  stock.......................  (37,408,880)   (37)    5,240,065     5           32           --              --             --

Exercise of stock options at
  prices ranging from $0.007
  to $10.20 per share.........           --     --       162,711    --          153           --              --            153

Issuance of common stock in
  connection with initial
  public offering (net of
  issuance costs of $3,341)...           --     --     2,875,000     3       31,156           --              --         31,159

Net exercise of warrants......           --     --         1,801    --           --           --              --             --

Issuance of common stock for
  cash........................           --     --       254,683     1        4,000           --              --          4,001

Deferred compensation related
  to grant of certain stock
  options.....................           --     --            --    --          793         (793)             --             --

Amortization of deferred
  compensation................           --     --            --    --           --          272              --            272

Issuance of common stock
  pursuant to employee stock
  purchase plan...............           --     --        22,202    --          210           --              --            210

Net loss......................           --     --            --    --           --           --          (8,417)        (8,417)
                                -----------  ------   ----------  ------   ----------      -----       -----------   -------------

Balances at December 31,
  1996........................           --     --     9,514,285    10       71,132         (632)        (29,587)        40,923

Exercise of stock options at
  prices ranging from $0.0071
  to $10.875 per share........           --     --       109,781    --          116           --              --            116

Issuance of common stock to
  Warner-Lambert..............           --     --       192,941    --        3,333           --              --          3,333

Amortization of deferred
  compensation................           --     --            --    --           --          219              --            219

Issuance of common stock
  pursuant to employee stock
  purchase plan...............           --     --        33,511    --          255           --              --            255

Net loss......................           --     --            --    --           --           --         (16,025)       (16,025)
                                -----------  ------   ----------  ------   ----------      -----       -----------   -------------

                           ONYX PHARMACEUTICALS, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                    CONVERTIBLE
                                  PREFERRED STOCK        COMMON STOCK      ADDITIONAL                                    TOTAL
                                -------------------   ------------------    PAID-IN       DEFERRED     ACCUMULATED   STOCKHOLDERS'
                                  SHARES     AMOUNT     SHARES    AMOUNT    CAPITAL     COMPENSATION     DEFICIT        EQUITY
                                -----------  ------   ----------  ------   ----------   ------------   -----------   -------------
Balances at December 31, 1997
  (carried forward)...........           --     --     9,850,518    10       74,836         (413)        (45,612)        28,821

Balances at December 31, 1997
  (brought forward)...........           --   $ --     9,850,518   $10      $74,836        $(413)       $(45,612)      $ 28,821

Exercise of stock options at
  prices ranging from $0.0071
  to $10.875 per share........           --     --       153,870    --          159           --              --            159

Issuance of common stock for
  private placement (net of
  issuance costs of $154).....           --     --     1,403,508     1        9,845           --              --          9,846

Amortization of deferred
  compensation................           --     --            --    --           --          219              --            219

Issuance of common stock
  pursuant to employee stock
  purchase plan...............           --     --        44,561    --          233           --              --            233

Net loss......................           --     --            --    --           --           --         (17,659)       (17,659)
                                -----------  ------   ----------  ------   ----------      -----       -----------   -------------

Balances at December 31,
  1998........................           --   $ --    11,452,457   $11      $85,073        $(194)       $(63,271)      $ 21,619
                                -----------  ------   ----------  ------   ----------      -----       -----------   -------------
                                -----------  ------   ----------  ------   ----------      -----       -----------   -------------

                            See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss....................................................................  $  (17,659) $  (16,025) $   (8,417)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.............................................       2,022       1,843       1,536
    Loss on sale of fixed assets..............................................          10           1           3
    Forgiveness of notes receivable...........................................         127          75          41
    Amortization of deferred compensation.....................................         219         219         272
    Changes in assets and liabilities:
      Other current assets....................................................         393        (364)       (238)
      Other assets............................................................         (49)        210          (5)
      Accounts payable........................................................       1,052         626         206
      Accrued clinical trials and related expenses............................         472       1,573          --
      Accrued liabilities.....................................................         726         585         451
      Accrued compensation....................................................         162          57          97
      Deferred rent...........................................................         (84)       (161)         42
      Deferred revenue........................................................       2,109        (422)        258
                                                                                ----------  ----------  ----------
        Net cash used in operating activities.................................     (10,500)    (11,783)     (5,754)
                                                                                ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments.........................................     (12,492)    (35,149)    (74,769)
  Sales and maturities of short-term investments..............................      18,344      22,576      79,402
  Capital expenditures........................................................      (1,250)     (2,215)     (1,515)
  Notes receivable from related parties.......................................          37        (491)         --
  Proceeds from sale of fixed assets..........................................          49           5           1
                                                                                ----------  ----------  ----------
        Net cash provided by (used in) investing activities...................       4,688     (15,274)      3,119
                                                                                ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under long-term debt.............................................         225       6,371          --
  Payments on long-term debt..................................................      (2,110)       (448)       (409)
  Net proceeds from issuances of common stock, net of repurchases.............      10,237       3,704      35,523
                                                                                ----------  ----------  ----------
        Net cash provided by financing activities.............................       8,352       9,627      35,114
                                                                                ----------  ----------  ----------
  Net increase (decrease) in cash and cash equivalents........................       2,540     (17,430)     32,479
  Cash and cash equivalents at beginning of year..............................      18,828      36,258       3,779
                                                                                ----------  ----------  ----------
        Cash and cash equivalents at end of year..............................  $   21,368  $   18,828  $   36,258
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid during the year...............................................  $      540  $       50  $      110
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                            See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Onyx Pharmaceuticals, Inc. (the "Company" or "Onyx") was incorporated in the State of California on February 14, 1992 and commenced operations on April 24, 1992. On May 14, 1996, the Company reincorporated in the State of Delaware. Onyx is engaged in the discovery and development of novel therapeutics including both small molecule drugs and therapeutic viruses that are based upon the genetics of human disease.

BASIS OF PRESENTATION

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

    Revenue related to collaborative research agreements with corporate partners is recognized ratably over the related funding periods for each contract. The Company is required to perform research activities as specified in each respective agreement on a best efforts basis, and the Company is reimbursed based on the costs associated with the number of full-time equivalent employees working on each specific contract, which is generally on a ratable basis over the term of the agreement. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones, such as selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals.

    The Company receives certain revenue from United States government grants that supports the Company's research effort in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue of $456,000, $108,000 and $130,000 was recognized in 1998, 1997 and 1996, respectively. Revenue associated with these grants was recognized as costs under each grant were incurred.

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

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1998

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Management determines the appropriate classification of securities at the time of purchase. At December 31, 1998 and 1997, all securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. The estimated fair values have been determined by the Company using available market information. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in the statements of operations. There were no such gains or losses in each of the three years ended at December 31, 1998.

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

STOCK-BASED COMPENSATION

    The Company accounts for stock options granted to employees using the intrinsic-value method and, thus, recognizes no compensation expense for options granted to employees with exercise prices equal to the fair market value of the Company's common stock on the date of the grant.

NET LOSS PER SHARE

    Basic net loss per share and diluted net loss per share are presented in conformity with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," for all periods presented.

    In accordance with SFAS No. 128, basic net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Basic and diluted pro forma net loss per share has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of the convertible preferred stock (using the if-converted method) from the original date of issuance.

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1998

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    A reconciliation of shares used in the calculation of basic and diluted and pro forma basic and diluted net loss per share follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1998        1997       1996
                                                                                  ----------  ----------  ---------
Net loss........................................................................  $  (17,659) $  (16,025) $  (8,417)
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
BASIC AND DILUTED
Weighted average shares of common stock outstanding used in computing basic and
  diluted net loss per share....................................................      11,289       9,707      6,401
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
Basic and diluted net loss per share............................................  $    (1.56) $    (1.65) $   (1.31)
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------
PRO FORMA BASIC AND DILUTED
Shares used in computing basic and diluted net loss per share...................                              6,401
Adjusted to reflect the effect of the assumed conversion of preferred stock from
  the date of issuance..........................................................                              1,875
                                                                                                          ---------
Shares used in computing pro forma basic and diluted net loss per share.........                              8,276
                                                                                                          ---------
                                                                                                          ---------
Pro forma basic and diluted net loss per share..................................                          $   (1.02)
                                                                                                          ---------
                                                                                                          ---------

    The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive for each of the years ended December 31:

                                                                                             1998       1997       1996
                                                                                           ---------  ---------  ---------
Stock options for the purchase of shares of common stock.................................      1,483      1,404      1,157
Shares subject to repurchase.............................................................          3          9         31
                                                                                           ---------  ---------  ---------
Total....................................................................................      1,486      1,413      1,188
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

COMPREHENSIVE LOSS

    As of January 1, 1998, the Company adopted FASB Statement No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive loss. During the years ended December 31, 1998 and 1997, total comprehensive loss approximated net loss.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 133 for the year ending December 31, 1999. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1998

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on the Company's financial condition or results of operations.

NOTE 2.  COLLABORATIVE AGREEMENTS

BAYER CORPORATION

    In May 1994, the Company entered into a five-year collaborative agreement with Bayer Corporation, formerly Miles, Inc. ("Bayer"), a wholly owned subsidiary of Bayer AG, to fund research and development in a specified field of oncology. In connection with this agreement, Bayer purchased 6,750,000 shares of the Company's Series D preferred stock for $2.00 per share. The preferred shares converted into 945,510 shares of common stock upon closing of the initial public offering.

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

    Revenue recognized under this agreement was $3,700,000, $4,686,000 and $5,194,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Expenses related to this contract were $4,341,000, $5,074,000 and $6,018,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Deferred revenue of $1,424,000 as of December 31, 1998 represents payments for which revenue was not recognized as the Company had not completed all of the performance obligations related to this funding as of December 31, 1998.

WARNER-LAMBERT COMPANY

    In May 1995, the Company entered into a three-year research, development and marketing collaborative agreement with Warner-Lambert Company ("Warner-Lambert") in the field of cell cycle regulation. In connection with this agreement, Warner-Lambert purchased 1,500,000 shares of the Company's Series D preferred stock for $2.00 per share during the year ended December 31, 1995. This stock was converted to 210,113 shares of common stock at the time of the initial public offering. On May 4, 1996, Warner-Lambert purchased 254,683 shares of common stock for an aggregate purchase price of $4,000,000. Warner-Lambert also purchased 192,941 shares of common stock on May 4, 1997 at a purchase price of $3,333,000.

    Under the terms of the agreement, the Company will develop screening assays for particular targets selected by the parties and transfer them to Warner-Lambert for screening to identify active compounds. Warner-Lambert has exclusive rights to manufacture, market and sell products developed under the agreement, excluding Japan. In consideration for these research and development efforts and licensing rights, Warner-Lambert paid the Company $6,167,000 over the period May 4, 1995 to May 3, 1998. Warner-Lambert agrees to pay royalties and milestone payments dependent upon the occurrence of specified events as set forth in the agreement. If a product is identified as a result of the collaboration, the

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1998

NOTE 2.  COLLABORATIVE AGREEMENTS (CONTINUED)
Company may elect to co-promote such a product in the United States. Costs incurred will be funded by Warner-Lambert dependent upon the level of co-promotion.

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

    Revenue recognized under these agreements was $2,782,000, $1,805,000 and $2,056,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Expenses related to these agreements were $3,092,000, $2,951,000 and $3,316,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

    On July 31, 1997, the Company signed a three-year research and development agreement with Warner-Lambert aimed at discovering new therapeutics to regulate inflammation and autoimmunity. Terms of the agreement provide for receipt by the Company of an up-front licensing fee payable in three stages, as well as milestone payments and royalties on eventual product sales. In return, Warner-Lambert receives exclusive worldwide marketing rights to products emerging from the collaboration. In consideration for the research and development efforts and licensing rights, Warner-Lambert will pay the Company $8,187,000 over the period July 31, 1997 to July 30, 2000. Warner-Lambert agrees to pay royalties and milestone payments dependent upon the occurrence of specified events as set forth in the agreement. Warner-Lambert has the option to extend the research term from July 31, 2000 to July 31, 2001 provided that Warner-Lambert notifies the Company of the extension by July 31, 1999. Revenue recognized under this agreement was $3,125,000 for 1998. No revenues were recorded in 1997 as all related performance obligations for 1997 had not been achieved by year-end. Expenses related to this agreement were $2,274,000, $1,734,000 and $1,194,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

ELI LILLY & COMPANY

    On May 15, 1995, the Company entered into a one-year collaborative research and license agreement with Eli Lilly & Company ("Eli Lilly") to discover and develop targets for drug discovery in the modulation of the BRCA1 breast cancer gene pathway. Research focused around the BRCA1 gene licensed by Eli Lilly from Myriad Genetics, Inc. Eli Lilly retains exclusive rights to the BRCA1 gene. In connection with this agreement, Eli Lilly purchased 300,000 shares of the Company's Series D preferred stock at $2.00 per share. The preferred shares converted into 42,022 shares of common stock upon closing of the initial public offering.

    On June 12, 1996, the agreement with Eli Lilly was expanded and extended through June 12, 1999. During 1996 a scientific milestone was achieved for which Onyx received and recorded revenue of $685,000.

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1998

NOTE 2.  COLLABORATIVE AGREEMENTS (CONTINUED)
    Revenue recognized under this agreement was $1,200,000, $1,200,000 and $910,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Expenses related to this agreement were $1,211,000, $1,371,000 and $1,034,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Deferred revenue of $300,000 as of December 31, 1998 represents payment for research to be performed in the first quarter of 1999.

NOTE 3.  INVESTMENTS

    The following is a summary of available-for-sale securities (in thousands):

                                                                          ESTIMATED FAIR VALUE
                                                                          --------------------
                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Cash equivalents:
  U.S. corporate securities.............................................  $      --  $   6,057
  Foreign corporate securities..........................................         --      6,038
                                                                          ---------  ---------
    Total available-for-sale securities.................................         --     12,095
  Money market funds....................................................     21,368      6,731
  Cash..................................................................         --          2
                                                                          ---------  ---------
    Total cash and cash equivalents.....................................  $  21,368  $  18,828
                                                                          ---------  ---------
                                                                          ---------  ---------
Short-term investments:
  U.S. corporate securities.............................................  $  10,792  $  10,137
  Foreign corporate securities..........................................         --      2,007
  U.S. government securities............................................         --      2,000
                                                                          ---------  ---------
    Total available-for-sale securities.................................     10,792     14,144
  Certificates of deposit...............................................         --      2,500
                                                                          ---------  ---------
    Total short-term investments........................................  $  10,792  $  16,644
                                                                          ---------  ---------
                                                                          ---------  ---------
Total available-for-sale securities included in cash, cash equivalents and short-term investments............................................  $  10,792  $  26,239
                                                                          ---------  ---------
                                                                          ---------  ---------

    As of December 31, 1998 and 1997, the difference between the fair value and the amortized cost of available-for-sale securities was insignificant. The average portfolio maturity is approximately three months, and the contractual maturity of each of the investments does not exceed one and three-quarters years. In the short-term investment portfolio, $5.2 million has a maturity of less than one year and $5.6 million has a maturity of one to two years.

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1998

NOTE 4.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1998       1997
                                                                           ---------  ---------
Machinery and equipment..................................................  $   6,753  $   6,272
Furniture and fixtures...................................................        548        499
Leasehold improvements...................................................      4,068      3,999
                                                                           ---------  ---------
                                                                              11,369     10,770
Less accumulated depreciation and amortization...........................     (7,639)    (6,208)
                                                                           ---------  ---------
                                                                           $   3,730  $   4,562
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE 5.  LONG-TERM DEBT

LINE OF CREDIT

    The Company borrowed $6,596,000 under a line of credit arrangement with a bank that bears an interest rate of prime plus 1%. Equal monthly payments of principal plus interest are required in order to repay the outstanding balance by January 15, 2001. The line is secured by certain assets of the Company and contains covenants related to maintaining debt-to-equity ratios, tangible net worth minimums, cash and investment balances, as well as a restriction on paying dividends or repurchasing stock. As of December 31, 1998, $4,581,000 was outstanding on the line of credit at an interest rate of 8.75%.

NOTE 6.  FACILITY LEASE

    The Company leases its facility under an operating lease that expires in April 2000, with renewal options at the end of the lease for two subsequent five-year terms. In April 1996, the Company increased the size of the facility under lease from 40,000 square feet to 50,000 square feet. Minimum annual rental commitments under the operating lease at December 31, 1998 are as follows (in thousands):

YEAR ENDING DECEMBER 31:
1999..............................................................  $     480
2000..............................................................        160
                                                                    ---------
                                                                    $     640
                                                                    ---------
                                                                    ---------

    Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $408,000, $399,000 and $370,000, respectively.

NOTE 7.  RELATED PARTY TRANSACTIONS

    The Company has loans with certain employees and a former employee of which $649,000 and $812,000 were outstanding at December 31, 1998 and 1997, respectively. These loans bear interest at rates ranging from 0.0% to 6.49% per annum.

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1998

NOTE 7.  RELATED PARTY TRANSACTIONS (CONTINUED)
    On March 15, 1996, the Company entered into a three-year Scientific Advisory Board Consulting Agreement with a director of the Company. Under the terms of the agreement, the Company will pay an annual retainer of $50,000 beginning January 1, 1997, plus a daily consulting fee for services rendered. The agreement also calls for forgiveness of debt totaling $225,000 over three years beginning January 1, 1997, subject to the achievement of certain milestones and the continuation of the director as a Scientific Advisor of the Company. In 1998, $75,000 of the outstanding balance was forgiven, which brings the total forgiven to $150,000 at December 31, 1998.

NOTE 8.  STOCKHOLDERS' EQUITY

    In March 1996, the Board of Directors of the Company approved a one-for-7.139 reverse stock split of its common stock. Following stockholder approval, the stock split was effected on April 1, 1996. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this event.

    On May 14, 1996, the Company completed an initial public offering of 2,500,000 shares of common stock to the public at a price of $12.00 per share. In addition, the Company granted the underwriters an option to purchase up to 375,000 additional shares of common stock, which the underwriters exercised in full. The proceeds to the Company from the sale of 2,875,000 shares, net of the underwriters' discount and offering expenses payable by Onyx, were approximately $31.2 million. In conjunction with the offering, all previously issued convertible preferred stock was converted to common stock at a rate of 1 share of common stock for 7.139 shares of preferred stock.

    In March 1996, the Board amended and restated the 1992 Incentive Stock Plan, renamed it as the 1996 Equity Incentive Plan (the "Incentive Plan") and reserved 1,725,000 shares for issuance under the Incentive Plan. In May 1997, at the Company's annual meeting of stockholders, an additional 600,000 shares were authorized for issuance under the Incentive Plan. An additional 300,000 shares were authorized for issuance at the Company's May 1998 annual meeting of stockholders. The Incentive Plan provides for grants to employees and consultants of the Company. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors, but cannot be less than 100% of the fair market value of the common stock on the date of grant.

    In March 1996, the Board adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 100,000 shares of common stock. In May 1998, at the Company's annual meeting of stockholders, an additional 75,000 shares were authorized for issuance. The Purchase Plan is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date.

    In March 1996, the Board adopted the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. The maximum number of shares of common stock that may be issued pursuant to options granted under the Directors' Plan is 175,000.

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1998

NOTE 8.  STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes option activity under all plans:

                                                                    OUTSTANDING AND EXERCISABLE STOCK OPTIONS
                                                                -------------------------------------------------
                                                                                                      WEIGHTED
                                                                                                       AVERAGE
                                                                    SHARES                            EXERCISE
                                                                   AVAILABLE     NUMBER OF SHARES       PRICE
                                                                ---------------  -----------------  -------------
Balances at December 31, 1995.................................        200,915           828,990       $    0.89
  Shares authorized...........................................        595,416                --              --
  Options granted.............................................       (627,215)          627,215       $    7.65
  Options exercised...........................................             --          (176,844)      $    0.97
  Options forfeited...........................................        122,745          (122,745)      $    1.16
                                                                ---------------  -----------------

Balances at December 31, 1996.................................        291,861         1,156,616       $    4.52
  Shares authorized...........................................        600,000                --              --
  Options granted.............................................       (440,084)          440,084       $   10.56
  Options exercised...........................................             --          (110,049)      $    1.07
  Options forfeited...........................................         83,145           (83,145)      $    8.32
                                                                ---------------  -----------------

Balances at December 31, 1997.................................        534,922         1,403,506       $    6.46
  Shares authorized...........................................        300,000                --              --
  Options granted.............................................       (350,106)          350,106       $    7.15
  Options exercised...........................................             --          (153,870)      $    1.03
  Options forfeited...........................................        116,532          (116,532)      $    6.76
                                                                ---------------  -----------------
Balances at December 31, 1998.................................        601,348         1,483,210       $    7.17
                                                                ---------------  -----------------
                                                                ---------------  -----------------

    The range of exercise prices for options outstanding at December 31, 1998 was $0.0071 to $13.75. The following table summarizes information about options outstanding and exercisable at December 31, 1998:

                                                    OUTSTANDING AND EXERCISABLE OPTIONS
                                           ------------------------------------------------------
                                                                                      WEIGHTED
                                                            WEIGHTED AVERAGE           AVERAGE
                                           NUMBER OF   CONTRACTUAL LIFE REMAINING     EXERCISE
RANGE OF EXERCISE PRICE                      SHARES            (IN YEARS)               PRICE
-----------------------------------------  ----------  ---------------------------  -------------
$0.01-$1.07..............................     359,708                5.79             $    0.84
$4.00-$7.38..............................     305,331                9.29             $    6.53
$7.5-$10.875.............................     599,253                8.04             $    9.54
$10.94-$13.75............................     218,918                8.07             $   11.89
                                           ----------
    Total................................   1,483,210
                                           ----------
                                           ----------

    At December 31, 1998, 1997 and 1996, 2,709, 9,391 and 30,862 shares of common stock, respectively, were subject to repurchase. The Company has reserved 2,975,000 common shares for issuance under all stock option plans and the Employee Stock Purchase Plan.

    The Company recorded deferred compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's common stock, as determined by the Board of Directors, for options granted in 1995 and 1996. Such options were granted

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1998

NOTE 8.  STOCKHOLDERS' EQUITY (CONTINUED)
at $1.07 per share with a deemed fair value ranging from $1.14 to $5.50 per share. Deferred compensation of approximately $934,000 was recorded for these options. This compensation expense is being amortized over the vesting period of the related options, generally one to four years. Amortization of $219,000, $219,000 and $272,000 was recorded in 1998, 1997 and 1996, respectively.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for 1996. The statement encourages entities to adopt the fair value based method of accounting for employee stock options, as opposed to the method which measures compensation cost for those plans using the intrinsic value-based accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans except the amortization of deferred compensation described above. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1998        1997       1996
                                                                                  ----------  ----------  ---------
Net loss--as reported...........................................................  $  (17,659) $  (16,025) $  (8,417)
Net loss--pro forma.............................................................  $  (19,194) $  (17,402) $  (8,797)
Net loss per share--as reported.................................................  $    (1.56) $    (1.65) $   (1.31)
Net loss per share--pro forma...................................................  $    (1.70) $    (1.79) $   (1.37)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

    Options granted at fair value:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Risk-free interest rate......................................................    5.30%       6.31%       6.27%
Expected life................................................................  4.0 years   3.3 years   3.7 years
Expected volatility..........................................................     .746        .750        .807
Expected dividends...........................................................     None        None        None
Weighted average option fair value...........................................    $4.09       $5.74       $9.77

    Options granted at below fair value:


                                                                                    YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Risk-free interest rate......................................................      --          --        5.14%
Expected life................................................................      --          --      3.6 years
Expected volatility..........................................................      --          --         N/A
Expected dividends...........................................................      --          --         None
Weighted average option fair value...........................................      --          --        $5.53

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1998

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

    Significant components of the Company's deferred tax assets (in thousands) are as follows at December 31, 1998 and 1997:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
                                                                            (IN THOUSANDS)
Net operating loss carryforward.......................................  $   21,700  $   14,159
Research and development credit carryforward..........................       1,700       2,060
Capitalized research and development..................................       3,700       2,082
Other.................................................................         100         603
                                                                        ----------  ----------
Gross deferred tax assets.............................................      27,200      18,904
Valuation allowance...................................................     (27,200)    (18,904)
                                                                        ----------  ----------
Net deferred tax assets...............................................  $       --  $       --
                                                                        ----------  ----------
                                                                        ----------  ----------

    The valuation allowance increased by $8,296,000 and $7,122,000 in the fiscal years 1998 and 1997, respectively.

    At December 31, 1998, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $59,300,000 and $25,300,000, respectively, which expire in the years 2000 through 2018. At December 31, 1998, the Company has research and development credit carryforwards for federal income tax purposes of approximately $2,700,000 which expire in the years 2011 through 2018. At December 31, 1998, the Company has research and development credit carryforwards for state income tax purposes of approximately $1,000,000 which do not expire.

    Because of the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's tax net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future income tax liabilities.

NOTE 10.  SUBSEQUENT EVENTS (UNAUDITED)

BAYER AGREEMENT

    On February 1, 1999, Bayer and the Company signed an amendment to their collaboration agreement. Based on the amendment, a lead development compound was named, and the focus of the collaboration moved from research to co-development. The Company has the opportunity to co-develop collaboration compounds worldwide excluding Japan, in return for up to a 50 percent share of profits if the Company co-promotes the product in the United States. To assist in funding part of its share of development costs, the Company could receive up to $40,000,000 in advances on the achievement of clinical milestones.

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1998

NOTE 10.  SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)
    The amendment also states that upon the completion by the Company of certain deliverables, Bayer will pay to the Company the final payment of approximately $376,000 due in support of the research under the research portion of the agreement. It is anticipated this will occur in 1999.

REDUCTION IN FORCE

    In order to refocus the Company's resources on more near-term product opportunities, in February 1999, the Company reduced its workforce by 14 regular full-time employees as part of a corporate downsizing and incurred an expense of approximately $250,000.

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                                           DESCRIPTION OF DOCUMENT
------------  ----------------------------------------------------------------------------------------------------
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

  10.6+       Scientific Advisory Board Consulting Agreement between Dr. Frank McCormick and the Company, as of
                March 29, 1996.

  10.6(i)+    Letter Agreement for Consulting Services between Dr. Frank McCormick and the Company dated April 17,
                1996.

  10.7+       Promissory Note by Dr. Frank McCormick payable to the Company dated May 15, 1992.

  10.8+       Promissory Notes by Dr. Frank McCormick payable to the Company dated November 1, 1993 and October
                21, 1994.

  10.9+       Letter Agreement between Dr. Gregory Giotta and the Company, dated May 26, 1995.

  10.10+      Letter Agreement between Dr. William Gerber and the Company, dated January 23, 1995.

  EXHIBIT
   NUMBER                                           DESCRIPTION OF DOCUMENT
------------  ----------------------------------------------------------------------------------------------------
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

  10.21+*     Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.

  10.22+      Addendum to credit Terms and Conditions dated March 10, 1997 between the Company and Imperial Bank.

  10.23+*     Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement,
                dated December 15, 1997, between the Company and Warner-Lambert Company.

  23.1        Consent of Ernst & Young LLP, Independent Auditors.

  24.1        Power of Attorney. Reference is made to page 46.

  27.1        Financial Data Schedules.

------------------------

+  Filed as an exhibit to Company's Registration Statement on Form SB-2 (No.
    333-3176-LA), the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1996, March 31, 1997 and September 30, 1997, and the Company's Current Report on Form 8-K filed on January 26, 1998, and incorporated herein by reference.

*   Confidential treatment has been received for portions of this document.