Form 10-Q
period 1999-03-31
ONYX PHARMACEUTICALS INC
filed 1999-05-17
CIK 1012140

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                -------------------

                                     FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          (X)   Yes                ( )   No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 11,468,927 as of April 30, 1999.

                             ONYX PHARMACEUTICALS, INC.

                                        INDEX


PART I:  FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
ITEM 1.    Financial Statements

               Condensed Balance Sheets - March 31, 1999 and
                December 31, 1998                                           3

               Condensed Statements of Operations - Three months
               ended March 31, 1999 and 1998                                4

               Condensed Statements of Cash Flows - Three months ended
               March 31, 1999 and 1998                                      5

               Notes to Condensed Financial Statements                      6

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              7

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk      11


PART II:  OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                  13

EXHIBIT INDEX                                                               14

                             ONYX PHARMACEUTICALS, INC.


PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CONDENSED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   March 31,         December 31,
                                                                                      1999               1998
                                                                                  --------------    ---------------
                                    ASSETS                                        (Unaudited)          (Note 1)
Current assets:
     Cash and cash equivalents                                                        $ 16,146           $ 21,368
     Short-term investments                                                             10,510             10,792
     Other current assets                                                                  586                609
                                                                                  --------------    ---------------
         Total current assets                                                           27,242             32,769

Property and equipment, net                                                              3,494              3,730
Notes receivable from related parties                                                      531                649
Other assets                                                                                39                 59
                                                                                  --------------    ---------------
                                                                                      $ 31,306           $ 37,207
                                                                                  --------------    ---------------
                                                                                  --------------    ---------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $  1,056           $  2,371
     Accrued liabilities                                                                 2,659              2,456
     Accrued clinical trials and related expenses                                        2,067              2,176
     Accrued compensation                                                                  820                658
     Deferred revenue                                                                    2,087              3,318
     Long-term debt, current portion                                                     2,199              2,199
                                                                                  --------------    ---------------
         Total current liabilities                                                      10,888             13,178

Long-term debt, noncurrent portion                                                       1,832              2,382
Deferred rent                                                                                7                 28

Stockholders' equity:
     Preferred stock, $0.001 par value; 5,000,000 shares authorized; none
     issued and outstanding                                                                 -                  -
     Common stock, $0.001 par value; 25,000,000 shares authorized, 11,464,751 and 11,452,457 shares issued and outstanding as of March 31, 1999 and
     December 31, 1998, respectively                                                        11                 11
     Additional paid-in capital                                                         85,086             85,073
     Deferred compensation                                                                (139)              (194)
     Accumulated deficit                                                               (66,379)           (63,271)
                                                                                  --------------    ---------------
         Total stockholders' equity                                                     18,579             21,619
                                                                                  --------------    ---------------
                                                                                      $ 31,306           $ 37,207
                                                                                  --------------    ---------------
                                                                                  --------------    ---------------

                               See accompanying notes.

                             ONYX PHARMACEUTICALS, INC.


                         CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)


                                                                        Three Months Ended
                                                                             March 31,
                                                                   -------------------------------
                                                                        1999             1998
                                                                   ---------------   -------------
Revenue:
     Contract and other revenue ($2,618 and $2,934  from
     related parties for the three months ended March 31, 1999
     and 1998, respectively)                                             $ 3,219         $ 3,332

Operating expenses:
     Research and development                                              5,291           6,065
     General and administrative                                            1,321           1,290
                                                                   ---------------   -------------
         Total operating expenses                                          6,612           7,355
                                                                   ---------------   -------------
Loss from operations                                                      (3,393)         (4,023)

Interest income, net                                                         285             484
                                                                   ---------------   -------------
Net loss                                                                 $(3,108)        $(3,539)
                                                                   ---------------   -------------
                                                                   ---------------   -------------
Basic and diluted net loss per share                                     $ (0.27)        $ (0.32)
                                                                   ---------------   -------------
                                                                   ---------------   -------------
Shares used in computing basic and diluted net loss per share             11,460          11,074
                                                                   ---------------   -------------
                                                                   ---------------   -------------

                               See accompanying notes.

                             ONYX PHARMACEUTICALS, INC.


                         CONDENSED STATEMENTS OF CASH FLOW
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                  --------------------------------
                                                                                      1999              1998
                                                                                  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $ (3,108)        $ (3,539)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
  Depreciation and amortization                                                          518              516
  Forgiveness of notes receivable                                                         24               30
  Amortization of deferred compensation                                                   55               55
  Changes in assets and liabilities:
      Other current assets                                                                68              440
      Other assets                                                                        20              (20)
      Accounts payable                                                                (1,315)            (499)
      Accrued clinical trials and related expenses                                      (109)             546
      Accrued liabilities                                                                203              448
      Accrued compensation                                                               162              254
      Deferred revenue                                                                (1,231)             251
      Deferred rent                                                                      (21)             (20)
                                                                               --------------   --------------
        Net cash used in operating activities                                         (4,734)          (1,538)
                                                                               --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                                 (2,721)          (6,171)
  Sales and maturities of short-term investments                                       3,003           14,644
  Capital expenditures                                                                  (327)            (238)
  Notes receivable from related parties                                                   94                8
                                                                               --------------   --------------
        Net cash provided by investing activities                                         49            8,243
                                                                               --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                            (550)            (237)
  Net proceeds from issuances of common stock, net of repurchases                         13            9,857
                                                                               --------------   --------------
        Net cash provided by (used in) financing activities                             (537)           9,620
                                                                               --------------   --------------
  Net increase (decrease) in cash and cash equivalents                                (5,222)          16,325
  Cash and cash equivalents at beginning of period                                    21,368           18,828
                                                                               --------------   --------------
        Cash and cash equivalents at end of period                                  $ 16,146         $ 35,153
                                                                               --------------   --------------
                                                                               --------------   --------------

                               See accompanying notes.

                             ONYX PHARMACEUTICALS, INC.


                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   MARCH 31, 1999
                                    (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or for any other future operating periods.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Onyx Pharmaceuticals, Inc. (the "Company" or "Onyx") Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE 2.  NET LOSS PER SHARE

In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (SFAS) No. 128, basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Common stock equivalents have been excluded, because they would be antidilutive for the periods presented.

                             ONYX PHARMACEUTICALS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS OVERVIEW AND THE FOLLOWING DISCUSSION CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998.

OVERVIEW

Since its inception, Onyx Pharmaceuticals Inc. (the "Company" or "Onyx") has been engaged in the discovery and development of novel therapeutics including both small molecule drugs and therapeutic viruses which are based upon the genetics of human disease. The Company has initially chosen to focus its research in the area of cancer. The Company intends to pursue its therapeutic discovery programs independently and in collaboration with pharmaceutical companies, and to collaborate with such companies on the development and commercialization of any products which may result from the Company's discovery programs. The Company has entered into collaborative agreements with Bayer Corporation ("Bayer") in the area of ras oncogenes and Eli Lilly and Company ("Eli Lilly") on the function of the BRCA1 gene in breast cancer. The Company has also entered into two separate collaborative agreements with Warner-Lambert Company ("Warner-Lambert"), one in cell cycle mutations in cancer and a second pertaining to inflammatory and autoimmune diseases.

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

The Company has not been profitable since inception and expects to incur substantial and increasing losses for the foreseeable future, primarily due to the expansion of its research and development programs, including preclinical studies and clinical trials to develop ONYX-015, the lead product in the Company's p53 therapeutic virus program. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 1999, the Company's accumulated deficit was approximately $66,400,000.

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

                             ONYX PHARMACEUTICALS, INC.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998.

REVENUE

The Company's revenues decreased 3% to $3,219,000 for the three months ended March 31, 1999 as compared to $3,332,000 for the three months ended March 31, 1998. Revenues for both periods were primarily attributable to amounts earned for research performed under the Company's collaborations with Warner-Lambert and Eli Lilly. Total revenue also included a $1,000,000 license payment from Warner-Lambert for the inflammation collaboration. The decrease in revenues for the three months ended March 31, 1999 as compared to the same period in 1998 is due primarily to the transition of the ras program with Bayer from research funding to co-development of a clinical candidate, effective February 1, 1999.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 13% to $5,291,000 for the three months ended March 31, 1999 as compared to $6,065,000 for the three months ended March 31, 1998. The decrease was primarily due to a reduced level of research activities associated with the transition of the ras program. In addition, the decrease was also due to the Company currently conducting two Phase I/II clinical trials of ONYX-015, the lead product in the p53 program, compared to four clinical trials which were being conducted in the first quarter of 1998. The Company may expand the scope of its research and development programs in future periods, which could result in increased research and development expenses, including costs associated with clinical development of ONYX-015. These research and development expenses may not be funded by collaborative partners.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 1999 and 1998 were $1,321,000 and $1,290,000, respectively. General and administrative expenses in the first quarter of 1999 showed a modest increase over the same period in 1998.

NET INTEREST INCOME

The Company had net interest income of $285,000 and $484,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease in net interest income was principally due to lower cash and investment balances resulting in less interest income for the current period.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's cash expenditures have substantially exceeded its revenues, and the Company has relied primarily on the proceeds from the sale of equity securities, revenue from collaborative research and development agreements and bank loans to fund its operations.

The Company's cash, cash equivalents and short-term investments were $26,656,000 at March 31, 1999, compared with $32,160,000 at December 31, 1998. The decrease in cash and investments of $5,504,000 at March 31, 1999, compared with December 31, 1998, is principally due to cash used in operations of $4,734,000 as well as the repayment of debt of $550,000. The Company expects that cash used in operations

                             ONYX PHARMACEUTICALS, INC.


will continue at approximately the current rate as research activities and clinical development for ONYX-015 progresses.

Total capital expenditures for equipment and leasehold improvements for the three-month period ended March 31, 1999, were $327,000. The Company expects to make expenditures of approximately $1,100,000 for the remainder of 1999 for capital equipment.

The Company believes that its existing capital resources, interest thereon, and anticipated revenues from existing collaborations will be sufficient to fund its current and planned operations into the year 2000. There can be no assurance, however, that changes in the Company's operating expenses will not result in the expenditure of such resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods.

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

The Company is currently engaged in two self-funded Phase I/II clinical trials of ONYX-015 for the treatment of pancreatic cancer and liver metastases of colorectal cancer. The ability of the Company to obtain a corporate partner for ONYX-015 and to continue its development as a potential product will depend materially on the results of these and its other completed Phase I and II head and neck trials. There is no assurance that such results will be positive or, even if they are positive, that they will be sufficiently strong to support the Company's corporate partnering or product development objectives.

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

                             ONYX PHARMACEUTICALS, INC.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents or short-term investments as fixed rate if the rate of return on an instrument remains fixed over its term. As of March 31, 1999, all of the Company's cash equivalents and short-term investments are classified as fixed rate. There were no significant changes in the Company's market risk exposures during the three months ended March 31, 1999. For further discussion of the Company's market risk exposures, refer to Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                             ONYX PHARMACEUTICALS, INC.

PART II:  OTHER INFORMATION

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

          a)  EXHIBITS

                    Exhibit 10.24* Amendment to Collaboration Agreement between
                                   Bayer Corporation and the Company dated
                                   February 1, 1999.

                    Exhibit 27.1   Financial Data Schedule

        -----------------
          * The Company has requested confidential treatment for portions of this exhibit.


          b)   REPORTS ON FORM 8-K

                    The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                             ONYX PHARMACEUTICALS, INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         ONYX PHARMACEUTICALS, INC.



Date:  May 17, 1999      By:  /s/ Hollings C. Renton
                              ----------------------
                              Hollings C. Renton
                              President, Chief Executive Officer and Director
                              (Principal Executive and Financial Officer)




Date:  May 17, 1999      By:  /s/ Marilyn E. Wortzman
                              -----------------------
                              Marilyn E. Wortzman
                              Controller
                              (Principal Accounting Officer)

                         ONYX PHARMACEUTICALS, INC.


EXHIBIT INDEX



Exhibit Number      Description of Exhibits
     10.24*         Amendment to Collaboration Agreement between Bayer
                    Corporation and the Company dated February 1, 1999.

      27.1          Financial Data Schedule

-----------------
     * The Company has requested confidential treatment for portions of this exhibit.