Form 10-Q
period 1999-06-30
ONYX PHARMACEUTICALS INC
filed 1999-08-16
CIK 1012140

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 11,520,887 as of July 30, 1999.

                             ONYX PHARMACEUTICALS, INC.

                                      INDEX


PART I:  FINANCIAL INFORMATION

                                                                                    PAGE
                                                                                    ----
ITEM 1.        Financial Statements

               Condensed Balance Sheets - June 30, 1999 and
               December 31, 1998                                                      3

               Condensed Statements of Operations - Three and Six Months
               Ended June 30, 1999 and 1998                                           4

               Condensed Statements of Cash Flows - Six Months ended
               June 30, 1999 and 1998                                                 5

               Notes to Condensed Financial Statements                                6

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    7

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk            10


PART II:  OTHER INFORMATION

ITEM 4.        Submission of Matters to a Vote of Security Holders                   12

ITEM 6.        Exhibits and Reports on Form 8-K                                      12

SIGNATURES                                                                           13

EXHIBIT INDEX                                                                        14

                             ONYX PHARMACEUTICALS, INC.


PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                       (In thousands, except share data)

                                                                           June 30,          December 31,
                                                                            1999                 1998
                                                                       -------------       --------------
                                                                         (Unaudited)           (Note 1)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                $ 13,398           $ 21,368
   Short-term investments                                                      6,564             10,792
   Other current assets                                                          739                609
                                                                    ----------------      --------------
        Total current assets                                                  20,701             32,769
Property and equipment, net                                                    3,355              3,730
Notes receivable from related parties                                            467                649
Other assets                                                                      18                 59
                                                                    ----------------      --------------
                                                                            $ 24,541           $ 37,207
                                                                    ----------------      --------------
                                                                    ----------------      --------------
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $  1,315           $  2,371
   Accrued liabilities                                                         1,677              2,456
   Accrued clinical trials and related expenses                                1,740              2,176
   Accrued compensation                                                          635                658
   Deferred revenue                                                            2,086              3,318
   Long-term debt, current portion                                             2,199              2,199
                                                                    ----------------      --------------
        Total current liabilities                                              9,652             13,178
Long-term debt, noncurrent portion                                             1,282              2,382
Deferred rent                                                                      -                 28


Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares
authorized; none issued and outstanding                                            -                  -
Common stock, $0.001 par value; 25,000,000 shares
authorized; 11,520,931 and 11,452,457 shares issued and
outstanding as of June 30, 1999 and December 31, 1998,                            12                 11
respectively
Additional paid-in capital                                                    85,307             85,073
Deferred compensation                                                            (84)              (194)
Accumulated deficit                                                          (71,628)           (63,271)
                                                                    ----------------      --------------
        Total stockholders' equity                                            13,607             21,619
                                                                    ----------------      --------------
                                                                            $ 24,541           $ 37,207
                                                                    ----------------      --------------
                                                                    ----------------      --------------


                             See accompanying notes.

                             ONYX PHARMACEUTICALS, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                Three Months Ended                     Six Months Ended
                                                                      June 30,                             June 30,
                                                           ----------------------------         ------------------------------
                                                               1999             1998                1999               1998
                                                           ----------        ----------         -----------        -----------
Revenue:
      Contract and other revenue                             $    401           $    397           $  1,002           $    795
      Contract revenue from related parties                     1,407              2,184              4,025              5,118
                                                           ----------         ----------         ----------        -----------
Total revenue                                                   1,808              2,581              5,027              5,913

Operating expenses:
      Research and development                                  5,835              6,619             11,126             12,684
      General and administrative                                1,440              1,320              2,761              2,610
                                                           ----------         ----------         ----------        -----------
Total operating expenses                                        7,275              7,939             13,887             15,294
                                                           ----------         ----------         ----------        -----------
Loss from operations                                           (5,467)            (5,358)            (8,860)            (9,381)

Interest income, net                                              218                450                503                934
                                                           ----------         ----------         ----------        -----------
Net loss                                                     $ (5,249)          $ (4,908)          $ (8,357)          $ (8,447)
                                                           ----------         ----------         ----------        -----------
                                                           ----------         ----------         ----------        -----------
Basic and diluted net loss per share                         $  (0.46)          $  (0.44)          $  (0.73)          $  (0.76)
                                                           ----------         ----------         ----------        -----------
                                                           ----------         ----------         ----------        -----------
Shares used in computing basic and diluted net loss
per share                                                      11,490             11,283             11,475             11,178
                                                           ----------         ----------         ----------        -----------
                                                           ----------         ----------         ----------        -----------

                             See accompanying notes.

                             ONYX PHARMACEUTICALS, INC.


                        CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                    -------------------------------
                                                                        1999               1998
                                                                    -----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $ (8,357)          $ (8,447)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization                                          1,056              1,019
  Forgiveness of notes receivable                                           48                 60
  Amortization of deferred compensation                                    110                110
  Changes in assets and liabilities:
     Other current assets                                                 (130)               264
     Other assets                                                           41                (14)
     Accounts payable                                                   (1,056)              (694)
     Accrued clinical trials and related expenses                         (436)             1,201
     Accrued liabilities                                                  (779)               422
     Accrued compensation                                                  (23)                88
     Deferred revenue                                                   (1,232)               291
     Deferred rent                                                         (28)               (41)
                                                                    -----------        -----------
       Net cash used in operating activities                           (10,786)            (5,741)
                                                                    -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                   (2,003)           (10,289)
  Sales and maturities of short-term investments                         6,231             14,644
  Capital expenditures                                                    (726)              (451)
  Notes receivable from related parties                                    134                (58)
  Proceeds from sale of fixed assets                                        45                  -
                                                                    -----------        -----------
       Net cash provided by investing activities                         3,681              3,846
                                                                    -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                            (1,100)              (786)
  Net proceeds from issuances of common stock, net of repurchases          235              9,988
                                                                    -----------        -----------
       Net cash provided by (used in) financing activities                (865)             9,202
                                                                    -----------        -----------
  Net increase (decrease) in cash and cash equivalents                  (7,970)             7,307
  Cash and cash equivalents at beginning of period                      21,368             18,828
                                                                    -----------        -----------
       Cash and cash equivalents at end of period                     $ 13,398           $ 26,135
                                                                    -----------        -----------
                                                                    -----------        -----------

                             See accompanying notes.

                             ONYX PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or for any other future operating periods.

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


NOTE 2.  NET LOSS PER SHARE

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Common stock equivalents have been excluded because they would be antidilutive for the periods presented.

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

The Company is engaged in an ongoing collaboration agreement with Bayer Corporation ("Bayer") in the area of ras oncogenes, in which a lead development compound has been named. The focus of the collaboration is now on co-development of a clinical candidate. The Company has also entered into two separate collaborative agreements with Warner-Lambert Company ("Warner-Lambert"), one in cell cycle mutations in cancer and a second pertaining to inflammatory and autoimmune diseases. Effective in June of this year, the three-year BRCA1 research program between the Company and Eli Lilly and Company ("Eli Lilly") expired, pursuant to the terms of the collaboration agreement.

The Company has not been profitable since inception and expects to incur substantial and increasing losses for the foreseeable future, primarily due to the expansion of its research and development programs, including preclinical studies and clinical trials to develop ONYX-015, the lead product in the Company's p53 therapeutic virus program. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 1999, the Company's accumulated deficit was $71,628,000.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998.

REVENUES

The Company's revenues decreased 30 percent to $1,808,000 and 15 percent to $5,027,000 for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. Revenues for the 1998 periods were $2,581,000 and $5,913,000 respectively. Revenues for the three and six months ended June 30, 1999 were primarily attributable to amounts earned for research performed under the Company's collaborations with Warner-Lambert and Eli Lilly. The decrease in revenues for the three and six months ended June 30, 1999 as compared to the same periods in 1998 is due primarily to the transition of the ras program with Bayer from research funding to co-development of a clinical candidate, effective February 1, 1999.

                             ONYX PHARMACEUTICALS, INC.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 12 percent to $5,835,000 and 12 percent to $11,126,000 for the three and six months ended June 30, 1999, respectively, as compared with $6,619,000 and $12,684,000 for the same periods in 1998. The decrease in expenses for the three and six months ended June 30, 1999 as compared to the same periods in 1998 was primarily due to a reduced level of research activities associated with the transition of the ras program. The decrease was also due to the fact that, in the current year, the Company reduced the number of patients treated in clinical trials of ONYX-015, the lead product in the p53 program, in order to plan for a potential pivotal trial for the product. The Company may expand the scope of its research and development programs in future periods, which may result in increased research and development expenses, including costs associated with clinical development of ONYX-015. These research and development expenses may not be funded by collaborative partners.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,440,000 and $2,761,000 for the three and six months ended June 30, 1999, respectively, as compared with $1,320,000 and $2,610,000 for the same periods in 1998. General and administrative expenses may increase moderately in future periods to support the Company's research and development efforts.

NET INTEREST INCOME

The Company had net interest income of $218,000 and $503,000 for the three and six months ended June 30, 1999, respectively, as compared with $450,000 and $934,000 for the same periods in 1998. The decrease in net interest income was principally due to lower cash and investment balances resulting in less interest income for the current period.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's cash expenditures have substantially exceeded its revenues, and the Company has relied primarily on the proceeds from the sale of equity securities, revenue from collaborative research and development agreements and bank loans to fund its operations.

The Company's cash, cash equivalents and short-term investments were $19,962,000 at June 30, 1999, compared with $32,160,000 at December 31, 1998. The decrease in cash and investments of $12,198,000 at June 30, 1999, compared with December 31, 1998, is principally due to cash used in operations of $10,786,000 as well as the repayment of debt of $1,100,000. In the short-term, the Company expects that cash used in operations will continue at approximately the current rate.

Total capital expenditures for equipment and leasehold improvements for the six-month period ended June 30, 1999 was $726,000. The Company expects to make expenditures of approximately $650,000 for the remainder of 1999 for capital equipment.

The Company believes that its existing capital resources, interest thereon, and anticipated revenues from existing collaborations will be sufficient to fund its current and planned operations through mid-year 2000. There can be no assurance, however, that changes in the Company's operating expenses will not result in the expenditure of such resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods.

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

The Company has appointed a task force comprised of certain members of management to initiate and monitor a Year 2000 ("Y2K") program. The Company's plan to resolve the Y2K issue involves the following three phases: assessment, implementation of action plans and testing of systems to ensure compliance. The Company has completed its assessment phase and has determined that the financial and information technology systems of the Company are Y2K compliant. The Company has also identified certain scientific research and development systems applications that need to be upgraded or replaced in order to be Y2K compliant. The Company intends to upgrade or replace the computer systems, software and instrumentation that it deems critical to its operation by September 30, 1999. There can be no assurance that the Company will be able to upgrade any or all of its systems in accordance with its Y2K program or, once upgraded, that the systems will be Y2K compliant.

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

The Company is currently engaged in two self-funded Phase I/II clinical trials of ONYX-015 for the treatment of pancreatic cancer and liver metastases of colorectal cancer as well as a Phase I trial in patients with Barrett's esophageal metaplasia. The ability of the Company to obtain a corporate partner for ONYX-015 and to continue its development as a potential product will depend materially on the results of these

                           ONYX PHARMACEUTICALS, INC.


and its other completed Phase I and II head and neck trials. There is no assurance that such results will be positive or, even if they are positive, that they will be sufficiently strong to support the Company's corporate partnering or product development objectives.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents or short-term investments as fixed rate if the rate of return on an instrument remains fixed over its term. As of June 30, 1999, all of the Company's cash equivalents and short-term investments are classified as fixed rate. There were no significant changes in the Company's market risk exposures during the six months ended June 30, 1999. For further discussion of the Company's market risk

                             ONYX PHARMACEUTICALS, INC.


exposures, refer to Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                             ONYX PHARMACEUTICALS, INC.

PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 27, 1999. The results of the matters voted upon at the meeting were:

        (a) Each of the nominees to the Board of Directors was elected to serve until the Company's annual meeting of stockholders in 2002. The nominees were: Samuel D. Colella, 9,637,912 common shares for and 365,903 withheld; and Hollings C. Renton, 9,640,247 common shares for and 363,568 withheld.

        (b) The stockholders approved the 1996 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 300,000 shares:
               9,004,505 common shares for, 974,509 against, and 24,801 abstain.

        (c) The stockholders ratified the selection of Ernst & Young LLP as independent auditors of Onyx for the fiscal year ending December 31, 1999: 9,963,448 common shares for, 22,583 against, and 17,784 abstain.


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



                             ONYX PHARMACEUTICALS, INC.



Date:  August 16, 1999       By: /s/ Hollings C. Renton
                                 -----------------------------------------------
                                 Hollings C. Renton
                                 President, Chief Executive Officer and Director (Principal Executive and Financial Officer)




Date:  August 16, 1999       By: /s/ Marilyn E. Wortzman
                                 -------------------------------------
                                 Marilyn E. Wortzman
                                 Controller
                                 (Principal Accounting Officer)

                             ONYX PHARMACEUTICALS, INC.

EXHIBIT INDEX

Exhibit Number        Description of Exhibits
--------------        ------------------------
        27.1          Financial Data Schedule