Form 10-Q
period 1999-09-30
ONYX PHARMACEUTICALS INC
filed 1999-11-15
CIK 1012140

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                  (XX)   Yes                                  (   )   No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 11,532,574 as of November 1, 1999.

                            ONYX PHARMACEUTICALS, INC.

                                      INDEX

PART I:  FINANCIAL INFORMATION

                                                                                           PAGE
ITEM 1.           Financial Statements

                  Condensed Balance Sheets - September 30, 1999 and
                  December 31, 1998                                                          3

                  Condensed Statements of Operations - Three and Nine Months
                  Ended September 30, 1999 and 1998                                          4

                  Condensed Statements of Cash Flows - Nine Months ended
                  September 30, 1999 and 1998                                                5

                  Notes to Condensed Financial Statements                                    6

ITEM 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        7

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk                10


PART II:  OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K                                          11

SIGNATURES                                                                                  12

EXHIBIT INDEX                                                                               13


                            ONYX PHARMACEUTICALS, INC.

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                              CONDENSED BALANCE SHEETS
                                          (In thousands, except share data)

                                                                              September 30,        December 31,
                                                                                   1999                1998
                                                                            -----------------    ----------------
                                                                               (Unaudited)           (Note 1)
                                  ASSETS

     Current assets:

         Cash and cash equivalents                                                 $  11,780           $  21,368
         Short-term investments                                                        3,061              10,792
         Other current assets                                                            705                 609
                                                                            -----------------    ----------------
              Total current assets                                                    15,546              32,769

     Property and equipment, net                                                       3,163               3,730
     Notes receivable from related parties                                               427                 649
     Other assets                                                                         32                  59
                                                                            -----------------    ----------------
                                                                                   $  19,168           $  37,207
                                                                            =================    ================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

         Accounts payable                                                           $  1,644            $  2,371
         Accrued liabilities                                                           1,867               2,456
         Accrued clinical trials and related expenses                                    999               2,176
         Accrued compensation                                                            764                 658
         Deferred revenue                                                              2,085               3,318
         Long-term debt, current portion                                               2,199               2,199
                                                                            -----------------    ----------------
              Total current liabilities                                                9,558              13,178

     Long-term debt, noncurrent portion                                                  732               2,382
     Deferred rent                                                                         -                  28

     Stockholders' equity:
     Preferred stock, $0.001 par value; 5,000,000 shares authorized;
     none issued and outstanding                                                           -                   -
     Common stock, $0.001 par value; 25,000,000 shares authorized;
     11,532,574 and 11,452,457 shares issued and outstanding as of
     September 30, 1999 and December 31, 1998, respectively                               12                  11
     Additional paid-in capital                                                       85,321              85,073
     Deferred compensation                                                               (29)               (194)
     Accumulated deficit                                                             (76,426)            (63,271)
                                                                            -----------------    ----------------
              Total stockholders' equity                                               8,878              21,619
                                                                            -----------------    ----------------
                                                                                   $  19,168           $  37,207
                                                                            =================    ================

                             See accompanying notes.

                                             ONYX PHARMACEUTICALS, INC.

                                         CONDENSED STATEMENTS OF OPERATIONS
                                      (In thousands, except per share amounts)
                                                    (Unaudited)

                                                                  Three Months Ended               Nine Months Ended
                                                                     September 30,                   September 30,
                                                             -----------------------------   --------------------------------
                                                                  1999            1998            1999             1998
                                                             -------------   -------------   -------------   ----------------
Revenue:

       Contract and other revenue                                 $   290          $  479         $ 1,292         $   1,274
       Contract revenue from related parties                        1,406           2,183           5,431             7,301
                                                             -------------   -------------   -------------   ---------------
Total revenue                                                       1,696           2,662           6,723             8,575

Operating expenses:

       Research and development                                     5,422           6,625          16,548            19,309
       General and administrative                                   1,240           1,331           4,001             3,941
                                                             -------------   -------------   -------------   ---------------
Total operating expenses                                            6,662           7,956          20,549            23,250
                                                             -------------   -------------   -------------   ---------------

Loss from operations                                               (4,966)         (5,294)        (13,826)          (14,675)

Interest income, net                                                  168             408             671             1,342
                                                             -------------   -------------   -------------   ---------------

Net loss                                                         $(4,798)        $(4,886)       $(13,155)         $(13,333)
                                                             =============   =============   =============   ===============

Basic and diluted net loss per share                             $ (0.42)        $ (0.43)        $ (1.14)          $ (1.19)
                                                             =============   =============   =============   ===============

Shares used in computing basic and diluted net loss per
share                                                              11,525          11,372          11,492            11,243
                                                             =============   =============   =============   ===============

                             See accompanying notes.

                            ONYX PHARMACEUTICALS, INC.

                        CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                  --------------------------------
                                                                                        1999             1998
                                                                                  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                         $ (13,155)       $ (13,333)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                        1,601            1,295
  Forgiveness of notes receivable                                                         72               89
  Amortization of deferred compensation                                                  165              164
  Loss on disposals of fixed assets                                                       23                -
  Changes in assets and liabilities:
      Other current assets                                                               (96)              42
      Other assets                                                                        27              (28)
      Accounts payable                                                                  (727)             (43)
      Accrued clinical trials and related expenses                                    (1,177)             648
      Accrued liabilities                                                               (589)           1,267
      Accrued compensation                                                               106              230
      Deferred revenue                                                                (1,233)             892
      Deferred rent                                                                      (28)             (62)
                                                                               --------------   --------------
        Net cash used in operating activities                                        (15,011)          (8,839)
                                                                               --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of short-term investments                                                 (2,045)         (11,308)
  Sales and maturities of short-term investments                                       9,776           15,344
  Capital expenditures                                                                (1,106)            (544)
  Notes receivable from related parties                                                  150              (16)
  Proceeds from sale of fixed assets                                                      49               35
                                                                               --------------   --------------
        Net cash provided by investing activities                                      6,824            3,511
                                                                               --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Payments on long-term debt                                                          (1,650)          (1,335)
  Net proceeds from issuances of common stock, net of repurchases                        249           10,098
                                                                               --------------   --------------
        Net cash provided by (used in) financing activities                           (1,401)           8,763
                                                                               --------------   --------------
  Net increase (decrease) in cash and cash equivalents                                (9,588)           3,435
  Cash and cash equivalents at beginning of period                                    21,368           18,828
                                                                               --------------   --------------
  Cash and cash equivalents at end of period                                         $11,780          $22,263
                                                                               ==============   ==============

                             See accompanying notes.

                            ONYX PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or for any other future operating periods.

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

NOTE 2.  NET LOSS PER SHARE

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Common stock equivalents have been excluded because they would be antidilutive for the periods presented. For the three-month and nine-month periods ended September 30, 1999, total comprehensive loss approximated net loss.

NOTE 3.  SUBSEQUENT EVENTS

On October 18, 1999, the Company announced the signing of a collaboration agreement with Warner-Lambert Company ("Warner-Lambert") to jointly develop and commercialize ONYX-015 plus two new armed anticancer viruses. As part of that agreement, Warner-Lambert will make an up-front payment and equity investments in the Company over the next two years totaling $15,000,000. Warner-Lambert is also providing the first $40,000,000 in funding for Phase III clinical studies of ONYX-015 and is additionally funding research and development of the two new armed viruses. In addition to the committed funding, over $100,000,000 could be payable to Onyx on the achievement of milestones for the products.

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

OVERVIEW

Onyx Pharmaceuticals Inc. (the "Company" or "Onyx") is discovering, developing and commercializing novel cancer therapies based on the genetic mutations that cause the disease. The Company pursues a strategy of establishing corporate partnerships that provide complementary skills in chemistry, drug development, and marketing and sales.

The Company is engaged in an ongoing collaboration with Bayer Corporation ("Bayer") in the area of ras oncogenes, in which a clinical development candidate has been named. The focus of the collaboration is now on co-development of this clinical candidate. The Company has also entered into separate collaborative agreements with Warner-Lambert Company ("Warner-Lambert"), one in cell cycle mutations in cancer and a second pertaining to inflammatory and autoimmune diseases. Subsequent to the quarter ended September 30, 1999, the Company announced the signing of a third collaboration agreement with Warmer-Lambert to jointly develop and commercialize ONYX-015 plus two new armed anticancer viruses.

The Company has not been profitable since inception and expects to incur substantial losses for the foreseeable future, primarily due to its self-funded virus research program. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 1999, the Company's accumulated deficit was $76,426,000.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

REVENUES

The Company's revenues decreased 36 percent to $1,696,000 and 22 percent to $6,723,000 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. Revenues for the 1998 periods were $2,662,000 and $8,575,000 respectively. Revenues for the three and nine months ended September 30, 1999 were primarily attributable to amounts earned for research performed under the Company's collaborations with Warner-Lambert for the cell cycle and inflammation programs. The decrease in revenues for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 is due primarily to the transition of the ras program with Bayer from research funding to co-development of a clinical candidate, effective February 1, 1999.

                            ONYX PHARMACEUTICALS, INC.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses decreased 18 percent to $5,422,000 and 14 percent to $16,548,000 for the three and nine months ended September 30, 1999, respectively, as compared with $6,625,000 and $19,309,000 for the same periods in 1998. The decrease in expenses for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 was primarily due to a reduced level of research activities associated with the transition of the ras program. The decrease was also due to the fact that the Company has reduced the number of patients treated in clinical trials of ONYX-015, the lead product in the p53 program, while it prepares for Phase III clinical studies for the product. The Company may expand the scope of its research and development programs in future periods, which may result in increased research and development expenses. These research and development expenses may not be funded by collaborative partners.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased seven percent to $1,240,000 and increased two percent to $4,001,000 for the three and nine months ended September 30, 1999, respectively, as compared with $1,331,000 and $3,941,000 for the same periods in 1998. Although general and administrative expenses remained relatively stable as compared to the prior periods, they may increase moderately in future periods to support the Company's research and development efforts.

NET INTEREST INCOME

The Company had net interest income of $168,000 and $671,000 for the three and nine months ended September 30, 1999, respectively, as compared with $408,000 and $1,342,000 for the same periods in 1998. The decrease in net interest income was principally due to lower cash and investment balances resulting in less interest income for the current period.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company's cash expenditures have substantially exceeded its revenues, and the Company has relied primarily on the proceeds from the sale of equity securities, revenue from collaborative research and development agreements and bank loans to fund its operations.

The Company's cash, cash equivalents and short-term investments were $14,841,000 at September 30, 1999, compared with $32,160,000 at December 31, 1998. The decrease in cash and investments of $17,319,000 at September 30, 1999, compared with December 31, 1998, is principally due to cash used in operations of $15,011,000 as well as the repayment of debt of $1,650,000. The Company expects that cash used in operations will be approximately one-half the current rate because of funds provided by the new Warner-Lambert collaboration.

Total capital expenditures for equipment and leasehold improvements for the nine-month period ended September 30, 1999 were $1,106,000. The Company expects to make expenditures of approximately $275,000 for the remainder of 1999 for capital equipment.

The Company believes that its existing capital resources, interest thereon, and anticipated revenues from existing collaborations, including the new Warner-Lambert collaboration, will be sufficient to fund its current and planned operations to the end of 2001. There can be no assurance, however, that changes in the Company's operating expenses will not result in the expenditure of such resources before such time, and in any event, the Company will need to raise substantial additional capital to fund its operations in future periods.

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

The Company has appointed a task force comprised of certain members of management to initiate and monitor a Year 2000 ("Y2K") program. The Company's plan to resolve the Y2K issue involves the following three phases: assessment, implementation of action plans and testing of systems to ensure compliance. The Company has completed its assessment phase and has determined that the financial and information technology systems of the Company are Y2K compliant. The Company has also identified certain scientific research and development systems applications that need to be upgraded or replaced in order to be Y2K compliant. The Company believes it has upgraded or replaced the computer systems, software and instrumentation that it deems critical to its operation. There can be no assurance that the Company will be able to upgrade any or all of its systems in accordance with its Y2K program or, once upgraded, that the systems will be Y2K compliant.

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

In addition, many of the Company's potential products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators. Moreover, the Company is entitled to only a portion of the revenues, if any, realized from the

                            ONYX PHARMACEUTICALS, INC.

commercial sale of any of the potential products covered by the collaborations. Should the Company or its collaborators fail to perform in accordance with the terms of any of their agreements or terminate such agreements without cause, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's results of operations. In addition, the Company would be required to undertake such research and development activities at its own expense. There can be no assurance that the Company will be able to maintain existing collaborative agreements, negotiate collaborative arrangements in the future on acceptable terms, if at all, or that any such collaborative arrangements will be successful.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. By policy, the Company places its investments with high quality debt security issuers, limits the amount of credit exposure to any one issuer, limits duration by restricting the term, and holds investments to maturity except under rare circumstances. The Company classifies its cash equivalents or short-term investments as fixed rate if the rate of return on an instrument remains fixed over its term. As of September 30, 1999, all of the Company's cash equivalents and short-term investments are classified as fixed rate. There were no significant changes in the Company's market risk exposures during the nine months ended September 30, 1999. For further discussion of the Company's market risk exposures, refer to
Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                            ONYX PHARMACEUTICALS, INC.

PART II:  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

             Exhibit 10.25 Scientific Advisory Board Consulting Agreement effective September 10, 1999 between Allan Balmain and the Company including the First Amendment to Deed of Trust and Second Amended and Restated Promissory Note

             Exhibit 27.1     Financial Data Schedule

     b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the period covered by this report.

                            ONYX PHARMACEUTICALS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ONYX PHARMACEUTICALS, INC.



Date:  November 15, 1999       By:  /S/ HOLLINGS C. RENTON
                               --------------------------------
                               Hollings C. Renton
                               President, Chief Executive Officer and Director
                               (Principal Executive and Financial Officer)



Date:  November 15, 1999       By:  /S/ MARILYN E. WORTZMAN
                               ---------------------------------
                               Marilyn E. Wortzman
                               Controller
                               (Principal Accounting Officer)

                            ONYX PHARMACEUTICALS, INC.

EXHIBIT INDEX

EXHIBIT NUMBER  DESCRIPTION OF EXHIBITS
        10.25   Scientific Advisory Board Consulting Agreement effective
                September 10, 1999 between Allan Balmain and the Company including the First Amendment to Deed of Trust and Second
                Amended and Restated Promissory Note

        27.1    Financial Data Schedule
