Form 10-K
period 1999-12-31
ONYX PHARMACEUTICALS INC
filed 2000-03-27
CIK 1012140

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

  /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED
        DECEMBER 31, 1999.

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
 (State or other jurisdiction                   (I.R.S. Employer
              of                              Identification No.)
Incorporation or Organization)

                              3031 RESEARCH DRIVE
                           RICHMOND, CALIFORNIA 94806
                                 (510) 222-9700

    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

           TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------  ------------------------------------------
      COMMON STOCK $0.001 PAR VALUE                   NASDAQ NATIONAL MARKET

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

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the last trade price of the common stock reported on the Nasdaq National Market on March 22, 2000 was approximately $163,512,000.

    The number of shares of common stock outstanding as of March 22, 2000 was 14,155,626.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Onyx's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting are incorporated herein by reference into Part III of this Report.

    Certain Exhibits filed with Onyx's Registration Statement on Form SB-2 (Registration No. 333-3176-LA), as amended, Onyx's Annual Report on Form 10-K for the year ended December 31, 1997, Onyx's Quarterly Report on Form 10-Q for the quarters ended June 30, 1996, March 31, 1997, September 30, 1997, March 31, 1999 and September 30, 1999, Onyx's Current Report on Form 8-K filed on
January 26, 1998 and Onyx's Current Report on Form 8-K filed on March 1, 2000 are incorporated by reference into Part IV of this Report.

                                    PART I.

ITEM 1.  BUSINESS

                                    BUSINESS

OVERVIEW

    We are developing innovative products for the treatment of cancer based on our proprietary virus technology platform. Our platform employs selectively-replicating viruses to kill cancer cells in the human body, leaving healthy, non-cancerous tissues unharmed. Our lead product candidate, ONYX-015, is an engineered virus that has been genetically modified to selectively replicate in and destroy human cancer cells that are deficient in p53 tumor suppressor gene function. Mutations in the p53 gene occur in over 50% of human cancer cases.

    We have completed two Phase II clinical trials of ONYX-015 for the treatment of head and neck cancer. Based on the data from these trials, we intend to begin a Phase III clinical trial of ONYX-015 in the middle of 2000. This Phase III pivotal trial will be conducted in conjunction with Warner-Lambert, our collaborative partner for the development and commercialization of ONYX-015. We are also evaluating ONYX-015 in Phase I/II and Phase I clinical trials for four additional cancer indications and expect to report interim results from several of these studies at the ASCO meeting in May 2000.

    To expand our product portfolio, we are developing a number of technologies that are complementary to our core virus technology platform. First, we are arming our therapeutic viruses with anticancer genes. We believe that we can arm viruses to activate the production of a chemotherapeutic agent at the tumor site. Second, we are developing approaches to enhance systemic delivery of our viruses. We believe that systemic delivery would enable our therapeutic viruses to treat a wider spectrum of cancer patients, including those with metastatic disease. Additionally, we are engineering therapeutic viruses to selectively replicate in and destroy cancer cells that are deficient in the RB tumor suppressor gene function. Mutations in the RB gene occur in over 30% of human cancer cases.

    We have entered into an agreement with Warner-Lambert to develop and commercialize ONYX-015 as well as two armed therapeutic viruses. Under the terms of this agreement, we have the right to co-promote ONYX-015 in the United States and Canada and share equally in the resulting profits or losses. Furthermore, Warner-Lambert has the right to commercialize these products in the rest of the world and is obligated to pay us a royalty based on net sales in these markets. Additionally, Warner-Lambert is obligated to fund up to $40.0 million of development costs related to ONYX-015 and to fully fund preclinical development of the two armed viruses.

    In addition to our therapeutic virus programs, we are working with Warner-Lambert and Bayer to identify and develop small molecule therapeutic compounds for a number of cancers. Together with Bayer, we have selected a compound for clinical development that inhibits ras signaling in cancer cells. Mutations in the ras gene occur in nearly 30% of human cancer cases. We anticipate that Bayer will file an IND for this compound in the middle of 2000.

p53 AND RB FUNCTION AND HUMAN CANCER

    Cancer is caused by a number of genetic changes or mutations that allow affected cells to grow uncontrollably. Tumor suppressor genes are normal growth regulators that are inactivated through mutations, and their loss of function results in cancer formation. RB and p53 are tumor suppressors that regulate cell division and cell death in normal cells, and the loss of either function is often associated with uncontrollable proliferation. The majority of human cancers appear to be dependent on loss of p53 and RB function. This is a major difference between cancer and normal cells. Our therapeutic virus platform is aimed at taking advantage of these important differences.

TECHNOLOGY PLATFORM

    Most current non-surgical therapies for cancer, such as chemotherapy and radiation, discriminate poorly between tumor and normal cells and result in damage to healthy tissues. Consequently, these treatments can have serious adverse side effects that frequently limit their use. Our technology enables the selective killing of cancer cells based on the presence of mutations affecting specific tumor suppressor gene function. We utilize our technology to engineer human adenoviruses to selectively replicate in and kill cancer cells based on the presence of mutations affecting p53 and RB tumor suppressor gene functions. In healthy cells, human adenoviruses inactivate p53 and RB to reproduce themselves. Our therapeutic viruses are engineered to lack the ability to inactivate p53 and RB in healthy cells, and therefore, cannot reproduce efficiently in and harm normal tissues. By contrast, because the p53 and RB tumor suppressor gene functions have been eliminated in cancer cells, our engineered viruses can replicate efficiently and kill these cells. This leaves the body's healthy tissue unaffected, while the newly made and released virus progeny infect nearby cancer cells and perpetuate the selective cancer cell killing cycle, thereby amplifying the therapeutic effect.

    We are developing a number of technologies that complement our selectively-replicating virus platform. First, we are developing the capability to arm our therapeutic viruses with anticancer genes. The significant features of this technology are selective expression and amplification of anticancer genes within the local tumor environment. Because our virus selectively replicates in tumor cells, the anticancer gene is also selectively expressed at the tumor site. We believe this should minimize systemic exposure and toxicity. Furthermore, we believe that as the virus replicates, it will also steadily increase the concentration of the therapeutic agent in the cancer mass, thereby adding to the virus' anticancer effect. Thus, the selectivity and amplification features inherent to our technology should expose the tumor to higher levels of the therapeutic agent than is possible with other methods of administration. We plan to arm our viruses with a number of anticancer genes. The two initial classes are prodrug converting enzyme genes which might convert a nontoxic prodrug into a cytotoxic chemotherapeutic, and those genes that might stimulate immune response against the tumor.

    In addition to our armed virus program, we are developing ways to physically or genetically modify our therapeutic viruses to improve their circulating half-life upon systemic administration. We believe that this is important for treatment of a broad range of cancers, including metastatic disease.

ONYX-015

    Our lead product, ONYX-015, is a human adenovirus that has been modified so that it does not make E1B 55k, a viral protein that binds to cellular p53 and blocks its function. As a result, ONYX-015 cannot inactivate the p53 protein and effectively harm normal cells. However, in the majority of cancer cells, p53 function is already lost through mutation. When ONYX-015 infects cancer cells, the virus growth cycle proceeds, the cancer cells are killed, new virus progeny are produced and neighboring cancer cells are infected and killed.

    To date, we have evaluated ONYX-015 efficacy in Phase II trials in which direct intratumoral injections were used to treat head and neck cancer patients. Additionally, we are conducting separate Phase I/II trials in patients with liver metastases of colorectal cancer and in patients with pancreatic cancer. Furthermore, separate Phase I trials have been completed in patients with ovarian cancer and in advanced cancer patients with lung involvement. Set forth below are the American Cancer Society's estimates for new cancer cases and cancer deaths in the United States for the year 2000 for some of the solid tumor cancers that we are targeting with ONYX-015.

CANCER TYPE                                                NEW CASES    DEATHS
-----------                                                ---------   --------
Head and neck*...........................................    40,300     11,700
Colon and rectum.........................................   130,200     56,300
Pancreas.................................................    28,300     28,200
Ovary....................................................    23,100     14,000
Lung.....................................................   169,000    158,000

------------------------
*    Includes cancers of the larynx, tongue, mouth, oral cavity and pharynx.

HEAD & NECK CLINICAL PROGRAMS

    We have completed two Phase II efficacy trials with ONYX-015 in head and neck cancer patients. In the first trial, patients with end-stage refractory tumors received intratumoral injections of ONYX-015 daily over five consecutive days. Refractory tumors are those that no longer respond to conventional cancer treatments, including chemotherapy. In this trial, four of 19 evaluable patients had greater than 50% reduction in the size of their injected tumors, including two with complete responses. A complete response is defined as a 100% reduction in the size of the injected tumor. In this trial, ONYX-015 was well tolerated with 60% of these patients experiencing transient flu-like symptoms.

    In the second Phase II trial, ONYX-015 was administered in combination with cisplatin and 5-fluorouracil to head and neck cancer patients with recurrent disease. These two chemotherapeutic drugs are the current standard of care for patients with recurrent head and neck tumors. In this trial, the dosing regimen provided for daily direct intratumoral injections of ONYX-015 on each of days one through five, intravenous dosing of cisplatin on day one and intravenous dosing of 5-fluorouracil on each of days one through five. Nineteen of the 30 evaluable patients, or 63%, had regressions of greater than 50% in their injected tumor, including eight patients, or 27%, with complete responses. We believe these rates compare favorably to an average historical response rate using chemotherapy alone in which approximately 35% of patients had tumor regressions of greater than 50%, with an average complete response rate of less than 10%. In this trial, the treatment was generally well tolerated with chemotherapy-related gastrointestinal symptoms and injection site pain being the most frequent adverse events reported by patients.

    In a separate analysis of this same trial, we compared the efficacy of ONYX-015 plus chemotherapy in the injected tumor to the efficacy of chemotherapy alone in distant uninjected tumors. Eleven patients had more than one tumor and only their largest tumor was injected with ONYX-015. Nine of the 11 tumors injected with ONYX-015 responded, while only three of the 11 patients' uninjected tumors responded. We believe that this study, which considers the patients as their own control, demonstrates the superiority of ONYX-015 plus chemotherapy over chemotherapy alone.

    We have had discussions with the FDA regarding the Phase III trial design for treating patients with recurrent head and neck cancer with ONYX-015. Based on these discussions, and together with Warner-Lambert, we intend to initiate a pivotal Phase III clinical trial in the middle of 2000. The trial will compare intratumoral injection of ONYX-015 plus standard chemotherapy, 5-fluorouracil and cisplatin, versus standard chemotherapy alone. We expect that the trial will take place at numerous centers in the United States and Europe and will include 290 evaluable patients, half in each arm of the study. The primary endpoints for the trial are progression-free survival and durable tumor response. Secondary endpoints include patient quality of life measurements and overall survival.

    We are also planning to initiate a Phase II/III trial by the end of 2000 which will evaluate ONYX-015 in patients with refractory head and neck cancer. We expect this trial will include 50 to 100 patients who will receive ONYX-015 in combination with chemotherapy, with durable tumor response as the primary endpoint. We anticipate that the results from this second trial will also be included in the eventual licensing applications for ONYX-015.

OTHER CLINICAL PROGRAMS

    We are currently evaluating ONYX-015 in Phase I/II and Phase I clinical trials in four additional cancer indications. We intend to report interim results from several of these studies at the ASCO meeting in May 2000. The trials described below are at an early stage of development and there can be no assurance that sufficient anticancer activity or clinical benefit will be observed in later trials to warrant registration or use in patients with these cancers.

    LIVER METASTASES OF COLORECTAL CANCER. We are conducting an ongoing Phase I/II trial in which ONYX-015 is infused via the hepatic artery in patients with liver metastases of colorectal cancer. This intra-arterial route permits simultaneous delivery of ONYX-015 to multiple tumor sites within the liver. In this trial, patients who tolerate the initial cycles of treatment with ONYX-015 alone receive a combination of ONYX-015 plus 5-fluorouracil and leucovorin, the standard chemotherapeutic regimen for colorectal cancer treatment, for subsequent treatment cycles. This study is in the final stages of patient accrual and, to date, evidence of biological and anticancer activity has been observed. We believe that the combination of ONYX-015 with chemotherapy was able to shrink or halt the growth of intrahepatic tumors in a number of patients who had progressed following prior chemotherapy treatment. As a follow-up to these clinical trials, we are discussing various Phase II protocols with Warner-Lambert.

    PANCREATIC CANCER. We are conducting an ongoing Phase I/II trial in which ONYX-015 is administered through endoscopic ultrasound-guided intratumoral injections in patients with advanced pancreatic cancer. This technique allows for multiple injections per treatment. Patients who tolerate the initial cycles of treatment with ONYX-015 alone receive gemcitabine, a chemotherapeutic agent for the treatment of pancreatic cancer, in combination with ONYX-015 in subsequent treatment cycles. The final cohort of patients remains to be treated in this trial. To date, we believe the combination of ONYX-015 plus gemcitabine resulted in shrinkage or halted tumor growth in a number of patients.

    OVARIAN CANCER. We have completed a Phase I trial of ONYX-015 in 16 patients with recurrent or refractory ovarian cancer. This Phase I dose escalation trial involved administration of five daily ONYX-015 infusions per cycle via intraperitoneal delivery into the abdominal cavity. In this trial ONYX-015 was generally well tolerated in patients with minimal tumor mass.

    LUNG CANCER. One of our independent investigators has completed a Phase I trial in ten patients with advanced cancers with lung involvement. The primary objectives of the trial were to determine safety and pharmacokinetics of intravenously administered ONYX-015. In this trial, ONYX-015 was generally well tolerated. As a follow up to this trial, we are discussing future Phase II intravenous trials in patients with lung and liver tumors with Warner-Lambert.

OTHER PRODUCT OPPORTUNITIES

    In addition to ONYX-015, we are also conducting a number of research and development programs based on our virus technology platform as well as our small molecule drug discovery efforts.

PRODRUG ARMED THERAPEUTIC VIRUS PROGRAM

    To expand the range of cancer indications for our product candidates, we are developing therapeutic viruses armed with anticancer genes. A number of anticancer chemotherapeutic agents are prodrugs, or can be synthesized as prodrugs. A prodrug is the inactive form of a drug that requires specific modifications to be converted to its active form. Specific enzymes are known to carry out this conversion.

    We have developed a system to arm our therapeutic viruses with genes coding for a number of different prodrug converting enzymes. With this strategy, each virus is armed with a single gene coding for an enzyme that can convert the prodrug to the specific anticancer chemotherapeutic drug. Therefore the armed virus would not only reproduce itself, but in the presence of the prodrug would also turn the infected cancer cell into a miniature chemotherapeutic anticancer drug factory. We obtained licenses to several prodrug converting enzyme systems for arming our therapeutic viruses. We are working with Warner-Lambert to select the first prodrug armed therapeutic virus for preclinical development.

RB-SELECTIVE THERAPEUTIC VIRUS PROGRAM

    Nearly 30% of all human cancers contain mutations in the RB gene. It is now believed that mutated components of the RB pathway are present in nearly all human cancers. We have engineered human adenoviruses to selectively replicate in and kill cancer cells based on defects in the RB pathway in these cells. In preclinical studies, these candidate therapeutic viruses have been shown to selectively replicate and result in significant tumor shrinkage in animal models. Depending on the results of these preclinical studies, we may designate a RB-selective therapeutic virus as a clinical candidate in 2000 for treatment of human cancers.

RAS PATHWAY INHIBITOR PROGRAM

    Mutations in the ras gene occur in approximately 30% of all human cancers, including 90% of pancreatic, 50% of colon and some lung cancers. With Bayer, we have selected a compound for clinical development that inhibits ras signaling in cells. This compound is currently undergoing advanced toxicology studies. Depending on the results of these studies, we expect Bayer to file an IND for this compound in the middle of 2000.

CELL CYCLE AND INFLAMMATION PROGRAMS

    Together with Warner-Lambert, we have identified a number of lead compounds that modulate the activity of key enzymes that regulate the cell cycle or are associated with inflammatory diseases. Cell cycle is the process whereby a single cell replicates its DNA and divides into two identical new cells. Mutations in cell cycle regulating enzyme genes are present in a majority of human cancers. The most advanced lead compound in these programs is currently being evaluated for its efficacy in animal models of human cancer. Joint research under these programs is expected to continue until the middle of 2001.

BUSINESS STRATEGY

    Our objective is to be a leading developer of novel cancer therapies. We intend to develop and commercialize a broad portfolio of products based primarily on our selectively-replicating virus technology platform. Elements of our strategy are to:

    - OBTAIN REGULATORY APPROVAL FOR ONYX-015 FOR HEAD AND NECK CANCER. We have completed Phase II clinical trials of ONYX-015 for treatment of patients with head and neck cancer. Together with Warner-Lambert, and based on our discussions with the FDA, we are ready to begin a Phase III pivotal trial aimed at gaining regulatory approval of ONYX-015.

    - DEVELOP ONYX-015 FOR OTHER CANCER INDICATIONS. We are in the process of completing separate Phase I/II clinical trials in patients with liver metastases of colorectal cancer and in patients with pancreatic cancer. Separate Phase I trials evaluating ONYX-015 as a treatment for patients with ovarian cancer and advanced cancer patients with lung involvement have also been completed. Based on the results from these studies, we expect to initiate further clinical trials in an effort to generate data supporting the therapeutic value of ONYX-015 in multiple cancer indications.

    - BROADEN OUR THERAPEUTIC VIRUS PRODUCT PORTFOLIO. We are currently evaluating RB-selective therapeutic viruses in preclinical models for efficacy and toxicity effects. In addition, we are developing armed viruses that incorporate prodrug systems to selectively activate chemotherapeutic drugs within tumors. We are in the process of developing our first prodrug armed virus for preclinical development.

    - RETAIN SUBSTANTIAL CO-PROMOTION RIGHTS TO OUR PRODUCTS. We intend to build sales and marketing capabilities to promote our products in the United States and Canada. In establishing new product collaborations, we seek to retain at least 50% of marketing and profit-sharing rights in the United States. For ONYX-015 and the two armed viruses, we have retained co-promotion rights as well as the opportunity for equal profit sharing in the United States and Canada. Our collaboration with Bayer offers us co-promotion and profit-sharing rights of any developed product in the United States.

    - COLLABORATE WITH LEADING PHARMACEUTICAL COMPANIES. To market and distribute our products worldwide, we intend to collaborate with leading pharmaceutical companies that have worldwide marketing and distribution capabilities.

    - ACQUIRE TECHNOLOGIES AND PRODUCTS THAT COMPLEMENT OUR BUSINESS. We intend to in-license or acquire complementary technologies to enhance our product portfolio and strengthen our market position. Currently, we are focusing on accessing technologies to strengthen our efforts in arming our therapeutic viruses with anticancer genes as well as formulating our therapeutic viruses for systemic delivery. Additionally, we intend to pursue an acquisition strategy targeting products in late stage development that fit our focus on cancer.

COLLABORATIONS

WARNER-LAMBERT: ONYX-015 AND TWO ARMED THERAPEUTIC VIRUSES

    Effective September 1999, we entered into an agreement with Warner-Lambert for purposes of developing and commercializing ONYX-015 and two armed therapeutic viruses. Under the terms of this agreement, we have the right to co-promote ONYX-015 and the two armed virus products with Warner-Lambert in the United States and Canada. We also have the right to share equally in resulting profits or losses in these territories. Additionally, Warner-Lambert is responsible for commercializing the products in the rest of the world and is obligated to pay us a royalty on net sales in these markets.

    We will jointly manage the development of these products. Warner-Lambert will be primarily responsible for conducting the agreed-upon Phase III registration trials of ONYX-015 in head and neck cancer and other registration trials in various cancer indications. The parties are required to share responsibility for Phase I and Phase II exploratory trials. Warner-Lambert is responsible for the commercial manufacturing of the collaboration products.

    Warner-Lambert is obligated to provide the first $40 million in funding for clinical development of ONYX-015. We are obligated to fund 25% of the costs over $40 million in order to retain our profit sharing and co-promotion rights in the United States and Canada, and Warner-Lambert is obligated to fund the remaining 75%. Warner-Lambert is also required to fully-fund the research and preclinical development of the two armed virus product candidates. When a product candidate is selected for clinical development, we will be obligated to pay 25% of the development costs in order to retain our profit-sharing and co-promotion rights in the United States and Canada for any resulting product. If we choose not to or are unable for any reason to: (a) fund our portion of the development costs for ONYX-015 or an armed virus product candidate, or (b) maintain our required co-promotion effort, we would lose our co-promotion and profit-sharing rights for that product, the product would be exclusively licensed to Warner-Lambert, and we would receive a royalty on these sales in the applicable market.

    One of these two armed virus product candidates will be a p53-selective therapeutic virus armed with a prodrug-converting enzyme. The armed virus products provided for in the agreement are currently in the research stage, and the timing of clinical trials will depend on the results of research and preclinical development activities. We have retained the rights to independently develop and commercialize p53-selective armed virus products other than the two selected in the collaboration. In addition, we retain rights to all other products derived from our therapeutic virus platform.

    In addition to providing ongoing research and development support, Warner-Lambert is obligated to make milestone payments based on product development achievements. If all products covered by the agreement are developed successfully, these milestone payments could exceed $100 million.

    Warner-Lambert has the right to terminate this agreement, or terminate its efforts directed at select product candidates, at any time on 90 days advance notice. In such event, all product rights, or related product rights in the case of termination directed at select product candidates, would revert to us. These product rights would be royalty-free in the case of ONYX-015, and would be royalty-bearing to Warner-Lambert in the case of the armed virus product candidates, if such candidates had entered clinical trials prior to termination.

WARNER-LAMBERT: CELL CYCLE PROGRAM

    In May 1995, we entered into a research and development collaboration agreement with Warner-Lambert to discover and commercialize small molecule drugs that restore control of or otherwise intervene in misregulated cell cycle transitions in tumor cells. Under this agreement, we assume the responsibility for developing screening assays for jointly selected targets, and have transferred these assays to Warner-Lambert for high throughput screening of their compound library to identify active compounds. Warner-Lambert is responsible for subsequent medicinal chemistry and preclinical investigations on the active compounds. We will receive milestone payments on clinical development and registration and royalties on worldwide sales of the products. Warner-Lambert is obligated to conduct and fund all clinical development, make regulatory filings and manufacture for sale the collaboration compounds. Research under this agreement has been extended through May 2001, but we do not expect the research term under this agreement to extend beyond this date. Thereafter, Warner-Lambert may develop products identified during the research term and we could receive milestone payments and royalties on these marketed products.

WARNER-LAMBERT: INFLAMMATION PROGRAM

    In July 1997, we entered into a three-year research and development collaboration agreement with Warner-Lambert to discover and commercialize small molecule drugs for the treatment of acute and chronic inflammatory disorders. The obligations of the parties are similar to those agreed to under the cell cycle program and each party must dedicate a specified minimum number of researchers to the collaboration. We would receive milestone payments based on the development and registration of any resulting products and would receive royalties on worldwide sales. Research under this agreement has been extended through July 2001, but we do not expect the research term under this agreement to extend beyond such date. Thereafter, Warner-Lambert may develop products identified during the research term and we could receive milestone payments and royalties on these marketed products.

BAYER

    Effective February 1994, we established a research and development collaboration with Bayer to discover, develop and market compounds that inhibit the function, or modulate the activity, of the ras signaling pathway or that appropriately modulate the activity of this pathway in order to treat cancer and other diseases. Collaborative research under this agreement was concluded in 1999, and as a result, a development candidate has been identified. Currently, Bayer is completing preclinical work, and if final toxicology studies are favorable, we expect Bayer to file an IND for this drug candidate in the middle of 2000.

    Bayer has paid all the costs of research and preclinical development of this drug candidate. Under our agreement with Bayer, we have the opportunity to co-fund 50% of clinical development costs worldwide, excluding Japan. Bayer will fund 100% of development costs in Japan and pay us a royalty on sales. If we co-fund and we exercise our right to co-promote in the United States, we would share equally in profits or losses. If we do not co-promote in the United States, Bayer would first receive a portion of the product revenues to repay Bayer for its commercialization infrastructure, before determining our share of profits and losses. In other parts of the world except Japan, Bayer would also receive this preferential distribution. If we elect to share in development costs, Bayer would pay us substantial development milestone payments based on the product's progress through clinical trials. These milestone payments would be repayable to Bayer from our share of profits and royalties. At any time during product development, either company may terminate its participation in development costs, in which case the other party would retain exclusive rights to the product on a royalty-bearing basis. If we do not exercise our option to bear 50% of product development costs, Bayer would retain exclusive, worldwide rights to this product candidate and would pay royalties to us on net sales.

    In addition to the development candidate referred to above, final screening and lead evaluation is still continuing with respect to other compounds identified in the course of the collaborative research program with Bayer. There is no assurance that any additional development candidates will be identified.

CHIRON

    Our business began in April 1992 by means of the transfer from Chiron to us of the drug discovery program being conducted at Chiron by Dr. Frank McCormick, our scientific founder, and his research team. Under an agreement between Chiron and us, Chiron has an option through April 2007 to receive an exclusive or co-exclusive royalty-bearing license to our diagnostic and vaccine product candidates. If Chiron does not exercise its option rights with respect to a particular product candidate, then prior to the completion of Phase II clinical trials, we may seek a third party licensor of that product, subject to a right of first refusal in favor of Chiron, and after the completion of Phase II clinical trials for product candidates, the related option rights of Chiron expire.

    This agreement also includes a mechanism for our making proposals to Chiron for future collaborations. Such proposal would require that we disclose to Chiron the material information known to us regarding the program and propose a set of commercial terms. If such a proposal is made, and we and Chiron do not reach agreement within 60 days after we make the proposal, then we may, within 120 days thereafter, enter into an agreement with a third party on terms no more favorable taken as a whole than the terms that we offered to Chiron. Chiron has advised us that it believes the foregoing provision, in the context of the other provisions of this agreement, requires us to offer gene therapy programs to Chiron pursuant to this mechanism before we license any such program to a third party. We do not agree that these provisions impose this obligation to make proposals to Chiron. However, the resulting uncertainty about the interpretation of this agreement may impede our ability to enter into agreements with other companies for gene therapy products in the absence of a waiver by Chiron.

    Chiron has never exercised any right to receive a product license from us. In mid-1999, Chiron delivered a letter under which Chiron waived any rights it has under the agreement with respect to collaborative arrangements that we may enter into with others until the end of July 2000, based on our selectively-replicating virus technology. We executed the agreement with Warner-Lambert concerning ONYX-015 and two armed viruses during the period of time covered by this letter. We understand that Chiron has recently reduced its research activities in the field of gene therapy. However, it is possible that Chiron will, in the future, assert rights under this agreement, which may impede or delay our ability to enter into collaboration agreements with others.

MARKETING AND SALES

    We currently have no marketing, sales or distribution capabilities, but we intend to build these capabilities to promote our products in the United States and Canada. Consequently, we have retained co-promotion rights in these territories for most of our products. We also expect to exploit relationships with one or more pharmaceutical companies with established marketing, sales and distribution capabilities and direct sales forces to market our products. We have begun to build marketing capabilities in the United States by hiring an experienced oncology marketing executive in December 1999. There can be no assurance that we will be able to establish in-house marketing, sales and distribution capabilities or relationships with third parties, or that we will be successful in gaining market acceptance for our products.

MANUFACTURING

    At this time, we do not have internal manufacturing capabilities to supply small or large-scale clinical trials or commercial quantities, nor do we have experience in such manufacturing. We expect that our collaborative partners will manufacture our therapeutic virus products for late-stage clinical development and commercialization. Warner-Lambert has an exclusive right to manufacture the products that result from our collaborations with them. To manufacture our products for clinical trials or on a commercial scale, if we are required to or choose to do so, we will have to build or gain access to a manufacturing facility, which will require a significant amount of funds. In our collaborations in small molecule drug discovery, Bayer and Warner-Lambert are obligated to manufacture all such drugs for clinical development and commercialization.

    We use a contract manufacturer, BioReliance Corporation, for the production of ONYX-015 for use in Phase I and Phase II clinical trials. In December 1998, we entered into an agreement with Molecular Medicine LLC to manufacture ONYX-015 for use in Phase III clinical trials using a commercially scaleable manufacturing process. The term of this agreement expires in June 2000 and we are currently negotiating an extension. Although Molecular Medicine has produced viral products for Phase I and Phase II clinical trials, Molecular Medicine has not produced Phase III clinical trial materials for us or any other parties. Molecular Medicine has modified its facility and procedures and has adopted our production process. Initial lots of drug material using this process have been produced by Molecular Medicine, but have not yet been released for clinical usage. We have also initiated efforts to increase the yield of ONYX-015 from the new process to meet the expected Phase III patient accrual schedule. Because Molecular Medicine has not previously produced Phase III clinical trial material, there could be delays in the production of materials necessary to begin or continue the Phase III trials.

    We currently anticipate that Molecular Medicine will be able to produce sufficient quantities of ONYX-015 to supply our pivotal Phase III trial for treatment of head and neck cancer. To the extent there are other indications that could be targeted for regulatory approval, the capacity of Molecular Medicine could become limiting and priorities and timelines might change. We also expect that Phase I and Phase II trials in other cancer indications can be adequately supplied using drug materials from BioReliance. Together with Warner-Lambert, we are currently developing plans for process scale-up and additional facilities for commercial manufacturing of ONYX-015. While substantial progress has been made in the development of a scaleable, commercially feasible manufacturing process, there can be no assurance that such a process will be successfully adapted to commercial scale in a timely manner.

    We are aware of only a limited number of manufacturers who we believe would have the ability and capacity to manufacture this product or any other therapeutic viruses we may develop. Failure of any such third-party manufacturer to comply with state and federal regulations and to deliver the required quantities on a timely basis and at commercially reasonable prices would materially adversely affect our business, financial condition and results of operations. No assurance can be given that we, alone or with a third party, will be able to make the transition to commercial-scale production of our potential products successfully, if at all, or that if successful, we will be able to maintain such production.

PATENTS AND PROPRIETARY RIGHTS

    We believe that patent and trade secret protection is crucial to our business and that our future will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others, both in the United States and other countries. In October 1997, we were awarded United States Patent No. 5,677,178 for claims covering the use of ONYX-015 for the treatment of functionally p53-deficient cancers. In April 1999, we were awarded European patent, No. 689,447 for claims covering the use of ONYX-015 for the treatment of functionally p53-deficient cancers. We were also awarded United States Patent No. 5,801,029, a broad methods of use patent, for claims covering the use of certain adenoviral mutants that kill functionally RB-deficient tumor cells. Each of these cases' claims has been issued covering arming these viruses with anticancer genes. Further, we have made additional filings worldwide that claim adenoviruses that can be used to kill functionally deficient p53 or RB cancer cells, with or without a prodrug converting enzyme. We were also awarded United States Patent No. 5,846,945, for claims covering compositions of matter that consist of ONYX-015 and a chemotherapeutic. As of March 5, 2000, we owned or had licensed rights to 33 U.S. patents and 51 U.S. patent applications, and generally, foreign counterparts of these filings. We have licensed patents and patent applications covering formulations of viruses, prodrug activating enzymes and other technology useful in the conduct of our business.

    Our existing patent rights may not have a deterrent effect on competitors who are conducting or desire to commence competitive research programs with respect to the biological targets or fields of inquiry that we are pursuing. Our ultimate patent position will depend on our ability to obtain effective patent coverage for the compositions of matter identified in such research programs. Because these programs are at an early stage and, except in the therapeutic virus programs, potential products have not yet been identified, it cannot be determined whether potential products that may be derived from our drug discovery program may be subject to the patent rights of third parties.

    Since patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability, cannot be predicted. To date there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. There can be no assurance that any of our patents or patent applications, if issued, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to us against competitors with similar technology. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology that we have developed. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire, or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent.

    We are aware of pending patent applications that have been filed by others that may pertain to certain aspects of our programs. If patents are issued to others containing preclusive or conflicting claims and such claims are ultimately determined to be valid, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. Our breach of an existing license or failure to obtain a license to technology required to commercialize our products may have a material adverse effect on our business, financial condition and results of operations. Litigation, which could result in substantial costs, may also be necessary to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. An adverse outcome could subject us to significant liabilities to third parties and require us to seek licenses of the disputed rights from third parties or to cease using such technology if such licenses are not available, and could have a material adverse effect on our business, financial condition and results of operations.

    With respect to ONYX-015 and selectively-replicating viruses, we are aware of a patent application filed in the United States, Europe, Japan and Canada by General Hospital Corporation, an affiliate of Massachusetts General Hospital. This patent application is related to research involving a modified herpes simplex virus but it also includes broader claims that, if they were to issue, would cover ONYX-015 and other selectively-replicating viruses. We believe, and have received an opinion from outside counsel to the effect, that such broad claims made in the General Hospital patent application are not patentable. Consistent with this opinion is a review of the European patent status of the General Hospital patent application, which shows that the patent examiner is requiring that the claims be limited to herpes viruses. However, there can be no assurance these broad claims will not issue in one or more countries, that we would be successful in challenging any such claims, or that a license would be available under any such patent if it were to issue.

    We have identified United States Patent No. 5,837,520 that covers methods of purification of viral vectors. Canji, Inc. either owns or has licensed the rights to this patent. We may seek a license under this patent from Canji. However, if such license were not available at commercially reasonably terms, or at all, we would develop purification methods that are not covered by the patent. In any event, we do not believe that this patent will have a material adverse effect on our business assets, liabilities, financial condition, operations or prospects.

    We have identified four European Patent Applications, EPA 415, 731; EPA 657, 539; EPA 657, 540; and EPA 690, 129, that claim enzymes for converting prodrugs to their active forms for treating disease, including cancer, and methods of delivering the enzymes using virions. Glaxo Wellcome either owns or has licensed the rights to these patent applications. The European Applications were filed in 1989, and as yet, have not been granted. It is assumed that one or more corresponding United States patent applications have been filed, but as yet none have issued. The issuance of any of these patent applications in either Europe or the United States will not prevent us from developing and commercializing ONYX-015. However, there can be no assurance that these patent applications, should they issue, will not adversely affect our freedom to operate in the area of armed viruses, that is, viruses that we may develop that have incorporated into them prodrug converting enzymes. Moreover, there can be no assurances that we would be successful in challenging any such claims, under any such patents if they were to issue, or that a license would be available.

    We have also identified a PCT patent application, PCT/US98/04080, that claims pegylated adenovirus. Pegylation is one of many methods we are exploring to modify our viruses for systemic delivery. Calydon, Inc. filed this application with a priority date of March 3, 1997. Corresponding patent applications are also pending in the United States. There can be no assurance that these patent applications, should they issue, will not restrict our freedom to operate in the area of pegylated adenovirus.

    In June 1997, ICT Pharmaceuticals, Inc. notified us of two issued United States Patents, Nos. 4,980,281 and 5,266,464 that ICT believes cover the use of a cell for the screening, testing or pharmacological characterization of new drugs or other substances. Foreign counterparts of the U.S. patents are pending. ICT has offered us a license to the patents. We have not determined whether to negotiate a license. In any event, we do not believe that these patents will have a material adverse effect on our business, assets, liabilities, financial condition, operations or prospects.

    Together with our licensors, we also rely on trade secrets to protect our combined technology, especially where patent protection is not believed to be appropriate or obtainable. However, trade secrets are difficult to protect. We protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, collaborators and certain contractors. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. To the extent that we or our consultants or research collaborators use intellectual property owned by others in their work for us, disputes may also arise as to the rights in related or resulting know-how and inventions.

GOVERNMENT REGULATION

    Regulation by government authorities in the United States and other countries will be a significant factor in the manufacturing and marketing of any products that may be discovered or developed by us, or that may arise out of our research. All of our products will require regulatory approval by government agencies prior to commercialization. We anticipate that our products will be subject to rigorous preclinical and clinical testing and premarket approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, testing, labeling, storage, recordkeeping and marketing and promotion of such products.

    The steps ordinarily required before a drug or biological product may be marketed in the United States include (a) preclinical studies, (b) the submission to the FDA of an IND which must become effective before human clinical trials may commence, (c) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug or biologic, (d) the submission of a marketing application to the FDA, and (e) FDA approval of the marketing application, including inspection and approval of the product manufacturing facility.

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

    Clinical trials involve the administration of the investigational product to humans under the supervision of a qualified principal investigator. In the United States, clinical trials must be conducted in accordance with Good Clinical Practices under protocols submitted to the FDA as part of the IND. In addition, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board, or IRB, and with patient informed consent. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution conducting the clinical trial. The United Kingdom and certain other European and Asian countries have similar regulations.

    The goal of Phase I clinical trials is to establish initial data about safety and tolerance of the investigational product in humans. In Phase II clinical trials, evidence is sought about the desired therapeutic efficacy of the investigational product in limited studies with small numbers of carefully selected subjects. Efforts are made to evaluate the effects of various dosages and to establish an optimal dosage level and dosage schedule. Additional safety data are also gathered from these studies. The Phase III clinical trial program consists of expanded, large-scale, multicenter studies in the target patient population. The goal of these studies is to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosage regimen.

    All data obtained from this comprehensive development program are submitted as a marketing application to the FDA and the corresponding agencies in other countries for review and approval. FDA approval of a marketing application is required before marketing may begin in the United States. The FDA may elect to present data on our products to one of its advisory committees for review and recommendation before approval is granted. Essentially all of our proposed products will be subject to demanding and time-consuming approval procedures in the countries where we intend to commercialize our products. These regulations define not only the form and content of the development of safety and efficacy data regarding the proposed product, but also impose specific requirements regarding manufacture of the product, testing, quality assurance, packaging, storage, documentation, recordkeeping, labeling, advertising, and marketing procedures. Effective commercialization also requires inclusion of our products in national, state, provincial, or institutional formularies or cost reimbursement systems.

    FDA approval of our products, including a review of the manufacturing processes and facilities used to produce such products will be required before such products may be marketed in the United States. The process of obtaining FDA approval can be costly, time consuming and subject to unanticipated delays. The FDA may refuse to approve an application if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy of the drug. Moreover, if regulatory approval of a drug product is granted, the approval will be limited to specific indications. There can be no assurance that approvals of our proposed products, processes or facilities will be granted on a timely basis, if at all. Any failure to obtain, or delay in obtaining, such approvals would have a material adverse affect on our business, financial condition and results of operations. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which a product could be marketed. In some instances, regulatory approval may be granted with the condition that confirmatory, Phase IV, clinical studies are carried out. If these Phase IV studies do not confirm the results of previous studies, regulatory approval for marketing may be withdrawn. Failure to comply with FDA and other applicable regulatory requirements may result in, among other things, warning letters, civil penalties, criminal prosecution, injunctions, seizure or recall of products, total or partial suspension of production, refusal of the government to grant approval, or withdrawal of approval of our products.

    In addition to regulations enforced by the FDA and by the Nuclear Regulatory Commission, we are subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other present and potential future federal, state or local regulations. Our potential products may require review by RAC. In other countries, similar regulations may apply. Our research and development involves the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

    Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities will be necessary in foreign countries prior to the commencement of marketing of the product in such countries. The approval procedure varies among countries, can involve additional testing, and the time required may differ from that required for FDA approval. Although there is now a centralized European Union approval mechanism in place, each European country may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed. We expect to rely on corporate partners and licensees, along with our own expertise, to obtain governmental approval in foreign countries of drug and biological products discovered by us or arising from our programs.

COMPETITION

    We are engaged in a rapidly changing and highly competitive field. Other products and therapies that currently exist or are being developed will compete with the products we are seeking to develop and market. Some of these competitive products are in clinical trials. In particular, among other trials, Schering-Plough Corporation is conducting a Phase II clinical trial of its p53 gene therapy product in liver metastases of colorectal cancer.
Aventis Inc./Introgen Therapeutics, Inc. are also initiating a Phase III clinical trial in head and neck cancer with their p53 gene therapy product. These products would compete directly with ONYX-015. Other companies are developing small molecule drugs which may compete with product candidates identified in our small molecule programs.

    Competition from fully integrated pharmaceutical companies and more established biotechnology companies is intense and is expected to increase. Substantially all of these companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals, and marketing than us. Smaller companies may also prove to be significant competitors, particularly through collaborations with large pharmaceutical and established biotechnology companies. Many of these competitors have significant products that have been approved or are in development and operate large, well-funded research and development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and seek marketing and research and development collaborations that compete with our programs. These companies and institutions also compete with us in recruiting and retaining highly qualified scientific and management personnel. In addition to the above factors, we will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position.

EMPLOYEES

    As of December 31, 1999, we had 120 full-time employees of whom 31 hold Ph.D. or M.D. degrees. Of our employees, 94 are in research and development and 26 are in business development, finance and administration. No employee of ours is represented by a labor union and we consider our employee relations to be good.

SCIENTIFIC ADVISORY BOARD

    Our Scientific Advisory Board, or SAB, consists of individuals with expertise in many aspects of molecular oncology that advise us and provide critical review of our various development activities. The SAB meets several times a year. In addition, the SAB members consult with and meet informally with us on a frequent basis. Certain SAB members own shares of our common stock and each is compensated for his services. Every member of the SAB has entered into a consulting agreement with us covering the terms of their positions as our consultants and as members of the SAB. The members of our SAB are as follows:

MEMBER                                         AFFILIATION
------                                         -----------
Edward E. Harlow, Jr., Ph.D. (Chairman)......  Harvard Medical School

Allan Balmain, Ph.D., F.R.S.E................  University of California, San Francisco
                                               Cancer Center

Eric R. Fearon, M.D., Ph.D...................  University of Michigan Comprehensive Cancer
                                               Center

Douglas Hanahan, Ph.D........................  University of California, San Francisco
                                               Hormone Research Institute

Frank McCormick, Ph.D., F.R.S................  University of California, San Francisco
                                               Cancer Center

Owen N. Witte, M.D...........................  University of California, Los Angeles
                                               Howard Hughes Institute

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

THE RESULTS OF CLINICAL TRIALS OF ONYX-015 ARE UNCERTAIN.

    We have completed Phase II clinical trials of ONYX-015 for the treatment of head and neck cancer, both as a single agent and in combination with chemotherapy. Based on data from the Phase II clinical trials, we expect to initiate a Phase III clinical trial for ONYX-015 for the treatment of head and neck cancer in the middle of 2000. Historically, many pharmaceutical products have failed in Phase III testing notwithstanding favorable results in Phase II clinical trials. The results of the Phase III trials of ONYX-015 may fail to achieve primary endpoints and may demonstrate previously unforseen side effects. The results also may not extend the findings of previous clinical trials, including response rates, duration of response or safety.

    There can be no assurance that the FDA will accept the results of the Phase III trials, or accept other elements of the biologics license application that we may file for ONYX-015, as being sufficient for market approval. The FDA may require additional clinical trials. Additional clinical trials will be extensive, expensive and time-consuming. If ONYX-015 fails to receive regulatory approval or regulatory approval is delayed, our business, financial condition and results of operations will be seriously harmed. In addition, our clinical trials are being conducted with patients who have failed conventional treatments and who are in the most advanced stages of cancer. During the course of treatment, these patients can die or suffer adverse medical effects for reasons that may not be related to ONYX-015. These adverse effects may impact the interpretation of clinical trial results.

IF WE ARE UNSUCCESSFUL IN DEVELOPING AND COMMERCIALIZING OUR PRODUCTS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD BE SERIOUSLY HARMED.

    None of our products has received regulatory approval, and only ONYX-015 has entered clinical trials. Accordingly, all of our products will require the commitment of substantial resources, extensive research and development, preclinical or animal testing, clinical or human trials, manufacturing scale-up and regulatory approval prior to being ready for commercial sale. There can be no assurance that commercially viable products will result from our efforts and those of parties collaborating with us. If any of our products, even if developed and approved, cannot be successfully commercialized, our business, financial condition and results of operations would be seriously harmed.

WE MAY FAIL TO DEMONSTRATE THAT ONYX-015 IS EFFECTIVE FOR THE TREATMENT OF OTHER TYPES OF CANCER EVEN IF ONYX-015 IS PROVEN EFFECTIVE FOR THE TREATMENT OF HEAD AND NECK CANCER.

    ONYX-015 is being developed initially for treatment of head and neck cancer, using direct intratumoral injection. Even if ONYX-015 is developed successfully for this type of cancer, there can be no assurance that we will be able to demonstrate that it is effective in the treatment of a broader array of cancer types. We are in the process of completing Phase I/II clinical trials for ONYX-015 for treatment of liver metastases of colorectal cancer and for the treatment of pancreatic cancer, both as a single agent and in combination with chemotherapy. Clinical trial results are inherently uncertain. In addition, there is no assurance that we will succeed in our efforts to deliver ONYX-015 to tumors through routes of administration which are more practical for certain cancer types and less costly than direct intra-tumoral injection. If we are not successful in developing additional routes of administration of ONYX-015, or the drug is otherwise ineffective in the treatment of additional types of cancer, the commercial potential of this product will be reduced, even if it does receive marketing approval.

THE BIOLOGICAL CHARACTERISTICS OF OUR THERAPEUTIC VIRUSES, AND THEIR INTERACTIONS WITH OTHER DRUGS AND THE HUMAN IMMUNE AND OTHER DEFENSE SYSTEMS ARE NOT FULLY UNDERSTOOD.

    The use of therapeutic replicating viruses is novel and we are still determining the biological characteristics of these viruses. For example, in our clinical trials to date, we have achieved the best results when ONYX-015 is used in combination with standard chemotherapy drugs, but the reasons for and the nature of the interaction of the virus with these other drugs is still uncertain. In addition, the response of the human immune system to the viral infection is still being investigated, and the immune system may play a role in limiting the tumor-killing effect of our therapeutic viruses. It is also not known to what extent the filtering organs of the body may clear our therapeutic viruses from circulation and limit the tumor-killing activity of our therapeutic viruses. Further, there is some scientific uncertainty as to whether the killing activity of ONYX-015 is specific to cells with p53 mutations. Moreover, the large number of factors that contribute to the formation of each individual patient's cancer, as well as each individual's response to treatment, is largely unknown, and each tumor is unique. These factors include not only the cancer type, but also the pressures within the tumor, the presence of interspersed normal cells and fibrous tissue, and other factors. These are among the reasons why only some cancer patients respond to a particular type of cancer therapy while others do not, even among patients with the same cancer type. The novelty and scientific uncertainties regarding our therapeutic viruses and the uniqueness of human cancers from patient-to-patient increases the risk that our product candidates will not be successfully developed, or if developed will not have a therapeutic effect in a broad patient population.

WE ARE DEPENDENT UPON COLLABORATIVE RELATIONSHIPS TO DEVELOP, MANUFACTURE AND COMMERCIALIZE OUR PRODUCTS AND TO OBTAIN REGULATORY APPROVAL.

    Our strategy for developing, manufacturing and commercializing our products and obtaining regulatory approval depends in large part upon maintaining and entering into collaboration agreements with pharmaceutical companies or other collaborative parties. We have entered into a number of collaboration agreements with different collaborative parties, including research, development and marketing agreements with Warner-Lambert and Bayer. If we fail to maintain these relationships or establish new collaborative relationships, we would be required to undertake these activities at our own expense, which would significantly increase our capital requirements and limit the programs we are able to pursue, and we would be subject to significant delays with the development, manufacture or sale of our products.

    We are subject to a number of risks associated with our dependence upon collaborative relationships, including:

    - the amount and timing of expenditure of resources can vary for reasons outside our control;

    - business combinations and changes in a collaborative party's business strategy may adversely affect such party's willingness or ability to complete its obligations under the collaboration agreement with us;

    - the right of the collaborative party to terminate its collaboration agreement with us on limited notice and for reasons outside our control;

    - loss of significant rights to our collaborative parties if we fail to meet our obligations under these agreements;

    - disagreements as to ownership of clinical trial results or regulatory approvals, and the refusal of the FDA to recognize us as holding the regulatory approvals necessary to commercialize our products;

    - the collaborative party may develop or have rights to competing products and withdraw support of our products; and

    - disagreements may arise with a collaborative party regarding breach of the collaboration agreement or ownership of proprietary rights.

    These factors and other possible disagreements with collaborative parties could lead to delays in the research, development or commercialization of our products or could require or result in litigation or arbitration, which would be time consuming and expensive. If we fail to maintain these relationships or establish new collaborative relationships, our business, financial condition and results of operations would be seriously harmed.

CHIRON MAY HAVE PREFERENTIAL RIGHTS TO ESTABLISH COLLABORATIONS WITH US.

    We were established in April 1992 by means of a transfer from Chiron Corporation to us of the drug discovery program being conducted at Chiron by Dr. Frank McCormick, our scientific founder, and his research team. Under the agreement executed at that time, we granted Chiron preferential rights to receive product licenses in the fields of diagnostics and vaccines, and also established a mechanism for our making proposals to Chiron for future collaborations. Chiron has advised us that it believes that this mechanism requires us to offer gene therapy programs to Chiron before licensing any such program to a third party. We and Chiron have different interpretations of this agreement as it relates to the scope of Chiron's rights. Chiron delivered a letter to us under which Chiron waived any rights it has under the agreement with respect to collaborative arrangements that we may enter into with others until the end of July 2000, based on our selectively-replicating virus technology. During the period of time covered by this letter, we executed our agreement with Warner-Lambert for the development of ONYX-015 and two armed virus products. If Chiron does not grant us further waivers and asserts rights under the April 1992 agreement, or if disputes arise, our ability to enter into future collaborations for other product candidates would be complicated and might be delayed or interfered with. If we are unable to establish new collaborative relationships, or if our ability to enter into future collaborative arrangements are complicated, delayed or interfered with, our business, financial condition and results of operations would be seriously harmed.

WARNER-LAMBERT HAS AGREED TO BE ACQUIRED BY PFIZER, INC.

    We have entered into multiple research and development and marketing collaboration agreements with Warner-Lambert, including a collaboration agreement related to ONYX-015. As part of our collaboration with Warner-Lambert related to ONYX-015, Warner-Lambert has agreed to manufacture ONYX-015 for commercial use.

    In February 2000, Warner-Lambert agreed to be acquired by Pfizer, Inc. We cannot assure you that Pfizer will be interested in continuing these collaborative relationships with us because these collaborations address smaller markets than Pfizer generally seeks to address. We also cannot assure you that Pfizer is interested in the development of a virus technology platform or the products we seek to develop. If the acquisition of Warner-Lambert by Pfizer is consummated, then Pfizer could modify, disrupt or terminate our collaboration agreements with Warner-Lambert currently in effect, subject to the terms of such agreements. Pursuant to our agreement with Warner-Lambert relating to ONYX-015, Warner-Lambert has the right to terminate this agreement for any reason with 90 days notice, in which case they would be required to return all rights to ONYX-015 to us royalty-free. We cannot assure you that Pfizer will not modify, disrupt or terminate one or more of our collaboration agreements with Warner-Lambert pursuant to the terms of these agreements.

    If Pfizer terminates our agreement relating to ONYX-015, a significant portion of the $40 million Warner-Lambert is obligated to fund for the development of ONYX-015, including the cost of clinical trials, would be lost. In addition, because we do not have any sales and marketing capability, we are relying on Warner-Lambert's sales and marketing expertise to commericialize ONYX-015. Further, if Pfizer terminates our agreement relating to ONYX-015 and does not agree to continue to manufacture ONYX-015 for commercial use, we would have to establish an alternate manufacturing source for ONYX-015 which would cause a delay in the commercial sale of ONYX-015. Such a delay, or the modification, disruption or termination of any of our current collaboration agreements with Warner-Lambert, especially our collaboration related to ONYX-015, would seriously harm our business, financial condition and results of operations.

WE DO NOT HAVE CLINICAL OR COMMERCIAL SCALE MANUFACTURING EXPERTISE OR CAPABILITIES AND ARE DEPENDENT ON THIRD PARTIES TO FULFILL OUR MANUFACTURING NEEDS.

    We lack the resources and capabilities to manufacture our products on our own for clinical trials or in commercial quantities, and we have no experience in such manufacturing. It would require substantial funds to establish these capabilities. We have generally granted our collaborative parties the exclusive right to manufacture products resulting from our collaborations, and we expect to grant similar manufacturing rights in future collaborations. Consequently, we are dependent on third parties, including collaborative parties and contract manufacturers, to manufacture our products and product candidates. These parties may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance and shortage of qualified personnel. These third parties may not perform as agreed or may not continue to manufacture our products for the time required by us to successfully market our products. If these third parties fail to deliver the required quantities of our products or product candidates for clinical or commercial use on a timely basis and at commercially reasonable prices, and we fail to find a replacement manufacturer or obtain resources to develop our own manufacturing capabilities, our business will be seriously harmed.

WE CURRENTLY RELY ON A SOLE SOURCE OR LIMITED NUMBER OF SOURCES FOR THE MANUFACTURING OF ONYX-015.

    We currently rely on a sole source contract manufacturer for the supply of ONYX-015 for Phase III clinical trials. This contract manufacturer has not produced materials for Phase III clinical trials for us or any other parties. In addition, there are a limited number of parties who could manufacture ONYX-015 for commercial use. If either our contract manufacturer or Warner-Lambert are unable to deliver the required quantities of ONYX-015 or either of them terminate our relationship, we may not be able to find a replacement manufacturer within a reasonable amount of time or at commercially reasonable rates. If we fail to find a replacement manufacturer or develop our own manufacturing capabilities, our business, financial condition and results of operations will be seriously harmed.

WE NEED TO SCALE-UP THE MANUFACTURING PROCESS OF ONYX-015 FOR COMMERCIAL USE.

    To obtain regulatory approval for ONYX-015, our contract manufacturer will need to be able to produce commercial quantities of ONYX-015. To do so, we need to modify the manufacturing process to produce large quantities of ONYX-015 and obtain access to a larger manufacturing facility. This could require a significant amount of time and experimentation to meet our quality standards for ONYX-015. This will also require a significant capital investment on our part. In addition, if we do not treat patients in our Phase III pivotal trial with product from the new process manufactured at the larger facility, the FDA will most likely require a bridging study to show that the ONYX-015 produced from the new process at the larger facility is comparable to ONYX-015 produced from our existing manufacturing process at our contract manufacturer's existing facility. If we encounter difficulties in modifying the manufacturing process in time to conduct a bridging study prior to FDA review of our Phase III pivotal clinical trial, commercial sales of ONYX-015 could be delayed and our business, financial condition or results of operation could be seriously harmed.

MARKET ACCEPTANCE OF OUR PRODUCTS IS UNCERTAIN.

    Even if our product development efforts are successful and even if the requisite regulatory approvals are obtained, our products may not gain market acceptance among physicians, patients, healthcare payers and the medical community. A number of additional factors may limit the market acceptance of products including the following:

    - rate of adoption by healthcare practitioners;

    - indications for which the product is approved;

    - rate of the products' acceptance by the target population;

    - timing of market entry relative to competitive products;

    - availability of alternative therapies;

    - price of our product relative to alternative therapies;

    - availability of third-party reimbursement;

    - extent of marketing efforts by us and third-party distributors or agents retained by us; and

    - side effects or unfavorable publicity concerning our products or similar products.

WE DO NOT HAVE MARKETING OR SALES EXPERIENCE OR CAPABILITIES.

    We intend to enter into agreements with third parties to market and sell most of our products. We may not be able to enter into marketing and sales agreements with others on acceptable terms, if at all. To the extent that we enter into marketing and sales agreements with other companies, our revenues, if any, will depend on the efforts of others. We also have the right under our collaboration agreements to co-promote our products in conjuction with our collaborative parties. If we are unable to enter into third-party agreements or if we are exercising our rights to co-promote a product, then we will be required to develop marketing and sales capabilities. We may not successfully establish marketing and sales capabilities or have sufficient resources to do so. If we do not develop marketing and sales capabilities, we may not be able to meet our co-promotion obligations under our collaboration agreements, which could result in our losing these co-promotion rights. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. Failure to establish marketing and sales capabilities or failure to enter into marketing agreements with third parties will seriously harm our business, financial condition and results of operations.

ADVERSE EVENTS IN THE FIELD OF GENE THERAPY MAY NEGATIVELY AFFECT REGULATORY APPROVAL OR PUBLIC PERCEPTION OF OUR PRODUCTS.

    The recent death of a patient at the University of Pennsylvania undergoing gene therapy using an adenoviral vector to deliver a therapeutic gene has been widely publicized. This death and any other adverse events in the field of gene therapy that may occur in the future may result in greater governmental regulation of our product candidates and potential regulatory delays relating to the testing or approval of our product candidates. As a result of this death, the United States Senate has commenced hearings to determine whether additional legislation is required to protect volunteers and patients who participate in gene therapy clinical trials. Based on the adverse events reported by investigators using adenoviral vectors, the Recombinant DNA Advisory Committee, or RAC, which acts as an advisory body to the National Institutes of Health, or NIH, has extensively discussed the use of adenoviral vectors in gene therapy clinical trials. Any increased scrutiny or new government regulation could delay or increase the costs of our product development efforts or clinical trials. In this regard, the patient in the University of Pennsylvania trial was receiving therapy by delivery through the hepatic artery of the liver. This route of administration is the same as the one we are using in our current Phase I/II clinical trial of ONYX-015 for liver metastases of colorectal cancer. Concern about this route of adenovirus administration could be a source of delay in further clinical trials or regulatory approvals for this type of cancer treatment.

    Our commercial success will depend in part on public acceptance of the use of gene therapies for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain acceptance of the public or the media. Negative public reaction to gene therapy could result in greater governmental regulation and stricter clinical trial oversight and commercial product labeling requirements of gene therapies and could cause a decrease in the demand for products we may develop.

WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

    To date, we have engaged primarily in research and development. Our research and development and general and administrative expenses have resulted in substantial losses from operations. As of December 31, 1999, we had an accumulated deficit of approximately $78.1 million. We expect to incur significant and increasing operating losses over the next several years as our research and development efforts and preclinical testing and clinical trial activities expand. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the establishment or termination of collaborations, the timing and amount of collaboration payments under the terms of our collaborative agreements, or the initiation, success or failure of clinical trials.

    We do not expect to generate revenues from the sale of products for the foreseeable future. We expect that substantially all of our revenues for the foreseeable future will result from payments under our collaborative agreements. Our ability to achieve profitability depends upon our success in completing development of our potential products, obtaining required regulatory approvals and manufacturing and marketing our products.

WE WILL NEED SUBSTANTIAL ADDITIONAL FUNDS.

    We will require substantial additional funds to conduct the costly and time-consuming research, preclinical testing and clinical trials necessary to develop our technology and proposed products, and to establish or maintain relationships with collaborative parties to bring our products to market. Our future capital requirements will depend upon a number of factors, including continued scientific progress in the research and development of our technology programs, the size and complexity of these programs, our ability to establish and maintain collaboration agreements, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims, competing technological and market developments and product commercialization activities. If we are unable to obtain additional funds, we may be forced to delay or terminate clinical trials, curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses that are not favorable to us.

FAILURE TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS WILL SERIOUSLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. Because of the scientific nature of our business, we are highly dependent on principal members of our scientific and management staff. To pursue our product development plans, we will need to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation and manufacturing. These requirements are also expected to require additional management personnel and the development of additional expertise by existing management personnel. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, and other research institutions. The failure to maintain our management and scientific staff and to attract additional key personnel could seriously harm our business, financial condition and results of operations.

WE FACE INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE.

    We are engaged in a rapidly changing and highly competitive field. Other products and therapies that currently exist or are being developed will compete with the products we are seeking to develop and market. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive products are in clinical trials. In particular, among other trials, Schering-Plough Corporation is conducting a Phase II clinical trial of its p53 gene therapy product in liver metastases of colorectal cancer. Aventis, Inc./Introgen Therapeutics, Inc. are also initiating a Phase III clinical trial in head and neck cancer with their p53 gene therapy products. If approved, the products of these and other competitors now in clinical trials will compete directly with ONYX-015. Other companies are developing small molecule drugs that may compete with product candidates identified in our small molecule drug programs.

    Many of our competitors, either alone or together with collaborative parties, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborative parties, have significantly greater experience than we do in:

    - developing products;

    - undertaking preclinical testing and human clinical trials;

    - obtaining FDA and other regulatory approvals of products; and

    - manufacturing and marketing products.

    Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products before we do. If we commence commercial product sales, we will be competing against companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience.

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

    - new small molecule drugs; or

    - other classes of therapeutic agents.

    Developments by competitors may render our product candidates or technologies obsolete or noncompetitive. We face and will continue to face intense competition from other companies for collaborations with pharmaceutical and biotechnology companies for establishing relationships with academic and research institutions, and for licenses to proprietary technology. These competitors, either alone or with collaborative parties, may succeed with technologies or products that are more effective than ours.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND WE MAY NOT BE ABLE TO OBTAIN REGULATORY APPROVALS.

    Our product candidates under development are subject to extensive and rigorous domestic regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If we market our products abroad, they also are subject to extensive regulation by foreign governments. None of our products has been approved for sale in the United States or any foreign market. Because our products involve the application of new technologies and will be based on new therapeutic approaches, our products are subject to substantial additional review by various governmental regulatory authorities and as a result, regulatory approvals may be obtained more slowly than for products using more conventional technologies.

    The regulatory review and approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Additional or more rigorous governmental regulations may be promulgated that could delay regulatory approval of our or a collaborative party's product candidates. Delays in obtaining regulatory approvals may:

    - adversely affect the successful commercialization of any products that we or collaborative parties develop;

    - impose costly procedures on us or our collaborative parties;

    - diminish any competitive advantages that we or collaborative parties may attain; and

    - adversely affect our receipt of revenues or royalties.

    We expect to rely on the parties with which we collaborate to file investigational new drug applications and generally direct the regulatory approval process for many of our product candidates. Such collaborative parties may not be able to conduct clinical testing or obtain necessary approvals from the FDA or other regulatory authorities for any product candidates. If we fail to obtain required governmental approvals, we or our collaborative parties will experience delays in or be precluded from marketing products developed through our research. In addition, the commercial use of our products will be limited. If we have disagreements as to ownership of clinical trial results or regulatory approvals, and the FDA refuses to recognize us as holding the regulatory approvals necessary to commercialize our products, we may experience delays in or be precluded from marketing products developed through our research. Delays and limitations may materially adversely affect our business, financial condition and results of operations.

    Any required approvals, once obtained, may be withdrawn. Further, if we fail to comply with applicable FDA and other domestic or foreign regulatory requirements at any stage during the regulatory process, we, our contract manufacturers or our collaborative parties may be subject to sanctions, including:

    - delays;

    - warning letters;

    - fines;

    - product recalls or seizures;

    - injunctions;

    - refusal of the FDA or its foreign counterparts to review pending market approval applications or supplements to approval applications;

    - total or partial suspension of production;

    - civil penalties;

    - withdrawals of previously approved marketing applications, and

    - criminal prosecutions.

    We and our contract manufacturers also are required to comply with the applicable FDA current good manufacturing practice regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, manufacturing facilities must be approved by the FDA before they can be used to manufacture our products, and are subject to additional FDA inspection. We or our contract manufacturers may not be able to comply with the applicable good manufacturing practice requirements and other FDA regulatory requirements.

    After a product has received approval from the FDA, we cannot guarantee the FDA will permit us to market the product for applications beyond those for which approval was granted, or that the FDA will grant us approval for separate product applications which represent extensions of our basic technology, or that existing approvals will not be withdrawn or modified in a significant manner. Further, it is possible that the FDA will promulgate additional regulations restricting the sale of our products.

    Labeling and promotional activities are subject to scrutiny by the FDA and state regulatory agencies and, in some circumstances, by the Federal Trade Commission. FDA enforcement policy prohibits the marketing of approved products for unapproved, or off-label, uses. These regulations, and the FDA's interpretation of them, may impair our ability to effectively market products for which we gain approval. Failure to comply with these requirements can result in regulatory enforcement action by the FDA.

    In addition, problems or failures with the products of others, including our competitors, could have an adverse effect on our ability to obtain or maintain regulatory approval for any of our product candidates or products.

CLINICAL TRIALS ARE EXPENSIVE AND THEIR OUTCOMES ARE UNCERTAIN.

    Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we or collaborative parties must demonstrate through preclinical testing and clinical trials that the product is safe and effective for use in humans. We will incur substantial expense for, and devote a significant amount of time to, preclinical and clinical testing and clinical trials. Historically, the results from preclinical testing and early clinical trials have not been predictive of results obtained in later clinical trials involving large-scale testing of patients in comparison to control groups. Clinical trials may require the enrollment of large numbers of patients and suitable patients may be difficult to identify and recruit. A number of companies in the pharmaceutical industry have suffered significant setbacks in every stage of clinical trials, even in advanced clinical trials after promising results in earlier trials.

    The length of time of a clinical trial generally varies substantially according to the type, complexity, novelty and intended use of the product candidate. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

    - inability to acquire sufficient quantities of materials for use in clinical trials;

    - competition for and inability to enroll a sufficient number of suitable patients for testing and inability to adequately follow patients after treatment;

    - variations in interpretation of data obtained from trials;

    - failure to meet or comply with efficacy, safety or quality applicable standards; or

    - government or regulatory delays.

    Our product candidates may fail to demonstrate safety and efficacy in clinical trials. This failure may delay development of our other product candidates, and hinder our ability to conduct related preclinical testing and clinical trials. Failure to obtain regulatory approval for our product candidates may also create difficulties in obtaining additional financing. These failures will seriously harm our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY OR OPERATE OUR BUSINESS WITHOUT INFRINGING UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

    Our technology will be protected from unauthorized use by others only to the extent that it is covered by valid and enforceable patents or effectively maintained as trade secrets. As a result, our success depends in part on our ability to:

    - obtain patents;

    - license technology rights from others;

    - protect trade secrets;

    - operate without infringing upon the proprietary rights of others; and

    - prevent others from infringing on our proprietary rights.

    We cannot be certain that our patents or patents that we license from others will be enforceable and afford protection against competitors. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims that will be allowed under our patent applications or their enforceability. Our patents or patent applications, issued or pending, respectively, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage the patents may give us.

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

    Specifically, we are aware of patent applications filed in the United States and abroad that, if they were to issue, would cover ONYX-015 and other selectively-replicating viruses, and we are aware of patent applications that claim enzymes for converting prodrugs to their active forms for treating disease, including cancers, and methods of delivering the enzymes using a virus. If any of these patents are issued and we are unable to successfully challenge any claims asserting that our product candidates or products infringe the patent, or design around the patent or negotiate a reasonable license under the patent, our business, financial condition and results of operations would be seriously harmed.

WE FACE PRODUCT LIABILITY RISKS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE
INSURANCE.

    The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to liability claims resulting from such use or sale of our products. These claims might be made directly by consumers, healthcare providers or by pharmaceutical companies or others selling such products. We may experience financial losses in the future due to product liability claims. We have obtained limited product liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development. However, insurance coverage is becoming increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our business, financial condition and results of operations would be seriously harmed.

OUR OPERATIONS INVOLVE HAZARDOUS MATERIALS.

    Our research and process development activities involve the controlled use of hazardous materials. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, we may be held liable for any resulting damages, which may exceed our financial resources and may seriously harm our business. In addition, if we develop a manufacturing capacity, we may incur substantial costs to comply with environmental regulations and would be subject to the risk of accidental contamination or injury from the use of hazardous materials in our manufacturing process.

OUR STOCK PRICE IS HIGHLY VOLATILE.

    The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our stock price include:

    - results of clinical trials;

    - ability to accrue patients;

    - ability to manufacture sufficient supply of ONYX-015;

    - success or failure in obtaining regulatory approval by us or our competitors;

    - public concern as to the safety and efficacy of our products;

    - developments concerning the business of collaborative parties or their transactions with third parties;

    - developments in our relationship with collaborative parties;

    - developments in patent or other proprietary rights;

    - additions or departures of key personnel;

    - announcements by us or our competitors of technological innovations or new commercial therapeutic products;

    - published reports by securities analysts;

    - fluctuations in stock market price and volume, which are particularly common among securities of biotechnology companies;

    - fluctuations in our operating results;

    - statements of governmental officials; and

    - changes in healthcare reimbursement policies.

EXISTING STOCKHOLDERS HAVE SIGNIFICANT INFLUENCE OVER US.

    Bayer, a collaborative party, has the right to have its nominee elected to our board of directors as long as we continue to collaborate on the development of a compound. In addition, International Biotechnology Trust plc has the right to have its nominee elected to our board of directors as long as it continues to own at least 66 2/3% of our common stock it purchased in January 1998. Because of these rights and ownership and voting arrangements, our officers, directors and principal stockholders may be able to effectively control the election of all members of the board of directors and to determine all corporate actions.

WE DO NOT INTEND TO PAY DIVIDENDS.

    We intend to retain any future earnings to finance the growth and development of our business and we do not plan to pay cash dividends in the foreseeable future.

SUBSTANTIAL SALES OF COMMON STOCK BY OUR EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO FALL.

    The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO OUR EXPECTED STOCK PRICE VOLATILITY.

    In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially acute for us because biotechnology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, and could seriously harm our business, financial condition and results of operations.

PROVISIONS IN DELAWARE LAW AND OUR CHARTER MAY PREVENT OR DELAY A CHANGE OF CONTROL.

    We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in a merger or sale of more than 10% of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15% or more of the corporation's outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation's stock unless:

    - the board of directors approved the transaction where the stockholder acquired 15% or more of the corporation's stock;

    - after the transaction where the stockholder acquired 15% or more of the corporation's stock, the stockholder owned at least 85% of the corporation's outstanding voting stock, excluding shares owned by directors, officers and employee stock plans in which employee participants do not have the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

    - on or after this date, the merger or sale is approved by the board of directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

    As such, these laws could prohibit or delay mergers or a change of control of us and may discourage attempts by other companies to acquire us.

    Our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include:

    - our board is classified into three classes of directors as nearly equal in size as possible with staggered three year-terms;

    - the authority of our board to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of these shares, without stockholder approval;

    - all stockholder actions must be effected at a duly called meeting of stockholders and not by written consent;

    - special meetings of the stockholders may be called only by the chairman of the board, the chief executive officer or the board; and

    - no cumulative voting.

    These provisions may have the effect of delaying or preventing a change of control, even at stock prices higher than the then current stock price.

ITEM 2.  PROPERTIES

    We occupy approximately 50,000 square feet of office and laboratory space in Richmond, California. We have leased this facility for a term ending April 2005 with an option to extend the lease for an additional five years.

ITEM 3.  LEGAL PROCEEDINGS

    We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Our common stock is traded on the Nasdaq National Market under the symbol "ONXX." We commenced trading on the Nasdaq National Market on May 9, 1996. The following table presents the high and low closing sales prices per share of our common stock reported on the Nasdaq National Market.

                                                                COMMON STOCK
                                                                    PRICE
                                                             -------------------
                                                               HIGH       LOW
                                                             --------   --------
YEAR ENDED DECEMBER 31, 1998
First Quarter..............................................  $ 8.250     $6.688
Second Quarter.............................................   11.500      5.875
Third Quarter..............................................    7.688      3.500
Fourth Quarter.............................................    8.875      5.000

YEAR ENDED DECEMBER 31, 1999
First Quarter..............................................  $ 7.969     $5.500
Second Quarter.............................................   10.375      5.500
Third Quarter..............................................    9.750      7.750
Fourth Quarter.............................................   10.219      7.563

    On March 24, 2000, the last sale price reported on the Nasdaq National Market for Onyx's common stock was $18.375 per share.

HOLDERS

    There were approximately 349 stockholders of Onyx's common stock as of December 31, 1999.

DIVIDENDS

    Onyx has not paid cash dividends on its common stock and does not plan to pay any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                           ONYX PHARMACEUTICALS, INC.

    The following table summarizes certain selected financial data for each of the five years ended December 31, 1999. The information presented should be read in conjunction with the financial statements and notes included elsewhere in this Annual Report.

                                                              YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                  1999       1998       1997       1996       1995
                                                --------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenue................................   $ 13,324   $ 11,314   $  7,799   $  8,302   $  6,945
Operating expenses:
  Research and development...................     23,627     25,383     20,715     14,767     13,290
  General and administrative.................      5,341      5,275      5,089      3,527      2,807
                                                --------   --------   --------   --------   --------
Loss from operations.........................    (15,644)   (19,344)   (18,005)    (9,992)    (9,152)
Interest income, net.........................        842      1,685      1,980      1,575        725
                                                --------   --------   --------   --------   --------
Net loss.....................................   $(14,802)  $(17,659)  $(16,025)  $ (8,417)  $ (8,427)
                                                ========   ========   ========   ========   ========
Net loss per share...........................   $  (1.29)  $  (1.56)  $  (1.65)  $  (1.31)  $  (8.92)
                                                ========   ========   ========   ========   ========
Shares used in computing net loss per
  share......................................     11,503     11,289      9,707      6,401        945
                                                ========   ========   ========   ========   ========

                                                                    DECEMBER 31,
                                                ----------------------------------------------------
                                                  1999       1998       1997       1996       1995
                                                --------   --------   --------   --------   --------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments................................   $ 14,463   $ 32,160   $ 35,472   $ 40,329   $ 12,483
Total assets.................................     21,628     37,207     41,858     45,779     17,756
Working capital..............................      6,773     19,591     27,885     36,483      9,447
Long-term debt, noncurrent portion...........        183      2,382      4,336         99        544
Accumulated deficit..........................    (78,073)   (63,271)   (45,612)   (29,587)   (21,170)
Total stockholders' equity...................   $  7,662   $ 21,619   $ 28,821   $ 40,923   $ 13,545

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS AND SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS DISCUSSED BELOW AND IN "BUSINESS" AND "ADDITIONAL BUSINESS RISKS," AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

    We are engaged in the discovery and development of innovative therapeutics for treatment of cancer based on our proprietary virus technology platform. We believe our technology platform represents a novel approach in developing therapeutics that selectively kill cancer cells in the body, leaving healthy, non-cancerous tissues unharmed. Our lead product candidate, ONYX-015, is genetically engineered to selectively replicate in and destroy human tumors based on the loss of p53 tumor suppressor gene function in cancer cells.

    We have now completed Phase II clinical trials using ONYX-015 for the treatment of head and neck cancer. Based on these results, and in collaboration with Warner-Lambert, we expect to begin a pivotal Phase III clinical trial of ONYX-015 by the middle of 2000. We are also evaluating ONYX-015 in clinical trials for a number of other cancer indications. Other potential products from our technology platform include viruses that replicate in and destroy human tumors based on defects in the RB tumor suppressor gene function in cancer cells. Additionally, we are developing armed viruses that increase the cancer killing power of the virus and expand the range of human cancers sensitive to the therapy.

    Further, we are working with Bayer and Warner-Lambert to identify and develop small molecule therapeutic compounds for a number of cancers. Together with Bayer, we have selected an anticancer compound for clinical development. Depending upon final results of preclinical testing of this compound, we expect Bayer to file an IND with the FDA by the middle of 2000.

    We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, primarily due to expenses associated with the expansion of our self-funded virus research and development programs. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 1999, our accumulated deficit was approximately $78.1 million.

    In January 2000, we sold and issued 2,000,000 shares of common stock to four institutional investors in a private placement, at a price of $9.00 per share, for aggregate proceeds of $18,000,000. In February 2000, we sold and issued 279,470 shares of common stock to Warner-Lambert in a private placement, at a price of $17.891 per share, for aggregate proceeds of $5,000,000.

    Our business is subject to significant risks, including the risks inherent in our research and development efforts, the results of the ONYX-015 clinical trials, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. We do not expect to generate revenues from the sale of proposed products in the foreseeable future. We expect that all of our revenues in the foreseeable future will be generated from collaboration agreements.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

    TOTAL REVENUES. Our total revenues in each of the last three years was derived almost exclusively from collaborative research and development programs with Warner-Lambert, Bayer and Eli Lilly & Company.

The approximate revenue from each of our programs, and other sources for each of the past three years was as follows:

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                          ------------------------------
                                                            1999       1998       1997
                                                          --------   --------   --------
                                                                  (IN MILLIONS)
Warner-Lambert:
  ONYX-015 and Armed Viruses............................   $ 4.0      $  --       $ --
  Cell Cycle............................................     2.7        2.8        1.8
  Inflammation..........................................     3.3        3.1         --
Bayer...................................................     1.8        3.7        4.7
Eli Lilly & Company.....................................     0.5        1.2        1.2
                                                           -----      -----       ----
  Total contract revenues...............................    12.3       10.8        7.7
All other sources.......................................     1.0        0.5        0.1
                                                           -----      -----       ----
  Total revenues........................................   $13.3      $11.3       $7.8
                                                           =====      =====       ====

    Total revenues increased by 18% from 1998 to 1999 and 45% from 1997 to 1998, in each case primarily as a result of increased contract revenues. Total contract revenues are expected to increase in 2000 from total contract revenues realized in 1999 because we anticipate a full year of revenues under the Warner-Lambert ONYX-015 collaborative agreement, which was in effect for only four months of 1999. In January 1999, our collaboration with Bayer transitioned from a research program to the co-development of a product candidate and as a result, we will not recognize any revenue in 2000 from this program. In June 1999, the collaboration program with Eli Lilly & Company expired pursuant to the terms of the agreement and as a result, we will not recognize any future revenues under this program.

    RESEARCH AND DEVELOPMENT. Research and development expenses were $23.6 million in 1999, $25.4 million in 1998 and $20.7 million in 1997. The 1999 expense decrease of 7% was primarily due to a reduced level of research activities associated with the transition of the ras program. The 1998 expense increase of 23% was primarily due to additional costs associated with Phase I and Phase II clinical trials of ONYX-015 and, additionally, due to higher research expenses in our self-funded virus program. Research under our collaboration agreements with Warner-Lambert is fully funded by them up to specified levels. We expect to continue to expand the scope of our self-funded virus research and development programs in future periods, which may result in substantial increases in research and development expenses. These research and development expenses may not be funded by collaborative parties.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $5.3 million in 1999, $5.3 million in 1998 and $5.1 million in 1997. General and administrative expenses for all three years remained at essentially the same level. It is anticipated that general and administrative expenses may increase modestly in future periods in order to support increases in research and development activities.

    NET INTEREST INCOME. We had net interest income of $0.8 million in 1999, $1.7 million in 1998 and $2.0 million in 1997. Net interest income decreased by 50% in 1999 primarily due to a lower average balance of cash, cash equivalents and short-term investments. Net interest income decreased by 15% in 1998 primarily due to higher interest expense on a line of credit arrangement entered into in December 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities and revenues from collaborative research and development agreements to fund our operations.

    At December 31, 1999, we had cash and investments of $14.5 million, compared to $32.2 million at December 31, 1998 and $35.5 million at December 31, 1997. The decrease of $17.7 million in 1999 was primarily due to cash used in operations of $14.6 million, repayment of debt of $2.2 million and capital expenditures of $1.4 million. The decrease of $3.3 million in 1998 was primarily due to cash used in operations of $10.5 million, repayment of debt of $2.1 million and capital expenditures of $1.3 million primarily offset by the issuance of 1,403,508 shares of common stock to two institutional investors, raising $10.0 million in aggregate proceeds.

    Our cash used in operations was $14.6 million in 1999, $10.5 million in 1998 and $11.8 million in 1997. The cash was used primarily to fund increasing levels of research and development and the general and administrative expenses necessary to support increased operations. Expenditures for capital equipment amounted to $1.4 million in 1999, as compared to $1.3 million in 1998 and $2.2 million in 1997. We currently expect to make expenditures for capital equipment of approximately $2.9 million in 2000.

    We recorded and amortized over the related vesting periods deferred compensation representing the difference between the exercise price of options granted and the deemed fair value of our common stock at the time of grant. Options generally vest over four years. The amortization of deferred compensation was $194,000 in 1999 and $219,000 in both 1998 and 1997. During 1999, deferred compensation was fully amortized.

    We believe that our existing capital resources and interest thereon including equity placements of $23.0 million in early 2000 and anticipated revenues from existing collaborations will be sufficient to fund our current and planned operations through at least March 2001. There can be no assurance, however, that changes in our research and development plans or other changes affecting our operating expenses will not result in the expenditure of such resources before such time, and in any event, we will need to raise substantial additional capital to fund our operations in future periods. We intend to seek such additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other financing sources that may be available. However, there can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued Statement of Financial Reporting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS
133. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Change in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if so, the type of hedge transaction.

    In June 1999, the FASB issued Statement of Financial Reporting Standards
No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," or SFAS 137, which amends
SFAS 133 to be effective for all fiscal quarters or all fiscal years beginning after June 15, 2000. Management does not currently expect that adoption of SFAS 137 will have a material impact on the Company's financial position or results of operations.

IMPACT OF THE YEAR 2000

    In our public disclosures in 1999, we discussed the nature and progress of our plans to be Year 2000 compliant. In late 1999, we completed our remediation and testing of computer systems and research and development software and instrumentation. As a result of those planning and implementation efforts, we experienced no significant disruptions in those systems applications or our financial and information technology systems. We believe those systems successfully responded to the Year 2000 date change. We expensed approximately $200,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our research and development systems, other internal systems or the products and services of our significant suppliers and other third parties. We will continue to monitor our computer applications and those of our suppliers throughout the year 2000 to ensure that any Year 2000 matters that may arise are addressed promptly.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we place our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We classify our cash equivalents or short-term investments as fixed rate if the rate of return on an instrument remains fixed over its term. As of December 31, 1999, all of our cash equivalents and short-term investments are classified as fixed rate.

    The table below presents the amounts and related weighted interest rates of our cash equivalents and short-term investments at December 31, 1999:

                                                                  FAIR VALUE         AVERAGE
                                                    MATURITY    (IN $ MILLIONS)   INTEREST RATE
                                                   ----------   ---------------   -------------
Cash equivalents, fixed rate.....................    Daily            12.7            5.29%
Short-term investments, fixed rate...............  0 - 1 year          1.8            5.56%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Onyx's Financial Statements and notes thereto appear on pages 39 to 55 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item concerning Onyx's directors and executive officers is incorporated by reference from our 2000 Definitive Proxy Statement filed not later than 120 days following the close of the fiscal year ("the Definitive Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

    The information required under this item is hereby incorporated by reference from Onyx's 2000 Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required under this item is hereby incorporated by reference from Onyx's 2000 Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required under this item is hereby incorporated by reference from Onyx's 2000 Definitive Proxy Statement.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  (1)  INDEX TO FINANCIAL STATEMENTS

          The Financial Statements required by this item are submitted in a separate section beginning on page 39 of this Report.

          Report of Ernst & Young LLP, Independent Auditors
          Balance Sheets
          Statements of Operations
          Statement of Stockholders' Equity
          Statements of Cash Flows
          Notes to Financial Statements

     (2)  FINANCIAL STATEMENT SCHEDULES

          Financial statement schedules have been omitted because the information required to be set forth therein is not applicable.

     (3)  EXHIBITS

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------                     -----------------------
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

  10.1+*                Collaboration Agreement between Bayer Corporation (formerly
                        Miles, Inc.) and the Company dated April 22, 1994.

  10.1(i)+*             Amendment to Collaboration Agreement between Bayer
                        Corporation and the Company dated April 4, 1996.

  10.2+*                Research, Development and Marketing Collaboration Agreement
                        between Warner-Lambert Company and the Company, dated
                        May 2, 1995.

  10.2(i)+              Waiver of Certain Rights under the Research, Development and
                        Marketing Agreement by Warner-Lambert Company dated as of
                        March 28, 1996.

  10.3+*                Compound Library Access Agreement between Warner-Lambert
                        Company and the Company dated May 2, 1995.

  10.4+* Research and License Agreement between Eli Lilly & Company and the Company dated May 15, 1995 and the Collaborative
                        Research and License Agreement between Eli Lilly and the
                        Company dated June 12, 1996.

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------                     -----------------------
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

  10.6+                 Scientific Advisory Board Consulting Agreement between
                        Dr. Frank McCormick and the Company, as of March 29, 1996.

  10.6(i)+              Letter Agreement for Consulting Services between Dr. Frank
                        McCormick and the Company dated April 17, 1996.

  10.7+                 Promissory Note by Dr. Frank McCormick payable to the
                        Company dated May 15, 1992.

  10.8+                 Promissory Notes by Dr. Frank McCormick payable to the
                        Company dated November 1, 1993 and October 21, 1994.

  10.9+                 Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.

  10.10+                Letter Agreement between Dr. William Gerber and the Company dated January 23, 1995.

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

  10.24+*               Amendment to Collaboration Agreement between Bayer
                        Corporation and the Company dated February 1, 1999.

  10.25+                Scientific Advisory Board Consulting Agreement effective
                        September 10, 1999 between Allan Balmain and the Company including the First Amendment to Deed of Trust and Second
                        Amended and Restated Promissory Note.

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------                     -----------------------
  10.26+**              Collaboration Agreement between the Company and
                        Warner-Lambert Company dated October 13, 1999 and effective
                        September 1, 1999.

  10.27+                Stock Put and Purchase Agreement between the Company and
                        Warner-Lambert Company dated October 13, 1999 and effective
                        September 1, 1999.

  10.28+ Stock Purchase Agreement between the Company and the investors dated January 18, 2000.

  10.29                 Third Amendment to Lease by and between the Metcalf Family
                        Living Trust and the Company effective February 24, 2000.

  10.30 Employment Offer Letter between Helen Kim and the Company dated October 26, 1999.

  23.1                  Consent of Ernst & Young LLP, Independent Auditors.

  24.1                  Power of Attorney. Reference is made to page 38.

  27.1                  Financial Data Schedules.

------------------------

+ Filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 333-3176-LA), the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1996, March 31, 1997, September 30, 1997,
    March 31, 1999 and September 30, 1999, the Company's Current Report on Form 8-K filed on January 26, 1998, the Company's Current Report on Form 8-K filed on March 1, 2000, and incorporated herein by reference.

*   Confidential treatment has been received for portions of this document.

**  Confidential treatment has been requested for portions of this document.

(B)  REPORTS ON FORM 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond, County of Contra Costa, State of California, on the 24th day of March, 2000.

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

                SIGNATURE                                    TITLE                        DATE
                ---------                                    -----                        ----
          /s/ HOLLINGS C. RENTON            President, Chief Executive Officer and
    ---------------------------------         Director (Principal Executive and      March 24, 2000
            Hollings C. Renton                Financial Officer)

         /s/ MARILYN E. WORTZMAN
    ---------------------------------       Controller (Principal Accounting         March 24, 2000
           Marilyn E. Wortzman                Officer)

    ---------------------------------       Director
            Michael J. Berendt

          /s/ SAMUEL D. COLELLA
    ---------------------------------       Director                                 March 24, 2000
            Samuel D. Colella

             /s/ PAUL GODDARD
    ---------------------------------       Director                                 March 24, 2000
               Paul Goddard

            /s/ NICOLE VITULLO
    ---------------------------------       Director                                 March 24, 2000
              Nicole Vitullo

    ---------------------------------       Director
             Wendell Wierenga

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Onyx Pharmaceuticals, Inc.

    We have audited the accompanying balance sheets of Onyx Pharmaceuticals, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onyx Pharmaceuticals, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP

Palo Alto, California
February 18, 2000

                           ONYX PHARMACEUTICALS, INC.

                                 BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Current Assets:
  Cash and cash equivalents.................................  $ 12,671   $ 21,368
  Short-term investments....................................     1,792     10,792
  Receivable from related party.............................     3,300         --
  Other current assets......................................       460        609
                                                              --------   --------
    Total current assets....................................    18,223     32,769

Property and equipment, net.................................     3,000      3,730
Notes receivable from related parties.......................       386        649
Other assets................................................        19         59
                                                              --------   --------
                                                              $ 21,628   $ 37,207
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $  2,149   $  2,371
  Accrued liabilities.......................................     1,194      1,763
  Accrued clinical trials and related expenses..............     1,110      2,176
  Accrued compensation......................................     1,250      1,351
  Deferred revenue..........................................     3,548      3,318
  Long-term debt, current portion...........................     2,199      2,199
                                                              --------   --------
    Total current liabilities...............................    11,450     13,178
Long-term debt, noncurrent portion..........................       183      2,382
Long-term deferred revenue..................................     2,333         --
Deferred rent...............................................        --         28

Stockholders' Equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; none issued and outstanding.................        --         --
  Common stock, $0.001 par value; 25,000,000 shares
    authorized; 11,551,681 and 11,452,457 shares issued and
    outstanding as of December 31, 1999 and 1998,
    respectively............................................        12         11
  Additional paid-in capital................................    85,723     85,073
Deferred compensation.......................................        --       (194)
Accumulated deficit.........................................   (78,073)   (63,271)
                                                              --------   --------
    Total stockholders' equity..............................     7,662     21,619
                                                              --------   --------
                                                              $ 21,628   $ 37,207
                                                              ========   ========

                            See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenue:
  Contract revenue ($11,718, $9,607 and $6,491 from related
    parties during 1999, 1998 and 1997, respectively).......  $ 12,262   $ 10,808   $  7,691
  Grant and other revenue...................................     1,062        506        108
                                                              --------   --------   --------
    Total revenue...........................................    13,324     11,314      7,799

Operating expenses:
  Research and development..................................    23,627     25,383     20,715
  General and administrative................................     5,341      5,275      5,089
                                                              --------   --------   --------
    Total operating expenses................................    28,968     30,658     25,804
                                                              --------   --------   --------
Loss from operations........................................   (15,644)   (19,344)   (18,005)
Interest income.............................................     1,158      2,225      2,030
Interest expense............................................      (316)      (540)       (50)
                                                              --------   --------   --------
    Net loss................................................  $(14,802)  $(17,659)  $(16,025)
                                                              ========   ========   ========

Net loss per share..........................................  $  (1.29)  $  (1.56)  $  (1.65)
                                                              ========   ========   ========

Shares used in computing net loss per share.................    11,503     11,289      9,707
                                                              ========   ========   ========

                            See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                          COMMON STOCK        ADDITIONAL                                      TOTAL
                                      ---------------------    PAID-IN       DEFERRED      ACCUMULATED    STOCKHOLDERS'
                                        SHARES      AMOUNT     CAPITAL     COMPENSATION      DEFICIT         EQUITY
                                      ----------   --------   ----------   -------------   ------------   -------------
Balances at December 31, 1996.......   9,514,285     $10       $71,132         $(632)        $(29,587)      $ 40,923
  Exercise of stock options, net of
    repurchases, at prices ranging
    from $0.0071 to $10.875 per
    share...........................     109,781      --           116            --               --            116
  Issuance of common stock to
    Warner-Lambert..................     192,941      --         3,333            --               --          3,333
  Amortization of deferred
    compensation....................          --      --            --           219               --            219
  Issuance of common stock pursuant
    to employee stock purchase
    plan............................      33,511      --           255            --               --            255
  Net loss..........................          --      --            --            --          (16,025)       (16,025)
                                      ----------     ---       -------         -----         --------       --------
Balances at December 31, 1997.......   9,850,518      10        74,836          (413)         (45,612)        28,821
  Exercise of stock options at
    prices ranging from $0.0071 to
    $10.875 per share...............     153,870      --           159            --               --            159
  Issuance of common stock for
    private placement (net of
    issuance costs of $154).........   1,403,508       1         9,845            --               --          9,846
  Amortization of deferred
    compensation....................          --      --            --           219               --            219
  Issuance of common stock pursuant
    to employee stock purchase
    plan............................      44,561      --           233            --               --            233
  Net loss..........................          --      --            --            --          (17,659)       (17,659)
                                      ----------     ---       -------         -----         --------       --------
Balances at December 31, 1998.......  11,452,457      11        85,073          (194)         (63,271)        21,619
  Exercise of stock options, net of
    repurchases, at prices ranging
    from $1.07 to $9.00 per share...      72,577       1           211            --               --            212
  Amortization of deferred
    compensation....................          --      --            --           194               --            194
  Stock-based compensation..........          --      --           294            --               --            294
  Issuance of common stock pursuant
    to employee stock purchase
    plan............................      26,647      --           145            --               --            145
  Net loss..........................          --      --            --            --          (14,802)       (14,802)
                                      ----------     ---       -------         -----         --------       --------
Balances at December 31, 1999.......  11,551,681     $12       $85,723         $  --         $(78,073)      $  7,662
                                      ==========     ===       =======         =====         ========       ========

                            See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(14,802)  $(17,659)  $(16,025)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     2,063      2,032      1,844
    Forgiveness of notes receivable.........................       150        127         75
    Amortization of deferred compensation...................       194        219        219
    Stock-based compensation................................       294         --         --
    Changes in assets and liabilities:
      Receivable from related party.........................    (3,300)        --         --
      Other current assets..................................       149        393       (364)
      Other assets..........................................        40        (49)       210
      Accounts payable......................................      (222)     1,052        626
      Accrued liabilities...................................      (569)       283        335
      Accrued clinical trials and related expenses..........    (1,066)       472      1,573
      Accrued compensation..................................      (101)       605        307
      Deferred revenue......................................     2,563      2,109       (422)
      Deferred rent.........................................       (28)       (84)      (161)
                                                              --------   --------   --------
        Net cash used in operating activities...............   (14,635)   (10,500)   (11,783)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments.......................    (2,783)   (12,492)   (35,149)
  Maturities of short-term investments......................    11,783     18,344     22,576
  Capital expenditures......................................    (1,382)    (1,250)    (2,215)
  Notes receivable from related parties.....................       113         37       (491)
  Proceeds from sale of fixed assets........................        49         49          5
                                                              --------   --------   --------
        Net cash provided by (used in) investing
          activities........................................     7,780      4,688    (15,274)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings under long-term debt...........................        --        225      6,371
  Payments on long-term debt................................    (2,199)    (2,110)      (448)
  Net proceeds from issuances of common stock, net of
    repurchases.............................................       357     10,237      3,704
                                                              --------   --------   --------
        Net cash provided by (used in) financing
          activities........................................    (1,842)     8,352      9,627
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    (8,697)     2,540    (17,430)
Cash and cash equivalents at beginning of year..............    21,368     18,828     36,258
                                                              --------   --------   --------
        Cash and cash equivalents at end of year............  $ 12,671   $ 21,368   $ 18,828
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid during the year.............................  $    324   $    540   $     50
                                                              ========   ========   ========

                            See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Onyx Pharmaceuticals, Inc. ("Onyx" or "the Company") was incorporated on February 14, 1992 and commenced operations on April 24, 1992. Onyx is engaged in the discovery and development of novel cancer therapies based on a proprietary virus technology platform. This platform enables the development of therapeutics that selectively kill cancer cells in the human body, leaving healthy, non-cancerous tissues unharmed.

BASIS OF PRESENTATION

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, certain amounts that were previously reported have been reclassified to conform to the current period presentation.

REVENUE RECOGNITION

    Revenue related to collaborative research agreements with corporate partners is recognized ratably over the related funding periods for each contract. The Company is required to perform research activities as specified in each respective agreement on a best efforts basis, and the Company is reimbursed based on the costs associated with the number of full-time equivalent employees working on each specific contract, which is generally on a ratable basis over the term of the agreement. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contracts. Milestone payments are recognized pursuant to collaborative agreements upon the achievement of specified milestones, representing the culmination of the earnings process, for financial accounting purposes. These milestones can include the selection of candidates for drug development, the commencement of clinical trials or receipt of regulatory approvals.

    Revenue related to the collaborative development expenses for ONYX-015 with Warner-Lambert Company ("Warner-Lambert") is recognized as the expenses are incurred. Warner-Lambert is providing $40,000,000 in funding for the Phase III clinical trials and other ongoing clinical development studies for ONYX-015. The clinical development costs of products will be shared 75% by Warner-Lambert and 25% by Onyx, after Warner-Lambert has provided the committed funding for ONYX-015. In addition, the Company received a $5,000,000 up-front payment, for which revenue has been deferred, and will be recognized systematically over the periods that the fees are earned, ranging from two to four years.

    The Company receives certain revenue from United States government grants that supports the Company's research effort in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue of $431,000, $456,000 and $108,000 was recognized in 1999, 1998 and 1997, respectively. Revenue associated with these grants was recognized as costs under each grant were incurred.

RESEARCH AND DEVELOPMENT

    Research and development expenses consist of costs incurred for independent and collaborative research and development. These costs include direct and research-related overhead expenses. Research

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and development expenses under the collaborative research and development agreements approximate the revenue recognized under the collaborative agreements, exclusive of milestone payments received.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company considers all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents. All other liquid investments are classified as short-term investments. These instruments consist primarily of corporate commercial paper and money market funds. Concentration of risk is limited by diversifying investments among a variety of industries and issuers.

    Management determines the appropriate classification of securities at the time of purchase. At December 31, 1999 and 1998, all securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders' equity. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. The estimated fair values have been determined by the Company using available market information. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in the statements of operations. There were no such gains or losses, realized or unrealized, in each of the three years ended December 31, 1999, 1998, and 1997, respectively.

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

NET LOSS PER SHARE

    Basic net loss per share and diluted net loss per share are presented in conformity with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    A reconciliation of shares used in the calculation of basic and diluted net loss per share follows:

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER
                                                              SHARE AMOUNTS)
BASIC AND DILUTED
Weighted average shares of common stock
  outstanding.......................................   11,503     11,292      9,716
Shares subject to repurchase........................       --         (3)        (9)
                                                       ------     ------     ------
Weighted average shares of common stock outstanding
  used in computing basic and diluted net loss per
  share.............................................   11,503     11,289      9,707
                                                       ======     ======     ======

Basic and diluted net loss per share................   $(1.29)    $(1.56)    $(1.65)
                                                       ======     ======     ======

    The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive for each of the years ended December 31:

                                                           1999       1998       1997
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
Stock options for the purchase of shares of common
  stock................................................   2,011      1,483      1,404
                                                          =====      =====      =====

COMPREHENSIVE LOSS

    As of January 1, 1998, the Company adopted FASB Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive loss. During the years ended December 31, 1999 and 1998, total comprehensive loss equaled net loss.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued Statement of Financial Reporting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Change in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if so, the type of hedge transaction.

    In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"), which amends SFAS 133 to be effective for all fiscal quarters or all fiscal years beginning after June 15, 2000. Management does not currently expect that adoption of SFAS 137 will have a material impact on the Company's financial position or results of operations.

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

NOTE 2. COLLABORATIVE AGREEMENTS

WARNER-LAMBERT COMPANY

ONYX-015 AND TWO ARMED THERAPEUTIC VIRUSES

    On October 13, 1999, the Company entered into an agreement with Warner-Lambert, effective September 1, 1999, to develop and commercialize ONYX-015 and two armed therapeutic viruses. Under the terms of the agreement, the Company has the right to co-promote ONYX-015 and the two armed virus products with Warner-Lambert in the United States and Canada. The Company also has the right to share equally in resulting profits or losses in these territories. Additionally, Warner-Lambert is responsible for commercializing the products in the rest of the world and is obligated to pay the Company a royalty on net sales in these markets.

    Warner-Lambert is obligated to provide the first $40,000,000 in funding for clinical development of ONYX-015. The Company is obligated to fund 25% of the costs over $40,000,000 in order to retain its profit sharing and co-promotion rights in the United States and Canada, and Warner-Lambert is obligated to fund the remaining 75%. Warner-Lambert is also required to fully-fund the research and preclinical development of the two armed virus product candidates. When a product candidate is selected for clinical development, the Company will be obligated to pay 25% of the development costs in order to retain its profit-sharing and co-promotion rights in the United States and Canada for any resulting product. If the Company chooses not to or is unable for any reason to:
(a) fund its portion of the development costs for ONYX-015 or an armed virus product candidate, or (b) maintain its required co-promotion effort, the Company would lose its co-promotion and profit-sharing rights for that product, the product would be exclusively licensed to Warner-Lambert, and the Company would receive a royalty on these sales on the applicable market.

    Under terms of the agreement, Warner-Lambert made an up-front payment of $5,000,000 in October 1999, and the Company has a right to require Warner-Lambert to purchase an equity investment of $5,000,000 in both early 2000 and 2001. In February 2000, the Company exercised this right. See Note 10, "Subsequent Events."

    Revenue recognized under this agreement was $3,967,000 for the year ended December 31, 1999. This included $3,300,000 for clinical development funding and $667,000 related to the amortization of a $5,000,000 up-front payment received in 1999. The up-front payment has been included in deferred revenue and is being recognized over the related research and development period, ranging from two to four years. Expenses related to this program were $14,433,000 for the year ended December 31, 1999.

CELL CYCLE AGREEMENT

    In May 1995, the Company entered into a research and development collaboration agreement with Warner-Lambert to discover and commercialize small molecule drugs that restore control of or otherwise intervene in misregulated cell cycle transitions in tumor cells. Under this agreement, the Company assumes responsibility for developing screening assays for jointly selected targets, and has transferred these assays to Warner-Lambert for high throughput screening of their compound library to identify active compounds. Warner-Lambert is responsible for subsequent medicinal chemistry and preclinical investigations on the active compounds. The Company will receive milestone payments on clinical development and registration and royalties on worldwide sales of the products. Warner-Lambert is obligated to conduct and fund all clinical development, make regulatory filings and manufacture for sale the collaboration compounds.

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

NOTE 2. COLLABORATIVE AGREEMENTS (CONTINUED)
Research under this agreement has been extended through May 2001, but the Company does not expect the research term under this agreement to extend beyond this date. Thereafter, Warner-Lambert may develop products identified during the research term and the Company could receive milestone payments and royalties on these marketed products.

    In connection with this agreement, Warner-Lambert purchased 1,500,000 shares of Onyx's Series D preferred stock for $2.00 per share during the year ended December 31, 1995. This stock was converted to 210,113 shares of common stock at the time of the initial public offering. On May 4, 1996, Warner-Lambert purchased 254,683 shares of common stock for an aggregate purchase price of $4,000,000. Warner-Lambert also purchased 192,941 shares of common stock on May 4, 1997 at a purchase price of $3,333,000.

    Revenue recognized under these agreements was $2,701,000, $2,782,000 and $1,805,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Expenses related to these agreements were $2,992,000, $3,092,000 and $2,951,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

INFLAMMATION AGREEMENT

    In July 1997, the Company entered into a three-year research and development collaboration agreement with Warner-Lambert to discover and commercialize small molecule drugs for the treatment of acute and chronic inflammatory disorders. The obligations of the parties and similar to those agreed to under the cell cycle program agreement and each party must dedicate a specified minimum number of researchers to the collaboration. The Company would receive milestone payments based on the development and registration of any resulting products and would receive royalties on worldwide sales. Research under this agreement has been extended through July 2001, but the Company does not expect the research term under this agreement to extend beyond such date. Thereafter, Warner-Lambert may develop products identified during the research term and the Company could receive milestone payments and royalties on these marketed products.

    Revenue recognized under this agreement was $3,250,000 and $3,125,000 for the years ended December 31, 1999 and 1998, respectively. No revenues were recorded in 1997, as all related performance obligations for 1997 had not been achieved by year-end. Expenses related to this agreement were $2,856,000, $2,274,000 and $1,734,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

BAYER CORPORATION

    In May 1994, the Company entered into a five-year research and development collaboration with Bayer Corporation, to discover, develop and market compounds that inhibit the function, or modulate the activity, of the ras signaling pathway or that appropriately modulate the activity of this pathway in order to treat cancer and other diseases. In connection with this agreement, Bayer purchased 6,750,000 shares of Onyx's Series D preferred stock for $2.00 per share. The preferred shares converted into 945,510 shares of common stock upon closing of the initial public offering.

    Bayer has paid all the costs of research and preclinical development of this drug candidate. Under the agreement with Bayer, the Company has the opportunity to co-fund 50% of clinical development costs worldwide, excluding Japan. Bayer will fund 100% of development costs in Japan and pay the Company a royalty on sales. If the Company co-funds and exercises its right to co-promote in the United States, the Company would share equally in profits or losses. If the Company does not co-promote in the United

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

NOTE 2. COLLABORATIVE AGREEMENTS (CONTINUED)
States, Bayer would first receive a portion of the product revenues to repay Bayer for its commercialization infrastructure before determining the Company's shares of profits and losses. In other parts of world other than Japan, Bayer would also receive this preferential distribution. If the Company elects to share in development costs, Bayer would pay the Company substantial development milestone payments based on the product's progress through clinical trials. These milestone payments would be repayable to Bayer from the Company's share of profits and royalties. At any time during product development, either company may terminate its participation in development costs, in which case the other party would retain exclusive rights to the product on a royalty-bearing basis. If the Company does not exercise its option to bear 50% of product development costs, Bayer would retain exclusive, worldwide rights to this product candidate and would pay royalties to the Company on net sales.

    On February 1, 1999, Bayer and the Company signed an amendment to the collaboration agreement. Based on the amendment, a development candidate was identified. Currently, Bayer is completing preclinical work, and if final toxicology studies are favorable, Bayer is expected to file an IND for this drug candidate in the middle of 2000.

    In December 1999, Bayer accepted the final screening assay, and the Company received the final payment and recognized all remaining revenue under the research portion of the agreement. Revenue recognized under this agreement was $1,801,000, $3,700,000 and $4,686,000 for the years ended December 31, 1999,
1998 and 1997, respectively. Expenses related to this contract were $300,000, $4,341,000 and $5,074,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

ELI LILLY & COMPANY

    On May 15, 1995, the Company entered into a one-year collaborative research and license agreement with Eli Lilly & Company ("Eli Lilly") to discover and develop targets for drug discovery in the modulation of the BRCA1 breast cancer gene pathway. In connection with this agreement, Eli Lilly purchased 300,000 shares of Onyx's Series D preferred stock at $2.00 per share. The preferred shares converted into 42,022 shares of common stock upon closing of the initial public offering.

    On June 12, 1996, the agreement with Eli Lilly was expanded and extended through June 12, 1999. The agreement expired without being renewed in June 1999, and no further research is being undertaken on the project.

    Revenue recognized under this agreement was $543,000, $1,200,000 and $1,200,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Expenses related to this agreement were $635,000, $1,211,000 and $1,371,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

NOTE 3. INVESTMENTS

    The following is a summary of available-for-sale marketable securities:

                                                            ESTIMATED FAIR VALUE
                                                                DECEMBER 31,
                                                            ---------------------
                                                              1999        1998
                                                            ---------   ---------
                                                               (IN THOUSANDS)
Cash equivalents:
  U.S. corporate securities--available for sale...........   $ 3,952     $    --
  Money market funds......................................     8,719      21,368
                                                             -------     -------
    Total cash equivalents................................   $12,671     $21,368
                                                             =======     =======
Short-term investments:
  U.S. corporate securities...............................   $ 1,792     $10,792
                                                             =======     =======

    As of December 31, 1999 and 1998, the difference between the fair value and the amortized cost of available-for-sale securities was insignificant. The average portfolio maturity is approximately three months, and the contractual maturity of each of the investments does not exceed one year.

NOTE 4. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Machinery and equipment...................................  $ 7,440    $ 6,753
Furniture and fixtures....................................      565        548
Leasehold improvements....................................    4,141      4,068
                                                            -------    -------
                                                             12,146     11,369
Less accumulated depreciation and amortization............   (9,146)    (7,639)
                                                            -------    -------
                                                            $ 3,000    $ 3,730
                                                            =======    =======

NOTE 5. LONG-TERM DEBT

LINE OF CREDIT

    In March 1997, the Company borrowed $6,596,000 under a line of credit arrangement with a bank that bears an interest rate of prime plus 1%. Equal monthly payments of principal plus interest are required in order to repay the outstanding balance by January 15, 2001. The line is secured by certain assets of the Company and contains covenants related to maintaining debt-to-equity ratios, tangible net worth minimums, cash and investment balances, as well as a restriction on paying dividends or repurchasing stock. As of December 31, 1999, the Company was not in compliance with the tangible net worth minimums and the debt-to-equity ratio covenants. The Company received a waiver from the bank, and in January 2000, the Company cured these deficiencies by issuing and selling 2,000,000 shares of its common stock in a private

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

NOTE 5. LONG-TERM DEBT (CONTINUED)
placement and received $18,000,000. See Note 10, "Subsequent Events." As of December 31, 1999, $2,382,000 was outstanding on the line of credit at an annual interest rate of 9.5%.

NOTE 6. FACILITY LEASE

    The Company leases its facility under an operating lease that expires in April 2000, with renewal options at the end of the lease for two subsequent five-year terms. On August 26, 1999, the Company exercised the first of its two options to extend the lease term for five years, and on February 24, 2000, an amendment to the lease agreement was signed. See Note 10, "Subsequent Events." Minimum annual rental commitments at December 31, 1999 under the operating lease as amended on February 24, 2000 are as follows (in thousands):

Year ending December 31:
  2000......................................................  $  583
  2001......................................................     647
  2002......................................................     666
  2003......................................................     686
  2004......................................................     706
  Thereafter................................................     238
                                                              ------
                                                              $3,526
                                                              ======

    Rent expense for the years ended December 31, 1999, 1998 and 1997, was approximately $423,000, $408,000 and $399,000, respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

    The Company has loans with certain employees and a former employee of which $386,000 and $649,000 were outstanding at December 31, 1999 and 1998, respectively. These loans bear interest at rates up to 6.49% per annum.

    On March 15, 1996, the Company entered into a three-year Scientific Advisory Board Consulting Agreement with a director of the Company. Under the terms of the agreement, the Company will pay an annual retainer of $50,000 beginning January 1, 1997, plus a daily consulting fee for services rendered. The agreement also calls for forgiveness of debt totaling $225,000 over three years beginning January 1, 1997, subject to the achievement of certain milestones and the continuation of the director as a Scientific Advisor of the Company. During 1999, the remaining $75,000 of the outstanding balance was forgiven.

NOTE 8. STOCKHOLDERS' EQUITY

    In March 1996, the Board amended and restated the 1992 Incentive Stock Plan, renamed it as the 1996 Equity Incentive Plan (the "Incentive Plan") and reserved 1,725,000 shares for issuance under the Incentive Plan. At the Company's annual meetings of stockholders in May 1999, 1998 and 1997, an additional 300,000, 300,000 and 600,000 shares, respectively, were authorized for issuance under the Incentive Plan. The Incentive Plan provides for grants to employees and consultants of the Company. The

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

NOTE 8. STOCKHOLDERS' EQUITY (CONTINUED) exercise price of options granted under the Incentive Plan is determined by the Board of Directors, but cannot be less than 100 percent of the fair market value of the common stock on the date of grant.

    In March 1996, the Board adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 100,000 shares of common stock. In May 1998, at the Company's annual meeting of stockholders, an additional 75,000 shares were authorized for issuance. The Purchase Plan is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan will be equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date.

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

    The following table summarizes option activity under all plans:

                                               OUTSTANDING AND EXERCISABLE STOCK
                                                            OPTIONS
                                             --------------------------------------
                                                                        WEIGHTED
                                              SHARES     NUMBER OF      AVERAGE
                                             AVAILABLE    SHARES     EXERCISE PRICE
                                             ---------   ---------   --------------
Balances at December 31, 1996..............   291,861    1,156,616       $ 4.52
  Shares authorized........................   600,000           --           --
  Options granted..........................  (440,084)     440,084       $10.56
  Options exercised........................        --     (110,049)      $ 1.07
  Options forfeited........................    83,145      (83,145)      $ 8.32
                                             --------    ---------
Balances at December 31, 1997..............   534,922    1,403,506       $ 6.46
                                             --------    ---------
  Shares authorized........................   300,000           --           --
  Options granted..........................  (350,106)     350,106       $ 7.15
  Options exercised........................        --     (153,870)      $ 1.03
  Options forfeited........................   116,532     (116,532)      $ 6.76
                                             --------    ---------
Balances at December 31, 1998..............   601,348    1,483,210       $ 7.17
                                             --------    ---------
  Shares authorized........................   300,000           --           --
  Options granted..........................  (811,850)     811,850       $ 6.99
  Options exercised........................        --      (74,912)      $ 2.83
  Options forfeited........................   208,701     (208,701)      $ 9.24
                                             --------    ---------
Balances at December 31, 1999..............   298,199    2,011,447       $ 7.05
                                             ========    =========

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

NOTE 8. STOCKHOLDERS' EQUITY (CONTINUED)
    The range of exercise prices for options outstanding at December 31, 1999 was $0.0071 to $13.25. The following table summarizes information about options outstanding and exercisable at December 31, 1999:

                                            OUTSTANDING AND EXERCISABLE OPTIONS
                                      -----------------------------------------------
                                                  WEIGHTED AVERAGE
                                                  CONTRACTUAL LIFE
                                      NUMBER OF      REMAINING       WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES               SHARES        (IN YEARS)       EXERCISE PRICE
------------------------              ---------   ----------------   ----------------
$ 0.01-$ 0.07.......................     80,215         3.19              $ 0.07
$ 0.71-$ 1.07.......................    219,632         5.32              $ 1.06
$ 4.00-$ 5.875......................    166,150         9.03              $ 5.57
$ 6.00-$ 6.00.......................    204,500         9.24              $ 6.00
$ 6.125-$ 6.88......................    252,926         8.95              $ 6.45
$ 7.00-$ 7.56.......................    202,206         6.17              $ 7.35
$ 7.63-$ 8.31.......................    213,953         8.28              $ 7.88
$ 8.38-$ 9.13.......................    210,000         8.65              $ 8.88
$ 9.38-$10.88.......................    277,268         7.31              $10.39
$10.94-$13.25.......................    184,597         7.08              $11.94
                                      ---------
    Total...........................  2,011,447
                                      =========

    At December 31, 1999, there were no shares subject to repurchase. At December 31, 1998 and 1997, 2,709 and 9,391 shares of common stock, respectively, were subject to repurchase. The Company has reserved 3,275,000 common shares for issuance under all stock option plans and the Employee Stock Purchase Plan.

    The Company recorded deferred compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's common stock, as determined by the Board of Directors, for options granted in 1995 and 1996. Such options were granted at $1.07 per share with a deemed fair value ranging from $1.14 to $5.50 per share. Deferred compensation of approximately $934,000 was recorded in conjunction with the granting of these options. This compensation expense was amortized over the vesting period of the related options, generally one to four years. Amortization of $194,000, $219,000 and $219,000 was recorded in 1999, 1998 and 1997, respectively.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for 1996. The statement encourages entities to adopt the fair value based method of accounting for employee stock options, as opposed to the method which measures compensation cost for those plans using the intrinsic value-based accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans except the amortization of deferred compensation described above. Had the compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

NOTE 8. STOCKHOLDERS' EQUITY (CONTINUED) consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                      YEAR ENDED DECEMBER 31,
                                                 ---------------------------------
                                                   1999        1998        1997
                                                 ---------   ---------   ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE
                                                             AMOUNTS)
Net loss--as reported..........................  $(14,802)   $(17,659)   $(16,025)
Net loss--pro forma............................  $(16,501)   $(19,194)   $(17,402)
Net loss per share--as reported................  $  (1.29)   $  (1.56)   $  (1.65)
Net loss per share--pro forma..................  $  (1.43)   $  (1.70)   $  (1.79)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

    Options granted at fair value:

                                                     YEAR ENDED DECEMBER 31,
                                                ---------------------------------
                                                  1999        1998        1997
                                                ---------   ---------   ---------
Risk-free interest rate.......................    5.55%       5.30%       6.31%
Expected life.................................  3.6 years   4.0 years   3.3 years
Expected volatility...........................    .800        .746        .750
Expected dividends............................    None        None        None
Weighted average option fair value............    $4.07       $4.09       $5.74

    No options were granted at below fair value for the years ended December 31, 1999, 1998 and 1997.

NOTE 9. INCOME TAXES

    The Company uses the liability method to account for income taxes as required by FASB Statement No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                           ONYX PHARMACEUTICALS, INC.

                               DECEMBER 31, 1999

NOTE 9. INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax assets are as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Net operating loss carryforwards........................  $ 25,600   $ 21,700
Research and development credit carryforwards...........     5,300      3,700
Capitalized research and development....................     2,400      1,700
Other...................................................       200        100
                                                          --------   --------
Total deferred tax assets...............................    33,500     27,200
Valuation allowance.....................................   (33,500)   (27,200)
                                                          --------   --------
Net deferred tax assets.................................  $     --   $     --
                                                          ========   ========

    Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the net deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by $8,296,000 and $7,122,000 in the fiscal years 1998 and 1997, respectively.

    At December 31, 1999, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $71,100,000 and $24,800,000, respectively, which expire in the tax years 2000 through 2019. At December 31, 1999, the Company has research and development credit carryforwards for federal income tax purposes of approximately $3,800,000, which expire in the tax years 2011 through 2019. At December 31, 1999, the Company has research and development credit carryforwards for state income tax purposes of approximately $2,100,000, which do not expire.

    Because of the "change in ownership" provisions of the Internal Revenue Code, a portion of the Company's net operating loss carryforwards and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. Due to the limitation, the net operating loss and credit carryforwards may expire before ultimately becoming available to reduce future taxable income tax liabilities.

NOTE 10. SUBSEQUENT EVENTS (UNAUDITED)

    On January 18, 2000, the Company issued and sold 2,000,000 shares of its common stock at a purchase price of $9.00 per share in a private placement to four institutional investors. The Company received $18,000,000 from the private placement.

    On February 24, 2000, the Company signed a Third Amendment to its facility lease. The amendment extended the lease term to April 30, 2005. Minimum rental commitments under this amendment include a construction allowance of $568,128. See Note 6, "Facility Lease" for the minimum annual rental commitments under the lease.

    On February 25, 2000, the Company issued and sold 279,470 shares of its common stock at a purchase price of $17.891 per share as the first of two stock issuances in connection with the collaboration agreement with Warner-Lambert dated October 13, 1999 and effective September 1, 1999. The Company received proceeds of $5,000,000 from the exercise of its right to require Warner-Lambert to purchase additional equity in 2000.

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                             DESCRIPTION OF DOCUMENT
---------------------                     -----------------------
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

 10.1+*                 Collaboration Agreement between Bayer Corporation (formerly
                        Miles, Inc.) and the Company dated April 22, 1994.

 10.1(i)+*              Amendment to Collaboration Agreement between Bayer
                        Corporation and the Company dated April 4, 1996.

 10.2+*                 Research, Development and Marketing Collaboration Agreement
                        between Warner-Lambert Company and the Company, dated
                        May 2, 1995.

 10.2(i)+               Waiver of Certain Rights under the Research, Development and
                        Marketing Agreement by Warner-Lambert Company dated as of
                        March 28, 1996.

 10.3+*                 Compound Library Access Agreement between Warner-Lambert
                        Company and the Company dated May 2, 1995.

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

 10.6+                  Scientific Advisory Board Consulting Agreement between
                        Dr. Frank McCormick and the Company, as of March 29, 1996.

 10.6(i)+               Letter Agreement for Consulting Services between Dr. Frank
                        McCormick and the Company dated April 17, 1996.

 10.7+                  Promissory Note by Dr. Frank McCormick payable to the
                        Company dated May 15, 1992.

 10.8+                  Promissory Notes by Dr. Frank McCormick payable to the
                        Company dated November 1, 1993 and October 21, 1994.

 10.9+                  Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.

 10.10+                 Letter Agreement between Dr. William Gerber and the Company dated January 23, 1995.

 10.11+ Credit Terms and Conditions dated October 28, 1995 between the Company and Imperial Bank; Addendum dated October 28,
                        1995; and Modification Letter dated December 29, 1995.

 10.12+                 Equipment Financing Agreement Number 10762 between Lease
                        Management Services, Inc. and the Company, dated
                        December 30, 1993 and Addendum thereto dated December 30,
                        1993.
 10.13+                 1996 Equity Incentive Plan.
 10.14+                 1996 Non-Employee Directors' Stock Option Plan.
 10.15+                 1996 Employee Stock Purchase Plan.
 10.16+                 Lease by and between Hall Properties, Inc. and the Company dated September 9, 1992, the First Amendment thereto dated
                        April 21, 1993 and the Second Amendment thereto dated
                        May 11, 1996.
 10.17+                 Form of Indemnity Agreement to be signed by executive
                        officers and directors of the Company.
 10.18+                 Credit Terms and Conditions dated March 10, 1997 between the
                        Company and Imperial Bank.
 10.19+                 Letter Agreement between Dr. Allan Balmain and the Company dated August 26, 1996, as amended March 13, 1997.
 10.20+*                Amended and restated Research, Development and Marketing
                        Collaboration Agreement dated May 2, 1995 between the
                        Company and Warner-Lambert Company.
 10.21+*                Research, Development and Marketing Collaboration Agreement
                        dated July 31, 1997 between the Company and Warner-Lambert
                        Company.
 10.22+                 Addendum to credit Terms and Conditions dated March 10, 1997 between the Company and Imperial Bank.
 10.23+*                Amendment to the Amended and Restated Research, Development
                        and Marketing Collaboration Agreement, dated December 15,
                        1997, between the Company and Warner-Lambert Company.
 10.24+*                Amendment to Collaboration Agreement between Bayer
                        Corporation and the Company dated February 1, 1999.
 10.25+                 Scientific Advisory Board Consulting Agreement effective
                        September 10, 1999 between Allan Balmain and the Company
                        including the First Amendment to Deed of Trust and Second
                        Amended and Restated Promissory Note.
 10.26+**               Collaboration Agreement between the Company and
                        Warner-Lambert Company dated October 13, 1999 and effective
                        September 1, 1999.
 10.27+                 Stock Put and Purchase Agreement between the Company and
                        Warner-Lambert Company dated October 13, 1999 and effective
                        September 1, 1999.
 10.28+                 Stock Purchase Agreement between the Company and the
                        investors dated January 18, 2000.
 10.29                  Third Amendment to Lease by and between the Metcalf Family
                        Living Trust Dated June 11, 1993 and the Company effective
                        February 24, 2000.
 10.30                  Employment Offer Letter between Helen Kim and the Company
                        dated October 26, 1999.
 23.1                   Consent of Ernst & Young LLP, Independent Auditors.
 24.1                   Power of Attorney. Reference is made to page 38.
 27.1                   Financial Data Schedule.

------------------------

+ Filed as an exhibit to the Company's Registration Statement on Form SB-2 (No. 333-3176-LA), the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1996, March 31, 1997, September 30, 1997,
    March 31, 1999 and September 30, 1999, the Company's Current Report on Form 8-K filed on January 26, 1998 and the Company's Current Report on Form 8-K filed on March 1, 2000, and incorporated herein by reference.

*   Confidential treatment has been received for portions of this document.

**  Confidential treatment has been requested for portions of this document.