Form 10-Q
period 2000-03-31
ONYX PHARMACEUTICALS INC
filed 2000-05-15
CIK 1012140

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 14,210,322 as of May 1, 2000.

                           ONYX PHARMACEUTICALS, INC.

                                      INDEX

PART I:  FINANCIAL INFORMATION

                                                                                      PAGE
                                                                                      ----
ITEM 1.  Financial Statements

                  Condensed Balance Sheets - March 31, 2000 and
                  December 31, 1999                                                    3

                  Condensed Statements of Operations - Three months
                  ended March 31, 2000 and 1999                                         4

                  Condensed Statements of Cash Flows - Three months ended
                  March 31, 2000 and 1999                                               5

                  Notes to Condensed Financial Statements                               6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            8

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                     21


PART II:  OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds                                      22

ITEM 6.  Exhibits and Reports on Form 8-K                                               22

SIGNATURES                                                                              23

EXHIBIT INDEX                                                                           24

                           ONYX PHARMACEUTICALS, INC.


PART I:  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     March 31,         December 31,
                                                                                        2000               1999
                                                                                    -----------        ------------
                                    ASSETS                                          (Unaudited)          (Note 1)
Current assets:
     Cash and cash equivalents                                                        $ 32,918           $ 12,671
     Short-term investments                                                              4,239              1,792
     Receivable from related party                                                       2,135              3,300
     Other current assets                                                                  518                460
                                                                                  --------------    ---------------
         Total current assets                                                           39,810             18,223

Property and equipment, net                                                              2,937              3,000
Notes receivable from related parties                                                      363                386
Other assets                                                                                26                 19
                                                                                  --------------    ---------------
                                                                                      $ 43,136           $ 21,628
                                                                                  ==============    ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $   1,116           $  2,149
     Accrued liabilities                                                                 1,462              1,194
     Accrued clinical trials and related expenses                                        1,163              1,110
     Accrued compensation                                                                  576              1,250
     Deferred revenue                                                                    3,453              3,548
     Long-term debt, current portion                                                     1,832              2,199
                                                                                  --------------    ---------------
         Total current liabilities                                                       9,602             11,450

Long-term debt, noncurrent portion                                                           -                183
Long-term deferred revenue                                                               1,833              2,333

Stockholders' equity:
     Preferred stock, $0.001 par value; 5,000,000 shares authorized; none
     issued and outstanding                                                                  -                  -
     Common stock, $0.001 par value; 25,000,000 shares authorized, 14,187,244 and 11,551,681 shares issued and outstanding as of March 31, 2000 and
     December 31, 1999, respectively                                                        14                 12
     Additional paid-in capital                                                        111,440             85,723
     Accumulated deficit                                                               (79,753)           (78,073)
                                                                                  --------------    ---------------
         Total stockholders' equity                                                     31,701              7,662
                                                                                  --------------    ---------------
                                                                                      $ 43,136           $ 21,628
                                                                                  ==============    ===============

                             See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                             March 31,
                                                                   --------------- - -------------
                                                                        2000             1999
                                                                   ---------------   -------------
Revenue:
     Contract and other revenue                                           $  112          $  601
     Contract revenue from related parties                                 5,725           2,618
                                                                   ---------------   -------------
         Total revenue                                                     5,837           3,219
                                                                   ---------------   -------------
Operating expenses:
     Research and development                                              6,070           5,291
     General and administrative                                            1,842           1,321
                                                                   ---------------   -------------
         Total operating expenses                                          7,912           6,612
                                                                   ---------------   -------------
Loss from operations                                                      (2,075)         (3,393)

Interest income, net                                                         395             285
                                                                   ---------------   -------------
Net loss                                                                 $(1,680)        $(3,108)
                                                                   ===============   =============
Net loss per share                                                       $ (0.12)        $ (0.27)
                                                                   ===============   =============
Shares used in computing net loss per share                               13,462          11,460
                                                                   ===============   =============

                             See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.


                        CONDENSED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                  --------------------------------
                                                                                      2000              1999
                                                                                  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $ (1,680)        $ (3,108)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                          429              518
  Forgiveness of notes receivable                                                         10               24
  Stock-based compensation                                                               662                -
  Amortization of deferred compensation                                                    -               55
  Changes in assets and liabilities:
      Receivable from related party                                                    1,165                -
      Other current assets                                                               (63)              68
      Other assets                                                                        (7)              20
      Accounts payable                                                                (1,033)          (1,315)
      Accrued liabilities                                                                268              203
      Accrued clinical trials and related expenses                                        53             (109)
      Accrued compensation                                                              (674)             162
      Deferred revenue                                                                  (595)          (1,231)
      Deferred rent                                                                        -              (21)
                                                                               --------------   --------------
        Net cash used in operating activities                                         (1,465)          (4,734)
                                                                               --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                                 (4,238)          (2,721)
  Sales and maturities of short-term investments                                       1,791            3,003
  Capital expenditures                                                                  (366)            (327)
  Notes receivable from related parties                                                   18               94
                                                                               --------------   --------------
        Net cash provided by (used in) investing activities                           (2,795)              49
                                                                               --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                            (550)            (550)
  Net proceeds from issuances of common stock, net of repurchases                     25,057               13
                                                                               --------------   --------------
        Net cash provided by (used in) financing activities                           24,507             (537)
                                                                               --------------   --------------
  Net increase (decrease) in cash and cash equivalents                                20,247           (5,222)
  Cash and cash equivalents at beginning of period                                    12,671           21,368
                                                                               --------------   --------------
        Cash and cash equivalents at end of period                                   $32,918          $16,146
                                                                               ==============   ==============

                             See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other future operating periods.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Onyx Pharmaceuticals, Inc. (the "Company" or "Onyx") Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2.  NET LOSS PER SHARE

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

NOTE 3.  COMPREHENSIVE LOSS

As of January 1, 1998, the Company adopted FASB Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive loss. During the three-month periods ended March 31, 2000 and March 31, 1999, total comprehensive loss equaled net loss.

NOTE 4.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which provides guidance on several implementation issues related to Accounting Principles Board Opinion No.
25. The most significant are clarification of the definition of employee for purposes of applying Opinion No. 25 and the accounting for stock options that have been repriced. Under the interpretation, the employer-employee relationship would be based on case law and Internal Revenue Service regulations. The FASB granted an exception to this definition for outside directors. Under the interpretation,

                           ONYX PHARMACEUTICALS, INC.


repriced stock options effectively changed the terms of the plan, which would make it a variable plan subject to compensation expense. The impact of the interpretation on the Company's financial position and results of operations is not expected to be material.

In March 2000, the Securities and Exchange Commission delayed the implementation date of Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," for companies with fiscal years that begin between December 16, 1999 and March 15, 2000, to the second quarter of 2000. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the second quarter of 2000. The impact of the bulletin on the Company's financial position and results of operations is not expected to be material.

NOTE 5.  SALE OF EQUITY SECURITIES

On January 18, 2000, the Company issued and sold 2,000,000 shares of its common stock at a purchase price of $9.00 per share in a private placement to four institutional investors. The Company received $18,000,000 from the private placement.

On February 25, 2000, the Company issued and sold 279,470 shares of its common stock at a purchase price of $17.89 per share as the first of two stock issuances in connection with the collaboration agreement with Warner-Lambert dated October 13, 1999 and effective September 1, 1999. The Company received proceeds of $5,000,000 from the exercise of its right to require Warner-Lambert to purchase additional equity in 2000.

NOTE 6.  FACILITY LEASE

On February 24, 2000, the Company signed a Third Amendment to its facility lease. The amendment extended the lease term to April 30, 2005. Minimum rental commitments under this amendment include a construction allowance of $568,128.

                           ONYX PHARMACEUTICALS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THIS OVERVIEW AND THE FOLLOWING DISCUSSION CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999.

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

Further, we are working with Bayer and Warner-Lambert to identify and develop small molecule therapeutic compounds for a number of cancers. Together with Bayer, we have selected an anticancer compound for clinical development. We expect Bayer to file an IND with the FDA for this compound by the middle of 2000.

We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, primarily due to expenses associated with the expansion of our self-funded virus research and development programs. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 2000, our accumulated deficit was approximately $79.8 million.

In January 2000, we sold and issued 2,000,000 shares of common stock to four institutional investors in a private placement, at a price of $9.00 per share, for aggregate proceeds of $18,000,000. In February 2000, we sold and issued 279,470 shares of common stock to Warner-Lambert in a private placement, at a price of $17.89 per share, for aggregate proceeds of $5,000,000.

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

                           ONYX PHARMACEUTICALS, INC.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999.

REVENUE

Total revenues increased 81 percent to $5,837,000 for the three months ended March 31, 2000 as compared to $3,219,000 for the three months ended March 31, 1999. Revenues for both periods were primarily attributable to amounts earned under collaboration agreements with Warner-Lambert. Total revenue also included a $500,000 license payment from Warner-Lambert for the inflammation collaboration. The increase in revenues for the three months ended March 31, 2000 as compared to the same period in 1999 is due primarily to revenue recognized from our agreement with Warner-Lambert to develop and commercialize ONYX-015 as well as two armed therapeutic viruses. We did not have this agreement during the first three months of 1999.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 15 percent to $6,070,000 for the three months ended March 31, 2000 as compared to $5,291,000 for the three months ended March 31, 1999. The increase was primarily due to contract manufacturing expenses as we scale-up production to provide ONYX-015 for our upcoming Phase III clinical trials. We expect to continue to expand the scope of our self-funded virus research and development programs in future periods, which may result in substantial increases in research and development expenses. Collaborative parties may not fund these research and development expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 39 percent to $1,842,000 for the three months ended March 31, 2000 as compared to $1,321,000 for the three months ended March 31, 1999. The increase was primarily due to employee-related expenses for hiring of additional staff and a severance agreement. We anticipate that general and administrative expenses may increase modestly in future periods in order to support increases in research and development activities.

NET INTEREST INCOME

We had net interest income of $395,000 and $285,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in interest income was principally due to increased cash and investment balances from the $18,000,000 private placement financing in January 2000 and the $5,000,000 stock issuance to Warner-Lambert in February 2000, resulting in more interest income for the current period.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities, revenue from collaborative research and development agreements and bank loans to fund our operations.

At March 31, 2000, we had cash and investments of $37,157,000 compared with $14,463,000 at December 31, 1999. The increase in cash and investments of $22,694,000 at March 31, 2000, compared with December 31, 1999, is due to the private placement financing completed on January 18, 2000, which raised $18,000,000 and the stock issuance to Warner-Lambert on February 25, 2000, which raised $5,000,000. In addition,

                           ONYX PHARMACEUTICALS, INC.


$2,317,000 of cash was received from the exercise of stock options. These increases were partially offset by cash used in operations of $1,465,000 and the repayment of debt of $550,000. We expect that cash used in operations will continue at approximately the current rate as research activities and clinical development for our virus programs progress.

Total capital expenditures for equipment and leasehold improvements for the three-month period ended March 31, 2000, were $366,000. We currently expect to make expenditures for capital equipment of approximately $2,500,000 for the remainder of 2000.

We believe that our existing capital resources and interest thereon and anticipated revenues from existing collaborations will be sufficient to fund our current and planned operations through at least March 2001. There can be no assurance, however, that changes in our research and development plans or other changes affecting our operating expenses will not result in the expenditure of such resources before such time, and in any event, we will need to raise substantial additional capital to fund our operations in future periods. We intend to seek such additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other financing sources that may be available. However, there can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

BUSINESS RISKS

THE RESULTS OF CLINICAL TRIALS OF ONYX-015 ARE UNCERTAIN.

We have completed Phase II clinical trials of ONYX-015 for the treatment of head and neck cancer, both as a single agent and in combination with chemotherapy. Based on data from the Phase II clinical trials, we expect to initiate a Phase III clinical trial for ONYX-015 for the treatment of head and neck cancer in the middle of 2000. Historically, many pharmaceutical products have failed in Phase III testing notwithstanding favorable results in Phase II clinical trials. The results of the Phase III trials of ONYX-015 may fail to achieve primary endpoints and may demonstrate previously unforeseen side effects. The results also may not extend the findings of previous clinical trials, including response rates, duration of response or safety.

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

                           ONYX PHARMACEUTICALS, INC.


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

ONYX-015 is being developed initially for treatment of head and neck cancer, using direct intratumoral injection. Even if ONYX-015 is developed successfully for this type of cancer, there can be no assurance that we will be able to demonstrate that it is effective in the treatment of a broader array of cancer types. We are in the process of completing Phase I/II clinical trials for ONYX-015 for treatment of liver metastases of colorectal cancer and for the treatment of pancreatic cancer, both as a single agent and in combination with chemotherapy. Clinical trial results are inherently uncertain. In addition, there is no assurance that we will succeed in our efforts to deliver ONYX-015 to tumors through routes of administration which are more practical for certain cancer types and less costly than direct intratumoral injection. If we are not successful in developing additional routes of administration of ONYX-015, or the drug is otherwise ineffective in the treatment of additional types of cancer, the commercial potential of this product will be reduced, even if it does receive marketing approval.

THE BIOLOGICAL CHARACTERISTICS OF OUR THERAPEUTIC VIRUSES AND THEIR INTERACTIONS WITH OTHER DRUGS AND THE HUMAN IMMUNE AND OTHER DEFENSE SYSTEMS ARE NOT FULLY UNDERSTOOD.

The use of therapeutic replicating viruses is novel, and we are still determining the biological characteristics of these viruses. For example, in our clinical trials to date, we have achieved the best results when ONYX-015 is used in combination with standard chemotherapy drugs, but the reasons for and the nature of the interaction of the virus with these other drugs is still uncertain. In addition, the response of the human immune system to the viral infection is still being investigated, and the immune system may play a role in limiting the tumor-killing effect of our therapeutic viruses. It is also not known to what extent the filtering organs of the body may clear our therapeutic viruses from circulation and limit the tumor-killing activity of our therapeutic viruses. Further, there is some scientific uncertainty as to whether the killing activity of ONYX-015 is specific to cells with p53 mutations. Moreover, the large number of factors that contribute to the formation of each individual patient's cancer, as well as each individual's response to treatment, is largely unknown, and each tumor is unique. These factors include not only the cancer type, but also the pressures within the tumor, the presence of interspersed normal cells and fibrous tissue, and other factors. These are among the reasons why only some cancer patients respond to a particular type of cancer therapy while others do not, even among patients with the same cancer type. The novelty and scientific uncertainties regarding our therapeutic viruses and the uniqueness of human cancers from patient-to-patient increases the risk that our product candidates will not be successfully developed, or if developed will not have a therapeutic effect in a broad patient population.

WE ARE DEPENDENT UPON COLLABORATIVE RELATIONSHIPS TO DEVELOP, MANUFACTURE AND COMMERCIALIZE OUR PRODUCTS AND TO OBTAIN REGULATORY APPROVAL.

Our strategy for developing, manufacturing and commercializing our products and obtaining regulatory approval depends in large part upon maintaining and entering into collaboration agreements with pharmaceutical companies or other collaborative parties. We have entered into a number of collaboration agreements with

                            ONYX PHARMACEUTICALS, INC.


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

CHIRON MAY HAVE PREFERENTIAL RIGHTS TO ESTABLISH COLLABORATIONS WITH US.

We were established in April 1992 by means of a transfer from Chiron Corporation to us of the drug discovery program being conducted at Chiron by Dr. Frank McCormick, our scientific founder, and his research team. Under the agreement executed at that time, we granted Chiron preferential rights to receive product licenses in the fields of diagnostics and vaccines, and also established a mechanism for our making proposals to Chiron for future collaborations. Chiron has advised us that it believes that this mechanism requires us to offer gene therapy programs to Chiron before licensing any such program to a third party. We and Chiron have different interpretations of this agreement as it relates to the scope of Chiron's rights. Chiron delivered a letter to us, under which Chiron waived any rights it has under the agreement with respect to collaborative arrangements that we may enter into with others until the end of July 2000, based on our selectively-replicating virus technology. During the period of time covered by this letter, we executed our agreement with Warner-Lambert for the development of ONYX-015 and two armed virus products. If Chiron does not grant us further waivers and asserts

                           ONYX PHARMACEUTICALS, INC.


rights under the April 1992 agreement, or if disputes arise, our ability to enter into future collaborations for other product candidates would be complicated and might be delayed or interfered with. If we are unable to establish new collaborative relationships, or if our ability to enter into future collaborative arrangements are complicated, delayed or interfered with, our business, financial condition and results of operations would be seriously harmed.

WARNER-LAMBERT HAS AGREED TO BE ACQUIRED BY PFIZER, INC.

We have entered into multiple research and development and marketing collaboration agreements with Warner-Lambert, including a collaboration agreement related to ONYX-015. As part of our collaboration with Warner-Lambert related to ONYX-015, Warner-Lambert has agreed to manufacture ONYX-015 for commercial use.

In February 2000, Warner-Lambert agreed to be acquired by Pfizer, Inc. We cannot assure you that Pfizer will be interested in continuing these collaborative relationships with us, because these collaborations address smaller markets than Pfizer generally seeks to address. We also cannot assure you that Pfizer is interested in the development of a virus technology platform or the products we seek to develop. If the acquisition of Warner-Lambert by Pfizer is consummated, then Pfizer could modify, disrupt or terminate our collaboration agreements with Warner-Lambert currently in effect, subject to the terms of such agreements. Pursuant to our agreement with Warner-Lambert relating to ONYX-015, Warner-Lambert has the right to terminate this agreement for any reason with 90 days notice, in which case they would be required to return all rights to ONYX-015 to us royalty-free. We cannot assure you that Pfizer will not modify, disrupt or terminate one or more of our collaboration agreements with Warner-Lambert pursuant to the terms of these agreements.

If Pfizer terminates our agreement relating to ONYX-015, a significant portion of the $40 million Warner-Lambert is obligated to fund for the development of ONYX-015, including the cost of clinical trials, would be lost. In addition, because we do not have any sales and marketing capability, we are relying on Warner-Lambert's sales and marketing expertise to commercialize ONYX-015. Further, if Pfizer terminates our agreement relating to ONYX-015 and does not agree to continue to manufacture ONYX-015 for commercial use, we would have to establish an alternate-manufacturing source for ONYX-015, which would cause a delay in the commercial sale of ONYX-015. Such a delay, or the modification, disruption or termination of any of our current collaboration agreements with Warner-Lambert, especially our collaboration related to ONYX-015, would seriously harm our business, financial condition and results of operations.

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

                           ONYX PHARMACEUTICALS, INC.


WE CURRENTLY RELY ON A SOLE SOURCE OR LIMITED NUMBER OF SOURCES FOR THE MANUFACTURING OF ONYX-015.

We currently rely on a sole source contract manufacturer for the supply of ONYX-015 for Phase III clinical trials. This contract manufacturer has not produced materials for Phase III clinical trials for us or any other parties. In addition, there are a limited number of parties who could manufacture ONYX-015 for commercial use. If either our contract manufacturer or Warner-Lambert is unable to deliver the required quantities of ONYX-015 or either of them terminates our relationship, we may not be able to find a replacement manufacturer within a reasonable amount of time or at commercially reasonable rates. If we fail to find a replacement manufacturer or develop our own manufacturing capabilities, our business, financial condition and results of operations will be seriously harmed.

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

                           ONYX PHARMACEUTICALS, INC.


     - side effects or unfavorable publicity concerning our products or similar products.

WE DO NOT HAVE MARKETING OR SALES EXPERIENCE OR CAPABILITIES.

We intend to enter into agreements with third parties to market and sell most of our products. We may not be able to enter into marketing and sales agreements with others on acceptable terms, if at all. To the extent that we enter into marketing and sales agreements with other companies, our revenues, if any, will depend on the efforts of others. We also have the right under our collaboration agreements to co-promote our products in conjunction with our collaborative parties. If we are unable to enter into third-party agreements or if we are exercising our rights to co-promote a product, then we will be required to develop marketing and sales capabilities. We may not successfully establish marketing and sales capabilities or have sufficient resources to do so. If we do not develop marketing and sales capabilities, we may not be able to meet our co-promotion obligations under our collaboration agreements, which could result in our losing these co-promotion rights. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. Failure to establish marketing and sales capabilities or failure to enter into marketing agreements with third parties will seriously harm our business, financial condition and results of operations.

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

WE HAVE A HISTORY OF LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

To date, we have engaged primarily in research and development. Our research and development and general and administrative expenses have resulted in substantial losses from operations. As of March 31, 2000, we had an accumulated deficit of approximately $79.8 million. We expect to incur significant and increasing operating losses over the next several years as our research and development efforts and preclinical testing and clinical trial

                           ONYX PHARMACEUTICALS, INC.


activities expand. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the establishment or termination of collaborations, the timing and amount of collaboration payments under the terms of our collaborative agreements, or the initiation, success or failure of clinical trials.

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

                           ONYX PHARMACEUTICALS, INC.


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

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, AND WE MAY NOT BE ABLE TO OBTAIN REGULATORY APPROVALS.

Our product candidates under development are subject to extensive and rigorous domestic regulation. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. If we market our products abroad, they also are subject to extensive regulation by foreign governments. None of our products has been approved for sale in the United States or any foreign market. Because our products involve the application of new technologies and will be based on new therapeutic approaches, our products are subject to substantial additional review by various governmental regulatory authorities, and as a result, regulatory approvals may be obtained more slowly than for products using more conventional technologies.

                           ONYX PHARMACEUTICALS, INC.


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

                           ONYX PHARMACEUTICALS, INC.


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

CLINICAL TRIALS ARE EXPENSIVE, AND THEIR OUTCOMES ARE UNCERTAIN.

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

                           ONYX PHARMACEUTICALS, INC.


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

                           ONYX PHARMACEUTICALS, INC.


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

WE FACE PRODUCT LIABILITY RISKS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE
INSURANCE.

The use of any of our product candidates in clinical trials and the sale of any approved products, may expose us to liability claims resulting from such use or sale of our products. These claims might be made directly by consumers, healthcare providers or by pharmaceutical companies or others selling such products. We may experience financial losses in the future due to product liability claims. We have obtained limited product liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development. However, insurance coverage is becoming increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our business, financial condition and results of operations would be seriously harmed.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we place our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We classify our cash equivalents or short-term investments as fixed rate if the rate of return on an instrument remains fixed over its term. As of March 31, 2000, all of our cash equivalents and short-term investments are classified as fixed rate. There were no significant changes in our market risk exposures during the three months ended March 31, 2000. For further discussion of our market risk exposures, refer to Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 1999.

                           ONYX PHARMACEUTICALS, INC.


PART II:  OTHER INFORMATION

ITEM  2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 18, 2000, the Company issued and sold 2,000,000 shares of its Common Stock at a purchase price of $9.00 per share in a private placement to four institutional investors. The Company received an aggregate of $18,000,000 from the private placement. The issuance and sale of the Company's Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D.

On February 25, 2000, the Company issued and sold to Warner-Lambert 279,470 shares of its Common Stock at a purchase price of $17.89 per share pursuant to the exercise of the First Put contained in the Stock Put and Purchase Agreement dated October 13, 1999 and effective September 1, 1999. The Company received an aggregate of $5,000,000 from the exercise of the First Put. The issuance and sale of the Company's Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

        a)  EXHIBITS

                  Exhibit 27.1      Financial Data Schedule

        b)  REPORTS ON FORM 8-K

                  On March 1, 2000, the Company filed a Current Report on
                  Form 8-K, reporting under Item 5 that on October 13, 1999, the Company and Warner-Lambert Company entered into a research, development and marketing collaboration, effective September 1, 1999, to develop and commercialize novel biologics for the treatment of human cancer. Also under Item 5, the Company reported that on January 18, 2000, it had issued and sold 2 million shares of its common stock to four institutional investors, and on February 25, 2000, it had issued and sold 279,470 shares of its common stock to Warner-Lambert.

   ----------------------

                           ONYX PHARMACEUTICALS, INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           ONYX PHARMACEUTICALS, INC.

Date: May 15, 2000         By:   /s/ Hollings C. Renton
                                 ----------------------
                                 Hollings C. Renton
                                 President, Chief Executive Officer and Director
                                 (Principal Executive and Financial Officer)




Date: May 15, 2000         By:   /s/ Marilyn E. Wortzman
                                 -----------------------
                                 Marilyn E. Wortzman
                                 Controller
                                 (Principal Accounting Officer)

                           ONYX PHARMACEUTICALS, INC.


EXHIBIT INDEX

Exhibit Number             Description of Exhibits

         27.1              Financial Data Schedule

   ----------------------