Form 10-Q
period 2000-06-30
ONYX PHARMACEUTICALS INC
filed 2000-08-07
CIK 1012140

                          SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                  ---------------

                                     FORM 10-Q



( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

         (XX)   Yes    (  )   No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 14,288,888 as of July 31, 2000.

                            ONYX PHARMACEUTICALS, INC.

                                      INDEX


PART I:  FINANCIAL INFORMATION
------------------------------

                                                                     PAGE

ITEM 1.  Financial Statements

         Condensed Balance Sheets - June 30, 2000 and
         December 31, 1999                                             3


         Condensed Statements of Operations - Three and Six Months
         Ended June 30, 2000 and 1999                                  4


         Condensed Statements of Cash Flows - Six Months ended
         June 30, 2000 and 1999                                        5


         Notes to Condensed Financial Statements                       6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           8

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk  20


PART II:  OTHER INFORMATION
---------------------------

ITEM 4.   Submission of Matters to a Vote of Security Holders         21

ITEM 6.   Exhibits and Reports on Form 8-K                            21

SIGNATURES                                                            22

EXHIBIT INDEX                                                         23

                            ONYX PHARMACEUTICALS, INC.


PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS
                       (In thousands, except share data)



                                                              June 30,        December 31,
                                                                2000             1999
                                                            -----------        ------------
                                                            (Unaudited)         (Note 1)


                   ASSETS
 Current assets:
  Cash and cash equivalents                                  $  35,777           $  12,671
  Short-term investments                                         3,981               1,792
  Receivable from related party                                  2,442               3,300
  Other current assets                                             655                 460
                                                            -----------        ------------
    Total current assets                                        42,855              18,223
 Property and equipment, net                                     3,146               3,000
 Notes receivable from related parties                             325                 386
 Other assets                                                       35                  19
                                                            -----------        ------------
                                                             $  46,361           $  21,628
                                                            ===========        ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                            $  1,682            $  2,149
  Accrued liabilities                                            1,463               1,194
  Accrued clinical trials and related expenses                   1,162               1,110
  Accrued compensation                                             855               1,250
  Deferred revenue                                               4,772               3,548
  Long-term debt, current portion                                1,283               2,199
                                                            -----------        ------------
    Total current liabilities                                   11,217              11,450
 Long-term debt, noncurrent portion                                 --                 183
 Long-term deferred revenue                                      1,333               2,333

Stockholders' equity:
 Preferred stock, $0.001 par value; 5,000,000 shares
 authorized; none issued and outstanding                           --                   --
 Common stock, $0.001 par value; 50,000,000 shares
 authorized; 14,287,984 and 11,551,681 shares issued
 and outstanding as of June 30, 2000 and December 31,
 1999, respectively                                                14                   12
 Additional paid-in capital                                   112,112               85,723
 Accumulated deficit                                          (78,315)             (78,073)
                                                            -----------        ------------
   Total stockholders' equity                                  33,811                7,662
                                                            -----------        ------------
                                                            $  46,361            $  21,628
                                                            ===========        ============


                            See accompanying notes.

                            ONYX PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                 (Unaudited)



                                                Three Months Ended     Six Months Ended
                                                     June 30,              June 30,
                                                ------------------     ----------------
                                                  2000      1999        2000     1999
                                                --------  --------     -------  -------

Revenue:
 Contract and other revenue                      $    65    $  401     $   177  $ 1,002
 Contract revenue from related parties             8,945     1,407      14,670    4,025
                                                --------  --------     -------  -------
Total revenue                                      9,010     1,808      14,847    5,027

Operating expenses:
 Research and development                          6,300     5,835      12,370   11,126
 General and administrative                        1,818     1,440       3,660    2,761
                                                --------  --------     -------  -------
Total operating expenses                           8,118     7,275      16,030   13,887
                                                --------  --------     -------  -------
Income (loss) from operations                        892    (5,467)     (1,183)  (8,860)

Interest income, net                                 546       218         941      503
                                                --------  --------     -------  -------

Net income (loss)                               $  1,438  $ (5,249)    $  (242) $(8,357)
                                                ========  ========     =======  =======
Basic and diluted net income (loss) per share   $   0.10  $  (0.46)    $ (0.02) $ (0.73)
                                                ========  ========     =======  =======
Shares used in computing basic net income
 (loss) per share                                 14,239    11,490      13,852   11,475
                                                ========  ========     =======  =======
Shares used in computing diluted
 net income (loss) per share                      14,788    11,490      13,852   11,475
                                                ========  ========     =======  =======



                              See accompanying notes.

                            ONYX PHARMACEUTICALS, INC.


                         CONDENSED STATEMENTS OF CASH FLOW
                                  (In thousands)
                                    (Unaudited)



                                                                  Six Months Ended
                                                                       June 30,
                                                               ---------------------
                                                                  2000         1999
                                                               ---------    --------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                      $    (242)   $ (8,357)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
 Depreciation and amortization                                       776       1,056
 Forgiveness of notes receivable                                      39          48
 Stock-based compensation and amortization of
  deferred compensation                                              751         110
 Changes in assets and liabilities:
   Receivable from related party                                     858          --
   Other current assets                                             (207)       (130)
   Other assets                                                      (16)         41
   Accounts payable                                                 (467)     (1,056)
   Accrued liabilities                                               269        (434)
   Accrued clinical trials and related expenses                       52        (436)
   Accrued compensation                                             (395)       (368)
   Deferred revenue                                                  224      (1,232)
   Deferred rent                                                      --         (28)
                                                               ---------    --------
    Net cash provided by (used in) operating activities            1,642     (10,786)
                                                               ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of short-term investments                              (4,977)     (2,003)
 Sales and maturities of short-term investments                    2,788       6,231
 Capital expenditures                                               (929)       (726)
 Notes receivable from related parties                                34         134
 Proceeds from sale of fixed assets                                    7          45
                                                               ---------    --------
    Net cash (used in) provided by investing activities           (3,077)      3,681
                                                               ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on long-term debt                                       (1,099)     (1,100)
 Net proceeds from issuances of common stock,
  net of repurchases                                              25,640         235
                                                               ---------    --------
    Net cash provided by (used in) financing activities           24,541        (865)
                                                               ---------    --------
  Net increase (decrease) in cash and cash equivalents            23,106      (7,970)
  Cash and cash equivalents at beginning of period                12,671      21,368
                                                               ---------    --------
   Cash and cash equivalents at end of period                  $  35,777    $ 13,398
                                                               =========    ========



                           See accompanying notes.

                               ONYX PHARMACEUTICALS, INC.


                          NOTES TO CONDENSED FINANCIAL STATEMENTS
                                       June 30, 2000
                                        (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other future operating periods.

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

NOTE 2.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share and diluted net income (loss) per share are presented in conformity with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" for all periods presented. Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common equivalent shares outstanding during the period. Dilutive potential common equivalent shares consist of the assumed exercise of stock options.

NOTE 3.  COMPREHENSIVE INCOME (LOSS)

As of January 1, 1998, the Company adopted FASB Statement No.130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income
(loss) or stockholders' equity. SFAS 130 requires unrealized gains or losses on available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss). During the three and six month periods ended
June 30, 2000 and June 30, 1999, total comprehensive income (loss) equaled net income (loss).

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

                            ONYX PHARMACEUTICALS, INC.


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

On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which provides guidance on several implementation issues related to Accounting Principles Board Opinion No. 25. The most significant are clarification of the definition of employee for purposes of applying Opinion No. 25 and the accounting for stock options that have been repriced. Under the interpretation, the employer-employee relationship would be based on case law and Internal Revenue Service regulations. The FASB granted an exception to this definition for outside directors. Under the interpretation, repriced stock options effectively changed the terms of the plan, which would make it a variable plan subject to compensation expense. The impact of the interpretation on the Company's financial position and results of operations is not expected to be material.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101A was released on March 24, 2000 and delayed for one fiscal quarter the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. Since the issuance of SAB 101 and SAB 101A, the staff issued SAB 101B, delaying the implementation date of SAB 101 until the fourth fiscal quarter for registrants with fiscal years beginning after December 15, 1999. The Company will adopt SAB 101 as required in the fourth quarter of 2000. The Company is currently evaluating the potential impact of SAB 101 on its financial position and results of operations.

NOTE 5.  FACILITY LEASE

In June 2000, the Company entered into an operating lease for an additional 9,000 square feet of office and laboratory space. The lease expires on July 31, 2010 with renewal options at the end of the lease for two subsequent five-year terms.

NOTE 6.  STOCKHOLDERS' EQUITY

In June 2000, the Company's shareholders approved an increase to the authorized number of shares of common stock from 25,000,000 shares to 50,000,000 shares.

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

OVERVIEW

We are engaged in the discovery and development of novel cancer therapies based on our proprietary virus technology. We believe that this technology enables us to develop therapeutic viruses that selectively kill cancer cells in the human body, leaving healthy, non-cancerous tissues unharmed. Our lead product, CI-1042, formerly known as ONYX-015, is a human virus that has been genetically engineered to selectively replicate in and kill cancer cells based on a particular abnormality in those cells. Specifically, the abnormality involves mutation or loss of function of the p53 gene, which is the most common abnormality in human cancer. We have also developed additional engineered human viruses that replicate in and kill cancer cells based on other abnormalities. In addition, we are developing viruses armed with anticancer genes.

We have completed two Phase II clinical, or human, trials of CI-1042 for the treatment of head and neck cancer. Based on the data from these trials, we recently began a Phase III clinical trial of CI-1042. This Phase III clinical trial is being conducted in conjunction with Pfizer, our collaborator for the development and commercialization of CI-1042. We have also evaluated CI-1042 in Phase I and Phase I/II clinical trials for four additional cancer types and have reported interim results from these studies at the American Society of Clinical Oncology, or ASCO, meeting in May 2000.

Further, we are working with Pfizer and Bayer to identify and develop small molecule therapeutic compounds for a number of cancers. In collaboration with Bayer, we have initiated a Phase I clinical trial in Germany. Bayer filed an IND in the United States in May 2000, and additional Phase I clinical trials are planned for Canada and Belgium.

We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, primarily due to expenses associated with the expansion of our self-funded virus research and development programs. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 2000, our accumulated deficit was approximately $78.3 million.

Our business is subject to significant risks, including the risks inherent in our research and development efforts, the results of the CI-1042 clinical trials, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. We do not expect to generate revenues from the sale of proposed products in the foreseeable future. We expect that all of our revenues in the foreseeable future will be generated from collaboration agreements.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

REVENUES

                            ONYX PHARMACEUTICALS, INC.


Our revenues increased 398 percent to $9,010,000 for the three months ended June 30, 2000 and 195 percent to $14,847,000 for the six months ended June 30, 2000 as compared to the same periods in 1999. Revenues were $1,808,000 for the three months ended June 30, 1999 and $5,027,000 for the six months ended June 30, 1999. Revenues for the three and six months ended June 30, 2000 and the same periods in 1999 were primarily attributable to amounts earned for research performed under our collaborations with Pfizer. The increase in revenues for the three and six months ended June 30, 2000 as compared to the same periods in 1999 is due primarily to revenue recognized from our agreement with Pfizer to develop and commercialize CI-1042 as well as two armed therapeutic viruses. We did not have this agreement during the first six months of 1999. Total revenue for the three months ended June 30, 2000 also included a one-time $3,700,000 milestone payment related to this agreement.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased eight percent to $6,300,000 for the three months ended June 30, 2000 and 11 percent to $12,370,000 for the six months ended June 30, 2000 as compared with $5,835,000 and $11,126,000 for the same periods in 1999. The increase in expenses for the three and six months ended June 30, 2000 as compared to the same periods in 1999 was primarily due to increased contract manufacturing expenses as we scale-up production to provide CI-1042 for our Phase III clinical trials that commenced in June 2000. We expect to continue to expand the scope of our self-funded virus research and development programs in future periods, which may result in substantial increases in research and development expenses. Collaborative partners may not fund these research and development expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 26 percent to $1,818,000 for the three months ended June 30, 2000 and 33 percent to $3,660,000 for the six months ended June 30, 2000 as compared with $1,440,000 and $2,761,000 for the same periods in 1999. The increase in expenses for the three and six months ended June 30, 2000 as compared to the same periods in 1999 was primarily due to increased employee-related expenses for hiring of additional staff. General and administrative expenses may increase moderately in future periods to support our research and development efforts.

NET INTEREST INCOME

We had net interest income of $546,000 for the three months ended June 30, 2000 and $941,000 for the six months ended June 30, 2000 as compared with $218,000 and $503,000 for the same periods in 1999. The increase in net interest income was principally due to increased cash and investment balances from the $18,000,000 private placement financing in January 2000 and the $5,000,000 stock issuance to Pfizer in February 2000, resulting in more interest income for the three and six month periods ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities, revenue from collaborative research and development agreements and bank loans to fund our operations.

At June 30, 2000, we had cash and investments of $39,758,000 compared with $14,463,000 at December 31, 1999. The increase in cash and investments of $25,295,000 at June 30, 2000, compared with December 31, 1999, is due to the private placement financing completed in January 2000, which raised $18,000,000 and the stock issuance to Pfizer in February 2000, which raised $5,000,000. In addition, $2,789,000 of cash was received from the exercise of stock options. These increases were partially offset by the repayment of debt of $1,099,000.

                            ONYX PHARMACEUTICALS, INC.


Total capital expenditures for equipment and leasehold improvements for the six-month period ended June 30, 2000, were $929,000. We currently expect to make expenditures for capital equipment of approximately $3,500,000 for the remainder of 2000. This includes $2,200,000 for construction and capital equipment for the facility leased in June 2000. See Footnote 5.

We believe that our existing capital resources and interest thereon and anticipated revenues from existing collaborations will be sufficient to fund our current and planned operations through at least June 2001. There can be no assurance, however, that changes in our research and development plans or other changes affecting our operating expenses will not result in the expenditure of such resources before such time, and in any event, we will need to raise substantial additional capital to fund our operations in future periods. We intend to seek such additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other financing sources that may be available. However, there can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

BUSINESS RISKS

IF WE ARE NOT ABLE TO DEMONSTRATE THE EFFECTIVENESS OF CI-1042 IN OUR CLINICAL TRIALS OR IF OUR CLINICAL TRIALS ARE DELAYED, WE MAY BE UNABLE TO COMMERCIALIZE CI-1042.

We have completed Phase II clinical or human trials designed to obtain safety and effectiveness trend information for CI-1042 for the treatment of head and neck cancer, both as a single agent and in combination with chemotherapy. Based on data from these Phase II clinical trials, we, together with Pfizer, have recently initiated a multi-center clinical trial, or a Phase III clinical trial, designed to obtain effectiveness information for CI-1042 for the treatment of head and neck cancer that has progressed following initial treatment with surgery and/or radiation, or recurrent disease. Historically, many companies have failed to demonstrate the effectiveness of pharmaceutical products in Phase III clinical trials notwithstanding favorable results in Phase II clinical trials. We may fail to demonstrate desired effectiveness levels in our Phase III clinical trial of CI-1042. In addition, we may observe previously unforeseen side effects. We may fail to extend the findings of previous clinical trials in our Phase III clinical trial of CI-1042, including similar tumor response rates, duration of tumor response or safety.

The process of obtaining Food and Drug Administration, or FDA, and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. The FDA may not accept the results of our Phase III clinical trial, or accept as sufficient for market approval other elements of the application that we may file for CI-1042. The FDA may require additional clinical trials, which may be extensive, expensive and time-consuming. We cannot market CI-1042 unless we receive regulatory approval.

In addition, in our clinical trials we treat patients who have failed conventional treatments and who are in advanced stages of cancer. During the course of treatment, these patients may die or suffer adverse medical effects for reasons that may be unrelated to CI-1042. These adverse effects may impact the interpretation of clinical trial results.

WE MAY FAIL TO DEMONSTRATE THAT CI-1042 IS EFFECTIVE FOR THE TREATMENT OF OTHER TYPES OF CANCER EVEN IF CI-1042 IS PROVEN EFFECTIVE FOR THE TREATMENT OF HEAD AND NECK CANCER.

                            ONYX PHARMACEUTICALS, INC.


We are initially developing CI-1042 for treatment of head and neck cancer, using direct injection into tumors, or intratumoral injection. Even if we are successful in developing CI-1042 for this type of cancer, we may not demonstrate that CI-1042 is effective in the treatment of a broader array of cancer types. We have completed a Phase I/II clinical trial for treatment of colon cancer which has spread to the liver, or liver metastases of colorectal cancer, with CI-1042 administered through an artery in the liver, or intrahepatic artery infusion. In addition, we are in the process of completing Phase I/II clinical trials for CI-1042 for treatment of pancreatic cancer. The Phase I/II clinical trial in liver metastases of colorectal cancer is based on a small number of patients and we may not reproduce these results in future clinical trials with additional patients. In addition, we may not succeed in our efforts to deliver CI-1042 to tumors through routes other than intratumoral injection and intrahepatic artery infusion. If we are not successful in developing additional routes of administration for CI-1042, or establishing its effectiveness in a broad range of cancer types, CI-1042 may not have a broad commercial use.

WE DO NOT FULLY UNDERSTAND THE BIOLOGICAL CHARACTERISTICS OF OUR THERAPEUTIC VIRUSES, AND THEIR INTERACTIONS WITH OTHER DRUGS AND THE HUMAN IMMUNE AND OTHER DEFENSE SYSTEMS, WHICH MAY CAUSE US TO FAIL TO DEMONSTRATE THE SAFETY AND EFFECTIVENESS OF OUR PRODUCTS IN CLINICAL TRIALS.

Therapeutic viruses are novel and we are still determining the biological characteristics of these viruses. For example, in our clinical trials to date, we have achieved the best results when CI-1042 is used in combination with standard chemotherapy drugs, but we are uncertain as to the reasons for and the nature of the interaction of the virus with these drugs. In addition, we are still investigating the response of the human immune system to our therapeutic viruses, and the immune system may play a role in limiting the tumor-killing effect of our therapeutic viruses. We also do not know the extent the human body may clear our therapeutic viruses from circulation in the bloodstream and limit the tumor-killing activity of our therapeutic viruses. Further, we are uncertain as to whether the killing activity of CI-1042 is specific to cells having the abnormal function involving the p53 gene. Moreover, we do not understand all of the many factors that contribute to the formation of each individual patient's cancer. These factors include not only the cancer type, but also the pressures within the tumor and the presence of normal cells and fibrous tissue within the tumor. These factors make each tumor unique. Because of the variety of factors, some cancer patients respond to a particular type of cancer therapy while others do not, even among patients with the same cancer type. The novelty and scientific uncertainties regarding our therapeutic viruses and the uniqueness of human cancers from patient-to-patient increase the risk that we will not successfully develop our product candidates or prove their safety and effectiveness in clinical trials. Even if we succeed in developing our product candidates, our product candidates may not have a therapeutic effect in a broad patient population.

WE ARE DEPENDENT UPON COLLABORATIVE RELATIONSHIPS TO DEVELOP, MANUFACTURE AND COMMERCIALIZE OUR PRODUCTS AND TO OBTAIN REGULATORY APPROVAL, WHICH COULD DELAY THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS.

Our strategy for developing, manufacturing and commercializing our products and obtaining regulatory approval depends in large part upon maintaining and entering into collaboration agreements with pharmaceutical companies or other collaborators. We have entered into a number of collaboration agreements with different parties, including research, development and marketing agreements with Pfizer and Bayer. If we fail to maintain these collaborative relationships or to establish new collaborative relationships, we would need to undertake these research, development and marketing activities at our own expense, which would significantly increase our capital requirements and limit the programs we are able to pursue. Further, we would incur significant delays with the development, manufacture or sale of our products.

We are subject to a number of risks associated with our dependence upon collaborative relationships, including:

    - the amount and timing of expenditure of resources can vary for reasons outside our control;

    - business combinations and changes in a collaborator's business strategy may adversely affect the party's willingness or ability to complete its obligations under the collaboration agreement with us;

    - the right of the collaborator to terminate its collaboration agreement with us on limited notice and for reasons outside our control;

    - loss of significant rights to our collaborative parties if we fail to meet our obligations under these agreements;

                            ONYX PHARMACEUTICALS, INC.



    - disagreements as to ownership of clinical trial results or regulatory approvals, and the refusal of the FDA to recognize us as holding the regulatory approvals necessary to commercialize our products;

    - withdrawal of support by a collaborator following the development or acquisition by the collaborator of competing products; and

    - disagreements with a collaborator regarding the collaboration agreement or ownership of proprietary rights.

Due to these factors and other possible disagreements with collaborators, we could suffer delays in the research, development or commercialization of our products or we may become involved in litigation or arbitration, which would be time consuming and expensive.

CHIRON MAY HAVE PREFERENTIAL RIGHTS TO ESTABLISH COLLABORATIONS WITH US, WHICH MAY COMPLICATE OUR FUTURE COLLABORATIVE ARRANGEMENTS.

We were established in April 1992 by means of a transfer from Chiron Corporation to us of the drug discovery program conducted at Chiron by Dr. Frank McCormick, our scientific founder, and his research team. Under the agreement executed at that time, we granted Chiron preferential rights to receive product licenses in the fields of diagnostics and vaccines, and also established a mechanism for our making proposals to Chiron for future collaborations. Chiron has advised us that it believes this mechanism requires us to offer gene therapy programs to Chiron before licensing any of these programs to a third party. We and Chiron have different interpretations of this agreement as it relates to the scope of Chiron's rights. We executed our agreement with Pfizer for the development of CI-1042 and two other virus products pursuant to a waiver letter from Chiron. If Chiron does not grant us further waivers and asserts rights under the April 1992 agreement, or if disputes arise, we may encounter difficulties or delays in entering into future collaborations for other product candidates.

PFIZER HAS ACQUIRED WARNER-LAMBERT, WHICH COULD RESULT IN THE MODIFICATION, DISRUPTION OR TERMINATION OF OUR COLLABORATIVE RELATIONSHIP WITH
WARNER-LAMBERT.

In June 2000, Pfizer acquired Warner-Lambert. Pfizer may not be interested in continuing the multiple research and development and marketing collaboration agreements we have with Warner-Lambert, including the collaboration agreement related to CI-1042, in part because these collaborations may address smaller markets than Pfizer generally seeks to address. Pfizer may have no interest in the development of therapeutic viruses. Pfizer could modify, disrupt or terminate the collaboration agreements we originally entered into with Warner-Lambert, subject to the terms of these agreements. Under the agreement relating to CI-1042, Pfizer has the right to terminate the agreement for any reason with 90 days notice, in which case Pfizer is required to return all rights to CI-1042 to us royalty-free.

If Pfizer terminates our agreement relating to CI-1042, we would lose a significant portion of the $40 million of funding for the development of CI-1042, including the cost of clinical trials, which Warner-Lambert had agreed to provide under the agreement. In addition, we would not have access to Pfizer's sales and marketing capabilities and expertise to commercialize CI-1042 as provided in the agreement. We currently intend to rely on the sales and marketing services provided to us under the agreement. Further, if Pfizer terminates our agreement relating to CI-1042 and does not agree to manufacture CI-1042 for commercial use, we would have to establish an alternative manufacturing source for CI-1042. If we need to establish an alternative manufacturing source for CI-1042, the FDA may delay regulatory approval of CI-1042.

WE DO NOT HAVE MANUFACTURING EXPERTISE OR CAPABILITIES AND ARE DEPENDENT ON THIRD PARTIES TO FULFILL OUR MANUFACTURING NEEDS, WHICH COULD RESULT IN THE DELAY OF CLINICAL TRIALS OR REGULATORY APPROVAL.

We lack the resources, experience and capabilities to manufacture our products on our own. We would require substantial funds to establish these capabilities. Consequently, we are dependent on third parties, including collaborative parties and contract manufacturers, to manufacture our products and product candidates. These parties

                            ONYX PHARMACEUTICALS, INC.


may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance and shortage of qualified personnel. These third parties may not perform as agreed or may not continue to manufacture our products for the time required by us to successfully market our products. These third parties may fail to deliver the required quantities of our products or product candidates on a timely basis and at commercially reasonable prices. Failure by these third parties could delay our clinical trials or regulatory approval. If these third parties do not adequately perform, we may be forced to incur additional expenses to pay for the manufacture of our products or to develop our own manufacturing capabilities.

WE CURRENTLY RELY ON A SOLE SOURCE OR LIMITED NUMBER OF SOURCES FOR THE MANUFACTURING OF CI-1042, AND IF THESE SOURCES ARE UNABLE OR UNWILLING TO DELIVER THE REQUIRED QUANTITIES, WE MAY NOT BE ABLE TO FIND REPLACEMENT MANUFACTURERS, WHICH COULD RESULT IN A DELAY IN CLINICAL TRIALS OR IN REGULATORY APPROVAL.

We currently rely on a sole source contract manufacturer for the supply of CI-1042 for Phase III clinical trials. To date, this contract manufacturer has produced a limited amount of material for our Phase III clinical trials. If our contract manufacturer is unable or unwilling to deliver the required quantities of CI-1042 or terminates our relationship, we may not find a replacement manufacturer within a reasonable amount of time or at commercially reasonable rates. This could delay our clinical trials or regulatory approval. If this third party fails to supply us with sufficient materials, we may be forced to incur additional expenses to pay for the manufacture of materials, if we can find a replacement manufacturer, or to develop our own manufacturing capabilities.

WE OR PFIZER MAY NOT BE ABLE TO PRODUCE COMMERCIAL QUANTITIES OF CI-1042, WHICH COULD DELAY REGULATORY APPROVAL.

Following Pfizer's acquisition of Warner-Lambert, Pfizer became responsible for manufacturing CI-1042 for commercial use under our original agreement with Warner-Lambert. To obtain regulatory approval for CI-1042, we will need to treat patients in our Phase III clinical trial using CI-1042 produced from the same manufacturing process and in the same manufacturing facility that we intend to use following FDA approval. We and Pfizer will need to modify the manufacturing process to produce large quantities of CI-1042 and to lower the cost by improving the efficiency of the process. To modify the manufacturing process and to meet our quality standards for CI-1042, we and Pfizer will need to spend a significant amount of time and capital and complete a substantial amount of experimentation. We and Pfizer will need to obtain a new manufacturing facility to produce commercial quantities of CI-1042. If we do not treat patients in our Phase III clinical trial with product from the new process manufactured at the new facility, the FDA will most likely require a bridging study to show that the CI-1042 produced from the new process is comparable to CI-1042 produced from our existing manufacturing process at our contract manufacturer's existing facility. The FDA may delay regulatory approval, if we:

     -  encounter difficulties in modifying the manufacturing process;

     - fail to treat patients in our Phase III clinical trial with product from the new manufacturing process; or

     - fail to conduct a bridging study prior to FDA review of our Phase III clinical trial.

EVEN IF OUR PRODUCTS ARE APPROVED, THE MARKET MAY NOT ACCEPT OUR PRODUCTS.

Even if our product development efforts are successful and even if the requisite regulatory approvals are obtained, our products may not gain market acceptance among physicians, patients, healthcare payers and the medical community. A number of additional factors may limit the market acceptance of products including the following:

     -  rate of adoption by healthcare practitioners;

     -  types of cancer for which the product is approved;

     -  rate of the products' acceptance by the target population;

     -  timing of market entry relative to competitive products;

                            ONYX PHARMACEUTICALS, INC.


     -  availability of alternative therapies;

     -  price of our product relative to alternative therapies;

     -  availability of third-party reimbursement;

     - extent of marketing efforts by us and third-party distributors or agents retained by us; and

     - side effects or unfavorable publicity concerning our products or similar products.

If any of our products do not achieve market acceptance, we may lose our investment in that product which may cause our stock price to decline.

WE DO NOT HAVE MARKETING OR SALES EXPERIENCE OR CAPABILITIES AND ARE DEPENDENT ON THE EFFORTS OF OTHERS, WHICH COULD LIMIT OUR ABILITY TO COMMERCIALIZE OUR PRODUCTS.

We intend to enter into agreements with third parties to market and sell most of our products if we receive regulatory approval for a product. We may not be able to enter into marketing and sales agreements with others on acceptable terms, if at all. To the extent that we enter into marketing and sales agreements with other companies, our revenues, if any, will depend on the efforts of others. We also have the right under our collaboration agreements to co-promote our products in conjunction with our collaborators. If we are unable to enter into third-party agreements or if we are exercising our rights to co-promote a product, then we will be required to develop marketing and sales capabilities. We may not successfully establish marketing and sales capabilities or have sufficient resources to do so. If we do not develop marketing and sales capabilities, we may not meet our co-promotion obligations under our collaboration agreements, which could result in our losing these co-promotion rights. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations and we will incur additional expenses.

ADVERSE EVENTS IN THE FIELD OF GENE THERAPY MAY NEGATIVELY AFFECT REGULATORY APPROVAL OR PUBLIC PERCEPTION OF OUR PRODUCTS, WHICH COULD DELAY OUR CLINICAL TRIALS.

We depend in part on public acceptance of the use of gene therapies for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain acceptance of the public or the media. As a result of negative public reaction to gene therapy, the FDA may impose greater regulation of gene therapy, stricter clinical trial oversight and stricter commercial product labeling requirements of gene therapies.

The media has widely publicized the recent death of a patient at the University of Pennsylvania undergoing gene therapy. The patient in the University of Pennsylvania trial was receiving therapy by delivery through the hepatic artery of the liver. We are using the same route in our current Phase I/II clinical trial of CI-1042 for treatment of liver metastases of colorectal cancer. As a result of this death, the United States Senate held hearings to determine whether additional legislation is required to protect volunteers and patients who participate in gene therapy clinical trials. The Recombinant DNA Advisory Committee, or RAC, which acts as an advisory body to the National Institutes of Health, has extensively discussed gene therapy clinical trials. This death and any other adverse events in the field of gene therapy that may occur in the future may result in greater governmental regulation of our product candidates and potential regulatory delays relating to the testing or approval of our product candidates.

WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO CONTINUE TO INCUR LOSSES.

As of June 30, 2000, we had an accumulated deficit of approximately $78.3 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs. We have derived no significant revenues from product sales or royalties. We expect to incur significant and increasing operating losses over the next several years as we expand our research and development efforts and preclinical testing and clinical trial activities. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the

                            ONYX PHARMACEUTICALS, INC.


establishment or termination of collaborations, the timing and amount of collaboration payments under the terms of our collaborative agreements, or the initiation, success or failure of clinical trials.

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

WE WILL NEED SUBSTANTIAL ADDITIONAL FUNDS, AND OUR FUTURE ACCESS TO CAPITAL IS UNCERTAIN.

We will require substantial additional funds to conduct the costly and time-consuming research, preclinical testing and clinical trials necessary to develop our technology and proposed products, and to establish or maintain relationships with collaborative parties. Our future capital requirements will depend upon a number of factors, including:

     - continued scientific progress in the research and development of our technology programs;

     -  the size and complexity of these programs;

     -  our ability to establish and maintain collaboration agreements;

     -  progress with preclinical testing and clinical trials;

     -  the time and costs involved in obtaining regulatory approvals;

     - the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

     -  competing technological and market developments; and

     -  product commercialization activities.

We may not be able to raise additional financing on favorable terms, or at all. If we are unable to obtain additional funds, we may delay or terminate clinical trials, curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses that are unfavorable to us.

IF WE LOSE OUR KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER.

The loss of the services of one or more of our key employees could have an adverse impact on our business. We do not maintain key person life insurance on any of our officers, employees or consultants, other than for our chief executive officer. We depend on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, and other research institutions. Because of the scientific nature of our business, we are highly dependent on principal members of our scientific and management staff. To pursue our product development plans, we will need to hire additional management personnel and additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation and manufacturing. We may not be successful in hiring or retaining qualified personnel.

                            ONYX PHARMACEUTICALS, INC.


WE FACE INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE, AND MANY OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER MANAGERIAL RESOURCES THAN WE HAVE.

We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market products that will compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive products are in clinical trials. In particular, among other trials, Schering-Plough Corporation is conducting a Phase II clinical trial in liver metastases of colorectal cancer for a product which targets the abnormality in cells involving the p53 gene. Aventis, Inc./Introgen Therapeutics, Inc. have initiated a Phase III clinical trial in head and neck cancer with their product which targets the abnormality in cells involving the p53 gene. If approved, the products of these and other competitors now in clinical trials will compete directly with CI-1042. Other companies are developing drugs targeting other abnormal functions in cancer cells that may compete with our other product candidate.

Many of our competitors, either alone or together with collaborators, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborators, have significantly greater experience than we do in:

     -  developing products;

     -  undertaking preclinical testing and human clinical trials;

     -  obtaining FDA and other regulatory approvals of products; and

     -  manufacturing and marketing products.

Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing products before we do. If we commence commercial product sales, we will compete against companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience.

We also face, and will continue to face, competition from academic institutions, government agencies and research institutions. Further, we face numerous competitors working on products to treat each of the diseases for which we are seeking to develop therapeutic products. In addition, our product candidates compete with existing therapies that have long histories of safe and effective use. We may also face competition from other drug development technologies and methods of preventing or reducing the incidence of disease and other classes of therapeutic agents.

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

We anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding other cancer therapies continue to accelerate. If our products receive regulatory approval but cannot compete effectively in the marketplace, our business would suffer.

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, WHICH CAN BE COSTLY, TIME CONSUMING AND SUBJECT US TO UNANTICIPATED DELAYS; EVEN IF WE OBTAIN REGULATORY APPROVAL FOR SOME OF OUR PRODUCTS, THOSE PRODUCTS MAY STILL FACE REGULATORY DIFFICULTIES.

All of our potential products are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, the FDA or other regulatory authority may fine us, force the removal of a product from the market or take other measures which could have other adverse consequences to us. Additionally, we may not obtain the labeling claims necessary or desirable for the promotion of our products. The FDA may also require us

                            ONYX PHARMACEUTICALS, INC.


to undertake post-marketing trials. In addition, identification of side effects after any of our products are on the market, or the occurrence of manufacturing problems, could cause subsequent withdrawal of approval, reformulation of our products, additional clinical trials, changes in labeling of our products and additional marketing applications.

We expect to rely on collaborative parties to file investigational new drug applications and generally direct the regulatory approval process for many of our product candidates. These collaborative parties may not obtain necessary approvals from the FDA or other regulatory authorities for any product candidates. If we fail to obtain required governmental approvals, we or our collaborative parties will experience delays in or be precluded from marketing products developed through our research. In addition, the commercial use of our products will be limited. If we have disagreements as to ownership of clinical trial results or regulatory approvals, and the FDA refuses to recognize us as holding the regulatory approvals necessary to commercialize our products, we may experience delays in or be precluded from marketing products developed through our research.

In addition, problems or failures with the products of others, including our competitors, could have an adverse effect on our ability to obtain or maintain regulatory approval for any of our product candidates or products.

OUR CLINICAL TRIALS COULD TAKE LONGER TO COMPLETE THAN WE PROJECT OR MAY NOT BE COMPLETED AT ALL.

Although for planning purposes we project the commencement, continuation and completion of clinical trials, the actual timing of these events may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, and difficulties in identifying and enrolling patients who meet trial eligibility criteria. We may not commence clinical trials involving any of our products or complete them as projected.

We have limited experience in conducting clinical trials. We rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. Failure to commence or complete, or delays in, any of our planned clinical trials would adversely affect our stock price and prevent us from commercializing our products.

IF TESTING OF A PARTICULAR PRODUCT DOES NOT YIELD SUCCESSFUL RESULTS, THEN WE WILL BE UNABLE TO COMMERCIALIZE THAT PRODUCT.

If preclinical or clinical testing of one or more of our products does not yield successful results, the product will fail. To achieve the results we need, we must demonstrate our products' safety and effectiveness in humans through extensive preclinical and clinical testing. Numerous unforeseen events may arise during, or as a result of, the testing process, including the following:

   - safety and effectiveness results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials;

   - the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

   - after reviewing test results, we or our collaborators may abandon projects that we previously believed to be promising;

   - we, our collaborators or regulators, may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks; and

   - potential products may not have the desired effect or may have undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

                            ONYX PHARMACEUTICALS, INC.


Clinical testing is very expensive and can take many years. The failure to adequately demonstrate the safety and effectiveness of a product would delay or prevent regulatory approval of the product.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY OR OPERATE OUR BUSINESS WITHOUT INFRINGING UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

We can protect our technology from unauthorized use by others only to the extent that our technology is covered by valid and enforceable patents or effectively maintained as trade secrets. As a result, we depend in part on our ability to:

     -  obtain patents;

     -  license technology rights from others;

     -  protect trade secrets;

     -  operate without infringing upon the proprietary rights of others; and

     -  prevent others from infringing on our proprietary rights.

The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Our patents or patents that we license from others, may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Competitors may challenge or circumvent our patents or patent applications. Courts may find our patents invalid. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization, which would reduce or eliminate any advantage the patents may give us.

We may not have been the first to make the inventions covered by each of our issued or pending patent applications or we may not have been the first to file patent applications for such inventions. Competitors may have independently developed technologies similar to ours. We may need to license the right to use third-party patents and intellectual property to develop and market our products. We may not acquire such required licenses on acceptable terms, if at all. If we do not obtain such licenses, we may need to:

   -  design around other parties' patents;

   -  face litigation to defend against claims of infringement;

   -  assert claims of infringement;

   -  enforce our patents;

   -  protect our trade secrets or know-how; or

   -  determine the scope and validity of others' proprietary rights.

In addition, we may require interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions relating to our patent applications. These activities, and especially patent litigation, are costly.

Specifically, we are aware of patent applications filed in the United States and abroad that, if they were to issue, would cover CI-1042 and other viruses that selectively replicate. We are also aware of patent applications that claim enzymes for converting drugs to their active forms for treating disease, including cancers, and claim methods of delivering the enzymes using a virus. We may be unable to commercialize our products affected by these patents, if any of these patents are issued and we are unable to:

                            ONYX PHARMACEUTICALS, INC.


   - successfully challenge any claims asserting that our product candidates or products infringe the patent;

   -  design around the patent; or

   -  negotiate a reasonable license under the patent.

WE FACE PRODUCT LIABILITY RISKS AND MAY NOT BE ABLE TO OBTAIN ADEQUATE
INSURANCE.

The use of any of our product candidates in clinical trials, and the sale of any approved products, exposes us to liability claims resulting from the use or sale of our products. We have obtained limited product liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development. However, insurance coverage is becoming increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. We may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in:

   -  decreased demand for a product;

   -  injury to our reputation;

   -  withdrawal of clinical trial volunteers; and

   -  loss of revenues.

Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.

WE DEAL WITH HAZARDOUS MATERIALS AND MUST COMPLY WITH ENVIRONMENTAL LAWS AND REGULATIONS, WHICH CAN BE EXPENSIVE AND RESTRICT HOW WE DO BUSINESS.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we place our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We classify our cash equivalents or short-term investments as fixed rate if the rate of return on an instrument remains fixed over its term. As of June 30, 2000, all of our cash equivalents and short-term investments are classified as fixed rate. There were no significant changes in our market risk exposures during the six months ended June 30, 2000. For further discussion of our market risk exposures, refer to Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 1999.

                            ONYX PHARMACEUTICALS, INC.


PART II:  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 8, 2000. The results of the matters voted upon at the meeting were:

   (a) Each of the nominees to the Board of Directors was elected to serve until our annual meeting of stockholders in 2003. The nominees were:
       Paul Goddard, 12,086,775 common shares for and 283,337 withheld; and Wendell Wierenga, 11,949,283 common shares for and 420,829 withheld.

   (b) The stockholders approved the 1996 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 400,000 shares:
       11,236,351 common shares for, 1,091,078 against, and 42,683 abstaining.

   (c) The stockholders approved the 1996 Non-Employee Directors' Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 75,000 shares:
       11,335,107 common shares for, 992,382 against, and 42,623 abstaining.

   (d) The stockholders approved the Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 75,000 shares:
       12,177,245 common shares for, 155,467 against, and 37,400 abstaining.

   (e) The stockholders approved the Amended and Restated Certificate of Incorporation, to increase the authorized number of shares of Common Stock from 25,000,000 shares to 50,000,000 shares:
       11,677,240 common shares for, 648,139 against, and 44,733 abstaining.

   (f) The stockholders ratified the selection of Ernst & Young LLP as independent auditors of Onyx for the fiscal year ending December 31, 2000: 12,279,180 common shares for, 63,332 against, and 27,600 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibits

          Exhibit 3.3      Certificate of Amendment of Amended and Restated
                           Certificate of Incorporation.
          Exhibit 10.31*   Second Amendment to the Amended and Restated
                           Research, Development and Marketing Collaboration Agreement Between Warner-Lambert and the Company Dated May 2, 1995.
          Exhibit 10.32* Second Amendment to Research, Development and Marketing Collaboration Agreement Between Warner-Lambert and the Company
                           Dated July 31, 1997.
          Exhibit 27.1     Financial Data Schedule.

   * Confidential treatment has been requested for portions of this document.


   b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the period covered by this report.

                            ONYX PHARMACEUTICALS, INC.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ONYX PHARMACEUTICALS, INC.



Date:  August 4, 2000           By: /s/ Hollings C. Renton
                                    -----------------------
                                    Hollings C. Renton
                                    Chairman of the Board,
                                    President and Chief Executive Officer
                                    (Principal Executive and Financial Officer)


Date:  August 4, 2000           By: /s/ Marilyn E. Wortzman
                                    ------------------------
                                     Marilyn E. Wortzman
                                     Controller
                                    (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number        Description of Exhibits
--------------        -----------------------
      3.3             Certificate of Amendment of Amended and Restated
                      Certificate of Incorporation.
     10.31*           Second Amendment to the Amended and Restated Research,
                      Development and Marketing Collaboration Agreement
                      Between Warner-Lambert and the Company Dated May 2,
                      1995.
     10.32*           Second Amendment to Research, Development and
                      Marketing Collaboration Agreement Between
                      Warner-Lambert and the Company
                      Dated July 31, 1997.
     27.1             Financial Data Schedule.


   * Confidential treatment has been requested for portions of this document.