Form 10-Q
period 2000-09-30
ONYX PHARMACEUTICALS INC
filed 2000-11-14
CIK 1012140

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q



( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 17,947,054 as of November 1, 2000.

                           ONYX PHARMACEUTICALS, INC.
                                      INDEX


                                                                                                                PAGE
PART I:  FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                  Condensed Balance Sheets - September 30, 2000 and
                  December 31, 1999                                                                               3

                  Condensed Statements of Operations - Three and Nine Months
                  Ended September 30, 2000 and 1999                                                               4

                  Condensed Statements of Cash Flows - Nine Months ended
                  September 30, 2000 and 1999                                                                     5

                  Notes to Condensed Financial Statements                                                         6

ITEM 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                             8

ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk                                     20


PART II:  OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K                                                               21

SIGNATURES                                                                                                       22

EXHIBIT INDEX                                                                                                    23

                           ONYX PHARMACEUTICALS, INC.


PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                             CONDENSED BALANCE SHEETS
                                         (In thousands, except share data)

                                                                             September 30,        December 31,
                                                                                  2000                1999
                                                                            -----------------    ----------------
                                                                              (Unaudited)           (Note 1)
                                  ASSETS
     Current assets:
         Cash and cash equivalents                                                 $  25,897           $  12,671
         Short-term investments                                                        7,334               1,792
         Receivable from related party                                                 4,820               3,300
         Other current assets                                                            905                 460
                                                                            -----------------    ----------------
              Total current assets                                                    38,956              18,223

     Property and equipment, net                                                       3,214               3,000
     Notes receivable from related parties                                               322                 386
     Other assets                                                                         56                  19
                                                                            -----------------    ----------------
                                                                                   $  42,548           $  21,628
                                                                            =================    ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
         Accounts payable                                                          $   1,570           $   2,149
         Accrued liabilities                                                           1,482               1,194
         Accrued clinical trials and related expenses                                  2,193               1,110
         Accrued compensation                                                            853               1,250
         Deferred revenue                                                              2,597               3,548
         Long-term debt, current portion                                                 733               2,199
                                                                            -----------------    ----------------
              Total current liabilities                                                9,428              11,450

     Long-term debt, noncurrent portion                                                    -                 183
     Long-term deferred revenue                                                          958               2,333


     Stockholders' equity:
     Preferred stock, $0.001 par value; 5,000,000 shares authorized; none
     issued and outstanding                                                                -                   -
     Common stock, $0.001 par value; 50,000,000 shares authorized; 14,486,403 and 11,551,681 shares issued and outstanding as of September 30, 2000
     and December 31, 1999, respectively                                                  14                  12
     Additional paid-in capital                                                      114,367              85,723
     Accumulated deficit                                                            (82,219)            (78,073)
                                                                            -----------------    ----------------
              Total stockholders' equity                                              32,162               7,662
                                                                            -----------------    ----------------
                                                                                   $  42,548           $  21,628
                                                                            =================    ================


                             See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                  Three Months Ended               Nine Months Ended
                                                                     September 30,                   September 30,
                                                             -----------------------------   --------------------------------
                                                                 2000            1999            2000             1999
                                                             -------------   -------------   -------------   ----------------
Revenue:
       Contract and other revenue                               $      66       $     290       $     243        $    1,292
       Contract revenue from related parties                        4,929           1,406          19,599             5,431
                                                             -------------   -------------   -------------   ---------------
Total revenue                                                       4,995           1,696          19,842             6,723

Operating expenses:
       Research and development                                     7,570           5,422          19,940            16,548
       General and administrative                                   1,903           1,240           5,563             4,001
                                                             -------------   -------------   -------------   ---------------
Total operating expenses                                            9,473           6,662          25,503            20,549
                                                             -------------   -------------   -------------   ---------------

Loss from operations                                              (4,478)         (4,966)         (5,661)          (13,826)

Interest income, net                                                  574             168           1,515               671
                                                             -------------   -------------   -------------   ---------------

Net loss                                                        $(3,904)        $(4,798)        $(4,146)         $(13,155)
                                                             =============   =============   =============   ===============


Basic and diluted net loss per share                            $ (0.27)        $ (0.42)        $ (0.30)         $  (1.14)
                                                             =============   =============   =============   ===============

Shares used in computing basic and diluted net loss per
share                                                              14,399          11,525          14,036            11,492
                                                             =============   =============   =============   ===============


                             See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.

                        CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                               -------------------------------
                                                                                    2000             1999
                                                                               --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $(4,146)       $ (13,155)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                        1,117            1,601
  Forgiveness of notes receivable                                                         43               72
  Stock-based compensation and amortization of deferred compensation                   1,353              165
  Changes in assets and liabilities:
      Receivable from related party                                                  (1,520)                -
      Other current assets                                                             (461)             (96)
      Other assets                                                                      (37)               27
      Accounts payable                                                                 (579)            (727)
      Accrued liabilities                                                                288            (305)
      Accrued clinical trials and related expenses                                     1,083          (1,177)
      Accrued compensation                                                             (397)            (178)
      Deferred revenue                                                               (2,326)          (1,233)
      Deferred rent                                                                        -             (28)
                                                                               --------------   --------------

        Net cash used in operating activities                                        (5,582)         (15,034)
                                                                               --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                                (9,069)          (2,045)
  Sales and maturities of short-term investments                                       3,527            9,776
  Capital expenditures                                                               (1,331)          (1,034)
  Notes receivable from related parties                                                   37              150
                                                                               --------------   --------------

        Net cash (used in) provided by investing activities                          (6,836)            6,847
                                                                               --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                         (1,649)          (1,650)
  Net proceeds from issuances of common stock, net of repurchases                     27,293              249
                                                                               --------------   --------------

        Net cash provided by (used in) financing activities                           25,644          (1,401)
                                                                               --------------   --------------
  Net increase (decrease) in cash and cash equivalents                                13,226          (9,588)
  Cash and cash equivalents at beginning of period                                    12,671           21,368
                                                                               ==============   ==============
        Cash and cash equivalents at end of period                                  $ 25,897       $   11,780
                                                                               ==============   ==============

                             See accompanying notes.

                           ONYX PHARMACEUTICALS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or for any other future operating periods.

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

NOTE 2.  NET LOSS PER SHARE

Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Common Stock equivalents have been excluded since their effect is antidilutive.

NOTE 3.  COMPREHENSIVE LOSS

As of January 1, 1998, the Company adopted FASB Statement No. 130, or SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss). During the three and nine month periods ended September 30, 2000 and September 30, 1999, total comprehensive loss equaled net loss.

NOTE 4.  RECENTLY ISSUED ACCOUNTING STANDARDS

In July 1999, the FASB announced the delay of the effective date of Statement of Financial Reporting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS 133. Also, in June 2000, the FASB issued Statement of Financial Reporting Standards No. 138, an amendment to SFAS 133. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Change in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if so, the type of hedge transaction. We must adopt SFAS 133, as amended, on January 1, 2001. Management does not currently expect that adoption of SFAS 133, as amended, will have a material impact on our financial position or results of operations.

On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," or FIN 44, which provides guidance on several implementation issues related to Accounting

                           ONYX PHARMACEUTICALS, INC.


Principles Board Opinion No. 25. The adoption of FIN 44 on July 1, 2000 did not have a material effect on the financial position or results of operations of the Company.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. We are currently evaluating the impact of SAB 101 and the related "Frequently Asked Questions Document" issued on October 13, 2000 on our revenue recognition policy related to our collaborative research and development agreements. Required adjustments, if any, to the reporting of revenues would be recognized as a cumulative effect of a change in accounting principle in the fourth quarter of 2000.

NOTE 5.  SUBSEQUENT EVENT

On October 12, 2000, the Company sold 3.0 million shares of common stock at a price of $15.00 per share in a public offering. On October 20, 2000, the underwriters exercised an option to purchase an additional 450,000 shares of common stock at a price of $15.00 per share to cover over allotments. The Company received an aggregate of $48.6 million of net proceeds from this public offering.

                           ONYX PHARMACEUTICALS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. WHEN USED HEREIN, THE WORDS "MAY," "WILL," "EXPECTS," "ANTICIPATES," "ESTIMATES," "INTENDS," "PLANS," "PREDICTS," "POTENTIAL," "BELIEVE," "SHOULD," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "BUSINESS RISKS."

OVERVIEW

We are engaged in the discovery and development of novel cancer therapies. Based on our proprietary virus technology, we are developing our lead product, CI-1042 (formerly ONYX-015). We have completed two Phase II clinical trials evaluating CI-1042 as a treatment for head and neck cancer. Based on the results from these trials and in collaboration with Warner-Lambert Company, a wholly-owned subsidiary of Pfizer, Inc., we recently initiated a 300-patient, multi-center Phase III clinical trial of CI-1042 for head and neck cancer. We are also evaluating CI-1042 in clinical trials for a number of additional cancer indications. Further, in collaboration with Bayer Corporation, we have initiated a Phase I clinical trial for a small molecule anticancer compound.

We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, primarily due to expenses associated with the expansion of our self-funded virus research and development programs. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 2000, our accumulated deficit was approximately $82.2 million.

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


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

REVENUES

Our revenues increased 195 percent to $5.0 million for the three months ended September 30, 2000 and 195 percent to $19.8 million for the nine months ended September 30, 2000 as compared to the same periods in 1999. Revenues were $1.7 million for the three months ended September 30, 1999 and $6.7 million for the nine months ended September 30, 1999. Revenues for the three and nine months ended September 30, 2000 and the same periods in 1999 were primarily attributable to amounts earned for research performed under our collaborations with Warner-Lambert. The increase in revenues for the three and nine months ended September 30, 2000 as compared to the same periods in 1999 is due primarily to revenue recognized from our agreement with Warner-Lambert to develop and commercialize CI-1042 as well as two additional product candidates. We did not have this agreement during the first nine months of 1999. Total revenue for the nine months ended September 30, 2000 also included earning $3.7 million for the achievement of a milestone related to this agreement.

                           ONYX PHARMACEUTICALS, INC.


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased 40 percent to $7.6 million for the three months ended September 30, 2000 and 20 percent to $19.9 million for the nine months ended September 30, 2000 as compared with $5.4 million and $16.5 million for the same periods in 1999. The increase in expenses for the three and nine months ended September 30, 2000 as compared to the same periods in 1999 was primarily due to increased clinical trial expenses. In collaboration with Bayer, we have initiated a Phase I clinical trial in Germany of a ras pathway inhibitor. We are currently co-funding 50 percent of clinical development costs. Also contributing to the increase in research and development expenses for the nine months ended September 30, 2000 were increased contract manufacturing expenses as we scale-up production to provide CI-1042 for our Phase III clinical trials that commenced in June 2000. We expect to continue to expand the scope of our self-funded virus research and development programs in future periods, which may result in substantial increases in research and development expenses. Collaborators may not fund these research and development expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased 53 percent to $1.9 million for the three months ended September 30, 2000 and 39 percent to $5.6 million for the nine months ended September 30, 2000 as compared with $1.2 million and $4.0 million for the same periods in 1999. The increase in expenses for the three and nine months ended September 30, 2000 as compared to the same periods in 1999 was primarily due to increased employee-related expenses for the hiring of additional staff. General and administrative expenses may continue to increase at comparable levels in future periods to support our research and development efforts.

NET INTEREST INCOME

We had net interest income of $0.6 million for the three months ended September 30, 2000 and $1.5 million for the nine months ended September 30, 2000 as compared with $0.2 million and $0.7 million for the same periods in 1999. The increase in net interest income was principally due to increased cash and investment balances from the $18.0 million private placement financing of common stock in January 2000 and the $5.0 million common stock issuance to Warner-Lambert in February 2000, resulting in more interest income for the three and nine-month periods ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities and revenues from collaborative research and development agreements to fund our operations.

At September 30, 2000, we had cash and investments of $33.2 million compared with $14.5 million at December 31, 1999. The increase in cash and investments of $18.8 million at September 30, 2000, compared with December 31, 1999, is due to the private placement of common stock completed in January 2000, which raised $18.0 million and the sale of our common stock to Warner-Lambert in February 2000, which raised $5.0 million. In addition, $4.4 million of cash was received from the exercise of stock options. These increases were partially offset by cash used in operations of $5.6 million and repayment of debt of $1.6 million.

In addition, we raised $48.6 million in net proceeds from our public offering of
3.45 million shares of our common stock in October 2000 (see footnote 5).

                           ONYX PHARMACEUTICALS, INC.


Total capital expenditures for equipment and leasehold improvements for the nine-month period ended September 30, 2000, were $1.3 million. We currently expect to make expenditures for capital equipment of approximately $0.7 million for the remainder of 2000.

We also have the right to cause Warner-Lambert to purchase an additional $5.0 million of our common stock during calendar year 2001. If we exercise this right, we would sell common stock to Warner-Lambert at the trailing average closing price per share of our common stock over the twenty-day period commencing two days prior to exercise.

We believe that our existing capital resources and interest thereon including approximately $48.6 million of net proceeds from our public offering in October 2000 and anticipated revenues from existing collaborations will be sufficient to fund our current and planned operations through at least September 2002. We cannot assure you, however, that changes in our research and development plans, revenues from collaborators or other changes affecting our operating expenses will not result in the expenditure of these resources before September 2002, and in any event, we will need to raise substantial additional capital to fund our operations in future periods. We intend to seek additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other financing sources that may be available. However, we cannot assure you that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

BUSINESS RISKS

IF WE ARE NOT ABLE TO DEMONSTRATE THE EFFECTIVENESS OF CI-1042 IN OUR CLINICAL TRIALS OR IF OUR CLINICAL TRIALS ARE DELAYED, WE MAY BE UNABLE TO COMMERCIALIZE CI-1042.

We have completed Phase II clinical trials designed to obtain safety and effectiveness trend information for CI-1042 for the treatment of head and neck cancer, both as a single agent and in combination with chemotherapy. Based on data from these Phase II clinical trials, we, together with Warner-Lambert, have recently initiated a Phase III clinical trial designed to obtain effectiveness information for CI-1042 for the treatment of head and neck cancer that has progressed following initial treatment with surgery and/or radiation, or recurrent disease. Historically, many companies have failed to demonstrate the effectiveness of pharmaceutical products in Phase III clinical trials notwithstanding favorable results in Phase II clinical trials. We may fail to demonstrate desired effectiveness levels in our Phase III clinical trial of CI-1042. In addition, we may observe previously unforeseen side effects. We may fail to extend the findings of previous clinical trials in our Phase III clinical trial of CI-1042, including similar tumor response rates, duration of tumor response or safety.

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

                           ONYX PHARMACEUTICALS, INC.


WE MAY FAIL TO DEMONSTRATE THAT CI-1042 IS EFFECTIVE FOR THE TREATMENT OF OTHER TYPES OF CANCER EVEN IF CI-1042 IS PROVEN EFFECTIVE FOR THE TREATMENT OF HEAD AND NECK CANCER.

We are initially developing CI-1042 for treatment of head and neck cancer, using intratumoral injection. Even if we are successful in developing CI-1042 for this type of cancer, we may not demonstrate that CI-1042 is effective in the treatment of a broader array of cancer types. We are currently conducting a Phase I/II clinical trial for treatment of liver metastases of colorectal cancer with CI-1042 administered through an artery leading to the liver, or intrahepatic artery infusion. In addition, we are in the process of completing Phase I/II clinical trials for CI-1042 for treatment of pancreatic cancer. The Phase I/II clinical trial in liver metastases of colorectal cancer is based on a small number of patients and we may not reproduce the results from these clinical trials in future clinical trials with additional patients. In addition, we may not succeed in our efforts to deliver CI-1042 to tumors through routes other than intratumoral injection and intrahepatic artery infusion. If we are not successful in developing additional routes of administration for CI-1042, or establishing its effectiveness in a broad range of cancer types, CI-1042 may not have a broad commercial use.

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

Our strategy for developing, manufacturing and commercializing our products and obtaining regulatory approval depends in large part upon maintaining and entering into collaborative agreements with pharmaceutical companies or other collaborators. We have entered into a number of collaborative agreements with different parties, including research, development and marketing agreements with Warner-Lambert and Bayer. If we fail to maintain these collaborative relationships or to establish new collaborative relationships, we would need to undertake these research, development and marketing activities at our own expense, which would significantly increase our capital requirements and limit the programs we are able to pursue. Further, we would incur significant delays with the development, manufacture or sale of our products.

We are subject to a number of risks associated with our dependence upon collaborative relationships, including:

         - the amount and timing of expenditure of resources can vary for reasons outside our control;

                           ONYX PHARMACEUTICALS, INC.


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

CHIRON MAY HAVE PREFERENTIAL RIGHTS TO ESTABLISH COLLABORATIONS WITH US, WHICH MAY COMPLICATE OUR FUTURE COLLABORATIVE ARRANGEMENTS.

We were established in April 1992 by means of a transfer from Chiron Corporation to us of the drug discovery program conducted at Chiron by Dr. Frank McCormick, our scientific founder, and his research team. Under the agreement executed at that time, we granted Chiron preferential rights to receive product licenses in the fields of diagnostics and vaccines, and also established a mechanism for our making proposals to Chiron for future collaborations. Chiron has advised us that it believes this mechanism requires us to offer gene therapy programs to Chiron before licensing any of these programs to a third party. We and Chiron have different interpretations of this agreement as it relates to the scope of Chiron's rights. We executed our agreement with Warner-Lambert for the development of CI-1042 and two other virus products pursuant to a waiver letter from Chiron. If Chiron does not grant us further waivers and asserts rights under the April 1992 agreement, or if disputes arise, we may encounter difficulties or delays in entering into future collaborations for other product candidates.

PFIZER HAS ACQUIRED WARNER-LAMBERT, WHICH COULD RESULT IN THE MODIFICATION, DISRUPTION OR TERMINATION OF OUR COLLABORATIVE RELATIONSHIP WITH WARNER-LAMBERT.

In June 2000, Pfizer acquired Warner-Lambert. As the parent of Warner-Lambert, Pfizer may not be interested in continuing the multiple research and development and marketing collaboration agreements we have with Warner-Lambert, including the collaboration agreement related to CI-1042, in part because these collaborations may address smaller markets than Pfizer generally seeks to address. Pfizer may have no interest in commercializing CI-1042 for tumor types where CI-1042 is administered by intratumoral injections or intrahepatic artery infusions. In addition, Pfizer may have no interest in the development of therapeutic viruses. As the parent of Warner-Lambert, Pfizer could cause Warner-Lambert to modify, disrupt or terminate the collaborative agreements we originally entered into with Warner-Lambert, subject to the terms of these agreements. Under the agreement relating to CI-1042, Warner-Lambert has the right to terminate the agreement for any reason with 90 days notice, in which case Warner-Lambert is required to return all rights to CI-1042 to us royalty-free.

                           ONYX PHARMACEUTICALS, INC.


If Warner-Lambert terminates our agreement relating to CI-1042, we would lose a significant portion of the $40 million of funding for the development of CI-1042, including the cost of clinical trials, which Warner-Lambert had agreed to provide under the agreement. In addition, we would not have access to Warner-Lambert's sales and marketing capabilities and expertise to commercialize CI-1042 as provided in the agreement. We currently intend to rely on the sales and marketing services provided to us under the agreement. Further, if Warner-Lambert terminates our agreement relating to CI-1042 and does not agree to manufacture CI-1042 for commercial use, we would have to establish an alternative manufacturing source for CI-1042. If we need to establish an alternative manufacturing source for CI-1042, we will experience a delay in completing our Phase III trials and submitting applications for regulatory approval.

WE DO NOT HAVE MANUFACTURING EXPERTISE OR CAPABILITIES AND ARE DEPENDENT ON THIRD PARTIES TO FULFILL OUR MANUFACTURING NEEDS, WHICH COULD RESULT IN THE DELAY OF CLINICAL TRIALS OR REGULATORY APPROVAL.

We lack the resources, experience and capabilities to manufacture our products on our own. We would require substantial funds to establish these capabilities. Consequently, we are dependent on third parties, including collaborative parties and contract manufacturers, to manufacture our products and product candidates. These parties may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance and shortage of qualified personnel. These third parties may not perform as agreed or may not continue to manufacture our products for the time required by us to successfully market our products. These third parties may fail to deliver the required quantities of our products or product candidates on a timely basis and at commercially reasonable prices. Failure by these third parties could delay our clinical trials and our applications for regulatory approval. If these third parties do not adequately perform, we may be forced to incur additional expenses to pay for the manufacture of our products or to develop our own manufacturing capabilities.

WE CURRENTLY RELY ON A SOLE SOURCE OR LIMITED NUMBER OF SOURCES FOR THE MANUFACTURING OF CI-1042, AND IF THESE SOURCES ARE UNABLE OR UNWILLING TO DELIVER THE REQUIRED QUANTITIES, WE MAY NOT BE ABLE TO FIND REPLACEMENT MANUFACTURERS, WHICH COULD RESULT IN A DELAY IN CLINICAL TRIALS OR IN REGULATORY APPROVAL.

We currently rely on a sole source contract manufacturer for the supply of CI-1042 for Phase III clinical trials. This contract manufacturer has produced multiple batches of material for our Phase III clinical trials. However, we and Warner-Lambert have held up final release of some of this material until the manufacturer completes documentation that complies with Warner-Lambert's and our manufacturing standards. We will limit the number of clinical sites that are enrolling patients for the Phase III clinical trial until product release is occurring on a routine basis. If our contract manufacturer is unable or unwilling to deliver the required quantities of CI-1042 on a regular basis or terminates our relationship, we will need to find a replacement manufacturer and we may not find a replacement manufacturer within a reasonable amount of time or at commercially reasonable rates. This could delay our clinical trials and our applications for regulatory approval. If this third party fails to supply us with sufficient materials, we may be forced to incur additional expenses to pay for the manufacture of materials, if we can find a replacement manufacturer, or to develop our own manufacturing capabilities.

WE OR WARNER-LAMBERT MAY NOT BE ABLE TO PRODUCE COMMERCIAL QUANTITIES OF CI-1042, WHICH COULD DELAY REGULATORY APPROVAL.

To obtain regulatory approval for CI-1042, we will need to treat patients in our Phase III clinical trial using CI-1042 produced from the same manufacturing process and in the same manufacturing facility that we intend to use following FDA approval. In conjunction with Warner-Lambert or alone, we will need to modify the manufacturing process to produce large quantities of CI-1042 and to lower the cost by improving the efficiency of the process. To modify the manufacturing process and to meet our quality standards for CI-1042, in conjunction with Warner-Lambert or alone, we will need to spend a significant amount of time and capital and complete a substantial amount of experimentation. In conjunction with Warner-Lambert or alone, we will need to expand or modify an existing manufacturing facility to

                           ONYX PHARMACEUTICALS, INC.


produce commercial quantities of CI-1042. Warner-Lambert is reviewing the manufacturing process for CI-1042 and the related facility requirements but has not yet commenced facility expansion or modification or put in place a specific plan to do so. If we do not treat patients in our Phase III clinical trial with product from the new process manufactured at the new facility, the FDA will most likely require a bridging study to show that the CI-1042 produced from the new process is comparable to CI-1042 produced from our existing manufacturing process at our contract manufacturer's existing facility. Filing of our applications for regulatory approval may be delayed if we:

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

                           ONYX PHARMACEUTICALS, INC.


marketing and sales capabilities, we may not meet our co-promotion obligations under our collaboration agreements, which could result in our losing these co-promotion rights. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations and we will incur additional expenses.

ADVERSE EVENTS IN THE FIELD OF VIRAL GENE THERAPY MAY NEGATIVELY AFFECT REGULATORY APPROVAL OR PUBLIC PERCEPTION OF OUR PRODUCTS, WHICH COULD DELAY OUR CLINICAL TRIALS.

We depend in part on public acceptance of the use of viruses as therapeutics or as delivery vehicles for gene therapy for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that these therapies are unsafe, and these therapies may not gain acceptance by the public or the media. As a result of negative public reaction to these therapies, the FDA may impose greater regulation, stricter clinical trial oversight and stricter commercial product labeling requirements.

The media has widely publicized the recent death of a patient at the University of Pennsylvania undergoing viral gene therapy. As a result of this death, the United States Senate held hearings to determine whether additional legislation is required to protect volunteers and patients who participate in gene therapy clinical trials. The Recombinant DNA Advisory Committee, or RAC, which acts as an advisory body to the National Institutes of Health, has extensively discussed gene therapy clinical trials. This death and any other adverse events in the field of gene therapy that may occur in the future may result in greater governmental regulation of our product candidates and potential regulatory delays relating to the testing or approval of our product candidates.

WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO CONTINUE TO INCUR LOSSES.

As of September 30, 2000, we had an accumulated deficit of approximately $82.2 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs. We have derived no significant revenues from product sales or royalties. We expect to incur significant and increasing operating losses over the next several years as we expand our research and development efforts and preclinical testing and clinical trial activities. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the establishment or termination of collaborations, the timing and amount of collaboration payments under the terms of our collaborative agreements, or the initiation, success or failure of clinical trials.

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

                           ONYX PHARMACEUTICALS, INC.


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

WE FACE INTENSE COMPETITION AND RAPID TECHNOLOGICAL CHANGE, AND MANY OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER MANAGERIAL RESOURCES THAN WE HAVE.

We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market products that will compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive products are in clinical trials. In particular, among other trials, Schering-Plough Corporation is conducting a Phase II clinical trial in liver metastases of colorectal cancer for a product which targets the abnormality in cells involving the p53 gene. Aventis, Inc./Introgen Therapeutics, Inc. have initiated a Phase III clinical trial in head and neck cancer with their product which targets the abnormality in cells involving the p53 gene. If approved, the products of these and other competitors now in clinical trials will compete directly with CI-1042. Other companies are developing drugs targeting other abnormal functions in cancer cells that may compete with our other product candidates.

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

                           ONYX PHARMACEUTICALS, INC.


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

Our product candidates under development are subject to extensive and rigorous domestic and foreign regulation. We have not received regulatory approval in the United States or any foreign market for any of our product candidates.

We expect to rely on collaborative parties to file investigational new drug applications and generally direct the regulatory approval process for many of our product candidates. These collaborative parties may not obtain necessary approvals from the FDA or other regulatory authorities for any product candidates. If we fail to obtain required governmental approvals, we or our collaborative parties will experience delays in or be precluded from marketing products developed through our research. In addition, the commercial use of our products will be limited. If we have disagreements as to ownership of clinical trial results or regulatory approvals, and the FDA refuses to recognize us as holding, or having access to, the regulatory approvals necessary to commercialize our products, we may experience delays in or be precluded from marketing products developed through our research.

The regulatory review and approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Additional or more rigorous governmental regulations may be promulgated that could delay regulatory approval of our or a collaborator's product candidates. Delays in obtaining regulatory approvals may:

         - adversely affect the successful commercialization of any products that we or our collaborators develop;

         -        impose costly procedures on us or our collaborators;

         - diminish any competitive advantages that we or our collaborators may attain; and

                           ONYX PHARMACEUTICALS, INC.


         -        adversely affect our receipt of revenues or royalties.

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

                           ONYX PHARMACEUTICALS, INC.


         -        obtain patents;

         -        license technology rights from others;

         -        protect trade secrets;

         - operate without infringing upon the proprietary rights of others; and

         -        prevent others from infringing on our proprietary rights.

The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Our patents, or patents that we license from others, may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Competitors may challenge or circumvent our patents or patent applications. Courts may find our patents invalid. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization, which would reduce or eliminate any advantage the patents may give us.

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

                           ONYX PHARMACEUTICALS, INC.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we place our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We classify our cash equivalents or short-term investments as fixed rate if the rate of return on an instrument remains fixed over its term. As of September 30, 2000, all of our cash equivalents and short-term investments are classified as fixed rate. There were no significant changes in our market risk exposures during the nine months ended September 30, 2000. For further discussion of our market risk exposures, refer to Part II,
Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 1999.

                           ONYX PHARMACEUTICALS, INC.


PART II:  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits

                  Exhibit 10.33 Employment Offer Letter between Leonard E. Post, Ph.D. and the Company dated July 28, 2000.

                  Exhibit 27.1      Financial Data Schedule.

         b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the period covered by this report.

                           ONYX PHARMACEUTICALS, INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ONYX PHARMACEUTICALS, INC.



Date:  November 13, 2000             By: /s/ HOLLINGS C. RENTON
                                         ----------------------
                                     Hollings C. Renton
                                     Chairman of the Board,
                                     President and Chief Executive Officer
                                     (Principal Executive and Financial Officer)




Date:  November 13, 2000             By: /S/ MARILYN E. WORTZMAN
                                         -----------------------
                                     Marilyn E. Wortzman
                                     Controller
                                     (Principal Accounting Officer)

EXHIBIT INDEX


EXHIBIT NUMBER         DESCRIPTION OF EXHIBITS
--------------         -----------------------
     10.33             Employment Offer Letter between Leonard E. Post, Ph.D.
                       and the Company dated July 28, 2000.

     27.1              Financial Data Schedule.