Form 10-K
period 2000-12-31
ONYX PHARMACEUTICALS INC
filed 2001-04-02
CIK 1012140

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2000.
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-28298

ONYX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	94-3154463 (I.R.S. Employer Identification No.)

3031 Research Drive
Richmond, California 94806
(510) 222-9700

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.001 par value	Nasdaq National Market

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the last trade price of the common stock reported on the Nasdaq National Market on March 28, 2001 was approximately $122,182,000.

    The number of shares of common stock outstanding as of March 28, 2001 was 18,428,102.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Onyx's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2001 Annual Meeting are incorporated herein by reference into Part III of this report.

    Certain Exhibits filed with Onyx's Registration Statement on Form SB-2 (Registration No. 333-3176-LA), as amended, Onyx's Annual Report on Form 10-K for the years ended December 31, 1997 and December 31, 1999, Onyx's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1996, March 31, 1997, September 30, 1997, March 31, 1999, September 30, 1999, June 30, 2000 and September 30, 2000, Onyx's Current Report on Form 8-K filed on January 26, 1998, Onyx's Current Report on Form 8-K filed on March 1, 2000, and Onyx's Current Report on Form 8-K filed on February 23, 2001, are incorporated by reference into Part IV of this Report.

PART I.

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, or achievements to differ significantly and materially from that expressed or implied by such forward-looking statements. These factors include, among others, those listed under "Additional Business Risks" and elsewhere in this Annual Report.

    In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms or other comparable terminology.

    Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results, unless required by law.

Item 1.  Business

Overview

    We are developing innovative products for the treatment of cancer. Based on our proprietary virus technology, we are developing our lead product, CI-1042, formerly known as ONYX-015. CI-1042 is a human virus genetically engineered to selectively replicate in and kill cancer cells based on the mutation or loss of function of a specific tumor suppressor gene, the p53 gene. We believe that the mutation or loss of function of the p53 gene is present in the majority of human cancers.

    We have completed two Phase II clinical trials of CI-1042 for the treatment of head and neck cancer. Based on the data from these trials, we have initiated a 300-patient, multi-center Phase III clinical trial of CI-1042 administered by direct injection into tumors, or intratumoral injection, in patients with head and neck cancer. This Phase III clinical trial is being conducted in conjunction with Warner-Lambert Company, a wholly-owned subsidiary of Pfizer, Inc., our collaborator for the development and commercialization of CI-1042.

    We have conducted a Phase I/II clinical trial evaluating CI-1042 administered through an artery leading to the liver, or intrahepatic artery infusion, in patients with colon cancer that has spread to the liver, or liver metastases of colorectal cancer. We are conducting a separate Phase I/II clinical trial evaluating CI-1042 in patients with pancreatic cancer. In addition, a Phase I clinical trial has been completed evaluating CI-1042 in patients who have advanced cancers with tumors in the lung. Based on the results from these trials, we have initiated a Phase II clinical trial evaluating CI-1042 intravenously in patients with liver metastases of colorectal cancer. In addition, we have initiated a Phase II clinical trial in patients with non-small cell lung cancer.

    In October 1999, we entered into a collaboration with Warner-Lambert to develop and commercialize CI-1042 as well as two additional product candidates. These product candidates are human viruses that incorporate anticancer genes, or armed viruses. Pfizer subsequently acquired Warner-Lambert. Under the terms of this collaboration, we have the right to co-promote CI-1042 and the two additional product candidates in the United States and Canada and to share equally in the profits or losses. Moreover, under the terms of the collaboration, Warner-Lambert is responsible for commercializing the products in the rest of the world and is obligated to pay us royalties based on net sales in these markets. Additionally, Warner-Lambert is obligated to fund up to $40 million of development costs related to CI-1042 and to fully fund preclinical development of the two armed viruses.

    In addition to CI-1042, we are conducting a number of research and development programs based on our virus technology as well as our small molecule drug discovery efforts. Together with Bayer, we initiated a Phase I clinical trial of a compound that blocks inappropriate growth signals in tumor cells by inhibiting the raf kinase enzyme. We intend to initiate with Bayer a Phase I/II clinical trial in patients with acute myelogenous leukemia in Canada in the first half of 2001 and Phase II clinical trials in various solid tumor types in the second half of 2001.

    Further, we are developing human viruses that selectively replicate in and kill cancer cells based on mutations or loss of function of the retinoblastoma, or RB, tumor suppressor gene. We have shown that these RB-selective therapeutic viruses produce significant tumor shrinkage in animal models. Pending the final results of these ongoing preclinical studies, we intend to file an investigational new drug application, or IND, for a product candidate from our RB gene program in mid-2002. In our armed virus program, we are currently developing two classes of armed viruses: (A) viruses armed with prodrug converting enzymes and (B) viruses armed with genes that activate an immune response to tumors, or cytokines. We are currently developing two armed virus candidates, one from each class, under our collaborative agreement with Warner-Lambert.

Our Product Candidates

    We are developing the product candidates listed below:

Product/Program	Technology	Indication	Status
CI-1042	p53-Selective Replicating Virus	Recurrent Head and Neck Cancer	Phase III
		Refractory Head and Neck Cancer	Phase II/III
		Liver Metastases of Colorectal Cancer	Phase II
		Pancreatic Cancer	Phase I/II
		Advanced Cancers with Tumors in the Lung	Phase I/II
		Oral Leukoplakia	Phase I/II
		Glioblastoma	Phase I
Raf Kinase Inhibitor	Small Molecule Inhibitor of the ras Pathway	Colorectal, Prostate, Lung, and Pancreatic Cancer, Acute Myelogenous Leukemia	Phase I
RB-Selective Therapeutic Virus	RB-Selective Replicating Virus	Multiple Tumor Types	Preclinical
Armed Therapeutic Viruses	p53- and RB-Selective Replicating Viruses Armed with Anticancer Genes	Multiple Tumor Types	Research
Cell Cycle Program	Small Molecule	Multiple Tumor Types	Research
Inflammation Program	Small Molecule	Acute and Chronic Inflammatory Disease	Research

CI-1042

    Our lead product, CI-1042, is a human virus that is genetically engineered so that it does not make E1B 55k, a viral protein that binds to a specific tumor suppressor protein, or p53, and blocks its function. As a result, CI-1042 cannot inactivate p53 or its function and, therefore, cannot effectively replicate in normal cells. However, in most cancer cells, p53 has already lost its function through mutation of the p53 gene or other mutations in the p53 pathway. When CI-1042 infects these cancer cells, the virus growth cycle proceeds and the cancer cells are killed. New viruses are then released and infect neighboring cancer cells, killing those cells and perpetuating the selective cancer killing cycle. This process continues, amplifying the therapeutic effect.

    We are currently conducting Phase II and Phase III clinical trials using CI-1042 to treat several cancer types. The American Cancer Society projects that the numbers of new cases and deaths from these types of cancers in the United States for the year 2000 are as follows:

Cancer Type	New Cases	Deaths
Head and neck*	40,300	11,700
Colon and rectum	130,200	56,300
Pancreas	28,300	28,200
Lung	169,000	158,000

*
Includes cancers of the larynx, tongue, mouth, oral cavity and pharynx.

Head and Neck Clinical Programs

    We have completed two Phase II clinical trials with CI-1042 in head and neck cancer patients. In the first trial, patients with head and neck cancer that is resistant to all therapies, or refractory disease, received intratumoral injections of CI-1042 daily over five consecutive days. In this trial, five of 21 evaluable patients experienced tumor regressions of 50% or more. In two of these cases, the patient experienced a 100% reduction in the size of the injected tumor. In this trial, patients generally tolerated treatment with CI-1042 well. Sixty percent of the patients experienced minor flu-like symptoms.

    In the most recent Phase II clinical trial, patients with head and neck cancer that has progressed following initial treatment with surgery and/or radiation, or recurrent disease, received CI-1042 administered in combination with Cisplatin and 5-Fluorouracil. These two chemotherapeutic drugs are the current standard of care for patients with recurrent head and neck tumors. In this trial, the dosing regimen provided for:

  •
  daily direct intratumoral injections of CI-1042 on each of days one through five;

  •
  intravenous dosing of Cisplatin on day one; and

  •
  intravenous dosing of 5-Fluorouracil on each of days one through five.

    In this trial, 19 of the 30 evaluable patients, or 63%, experienced regression of 50% or more in their injected tumors. Eight of the patients, or 27%, experienced a 100% regression in the size of their injected tumors. We believe these rates compare favorably to past trials involving treatment by chemotherapy alone in which approximately 35% of the patients experienced tumor regressions of greater than 50%, and less than 10% experienced a complete tumor regression. In this trial, the patients generally tolerated the treatment well. Some patients, however, experienced chemotherapy-related gastrointestinal symptoms and injection site pain.

    In a separate analysis of this same trial, we compared the efficacy of CI-1042 plus chemotherapy in the injected tumor to the efficacy of chemotherapy alone in distant uninjected tumors. Eleven patients had more than one tumor, and the investigators injected CI-1042 only in the largest tumor that caused the most severe symptoms. Nine of the 11 tumors injected with CI-1042 responded, while only three of the uninjected tumors in the 11 patients responded. We believe that this trial, which considers the patients as their own control, demonstrates the superiority of CI-1042 plus chemotherapy over chemotherapy alone.

    Together with Warner-Lambert, we initiated a pivotal Phase III clinical trial for the treatment of recurrent head and neck disease. The trial compares intratumoral injection of CI-1042 plus standard chemotherapy, 5-Fluorouracil and Cisplatin, versus standard chemotherapy alone. We are conducting the trial at numerous centers in the United States and Europe and will include approximately 300 patients, half in each arm of the study. Currently we have enrolled patients in ten centers, but because of the limited availability of clinical materials, we have only supplied two sites with CI-1042. The primary objectives, or endpoints, of the trial are to establish improvements in (A) lasting reductions in the size of the treated tumor, also known as durable tumor response, and (B) patient survival without further growth of the treated tumor, also known as progression free survival. Secondary endpoints are to demonstrate higher quality of life and overall survival of patients.

    We are also planning to initiate an open-label Phase II/III clinical trial that will evaluate CI-1042 in patients with refractory head and neck cancer. We expect this trial will include 50 to 100 patients who will receive CI-1042 in combination with chemotherapy with durable tumor response as the primary endpoint. We intend to use this second head and neck clinical trial to support the results of our pivotal Phase III clinical trial, which we are using to obtain regulatory approval from the Food and Drug Administration, or FDA.

Other Clinical Programs

    We have completed a Phase I/II clinical trial evaluating CI-1042 administered through intrahepatic artery infusion in patients with liver metastases of colorectal cancer and pancreatic cancer. In addition, we have completed a Phase I clinical trial evaluating CI-1042 in patients who have advanced cancers with tumors in the lung. The results from these trials described below are at an early stage of development and we may not observe sufficient anticancer activity or clinical benefit in later trials. In addition, we have recently initiated a Phase II clinical trial evaluating CI-1042 administered intravenously in patients with liver metastases of colorectal cancer and a separate Phase II clinical trial evaluating CI-1042 administered intravenously in patients with non-small cell lung cancer.

Liver Metastases of Colorectal Cancer.  Colorectal cancer is the third leading cause of cancer death in the United States. Aside from the standard therapies for treatment of colorectal cancer, currently there is no standard treatment specifically for liver metastases of colorectal cancer, other than surgery. Approximately 5% of patients with liver metastases of colorectal cancer have disease that may be surgically treated.

    We have completed a Phase I/II clinical trial in which CI-1042 is administered through intrahepatic artery infusion, in patients with liver metastases of colorectal cancer. Intrahepatic artery infusion permits simultaneous delivery of CI-1042 to multiple tumor sites within the liver. In this trial, patients received initial cycles of treatment with CI-1042 alone and then received a combination of CI-1042 plus 5-Flourouracil and Leucovorin, the standard chemotherapeutic regimen for colorectal cancer treatment, for subsequent treatment cycles. A total of 33 patients were treated and evaluated. Six patients were treated in the dose escalation phase and 27 patients received the high doses. All patients tolerated the regimen. We are in the process of data analysis from this trial. Preliminary data suggest that for patients receiving the highest dose, survival was prolonged compared with patients receiving lower doses. Patients who received low doses survived a maximum of 250 days. However, patients receiving higher doses had a median survival rate of greater than 250 days with 10 of 27 patients surviving more than one year. We plan to present the final analysis of this trial at future scientific meetings.

Pancreatic Cancer.  Pancreatic cancer is the fifth leading cause of cancer death in the United States. The median survival rate for patients with pancreatic cancer is 4-6 months and the 5-year survival rate is 3%.

    We have reported interim results of an ongoing Phase I/II clinical trial in which we treated patients with pancreatic cancer with CI-1042 by intratumoral injections guided by ultrasound. This technique allows for multiple injections per treatment by guiding a needle with ultrasound down the esophagus and injecting the tumor. Patients who tolerated the initial cycles of treatment with CI-1042 alone then received Gemcitabine, a chemotherapeutic agent that is the standard treatment for pancreatic cancer, in combination with CI-1042 in four subsequent treatment cycles and, thereafter, received Gemcitabine alone. Two additional groups of patients remain to be treated with higher doses in this trial. In 21 evaluable patients, two patients achieved 50% or greater reduction in their tumors. In addition, two patients experienced a 25-50% reduction in their tumors.

Advanced Cancers with Tumors in the Lung.  One of our independent investigators has completed a Phase I clinical trial in 10 patients with advanced cancers with tumors in the lung. The primary objectives of the trial were to determine safety, distribution and biological effects of intravenously administered CI-1042. CI-1042 was administered intravenously in combination with Carboplatin and Taxol, the standard chemotherapeutic treatment of lung cancer. All patients tolerated the treatment well. As follow up to this trial, we have initiated a Phase II clinical trial involving intravenous treatment with CI-1042 in patients with non-small cell lung cancer. Lung cancer is the leading cause of cancer death in the United States. While several new therapies have recently been approved for use, the 5-year survival rate for patients with lung cancer is approximately 14%.

Other Product Opportunities

    In addition to CI-1042, we are also conducting a number of research and development programs based on our virus technology as well as our small molecule drug discovery efforts.

Raf Kinase Inhibitor

    The ras gene and its related biochemical pathway, or the ras signaling pathway, play a key role in cell proliferation. In normal cell proliferation, when the ras signaling pathway is activated, or "on," it sends a signal telling the cell to grow and divide. When a gene in the ras signaling pathway is mutated, the signal may not turn "off," causing the cell to continuously reproduce itself. We believe that the ras signaling pathway plays an integral role in growth of some tumor types, and that inhibiting this pathway could have an effect on the tumor growth. Mutations in the ras gene occur in approximately 30% of all human cancers, including 90% of pancreatic cancer, 50% of colon cancer and some lung cancers.

    With Bayer, we have initiated a Phase I clinical trial of a compound that blocks ras signaling in cells by inhibiting a specific enzyme known as raf kinase. We intend to initiate with Bayer a Phase I/II clinical trial in patients with acute myelogenous leukemia in Canada in the first half of 2001 and Phase II clinical trials in various solid tumor types in the second half of 2001.

RB-Selective Therapeutic Viruses

    We believe that the RB pathway function is abnormal in most cancers. We have engineered human viruses to selectively replicate in and kill cancer cells based on defects in the RB function in these cells. In preclinical studies, we have shown that these viruses produce significant tumor shrinkage in animal models. Pending the final results of these ongoing preclinical studies, we plan to designate a RB-selective therapeutic virus as a clinical candidate and file an IND in mid-2002.

Armed Therapeutic Viruses

    We are developing therapeutic viruses armed with anticancer genes. A number of anticancer chemotherapeutic agents are inactive forms of drugs, or prodrugs, that are converted to their active forms by specific chemical modifications. Specific enzymes, or prodrug converting enzymes, are known to carry out this conversion.

    We have developed a system to arm our therapeutic viruses with genes that produce prodrug converting enzymes. With this strategy, we arm each virus with a single gene that produces an enzyme that converts a prodrug into an anticancer chemotherapeutic drug at the tumor site. As a result, we believe that arming our viruses enables the concentrated delivery of the anticancer chemotherapeutic drug to the tumor, thereby enhancing the therapeutic effect. To date, we have obtained licenses to four prodrug converting enzymes for arming our therapeutic viruses.

    In addition, we are developing a class of viruses armed with genes, particularly genes that encode cytokines, that activate an immune response in the tumor. This immune response may result either from the protein expressed by the gene itself, or from other elements of the human immune system that are activated as a result.

Cell Cycle and Inflammation Programs

    Together with Warner-Lambert, we have identified a number of lead compounds that modulate the activity of key enzymes that regulate the process whereby a single cell replicates itself and divides into two identical new cells, or the cell cycle. Mutations in genes that regulate the cell cycle are present in a majority of human cancers. We are currently evaluating the most advanced lead compound in this program for its effectiveness in animal models of human cancer. We also have identified a lead compound that inhibits an enzyme associated with inflammatory diseases. We expect joint research under these programs to continue until the second half of 2001. Thereafter, if Warner-Lambert develops and markets products from this research, we will receive royalties on their worldwide sales.

Business Strategy

    Our objective is to be a leading developer of novel cancer therapies. We intend to develop and commercialize a broad portfolio of products based primarily on our selectively-replicating virus technology. Elements of our strategy are to:

  •
  Obtain regulatory and marketing approvals for CI-1042 for head and neck cancer. Together with Warner-Lambert, we have initiated a Phase III clinical trial aimed at gaining regulatory approval of CI-1042 in patients with recurrent disease. We also plan to initiate a Phase II/III clinical trial in patients with refractory disease.

  •
  Develop CI-1042 for other cancer types. We have studied CI-1042 in Phase I or Phase I/II clinical trials in patients with liver metastases of colorectal cancer, pancreatic cancer and other advanced cancers with tumors in the lung. Together with Warner-Lambert, we have initiated a Phase II clinical trial evaluating CI-1042 in patients with liver metastases of colorectal cancer. In addition, we have initiated a Phase II clinical trial in patients with non-small cell lung cancer. We are also conducting Phase I clinical trials in other cancer types. Based on results from these trials, we expect to initiate further clinical trials in an effort to generate data supporting the therapeutic value of CI-1042 in multiple cancer types.

  •
  Identify and develop additional virus products. We have designated a RB-selective therapeutic virus candidate and plan to file an IND by mid-2002. In addition, we are developing armed viruses that incorporate prodrug converting enzymes to selectively activate chemotherapeutic drugs at the tumor site and armed viruses incorporating cytokines. In collaboration with Warner-Lambert, we intend to select a cytokine for use in an armed virus by mid-2001.

  •
  Retain substantial co-promotion rights to our products. We intend to build sales and marketing capabilities to promote our products in the United States and Canada. In establishing new product collaborations, we seek to retain at least 50% of marketing and profit-sharing rights in the United States. In our collaboration with Warner-Lambert for CI-1042 and the two armed viruses, we have retained co-promotion rights as well as the opportunity for equal profit sharing in the United States and Canada. Our collaboration with Bayer offers us co-promotion and profit-sharing rights for any developed product in the United States.

  •
  Acquire technologies and products that complement our business. We intend to in-license or acquire complementary technologies to enhance our product portfolio and strengthen our market position. Currently, we are focusing on accessing technologies to strengthen our efforts in arming our therapeutic viruses with anticancer genes as well as developing ways to modify our viruses to improve their activity when administered intravenously.

Collaborations

Warner-Lambert: CI-1042 and Armed Viruses

    Effective September 1999, we entered into an agreement with Warner-Lambert for the purpose of developing and commercializing CI-1042 and two armed therapeutic viruses. Under the terms of this agreement, we have the right to co-promote CI-1042 and the two armed virus products with Warner-Lambert in the United States and Canada. We also have the right to share equally in resulting profits or losses in these territories. Additionally, Warner-Lambert is responsible for commercializing the products in the rest of the world and is obligated to pay us a royalty on net sales in these markets.

    We will jointly manage the development of these products. Warner-Lambert is primarily responsible for conducting the agreed-upon pivotal Phase III clinical trials of CI-1042 in head and neck cancer and other pivotal trials in various cancer types. We are required to share responsibility for exploratory Phase I and Phase II clinical trials with Warner-Lambert. Warner-Lambert is responsible for the commercial manufacturing of the collaboration products.

    Warner-Lambert is obligated to provide the first $40 million in funding for clinical development of CI-1042. We are obligated to fund 25% of the costs over $40 million to retain our profit sharing and co-promotion rights in the United States and Canada, and Warner-Lambert is obligated to fund the remaining 75%. Warner-Lambert is also required to fully fund the research and preclinical development of the two armed virus product candidates. When a product candidate is selected for clinical development, we will be obligated to pay 25% of the development costs to retain our profit-sharing and co-promotion rights in the United States and Canada for any resulting product. If we choose not to or are unable for any reason to (A) fund our portion of the development costs for CI-1042 or an armed virus product candidate, or (B) maintain our required co-promotion effort, then:

  •
  we would lose our co-promotion and profit-sharing rights for that product;

  •
  we would license the product exclusively to Warner-Lambert; and

  •
  we would receive a royalty on these sales in the applicable market.

    Warner-Lambert has chosen a p53-selective therapeutic virus, armed with a prodrug converting enzyme as a candidate for further product testing. An additional armed virus product candidate will be a virus targeting cancer cells with mutations in the p53 gene or loss of p53 function in the p53 gene armed with one of two cytokines. We intend to select the cytokine candidate by mid-2001. The armed virus products provided for in the agreement are currently in the research stage, and the timing of clinical trials will depend on the results of research and preclinical development activities. We have retained the rights to independently develop and commercialize products based on p53-selective armed viruses other than the two selected in the collaboration. In addition, we retain rights to all other products derived from our therapeutic virus technology.

    In addition to providing ongoing research and development support, Warner-Lambert is obligated to make milestone payments based on product development achievements, and, pursuant to a related agreement, we have the right to cause Warner-Lambert to purchase shares of our common stock from us. If all products covered by the agreement are developed successfully, the milestone payments could exceed $100 million. We exercised our right to cause Warner-Lambert to purchase $5 million of our common stock from us in February 2000. We exercised a similar right during the first quarter of 2001 to sell to Warner-Lambert an additional $5 million of our common stock.

    Warner-Lambert has the right to terminate this agreement, or terminate its efforts directed at select product candidates, at any time on 90 days advance notice. In such event, all product rights, or related product rights in the case of termination directed at select product candidates, would revert to us. These product rights would be royalty-free in the case of CI-1042, and would be royalty-bearing to

Warner-Lambert in the case of the armed virus product candidates, if such candidates had entered clinical trials prior to termination.

Warner-Lambert: Cell Cycle

    In May 1995, we entered into a research and development collaborative agreement with Warner-Lambert to discover and commercialize small molecule drugs that restore control of or otherwise intervene in the misregulated cell cycle in tumor cells. Under this agreement, we developed screening tests, or assays, for jointly selected targets, and transferred these assays to Warner-Lambert for screening of their compound library to identify active compounds. Warner-Lambert is responsible for subsequent medicinal chemistry and preclinical investigations on the active compounds. We will receive milestone payments on clinical development and registration and royalties on worldwide sales of the products. Warner-Lambert is obligated to conduct and fund all clinical development, make regulatory filings and manufacture for sale the collaboration compounds. We have agreed to extend research under this agreement through August 2001, but we do not expect to extend the research term under this agreement beyond this date. Thereafter, Warner-Lambert may develop products identified during the research term and, if Warner-Lambert receives FDA approval, we could receive milestone payments and royalties on these marketed products.

Warner-Lambert: Inflammation

    In July 1997, we entered into a three-year research and development collaborative agreement with Warner-Lambert to discover and commercialize small molecule drugs for the treatment of acute and chronic inflammatory disorders. The obligations of the parties are similar to those agreed to under the cell cycle program and each party must dedicate a specified minimum number of researchers to the collaboration. We would receive milestone payments based on the development and registration of any resulting products and would receive royalties on worldwide sales. We have agreed to extend research under this agreement through August 2001, but we do not expect to extend the research term under this agreement beyond this date. Thereafter, Warner-Lambert may develop products identified during the research term and, if Warner-Lambert receives FDA approval, we could receive milestone payments and royalties on these marketed products.

Bayer

    Effective February 1994, we established a research and development collaborative agreement with Bayer to discover, develop and market compounds that inhibit the function, or modulate the activity, of the ras signaling pathway or that appropriately modulate the activity of this pathway to treat cancer and other diseases. We and Bayer concluded collaborative research under this agreement in 1999. Based on this research, we and Bayer identified a development candidate, a compound that inhibits ras signaling in cells by inhibiting raf kinase. In our raf kinase inhibitor program, we have initiated with Bayer a Phase I clinical trial in Germany, the United States, Canada and Belgium. We intend to initiate with Bayer a Phase I/II trial in acute myelogenous leukemia in Canada in the first half of 2001 and additional Phase II trials in the second half of 2001.

    Bayer has paid all the costs of research and preclinical development of this drug candidate. Under our agreement with Bayer, we have the opportunity to co-fund 50% of clinical development costs worldwide, excluding Japan. With the initiation of Phase I clinical trials, we are currently co-funding 50% of clinical development costs. Bayer will fund 100% of development costs in Japan and pay us a royalty on sales. If we continue to co-fund and we exercise our right to co-promote in the United States, we would share equally in profits or losses. If we continue to co-fund but do not co-promote in the United States, Bayer would first receive a portion of the product revenues to repay Bayer for its commercialization infrastructure, before determining our share of profits and losses. In other parts of the world except Japan, Bayer would also receive this preferential distribution. If we elect to share in development costs, Bayer would pay us substantial development milestone payments based on the product's progress through clinical trials. These milestone payments would be repayable to Bayer from our share of profits and royalties. At any time during product development, either company may terminate its participation in development costs, in which case the other party would retain exclusive rights to the product on a royalty-bearing basis. If we do not continue to bear 50% of product development costs, Bayer would retain exclusive, worldwide rights to this product candidate and would pay royalties to us on net sales.

    In addition to the development candidate referred to above, Bayer's chemists are optimizing an additional lead compound identified in the course of the collaborative research. This continuing work could result in an additional development candidate.

Chiron

    Our business began in April 1992 by means of the transfer from Chiron to us of the drug discovery program being conducted at Chiron by Dr. Frank McCormick, our scientific founder, and his research team. Under an agreement between Chiron and us, Chiron has an option through April 2007 to receive an exclusive or co-exclusive royalty-bearing license to any diagnostic and vaccine product candidates we may develop. If Chiron does not exercise its option rights with respect to a particular product candidate, then prior to the completion of Phase II clinical trials, we may seek a third party licensor of that product, subject to a right of first refusal in favor of Chiron, and after the completion of Phase II clinical trials for product candidates, the related option rights of Chiron expire.

    This agreement also includes a mechanism for our making proposals to Chiron for future collaborations. In these proposals we would disclose to Chiron the material information known to us regarding the program and propose a set of commercial terms. If a proposal is made, and we and Chiron do not reach agreement within 60 days after we make the proposal, then we may, within 120 days thereafter, enter into an agreement with a third party on terms no more favorable taken as a whole than the terms that we offered to Chiron. Chiron has advised us that it believes the foregoing provision, in the context of the other provisions of this agreement, requires us to offer gene therapy programs to Chiron pursuant to this mechanism before we license any such program to a third party. We do not agree that these provisions impose this obligation to make proposals to Chiron. However, the resulting uncertainty about the interpretation of this agreement may impede our ability to enter into agreements with other companies for gene therapy products in the absence of a waiver by Chiron.

    Chiron has never exercised any right to receive a product license from us. We executed the agreement with Warner-Lambert concerning CI-1042 and two armed viruses pursuant to a waiver letter from Chiron. We understand that Chiron has recently reduced its research activities in the field of gene therapy. However, it is possible that Chiron will, in the future, assert rights under this agreement, which may impede or delay our ability to enter into collaboration agreements with others.

Marketing and Sales

    We currently have no marketing, sales or distribution capabilities, but we intend to build these capabilities to promote our products in the United States and Canada. Consequently, we have retained co-promotion rights in these territories for most of our products. We also expect to exploit relationships with one or more pharmaceutical companies with established marketing, sales and distribution capabilities and direct sales forces to market our products. We may be unable to establish in-house marketing, sales and distribution capabilities or relationships with third parties, and may not be successful in gaining market acceptance for our products.

Manufacturing

    At this time, we do not have internal manufacturing capabilities to supply small or large-scale clinical trials or commercial quantities of our therapeutic virus, nor do we have experience in this manufacturing. Warner-Lambert has the exclusive right to manufacture the products that result from our collaborations with them. To manufacture our products for clinical trials or on a commercial scale, if we are required to or choose to do so, we will have to build or gain access to a manufacturing facility, which will require a significant amount of funds. In our collaborations in small molecule drug discovery, Bayer and Warner-Lambert are obligated to manufacture all such drugs for clinical development and commercialization.

    We use a contract manufacturer, BioReliance Corporation, for the production of CI-1042 for use in Phase I and Phase II clinical trials. We have an agreement with Molecular Medicine LLC to manufacture CI-1042 for use in Phase III clinical trials using a small-scale manufacturing process. Although Molecular Medicine has produced viral products for Phase I and Phase II clinical trials, prior to the commencement of our Phase III clinical trial of CI-1042, Molecular Medicine had not produced Phase III clinical trial materials for us or any other parties.

    To date, we have experienced delays in the production and the release of batches of clinical material manufactured by Molecular Medicine. While we have successfully produced and released batches of materials to support clinical trials, including the Phase III clinical trial, Molecular Medicine has had production problems resulting in failed batches. Our current manufacturing process as well as operational errors at Molecular Medicine may have contributed to those failures. In addition, Molecular Medicine has needed extra time to bring its record keeping into compliance with our and Warner-Lambert's requirements. We have initiated efforts to address problems with the current manufacturing process and to improve the time to release supplies of CI-1042 from Molecular Medicine.

    In January 2001, we entered into a process development and manufacturing agreement for CI-1042 with XOMA (US) LLC. The agreement would allow Warner-Lambert and us to access clinical and commercial supplies of CI-1042 from XOMA. The agreement calls for XOMA to develop a large-scale production process for CI-1042, produce clinical supplies, prepare the manufacturing facility for FDA review and provide commercial supplies to us and Warner-Lambert. Together with XOMA, we are likely to need to improve the existing manufacturing process to successfully produce CI-1042 on a large-scale basis. Although XOMA has produced a number of protein products on a large-scale basis, XOMA does not have experience in large-scale viral manufacturing. XOMA may terminate the contract with 48 months' notice for any reason. Further, if Warner-Lambert asserts its right as the sole manufacturer of CI-1042 for commercial supply, we will have to rely on Warner-Lambert for commercial supply of CI-1042 rather than XOMA, and the timing for the availability of the commercial supply will depend on Warner-Lambert's decision to invest in a commercial manufacturing facility.

    We had initially anticipated that our contract manufacturers would produce sufficient quantities of CI-1042 to supply our clinical trials. However, we have become involved in an increased number of clinical trials including the Phase II intravenous clinical trials and the aggregate demand for drug supply currently exceeds our production rate. If we continue to support the increased number of clinical trials and continue to have the production problems that we have experienced to date, we may suffer delays in the timelines for our clinical trials and we may not meet the commercialization timelines in accordance with our plans. Together with XOMA, we are currently developing plans for process scale-up and commercial manufacturing of CI-1042. While we have made substantial progress in the development of a scalable manufacturing process to supply our Phase III clinical trial, we may not successfully establish a commercial-scale manufacturing process and may not establish a commercial facility in a timely manner.

    We are aware of only a limited number of manufacturers who we believe would have the ability and capacity to manufacture this product or any other therapeutic viruses we may develop. Failure of any such third-party manufacturer to comply with state and federal regulations and to deliver the required quantities on a timely basis and at commercially reasonable prices would seriously harm our business, financial condition and results of operations. We, acting alone or with a third party, may not make a successful transition to commercial-scale production of our potential products. Even if we are successful, we may not maintain such production.

Patents and Proprietary Rights

    We believe that patent and trade secret protection is crucial to our business and that our future will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others, both in the United States and other countries. In October 1997, we were awarded United States Patent No. 5,677,178 for claims covering the use of CI-1042 for the treatment of functionally p53-deficient cancers. In April 1999, we were awarded European Patent No. 689,447, for claims covering the use of CI-1042 for the treatment of functionally p53-deficient cancers. We were also awarded United States Patent No. 5,801,029, a broad methods of use patent, for claims covering the use of adenoviral mutants that kill functionally RB-deficient tumor cells and the corresponding European Patent No. 931830. Each of these patents includes claims covering armed viruses with anticancer genes. Further, we have made additional filings worldwide that claim adenoviruses that can be used to kill functionally deficient p53 or RB cancer cells, with or without a prodrug converting enzyme. We were also awarded United States Patent No. 5,846,945, for claims covering compositions of matter that consist of CI-1042 and a chemotherapeutic. As of December 31, 2000, we owned or had licensed rights to 39 United States patents and 50 United States patent applications, and generally, foreign counterparts of these filings. We have licensed patents and patent applications covering formulations of viruses, prodrug converting enzymes and other technology useful in the conduct of our business.

    Our existing patent rights may not have a deterrent effect on competitors who are conducting or desire to commence competitive research programs with respect to the biological targets or fields of inquiry that we are pursuing. Our ultimate patent position will depend on our ability to obtain effective patent coverage for the compositions of matter identified in these research programs. Because these programs are at an early stage, we cannot determine whether potential products that we may derive from our drug discovery program may be subject to the patent rights of third parties.

    Generally, patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we are not certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors with similar technology may challenge or circumvent our patents or patent applications, if issued, and the rights granted thereunder may not provide proprietary protection or competitive advantages to us with respect to these competitors. Furthermore, others may independently develop similar technologies or duplicate technology that we have developed. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire, or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent.

    We are aware of pending patent applications that others have filed that may pertain to aspects of our programs. If patents are issued to others containing preclusive or conflicting claims and these claims are ultimately determined to be valid, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. Our breach of an existing license or failure to obtain a license to technology required to commercialize our products may seriously harm our business. We also may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation would create substantial costs. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. An adverse outcome in litigation could subject us to significant liabilities to third parties and require us to seek licenses of the disputed rights from third parties or to cease using the technology if such licenses are unavailable.

    With respect to CI-1042 and selectively-replicating viruses, we are aware of a patent application filed in the United States, Europe, Japan and Canada by General Hospital Corporation, an affiliate of Massachusetts General Hospital. This patent application is related to research involving a modified herpes simplex virus but it also includes broader claims that, if they were to issue, would cover CI-1042 and other selectively-replicating viruses. We believe, and have received an opinion from outside counsel to the effect, that such broad claims made in the General Hospital patent application are not patentable. Consistent with this opinion is a review of the European patent status of the General Hospital patent application, which shows that the patent examiner is requiring that General Hospital limit the claims to herpes viruses. However, General Hospital may receive broad claims in one or more countries, and we may not successfully challenge these claims. We may not obtain a license if this patent were to issue.

    We have identified United States Patent No. 5,837,520 that covers methods of purification of viral vectors. Canji, Inc. either owns or has licensed the rights to this patent. We may seek a license under this patent from Canji. However, if a license were not available at commercially reasonably terms, or at all, we believe that we could develop purification methods that are not covered by the patent.

    We have identified four European Patent Applications, EPA 415, 731; EPA 657, 539; EPA 657, 540; and EPA 690, 129, that claim enzymes for converting prodrugs to their active forms for treating disease, including cancer, and methods of delivering the enzymes using viruses. Glaxo Wellcome either owns or has licensed the rights to these patent applications. The European Applications were filed in 1989, and as yet, have not been granted. We assume that one or more corresponding United States patent applications have been filed, but none have issued yet. The issuance of any of these patent applications in either Europe or the United States will not prevent us from developing and commercializing CI-1042. However, these patent applications, should they issue, may restrict our ability to incorporate prodrug converting enzymes into viruses. Moreover, we may not be successful in challenging these claims, under any of these patents if they were to issue, and we may not obtain a license to the patent.

    In June 1997, ICT Pharmaceuticals, Inc. notified us of two issued United States Patents, Nos. 4,980,281 and 5,266,464, that ICT Pharmaceuticals believes cover the use of a cell for the screening, testing or pharmacological characterization of new drugs or other substances. Foreign counterparts of the United States patents are pending. ICT Pharmaceuticals has offered us a license to the patents. We have not determined whether to negotiate a license.

    Genetic Therapeutic Inc., owns or has licensed the rights of United States patent No. 5,998,205. This patent covers adenoviruses that replicate in specific tissue types in which replication is controlled by genetic elements whose expression is unique to those tissues. This patent does not cover CI-1042, but may cover a subset of our RB selective viruses whose replication is controlled by a genetic element expressed in nearly all tumor cells regardless of the tissue of origin. If this patent were asserted against us, we may not successfully challenge these claims and we may not obtain a license.

    Introgen, Inc. owns or has licensed the rights of United States Patent No. 6,194,191. This patent covers methods for producing/purifying adenoviruses. Introgen has indicated in its public statements that it is willing to license the patent. However, if a license were not available at commercially reasonably terms, or at all, we believe that we could develop purification methods that are not covered by the patent.

    Together with our licensors, we also rely on trade secrets to protect our combined technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants and collaborators. These parties may breach the agreement, and we may not have adequate remedies for any breach. Our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that we or our consultants or research collaborators use intellectual property owned by others in their work for us, we may have disputes with them or other third-parties as to the rights in related or resulting know-how and inventions.

Government Regulation

    Regulation by government authorities in the United States and other countries will be a significant factor in the manufacturing and marketing of any products that may be discovered or developed by us, or that may arise out of our research. We must obtain the requisite regulatory approval by government agencies prior to commercialization of our products. We anticipate that our products will be subject to rigorous preclinical and clinical testing and premarket approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, testing, labeling, storage, recordkeeping and marketing and promotion of such products.

    The steps ordinarily required before a drug or biological product may be marketed in the United States include:

  •
  preclinical studies;

  •
  the submission to the FDA of an IND that must become effective before human clinical trials may commence;

  •
  adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug or biologic;

  •
  the submission of a marketing application to the FDA; and

  •
  FDA approval of the marketing application, including inspection and approval of the product manufacturing facility.

    Preclinical trials involve laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. Preclinical safety trials must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practice. The results of the preclinical trials are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. Submission of an IND may not result in FDA clearance to commence clinical trials, and the FDA's failure to object to an IND does not guarantee FDA approval of a marketing application.

    Clinical trials involve the administration of the investigational product to humans under the supervision of a qualified principal investigator. In the United States, clinical trials must be conducted in accordance with Good Clinical Practices under protocols submitted to the FDA as part of the IND. In addition, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board, or IRB, and with the patient's informed consent. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution conducting the clinical trial. The United Kingdom and certain other European and Asian countries have similar regulations.

    The goal of Phase I clinical trials is to establish initial data about safety and tolerance of the investigational product in humans. The goal of Phase II clinical trials is to provide evidence about the desired therapeutic efficacy of the investigational product in limited studies with small numbers of carefully selected subjects. The investigators seek to evaluate the effects of various dosages and to establish an optimal dosage level and dosage schedule. Investigators also gather additional safety data from these studies. The Phase III clinical trial consists of expanded, large-scale, multicenter studies in the target patient population. The goal of these studies is to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosage regimen.

    We would need to submit all data obtained from this comprehensive development program as a marketing application to the FDA, and to the corresponding agencies in other countries for review and approval, before marketing products. The FDA may elect to present data on our products to one of its advisory committees for review and recommendation before it grants approval. Essentially all of our proposed products will be subject to demanding and time-consuming approval procedures in the countries where we intend to commercialize our products. These regulations define not only the form and content of the development of safety and efficacy data regarding the proposed product, but also impose specific requirements regarding:

  •
  manufacture of the product;

  •
  testing;

  •
  quality assurance;

  •
  packaging;

  •
  storage;

  •
  documentation;

  •
  recordkeeping;

  •
  labeling;

  •
  advertising; and

  •
  marketing procedures.

    Effective commercialization also requires inclusion of our products in national, state, provincial, or institutional formularies or cost reimbursement systems.

    The FDA must approve our products, including the manufacturing processes and facilities used to produce these products, before the products may be marketed in the United States. The process of obtaining FDA approval can be costly, time consuming and subject to unanticipated delays. The FDA may refuse to approve an application if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy of the drug. Moreover, if regulatory approval of a drug product is granted, the approval will be limited to specific indications. Approvals of our proposed products, processes or facilities may not be granted on a timely basis, if at all. Any failure to obtain, or delay in obtaining, such approvals would seriously harm our business, financial condition and results of operations. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which a product could be marketed. In some instances, regulatory approval may be granted with the condition that confirmatory Phase IV clinical trials are carried out. If these Phase IV clinical trials do not confirm the results of previous studies, regulatory approval for marketing may be withdrawn. Failure to comply with FDA and other applicable regulatory requirements may result in, among other things:

  •
  warning letters;

  •
  civil penalties;

  •
  criminal prosecution;

  •
  injunctions;

  •
  seizure or recall of products;

  •
  total or partial suspension of production;

  •
  refusal of the government to grant approval; or

  •
  withdrawal of approval of our products.

    In addition to regulations enforced by the FDA, we are subject to regulation under:

  •
  the Occupational Safety and Health Act;

  •
  the National Environmental Policy Act;

  •
  the Toxic Substances Control Act;

  •
  the Resource Conservation and Recovery Act; and

  •
  other present and potential future federal, state or local regulations.

    Our potential products may require review by the Recombinant DNA Advisory Committee. In other countries, similar regulations may apply. Our research and development involves the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our resources.

    Whether or not we obtain FDA approval, approval of a product by comparable regulatory authorities will be necessary in foreign countries prior to the commencement of marketing of the product in such countries. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required for FDA approval. Although there is now a centralized European Union approval mechanism in place, each European country may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed. We expect to rely on our collaborators and licensees, along with our own expertise, to obtain governmental approval in foreign countries of drug and biological products discovered by us or arising from our programs.

Competition

    We are engaged in a rapidly changing and highly competitive field. Other products and therapies that currently exist or are being developed will compete with the products we are seeking to develop and market. Some of these competitive products are in clinical trials. In particular, among other trials,

Schering-Plough Corporation is conducting a Phase II clinical trial of its p53 gene therapy product in liver metastases of colorectal cancer. Aventis Inc./Introgen Therapeutics, Inc. have initiated a Phase III clinical trial in head and neck cancer with their p53 gene therapy product. ImClone Systems, Inc. is conducting Phase II/III clinical trials of a monoclonal antibody targeting cancer cells with a positive epidermal growth factor receptor in patients with solid tumors including head and neck cancer and liver metastases of colorectal cancer. Matrix Pharmaceuticals, Inc. has completed Phase III clinical trials of Intradose, a gel containing cisplatin and epinephrine in patients with head and neck cancer and a Phase II trial in patients with liver metastases of colorectal cancer. OSI Pharmaceuticals is conducting Phase II/III clinical trials of a small molecule compound targeting cancer cells with positive epidermal growth factor receptors for treatment. Targeted Genetics Corp. is initiating a Phase II clinical trial of a tumor inhibiting gene therapy in combination with radiation therapy for the treatment of head and neck cancer. If approved, the products of these and other competitors now in clinical trials will compete directly with CI-1042. Other companies are developing small molecule drugs that may compete with product candidates identified in our small molecule programs including companies that are developing ras pathway inhibitor.

    Competition from fully integrated pharmaceutical companies and more established biotechnology companies is intense and is expected to increase. Substantially all of these companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals, and marketing than us. Smaller companies may also compete with us, particularly through collaborations with large pharmaceutical and established biotechnology companies. Many of these competitors have significant products that have been approved or are in development and operate large, well-funded research and development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and seek marketing and research and development collaborations that compete with our programs. These companies and institutions also compete with us in recruiting and retaining highly qualified scientific and management personnel. In addition to the above factors, we will face competition based on:

  •
  product efficacy and safety;

  •
  the timing and scope of regulatory approvals;

  •
  availability of supply;

  •
  marketing and sales capability;

  •
  reimbursement coverage;

  •
  price; and

  •
  patent position.

Employees

    As of December 31, 2000, we had 135 full-time employees of whom 25 hold Ph.D. or M.D. degrees. Of our employees, 104 are in research and development and 31 are in corporate development, finance and administration. No employee of ours is represented by a labor union and we consider our employee relations to be good.

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

Member	Affiliation
Edward E. Harlow, Jr., Ph.D. (Chairman)	Harvard Medical School
Allan Balmain, Ph.D., F.R.S.E.	University of California, San Francisco Cancer Center
Eric R. Fearon, M.D., Ph.D.	University of Michigan Comprehensive Cancer Center
Douglas Hanahan, Ph.D.	University of California, San Francisco Hormone Research Institute
Frank McCormick, Ph.D., F.R.S.	University of California, San Francisco Cancer Center
Owen N. Witte, M.D.	University of California, Los Angeles Howard Hughes Institute

ADDITIONAL BUSINESS RISKS

    In addition to the risks discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," our business is subject to the business risks set forth below.

If we are not able to demonstrate the effectiveness of CI-1042 in our clinical trials or if our clinical trials are delayed, we may be unable to commercialize CI-1042.

    We have completed Phase II clinical trials designed to obtain safety and effectiveness trend information for CI-1042 for the treatment of head and neck cancer, both as a single agent and in combination with chemotherapy. Based on data from these Phase II clinical trials, we, together with Warner-Lambert, have initiated a Phase III clinical trial designed to obtain effectiveness information for CI-1042 for the treatment of recurrent disease. Historically, many companies have failed to demonstrate the effectiveness of pharmaceutical products in Phase III clinical trials notwithstanding favorable results in Phase II clinical trials. We may fail to demonstrate desired effectiveness levels in our Phase III clinical trial of CI-1042. In addition, we may observe previously unforeseen side effects. We may fail to extend the findings of previous clinical trials in our Phase III clinical trial of CI-1042, including similar tumor response rates, duration of tumor response or safety.

    The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. The FDA may not accept the results of our Phase III clinical trial, or accept as sufficient for market approval other elements of the application that we may file for CI-1042. The FDA may require changes in our current trials or may require additional clinical trials which may be extensive, expensive and time-consuming. We cannot market CI-1042 unless we receive regulatory approval.

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

    We are initially developing CI-1042 for treatment of head and neck cancer, using intratumoral injection. Even if we are successful in developing CI-1042 for this type of cancer, we may not demonstrate that CI-1042 is effective in the treatment of a broader array of cancer types. We have conducted a Phase I/II clinical trial for treatment of liver metastases of colorectal cancer with CI-1042 administered through intrahepatic artery infusion. In addition, we are in the process of completing Phase I/II clinical trials of CI-1042 for treatment of pancreatic cancer. The Phase I/II clinical trial in liver metastases of colorectal cancer is based on a small number of patients, and we may not reproduce the results from these clinical trials in future clinical trials with additional patients. In addition, we may not succeed in our efforts to deliver CI-1042 to tumors through routes other than intratumoral injection. If we are not successful in developing additional routes of administration for CI-1042, or establishing its effectiveness in a broad range of cancer types, CI-1042 may not have a broad commercial use.

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

    We currently rely on a sole source contract manufacturer for the supply of CI-1042 for Phase III clinical trials. We are aware of only a limited number of manufacturers who we believe would have the ability and capacity to manufacture this product or any other therapeutic viruses we may develop. Our contract manufacturer has produced multiple batches of material for our Phase III clinical trials, however, our contract manufacturer has experienced production problems resulting in failed batches. We may need to modify the current process to minimize batch failures. In addition, we and Warner-Lambert have held up final release of some of the batches until the manufacturer completes documentation that complies with Warner-Lambert's and our manufacturing standards. As a result, we have limited the number of clinical trial sites that are enrolling patients including sites in the Phase III clinical trial. Ten clinical sites for the Phase III trial have been open for enrollment, however, to date only two sites have been supplied with CI-1042. We will continue to limit the number of clinical sites that are enrolling patients for the Phase III clinical trial until product release is occurring on a routine basis.

    If our current sole source contract manufacturer is unable or unwilling to deliver the required quantities of CI-1042 on a regular basis or terminates our relationship, we will have to rely on XOMA to manufacture CI-1042. We do not expect XOMA to begin supplying us with CI-1042 before the first quarter of 2002. This could delay our clinical trials and our applications for regulatory approval with the FDA. If XOMA fails to supply us with sufficient materials, we may be forced to incur additional expenses to pay for the manufacture of materials using a replacement contract manufacturer, if we can find a replacement manufacturer, or to develop our own manufacturing capabilities which may not occur within a reasonable amount of time or at commercially reasonable rates.

No one has manufactured replicating human viruses on a large scale; if we are unable to develop an effective process to manufacture CI-1042 on a large scale, our clinical trials and regulatory approval would be delayed.

    To date, our contract manufacturers have produced CI-1042 using small scale processes. No one has produced replicating human viruses using a commercial-scale manufacturing process. We have developed a process that we believe will be scaleable; however, we and our contract manufacturer for Phase III clinical trials have experienced production problems using this process that have resulted in failed batches. We may need to make additional process changes and operational changes to make the manufacturing process more reliable and to make the process easier for us to develop into a larger commercial-scale manufacturing process. If we are unable to improve the large scale manufacturing process, we may not increase the number of clinical trials for CI-1042 and the number of sites enrolling patients. If we are unable to expand the number of clinical trials, clinical sites enrolling patients and patients receiving CI-1042, the results from our clinical trials, in particular our Phase III clinical trial, will be delayed and we will not receive regulatory approval without the results from these trials.

XOMA or Warner-Lambert may not be able to produce commercial quantities of CI-1042, which could delay regulatory approval.

    To obtain regulatory approval for CI-1042, we will need to treat a percentage of the patients in our Phase III clinical trial using CI-1042 produced from the same manufacturing process and in the same manufacturing facility that we intend to use following FDA approval. We have recently executed a process development and manufacturing agreement with XOMA to modify the process and to produce large quantities of CI-1042. Under our collaboration agreement with Warner-Lambert, Warner-Lambert has the sole right and responsibility to manufacture or have manufactured all supplies of CI-1042 for all commercial sales. Warner-Lambert has delayed investment in the manufacturing capacity needed to supply clinical trials and the potential commercial supply of CI-1042.

    In conjunction with Warner-Lambert or XOMA, we will need to modify the manufacturing process to produce large quantities of CI-1042 and to lower the cost by improving the efficiency of the process. To modify the manufacturing process and to meet our quality standards for CI-1042, in conjunction with Warner-Lambert or XOMA, we will need to spend a significant amount of time and capital and complete a substantial amount of experimentation. In conjunction with Warner-Lambert or XOMA, we will need to expand and modify existing manufacturing facilities to produce commercial quantities of CI-1042. XOMA does not have experience in large-scale viral manufacturing.

    In addition, XOMA may terminate our process development and manufacturing agreement with us for any reason by providing notice 48 months in advance. Further, if Warner-Lambert asserts its right as the sole manufacturer of CI-1042 for commercial supply, we will have to rely on Warner-Lambert for commercial supply of CI-1042 rather than XOMA and the timing for the availability of the commercial supply will depend on Warner-Lambert's decision to invest in a commercial manufacturing facility.

    If we do not treat patients in our Phase III clinical trial with product from the process manufactured at the new facility, the FDA will most likely require a bridging study to show that the CI-1042 produced from the new process is comparable to CI-1042 produced from our existing manufacturing process at our contract manufacturer's existing facility. Filing of our applications for regulatory approval may be delayed if we:

  •
  encounter difficulties in modifying the manufacturing process;

  •
  fail to treat patients in our Phase III clinical trial with product from the new manufacturing process; or

  •
  fail to conduct a bridging study prior to FDA review of our Phase III clinical trial.

We are dependent upon collaborative relationships to develop, manufacture and commercialize our products and to obtain regulatory approval, which could delay the development and commercialization of our products.

    Our strategy for developing, manufacturing and commercializing our products and obtaining regulatory approval depends in large part upon maintaining and entering into collaborative agreements with pharmaceutical companies or other collaborators. We have entered into a number of collaborative agreements with different parties, including research, development and marketing agreements with Warner-Lambert and Bayer. Our agreements with Warner-Lambert also give Warner-Lambert the responsibility of providing commercial manufacturing of our potential products. If we fail to maintain these collaborative relationships or to establish new collaborative relationships, we would need to undertake these research, development, manufacturing and marketing activities at our own expense, which would significantly increase our capital requirements and limit the programs we are able to pursue. Further, we would incur significant delays with the development, manufacture or sale of our products.

    We are subject to a number of risks associated with our dependence upon collaborative relationships, including:

  •
  the amount and timing of expenditure of resources can vary because of collaborator decisions;

  •
  business combinations and changes in a collaborator's business strategy may adversely affect the party's willingness or ability to complete its obligations under the collaboration agreement with us;

  •
  the right of the collaborator to terminate its collaboration agreement with us on limited notice and for reasons outside our control;

  •
  loss of significant rights to our collaborative parties if we fail to meet our obligations under these agreements;

  •
  disagreements as to ownership of clinical trial results or regulatory approvals, and the refusal of the FDA to recognize us as holding the regulatory approvals necessary to commercialize our products;

  •
  withdrawal of support by a collaborator following the development or acquisition by the collaborator of competing products; and

  •
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

    In June, 2000, Pfizer acquired Warner-Lambert. As the parent of Warner-Lambert, Pfizer may not be interested in continuing the multiple research and development and marketing collaboration agreements we have with Warner-Lambert, including the collaboration agreement related to CI-1042, in part because these collaborations may address smaller markets than Pfizer generally seeks to address. Warner-Lambert is focusing on commercializing CI-1042 for indications where CI-1042 is administered intravenously to treat tumors systemically over indications where CI-1042 is administered locally or regionally, such as intratumoral injections or intrahepatic artery infusions. As a result, Warner-Lambert has initiated Phase II clinical trials where CI-1042 is administered intravenously, and these trials have placed increased demands on the available supply of CI-1042 competing for supplies that were intended for the Phase III clinical trial for head and neck cancer. To date, we have allocated the limited CI-1042 supply produced from our sole source supplier to support the Phase II intravenous clinical trials and the pivotal Phase III clinical trial, thereby impeding the progress of all of these clinical trials and limiting the number of patients enrolled in these trials. If the Phase II intravenous clinical trials do not generate sufficient evidence of antitumor activity or Warner-Lambert is unable to conduct intravenous clinical trials because of a limited supply of CI-1042, Warner-Lambert may discontinue our collaboration regarding CI-1042 and other products pursuant to the terms of these agreements.

    Under our collaboration agreement with Warner-Lambert, Warner-Lambert has the sole right and responsibility to manufacture or have manufactured all supplies of CI-1042 for all commercial sales. Warner-Lambert has delayed investment in the manufacturing capacity needed to supply clinical trials and the potential commercial supply of CI-1042. To avoid delays in the development of CI-1042 for this indication, we have entered into an agreement with XOMA to supply CI-1042 for potential commercial use.

    We are currently discussing with Warner-Lambert amending the collaboration agreement to include using XOMA as a commercial manufacturer of CI-1042. If we are unsuccessful in amending the collaboration agreement, we may have to bear the full manufacturing costs from XOMA, including any up-front payments. Further, if Warner-Lambert asserts its right as the sole manufacturer of CI-1042 for commercial supply, we may have to rely on Warner-Lambert for commercial supply of CI-1042 rather than XOMA and the timing for the availability of the commercial supply will depend on Warner-Lambert's decision to invest in a commercial manufacturing facility. Depending on the timing and the nature of the investment, we may experience a delay in completing our Phase III clinical trials and submitting applications to the FDA for regulatory approval.

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

    If Warner-Lambert terminates our agreement relating to CI-1042, we would lose a significant portion of the $40 million of funding for the development of CI-1042, including the cost of clinical trials, which Warner-Lambert had agreed to provide under the agreement. In addition, we would not have access to Warner-Lambert's sales and marketing capabilities and expertise to commercialize CI-1042 as provided in the agreement. We currently intend to rely on the sales and marketing services provided to us under the agreement. Further, if Warner-Lambert terminates our agreement relating to CI-1042 and does not agree to manufacture CI-1042 for commercial use, we would rely solely on XOMA to provide commercial supply of CI-1042. XOMA has not manufactured large-scale viral products in the past and, together with us, may not successfully establish a commercially feasible manufacturing process.

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

    Even if our product development efforts are successful and even if the requisite regulatory approvals are obtained, our products may not gain market acceptance among physicians, patients, healthcare payers and the medical community. A number of additional factors may limit the market acceptance of products including the following:

  •
  rate of adoption by healthcare practitioners;

  •
  types of cancer for which the product is approved;

  •
  rate of the products' acceptance by the target population;

  •
  timing of market entry relative to competitive products;

  •
  availability of alternative therapies;

  •
  price of our product relative to alternative therapies;

  •
  availability of third-party reimbursement;

  •
  extent of marketing efforts by us and third-party distributors or agents retained by us; and

  •
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

    The media has widely publicized the recent death of a patient at the University of Pennsylvania undergoing viral gene therapy. As a result of this death, the United States Senate held hearings to determine whether additional legislation is required to protect volunteers and patients who participate in gene therapy clinical trials. The Recombinant DNA Advisory Committee, which acts as an advisory body to the National Institutes of Health, has extensively discussed gene therapy clinical trials. This death and any other adverse events in the field of gene therapy that may occur in the future may result in greater governmental regulation of our product candidates and potential regulatory delays relating to the testing or approval of our product candidates.

We have a history of losses and we expect to continue to incur losses.

    As of December 31, 2000, we had an accumulated deficit of approximately $85.6 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs. We have derived no significant revenues from product sales or royalties. We expect to incur significant and increasing operating losses over the next several years as we expand our research and development efforts, preclinical testing and clinical trial and manufacturing activities, including the 2001 manufacturing contract with XOMA. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the establishment or termination of collaborations, the timing and amount of collaboration payments under the terms of our collaborative agreements, or the initiation, success or failure of clinical trials.

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

    We will require substantial additional funds to conduct the costly and time-consuming research, preclinical testing and clinical trials necessary to develop our technology and proposed products, and to establish or maintain relationships with collaborative parties. Our future capital requirements will depend upon a number of factors, including:

  •
  continued scientific progress in the research and development of our technology programs;

  •
  the size and complexity of these programs;

  •
  our ability to establish and maintain collaboration agreements;

  •
  our ability to manufacture sufficient drug supply for complete clinical trials;

  •
  progress with preclinical testing and clinical trials;

  •
  the time and costs involved in obtaining regulatory approvals;

  •
  the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

  •
  competing technological and market developments; and

  •
  product commercialization activities.

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

    Many of our competitors, either alone or together with collaborators, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborators, have significantly greater experience than we do in:

  •
  developing products;

  •
  undertaking preclinical testing and human clinical trials;

  •
  obtaining FDA and other regulatory approvals of products; and

  •
  manufacturing and marketing products.

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

  •
  adversely affect the successful commercialization of any products that we or our collaborators develop;

  •
  impose costly procedures on us or our collaborators;

  •
  diminish any competitive advantages that we or our collaborators may attain; and

  •
  adversely affect our receipt of revenues or royalties.

    In addition, problems or failures with the products of others, including our competitors, could have an adverse effect on our ability to obtain or maintain regulatory approval for any of our product candidates or products.

Our clinical trials could take longer to complete than we project or may not be completed at all.

    Although for planning purposes we project the commencement, continuation and completion of clinical trials, the actual timing of these events may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, and shortages of available drug supply. We may not commence clinical trials involving any of our products or complete them as projected.

    We have limited experience in conducting clinical trials. We rely on academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own.

    In addition, we may suffer a delay in the completion of any one of our clinical trials because of requests from the FDA to revise the size or scope of the clinical trial. In particular, the FDA may require us to expand the number of patients in our Phase III clinical trial. Failure to commence or complete, or delays in, any of our planned clinical trials would adversely affect our stock price and prevent us from commercializing our products.

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

  •
  safety and effectiveness results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials;

  •
  the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

  •
  after reviewing test results, we or our collaborators may abandon projects that we previously believed to be promising;

  •
  we, our collaborators or regulators, may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks; and

  •
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

    We can protect our technology from unauthorized use by others only to the extent that our technology is covered by valid and enforceable patents or effectively maintained as trade secrets. As a result, we depend in part on our ability to:

  •
  obtain patents;

  •
  license technology rights from others;

  •
  protect trade secrets;

  •
  operate without infringing upon the proprietary rights of others; and

  •
  prevent others from infringing on our proprietary rights.

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

    Specifically, we are aware of patent applications filed in the United States and abroad that, if they were to issue, would cover CI-1042 and other viruses that selectively replicate. We are aware of patents that might cover our RB selective viruses and may cover our method for producing and purifying viruses. We are also aware of patent applications that claim enzymes for converting drugs to their active forms for treating disease, including cancers, and claim methods of delivering the enzymes using a virus. We may be unable to commercialize our products affected by these patents, if any of these patents are issued and we are unable to:

  •
  successfully challenge any claims asserting that our product candidates or products infringe the patent;

  •
  design around the patent; or

  •
  negotiate a reasonable license under the patent.

We face product liability risks and may not be able to obtain adequate insurance.

    The use of any of our product candidates in clinical trials, and the sale of any approved products, exposes us to liability claims resulting from the use or sale of our products. We have obtained limited product liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development. However, insurance coverage is becoming increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. We may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in:

  •
  decreased demand for a product;

  •
  injury to our reputation;

  •
  withdrawal of clinical trial volunteers; and

  •
  loss of revenues.

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

    The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our stock price include:

  •
  results of clinical trials;

  •
  ability to accrue patients;

  •
  ability to manufacture sufficient supply of CI-1042;

  •
  success or failure in obtaining regulatory approval by us or our competitors;

  •
  public concern as to the safety and efficacy of our products;

  •
  developments concerning the business of collaborative parties or their transactions with third parties;

  •
  developments in our relationship with collaborative parties;

  •
  developments in patent or other proprietary rights;

  •
  additions or departures of key personnel;

  •
  announcements by us or our competitors of technological innovations or new commercial therapeutic products;

  •
  published reports by securities analysts;

  •
  fluctuations in stock market price and volume, which are particularly common among securities of biotechnology companies;

  •
  fluctuations in our operating results;

  •
  statements of governmental officials; and

  •
  changes in healthcare reimbursement policies.

Existing stockholders have significant influence over us.

    Our executive officers, directors and 5% stockholders own, in the aggregate, approximately 23% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

    In the past, stockholders have often brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us because biotechnology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, and could seriously harm our business, financial condition and results of operations.

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

  •
  the board of directors approved the transaction where the stockholder acquired 15% or more of the corporation's stock;

  •
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

  •
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

  •
  our board is classified into three classes of directors as nearly equal in size as possible with staggered three year-terms;

  •
  the authority of our board to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of these shares, without stockholder approval;

  •
  all stockholder actions must be effected at a duly called meeting of stockholders and not by written consent;

  •
  special meetings of the stockholders may be called only by the chairman of the board, the chief executive officer or the board; and

  •
  no cumulative voting.

    These provisions may have the effect of delaying or preventing a change of control, even at stock prices higher than the then current stock price.

Item 2.  Properties

    We occupy a total of approximately 62,000 square feet of office and laboratory space in Richmond, California. The lease for our primary facility expires in April 2005 with an option to extend the lease for an additional five years. The lease for the majority of the space in our secondary facility expires in September 2010 with renewal options at the end of the lease for two subsequent five-year terms. The lease for 3,000 square feet in our secondary facility expires in October 2003 with renewal options for a subsequent three-year term and an additional four-year term.

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

	Common Stock Price
	High	Low
Year Ended December 31, 1999
First Quarter	$7.969	$5.500
Second Quarter	10.375	5.500
Third Quarter	9.750	7.750
Fourth Quarter	10.219	7.563
Year Ended December 31, 2000
First Quarter	$32.938	$9.625
Second Quarter	15.500	7.000
Third Quarter	32.734	10.000
Fourth Quarter	24.688	11.625

    On March 28, 2001, the last reported sales price of our common stock on the Nasdaq National Market was $8.625 per share.

Holders

    There were approximately 357 stockholders of our common stock as of December 31, 2000.

Dividends

    Onyx has not paid cash dividends on its common stock and does not plan to pay any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data

Onyx Pharmaceuticals, Inc.

    The following table summarizes certain selected financial data for each of the five years ended December 31, 2000. The information presented should be read in conjunction with the financial statements and notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2000	1999	1998	1997	1996
	(In thousands, except per share data)
Statement of Operations Data:
Total revenue	$24,180	$13,324	$11,314	$7,799	$8,302
Operating expenses:
Research and development	26,879	23,627	25,383	20,715	14,767
General and administrative	7,508	5,341	5,275	5,089	3,527

Loss from operations	(10,207)	(15,644)	(19,344)	(18,005)	(9,992)
Interest income, net	2,728	842	1,685	1,980	1,575

Net loss	$(7,479)	$(14,802)	$(17,659)	$(16,025)	$(8,417)

Basic and diluted net loss per share	$(0.50)	$(1.29)	$(1.56)	$(1.65)	$(1.31)

Shares used in computing basic and diluted net loss per share	14,896	11,503	11,289	9,707	6,401

	December 31,
	2000	1999	1998	1997	1996
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments.	$81,994	$14,463	$32,160	$35,472	$40,329
Total assets	88,597	21,628	37,207	41,858	45,779
Working capital	74,209	6,773	19,591	27,885	36,483
Long-term debt, noncurrent portion	—	183	2,382	4,336	99
Accumulated deficit	(85,552)	(78,073)	(63,271)	(45,612)	(29,587)
Total stockholders' equity	$76,896	$7,662	$21,619	$28,821	$40,923

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. When used herein, the words "may," "will," "expects," "anticipates," "estimates," "intends," "plans," "predicts," "potential," "believe," "should" and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Business" and "Additional Business Risks," as well as those discussed elsewhere in this Annual Report on Form 10-K.

Overview

    We are developing innovative products for the treatment of cancer. Based on our proprietary virus technology, we are developing our lead product, CI-1042. We have completed two Phase II clinical trials evaluating CI-1042 as a treatment for head and neck cancer. Based on the data from these trials, we initiated a 300-patient, multi-center Phase III clinical trial of CI-1042 administered by intratumoral injection in patients with head and neck cancer. This Phase III clinical trial is being conducted in conjunction with Warner-Lambert, our collaborator for the development and commercialization of CI-1042. We are also evaluating CI-1042 in clinical trials for several additional cancer indications. In addition to CI-1042, we are conducting a number of research and development programs based on our virus technology as well as our small molecule drug discovery efforts. In collaboration with Bayer Corporation, we have initiated a Phase I clinical trial of a raf kinase inhibitor in patients with cancer. Further, we are developing human viruses that selectively replicate in and kill cancer cells based on mutations or loss of function of the retinoblastoma, or RB, tumor suppressor gene. Pending the final results of ongoing preclinical studies, we intend to file an IND for a product candidate from the RB program in 2002.

    We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, primarily due to expenses associated with the expansion of our self-funded virus research and development programs. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 2000, our accumulated deficit was approximately $85.6 million.

    Our business is subject to significant risks, including the risks inherent in our research and development efforts, the results of the CI-1042 clinical trials, dependence on collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. We do not expect to generate revenues from the sale of proposed products in the foreseeable future. We expect that all of our revenues in the foreseeable future will be generated from collaboration agreements.

    In January 2001, we signed a process development and manufacturing agreement with XOMA (US) LLC. Under the terms of the agreement, XOMA will develop a large-scale process and will manufacture CI-1042 for clinical trials and commercial production.

    In March 2001, we sold and issued 460,872 shares of common stock to Warner-Lambert in a private placement, at a price of $10.849 per share, for aggregate net proceeds of $5 million.

Results of Operations

Years Ended December 31, 2000, 1999 and 1998

    Total Revenue.  Our total revenues in each of the last three years were derived almost exclusively from collaborative research and development programs with Warner-Lambert, Bayer & Eli Lilly &

Company. The approximate revenue from each of our programs, and other sources for each of the past three years was as follows:

	Year Ended December 31,
	2000	1999	1998
	(In millions)
Warner-Lambert:
CI-1042 and Armed Therapeutic Viruses	$18.6	$4.0	$—
Cell Cycle	2.5	2.7	2.8
Inflammation	2.7	3.3	3.1
Bayer	0.1	1.8	3.7
Eli Lilly & Company	—	0.5	1.2

Total contract revenues	23.9	12.3	10.8
All other sources	0.3	1.0	0.5

Total revenues	$24.2	$13.3	$11.3

    Total revenues increased by 81 percent from 1999 to 2000 and 18 percent from 1998 to 1999, in each case primarily as a result of increased contract revenues. Total contract revenues increased in 2000 from total contract revenues in 1999 because we recognized a full year of revenues under the Warner-Lambert CI-1042 and armed virus collaboration agreement, including a $3.7 million payment received upon the completion of a research milestone. This collaboration agreement was in effect for only four months of 1999. Total contract revenues are expected to decrease in 2001 from total contract revenues in 2000 because the cell cycle and inflammation collaboration agreements with Warner-Lambert are due to expire in August 2001. We do not anticipate extending the research term beyond this date. In January 1999, our research collaboration with Bayer concluded. Based on this research, we and Bayer identified a development candidate, and we are co-funding clinical trials with Bayer. As a result, we did not recognize any revenue in 2000 from this program. In June 1999, the collaboration program with Eli Lilly & Company expired pursuant to the terms of the agreement and as a result, we will not recognize any future revenues under this program.

    Research and Development Expenses.  Research and development expenses were $26.9 million in 2000, $23.6 million in 1999 and $25.4 million in 1998. The 2000 expense increase of 14 percent was primarily due to increased clinical trial expenses. In collaboration with Bayer, we have initiated a Phase I clinical trial of a raf kinase inhibitor and are currently co-funding 50 percent of clinical development costs. Also contributing to the increase in research and development expenses for 2000 were contract manufacturing expenses as production increased to provide CI-1042 for our Phase III clinical trials and various Phase I/II clinical trials. The 1999 expense decrease of seven percent was primarily due to the transition of the ras program from research to development. We expect to continue to expand the scope of our self-funded virus research and development programs in future periods, which may result in substantial increases in research and development expenses. Collaborators may not fund these research and development expenses.

    General and Administrative Expenses.  General and administrative expenses were $7.5 million in 2000, and $5.3 million in 1999 and 1998. The 2000 expense increase of 41 percent was primarily due to increased employee-related expenses for the hiring of additional staff. General and administrative expenses for 1999 and 1998 remained at essentially the same level. It is anticipated that general and administrative expenses may increase moderately in future periods to support our research and development efforts.

    Net Interest Income.  We had net interest income of $2.7 million in 2000, $0.8 million in 1999 and $1.7 million in 1998. The increase in net interest income in 2000 was principally due to the increased cash and investment balances from the $17.8 million private placement financing of common stock in January 2000, the $5.0 million common stock issuance to Warner-Lambert in February 2000, and the $48.1 million follow-on public offering of common stock in October 2000. This resulted in more interest income for the year ended December 31, 2000. Net interest income decreased by 50 percent in 1999 primarily due to a lower average balance of cash, cash equivalents and short-term investments.

Income Taxes

    Since our inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2000, our net operating loss carryforwards for federal income tax purposes were approximately $75.6 million and for state income tax purposes were approximately $3.1 million. We also had federal research and development tax credit carryforwards of approximately $2.8 million. If not utilized, the net operating loss and credit carryforwards will expire at various dates beginning in 2002 through 2020. Utilization of net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of our net operating loss and credit carryforwards before they can be used. Please read Note 9 of the Notes to the Financial Statements included in Item 8 of this Form 10-K for further information.

Liquidity and Capital Resources

    Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities and revenue from collaborative research and development agreements to fund our operations.

    At December 31, 2000, we had cash and investments of $82.0 million, compared to $14.5 million at December 31, 1999, and $32.2 million at December 31, 1998. The increase of $67.5 million in 2000 was attributable to several sources. In January 2000, we completed a private placement of common stock, which raised $17.8 million. In February 2000, we sold common stock to Warner-Lambert, which raised $5.0 million. In October 2000, we raised $48.1 million of net proceeds from our public offering of 3.45 million shares of our common stock. In addition, we received $4.5 million of cash from the exercise of stock options by our employees. These increases were partially offset by cash used in operations of $4.4 million, the repayment of debt of $2.2 million and capital expenditures of $1.6 million. The decrease of $17.7 million in 1999 was primarily due to cash used in operations of $14.7 million, repayment of debt of $2.2 million and capital expenditures of $1.3 million.

    Our cash used in operations was $4.4 million in 2000, $14.7 million in 1999 and $10.5 million in 1998. The cash was used primarily to fund increasing levels of research and development and the general and administrative expenses necessary to support increased operations. Expenditures for capital equipment amounted to $1.6 million in 2000, as compared to $1.3 million in 1999, and $1.2 million in 1998. We currently expect to make expenditures for capital equipment and leasehold improvements of approximately $4.4 million in 2001.

    We believe that our existing capital resources and interest thereon including the $5.0 million received from Warner-Lambert in March 2001 and anticipated revenues from existing collaborations will be sufficient to fund our current and planned operations through mid-2002. Changes in our research and development plans, revenues from collaborators or other changes affecting our operating expenses may result in the expenditure of these resources before mid-2002, and in any event, we will need to raise substantial additional capital to fund our operations in future periods. We intend to seek this additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

Recently Issued Accounting Standards

    In July 1999, the Financial Accounting Standards Board, or FASB, announced the delay of the effective date of Statement of Financial Reporting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS 133. Also, in June 2000, the FASB issued Statement of Financial Reporting Standards No. 138, an amendment to SFAS 133. SFAS 133, as amended, required that all derivative instruments be recorded on the balance sheet at their fair value. Change in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction. We must adopt SFAS 133 as amended, on January 1, 2001. Management does not currently expect that adoption of SFAS 133, as amended, will have a material impact on our financial position or results of operations.

    In March 2000, the FASB issued FASB Interpretation, or FIN, No. 44, "Accounting for Certain Transactions Involving Stock Compensation-an interpretation of Accounting Principles Board, or APB, Opinion No 25." FIN 44 clarifies the application of APB Opinion No. 25 and was effective July 1, 2000. The adoption of FIN 44 did not have a material effect on our financial position, operating results or cash flow.

    In December 1999, the Securities and Exchange Commission, or SEC, issued SEC Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Our current revenue recognition policy is consistent with the guidance of SAB 101, therefore, the adoption of SAB 101 on January 1, 2000, had no impact on our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we place our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We classify our cash equivalents or short-term investments as fixed rate if the rate of return on an instrument remains fixed over its term. As of December 31, 2000, all of our cash equivalents and short-term investments are classified as fixed rate.

    The table below presents the amounts and related weighted interest rates of Onyx's cash equivalents and short-term investments at December 31, 2000:

	Maturity	Fair Value (in $ millions)	Average Interest Rate
Cash equivalents, fixed rate	Daily	$75.1	6.30%
Short-term investments, fixed rate	0 - 1 year	$6.9	6.76%

Item 8.  Financial Statements and Supplementary Data

    Onyx's Financial Statements and notes thereto appear on pages 44 to 61 of this Annual Report on Form 10-K.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

    Not applicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant

    The information required by this item concerning our directors and executive officers is incorporated by reference from our 2001 Definitive Proxy Statement filed not later than 120 days following the close of the fiscal year ("the Definitive Proxy Statement").

Item 11.  Executive Compensation

    The information required under this item is hereby incorporated by reference from our 2001 Definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required under this item is hereby incorporated by reference from our 2001 Definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

    The information required under this item is hereby incorporated by reference from our 2001 Definitive Proxy Statement.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a)	(1)	Index to Financial Statements The Financial Statements required by this item are submitted in a separate section beginning on page 44 of this Report.
		Report of Ernst & Young LLP, Independent Auditors	44
		Balance Sheets	45
		Statements of Operations	46
		Statement of Stockholders' Equity	47
		Statements of Cash Flows	48
		Notes to Financial Statements	49
	(2)	Financial Statement Schedules
		Financial statement schedules have been omitted because the information required to be set forth therein is not applicable.
	(3)	Exhibits
Exhibit Number	Description of Document
3.1+	Restated Certificate of Incorporation of the Company.
3.2+	Bylaws of the Company.
3.3+	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
4.1+	Reference is made to Exhibits 3.1 and 3.2.
4.2+	Specimen Stock Certificate.
4.3+	Warrant to Purchase Series C Preferred Stock issued to Lease Management Services, Inc. on December 30, 1993.
4.4+	Amended and Restated Information and Registration Rights Agreement dated May 30, 1994 and as amended through May 16, 1995.
4.5+	Preferred Stock Purchase Agreement between the Company and Warner-Lambert dated May 4, 1995.
4.6+	Stock Purchase Agreement, dated January 12, 1998, among the Company, International Biotechnology Trust plc and Lombard Odier & Cie.
10.1+*	Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.
10.1(i)+*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 4, 1996.
10.2+*	Research, Development and Marketing Collaboration Agreement between Warner-Lambert Company and the Company, dated May 2, 1995.
10.2(i)+	Waiver of Certain Rights under the Research, Development and Marketing Agreement by Warner-Lambert Company dated as of March 28, 1996.
10.3+*	Compound Library Access Agreement between Warner-Lambert Company and the Company dated May 2, 1995.
10.4+*	Research and License Agreement between Eli Lilly & Company and the Company dated May 15, 1995 and the Collaborative Research and License Agreement between Eli Lilly and the Company dated June 12, 1996.

10.5+*	Technology Transfer Agreement dated April 24, 1992 between Chiron Corporation and the Company, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20, 1994 and in the Letter Agreement dated March 29, 1996.
10.6+	Scientific Advisory Board Consulting Agreement between Dr. Frank McCormick and the Company, as of March 29, 1996.
10.6(i)+	Letter Agreement for Consulting Services between Dr. Frank McCormick and the Company dated April 17, 1996.
10.7+	Promissory Note by Dr. Frank McCormick payable to the Company dated May 15, 1992.
10.8+	Promissory Notes by Dr. Frank McCormick payable to the Company dated November 1, 1993 and October 21, 1994.
10.9+	Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.
10.10+	Letter Agreement between Dr. William Gerber and the Company dated January 23, 1995.
10.11+	Credit Terms and Conditions dated October 28, 1995 between the Company and Imperial Bank; Addendum dated October 28, 1995; and Modification Letter dated December 29, 1995.
10.12+	Equipment Financing Agreement Number 10762 between Lease Management Services, Inc. and the Company, dated December 30, 1993 and Addendum thereto dated December 30, 1993.
10.13+	1996 Equity Incentive Plan.
10.14+	1996 Non-Employee Directors' Stock Option Plan.
10.15+	1996 Employee Stock Purchase Plan.
10.16+	Lease by and between Hall Properties, Inc. and the Company dated September 9, 1992, the First Amendment thereto dated April 21, 1993 and the Second Amendment thereto dated May 11, 1996.
10.17+	Form of Indemnity Agreement to be signed by executive officers and directors of the Company.
10.18+	Credit Terms and Conditions dated March 10, 1997 between the Company and Imperial Bank.
10.19+	Letter Agreement between Dr. Allan Balmain and the Company dated August 26, 1996, as amended March 13, 1997.
10.20+*	Amended and restated Research, Development and Marketing Collaboration Agreement dated May 2, 1995 between the Company and Warner-Lambert Company.
10.21+*	Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.
10.22+	Addendum to credit Terms and Conditions dated March 10, 1997 between the Company and Imperial Bank.
10.23+*	Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.
10.24+*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated February 1, 1999.
10.25+	Scientific Advisory Board Consulting Agreement effective September 10, 1999 between Allan Balmain and the Company including the First Amendment to Deed of Trust and Second Amended and Restated Promissory Note.
10.26+*	Collaboration Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.
10.27+	Stock Put and Purchase Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.

10.28+	Stock Purchase Agreement between the Company and the investors dated January 18, 2000.
10.29+	Third Amendment to Lease by and between the Metcalf Family Living Trust dated June 11, 1993 and the Company effective February 24, 2000.
10.30+	Employment Offer Letter between Helen Kim and the Company dated October 26, 1999.
10.31+*	Second Amendment to the Amended and Restated Research, Development and Marketing Agreement between Warner-Lambert and the Company dated May 2, 1995.
10.32+*	Second Amendment to Research, Development and Marketing Collaboration Agreement between Warner-Lambert and the Company dated July 31, 1997.
10.33+	Employment Offer Letter between Leonard E. Post, Ph.D. and the Company dated July 28, 2000.
10.34+**	Process Development and Manufacturing Agreement between XOMA (US) LLC and Onyx Pharmaceuticals, Inc., dated January 29, 2001.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to page 42.

+
Filed as an exhibit to Onyx's Registration Statement on Form SB-2 (No. 333-3176-LA), Onyx's Annual Reports on Form 10-K for the years ended December 31, 1997 and December 31, 1999, Onyx's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1996, March 31, 1997, September 30, 1997, March 31, 1999, September 30, 1999, June 30, 2000 and September 30, 2000, Onyx's Current Report on Form 8-K filed on January 26, 1998, Onyx's Current Report on Form 8-K filed on March 1, 2000, and Onyx's Current Report on Form 8-K filed on February 23, 2001, and incorporated herein by reference.

*
Confidential treatment has been received for portions of this document.

**
Confidential treatment has been requested for portions of this document.

(b)
Reports on Form 8-K

  None

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond, County of Contra Costa, State of California, on the 30th day of March, 2001.

ONYX PHARMACEUTICALS, INC.
By:	/s/ HOLLINGS C. RENTON Hollings C. Renton Chairman of the Board, President and Chief Executive Officer

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

Signature	Title	Date

/s/ HOLLINGS C. RENTON Hollings C. Renton	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)	March 30, 2001
/s/ MARILYN E. WORTZMAN Marilyn E. Wortzman	Controller (Principal Accounting Officer)	March 30, 2001
/s/ WOLF BUSSE Wolf Busse	Director	March 28, 2001
/s/ PAUL GODDARD Paul Goddard	Director	March 30, 2001

/s/ MAGNUS LUNDBERG Magnus Lundberg	Director	March 27, 2001
George A. Scangos	Director
/s/ NICOLE VITULLO Nicole Vitullo	Director	March 30, 2001
/s/ WENDELL WIERENGA Wendell Wierenga	Director	March 30, 2001

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Onyx Pharmaceuticals, Inc.

    We have audited the accompanying balance sheets of Onyx Pharmaceuticals, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onyx Pharmaceuticals, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

Palo Alto, California
February 23, 2001, except for Note 11,
as to which the date is March 8, 2001

ONYX PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS

	December 31,
	2000	1999
Current Assets:
Cash and cash equivalents	$75,126	$12,671
Short-term investments	6,868	1,792
Receivable from related party	2,254	3,300
Other current assets	829	460

Total current assets	85,077	18,223
Property and equipment, net	3,132	3,000
Notes receivable from related parties	322	386
Other assets	66	19

	$88,597	$21,628

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,056	$2,149
Accrued liabilities	1,038	1,194
Accrued clinical trials and related expenses	3,109	1,110
Accrued compensation	1,299	1,250
Deferred revenue	3,183	3,548
Long-term debt, current portion	183	2,199

Total current liabilities	10,868	11,450
Long-term debt, noncurrent portion	—	183
Long-term deferred revenue	833	2,333
Commitments
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,962,332 and 11,551,681 shares issued and outstanding as of December 31, 2000 and 1999, respectively	18	12
Additional paid-in capital	162,430	85,723
Accumulated deficit	(85,552)	(78,073)

Total stockholders' equity	76,896	7,662

	$88,597	$21,628

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2000	1999	1998
Revenue:
Contract revenue ($23,854, $11,718 and $9,607 from related parties during 2000, 1999 and 1998, respectively)	$23,854	$12,262	$10,808
Grant and other revenue	326	1,062	506

Total revenue	24,180	13,324	11,314
Operating expenses:
Research and development	26,879	23,627	25,383
General and administrative	7,508	5,341	5,275

Total operating expenses	34,387	28,968	30,658

Loss from operations	(10,207)	(15,644)	(19,344)
Interest income	2,860	1,158	2,225
Interest expense	(132)	(316)	(540)

Net loss	$(7,479)	$(14,802)	$(17,659)

Basic and diluted net loss per share	$(0.50)	$(1.29)	$(1.56)

Shares used in computing basic and diluted net loss per share	14,896	11,503	11,289

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share and per share amounts)

	Common Stock
			Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 1997	9,850,518	$10	$74,836	$(413)	$(45,612)	$28,821
Exercise of stock options at prices ranging from $0.0071 to $10.875 per share	153,870	—	159	—	—	159
Issuance of common stock for private placement (net of issuance costs of $154)	1,403,508	1	9,845	—	—	9,846
Amortization of deferred compensation	—	—	—	219	—	219
Issuance of common stock pursuant to employee stock purchase plan	44,561	—	233	—	—	233
Net loss	—	—	—	—	(17,659)	(17,659)

Balances at December 31, 1998	11,452,457	11	85,073	(194)	(63,271)	21,619
Exercise of stock options, net of repurchases, at prices ranging from $1.07 to $9.00 per share	72,577	1	211	—	—	212
Amortization of deferred compensation	—	—	—	194	—	194
Stock-based compensation, related to non-employee option grants	—	—	294	—	—	294
Issuance of common stock pursuant to employee stock purchase plan	26,647	—	145	—	—	145
Net loss	—	—	—	—	(14,802)	(14,802)

Balances at December 31, 1999	11,551,681	12	85,723	—	(78,073)	7,662
Exercise of stock options, at prices ranging from $0.0071 to $16.25 per share	648,938	1	4,542	—	—	4,543
Issuance of common stock for private placement, net of offering costs of $181	2,000,000	2	17,817	—	—	17,819
Issuance of common stock to Warner-Lambert	279,470	—	5,000	—	—	5,000
Issuance of common stock in connection with secondary public offering (net of issuance costs of $3,686)	3,450,000	3	48,061	—	—	48,064
Stock-based compensation, related to non-employee option grants	—	—	1,049	—	—	1,049
Issuance of common stock pursuant to employee stock purchase plan	32,243	—	238	—	—	238
Net loss	—	—	—	—	(7,479)	(7,479)

Balances at December 31, 2000	17,962,332	$18	$162,430	$—	$(85,552)	$76,896

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2000	1999	1998
Cash flows from operating activities
Net loss	$(7,479)	$(14,802)	$(17,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,460	2,030	2,022
Forgiveness of notes receivable.	47	150	127
Stock-based compensation and amortization of deferred compensation	1,049	488	219
Changes in assets and liabilities:
Receivable from related party	1,046	(3,300)	—
Other current assets	(389)	149	393
Other assets	(47)	40	(49)
Accounts payable	(93)	(222)	1,052
Accrued liabilities	(156)	(569)	283
Accrued clinical trials and related expenses	1,999	(1,066)	472
Accrued compensation	49	(101)	605
Deferred revenue	(1,865)	2,563	2,109
Deferred rent	—	(28)	(84)

Net cash used in operating activities	(4,379)	(14,668)	(10,510)

Cash flows from investing activities
Purchases of short-term investments	(11,074)	(2,783)	(12,492)
Sales and maturities of short-term investments	5,998	11,783	18,344
Capital expenditures	(1,592)	(1,300)	(1,191)
Notes receivable from related parties	37	113	37

Net cash (used in) provided by investing activities	(6,631)	7,813	4,698

Cash flows from financing activities
Borrowings under long-term debt	—	—	225
Payments on long-term debt	(2,199)	(2,199)	(2,110)
Net proceeds from issuances of common stock, net of repurchases	75,664	357	10,237

Net cash provided by (used in) financing activities	73,465	(1,842)	8,352

Net increase (decrease) in cash and cash equivalents	62,455	(8,697)	2,540
Cash and cash equivalents at beginning of year	12,671	21,368	18,828

Cash and cash equivalents at end of year	$75,126	$12,671	$21,368

Supplemental disclosure of cash flow information
Interest paid during the year	$141	$324	$540

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2000

Note 1. Summary of Significant Accounting Policies

The Company

    Onyx Pharmaceuticals, Inc. ("Onyx" or "the Company") was incorporated on February 14, 1992 and commenced operations on April 24, 1992. Onyx is engaged in the discovery and development of novel cancer therapies.

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

    Revenue related to the collaborative development expenses for CI-1042 with Warner-Lambert Company ("Warner-Lambert") is recognized as the expenses are incurred. Warner-Lambert is providing $40.0 million in funding for the Phase III clinical trials and other ongoing clinical development studies for CI-1042. The clinical development costs of products will be shared 75 percent by Warner-Lambert and 25 percent by Onyx, after Warner-Lambert has provided the committed funding for CI-1042. In addition, the Company received a $5.0 million up-front payment in 1999, for which revenue has been deferred, and is being recognized systematically over the periods that the fees are earned, ranging from two to four years.

    The Company receives certain revenue from United States government grants that supports the Company's research effort in defined research projects. These grants generally provide for reimbursement of approved costs incurred as defined in the various grants. Revenue of $245,000, $431,000 and $456,000 was recognized in 2000, 1999 and 1998, respectively. Revenue associated with these grants was recognized as costs under each grant were incurred.

Use of Estimates and Reclassifications

    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, certain amounts that were previously reported have been reclassified to conform to the current period presentation.

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

    Management determines the appropriate classification of securities at the time of purchase. At December 31, 2000 and 1999, all securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive loss. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. The estimated fair values have been determined by the Company using available market information. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in the statements of operations. There were no such gains or losses, realized or unrealized, in each of the three years ended December 31, 2000, 1999, and 1998, respectively. Interest and dividends on securities classified as available-for-sale are included in interest income.

Property and Equipment

    Property and equipment are stated on the basis of cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally two to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally three to ten years.

Stock-Based Compensation

    The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with FAS 123 and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The option arrangements are subject to periodic remeasurement over their vesting terms. The Company recorded compensation expense related to option grants to non-employees of $1.0 million for the year ended December 31, 2000, $294,000 for the year ended December 31, 1999, and none for the year ended December 31, 1998.

Net Loss Per Share

    Basic and diluted net loss per share are presented in conformity with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period.

    A reconciliation of shares used in the calculation of basic and diluted net loss per share follows:

	Year ended December 31,
	2000	1999	1998
	(In thousands, except per share amounts)
Basic and Diluted
Weighted average shares of common stock outstanding	14,896	11,503	11,292
Shares subject to repurchase	—	—	(3)

Weighted average shares of common stock outstanding used in computing basic and diluted net loss per share	14,896	11,503	11,289

Basic and diluted net loss per share	$(0.50)	$(1.29)	$(1.56)

    The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive for each of the years ended December 31:

	2000	1999	1998
	(In thousands)
Stock options for the purchase of shares of common stock	1,795	2,011	1,483

Comprehensive Loss

    As of January 1, 1998, the Company adopted FASB Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income." The adoption of SFAS 130 had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains or losses on available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive loss. During the years ended December 31, 2000, 1999 and 1998, total comprehensive loss equaled net loss.

Concentration of Credit Risk and Significant Research Partners

    Financial instruments that potentially subject Onyx to concentration of credit risk consist principally of cash equivalents, short-term investments and trade receivables. Onyx invests cash that is not required for immediate operating needs principally in money market funds and corporate securities.

    Onyx' research partners are currently concentrated in the United States and one partner accounted for 99 percent of revenue for the year ended December 31, 2000. Onyx performs evaluations of its partners' financial condition and does not require collateral.

Recently Issued Accounting Standards

    In July 1999, the FASB announced the delay of the effective date of Statement of Financial Reporting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS 133. Also, in June 2000, the FASB issued Statement of Financial Reporting Standards No. 138, an amendment to SFAS 133. SFAS 133, as amended, required that all derivative instruments be recorded on the balance sheet at their fair value. Change in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction. The Company must adopt SFAS 133 as amended, on January 1, 2001. Management does not currently expect that adoption of SFAS 133, as amended, will have a material impact on the Company's financial position or results of operations.

    In March 2000, the FASB issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation—an interpretation of Accounting Principles Board (APB) Opinion No 25." FIN 44 clarifies the application of APB Opinion No. 25 and was effective July 1, 2000. The adoption of FIN 44 did not have a material effect on Onyx Pharmaceuticals' financial position, operating results or cash flow.

    In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Onyx believes that its current revenue recognition policy is consistent with the guidance of SAB 101. Therefore, the adoption of SAB 101 on January 1, 2000 had no impact on the Company's financial position or results of operations.

Note 2. Collaborative Agreements

Warner-Lambert Company

CI-1042 and Two Armed Therapeutic Viruses

    Effective September 1999, the Company entered into an agreement with Warner-Lambert for the purpose of developing and commercializing CI-1042 and two armed therapeutic viruses. Under the terms of this agreement, the Company has the right to co-promote CI-1042 and the two armed virus products with Warner-Lambert in the United States and Canada. The Company also has the right to share equally in resulting profits or losses in these territories. Additionally, Warner-Lambert is responsible for commercializing the products in the rest of the world and is obligated to pay the Company a royalty on net sales in these markets.

    Warner-Lambert will provide $40.0 million in funding for the Phase III clinical trials and other clinical development studies for CI-1042. The clinical development costs of the products will be shared 75 percent by Warner-Lambert and 25 percent by Onyx after Warner-Lambert has provided the committed funding of $40.0 million for CI-1042. In addition, Warner-Lambert will provide support for the research and pre-clinical development of the two new armed anticancer therapeutic viruses. When a product candidate is selected for clinical development, Onyx may co-fund 25 percent of the development costs to retain profit-sharing and co-promotion rights in North America. If the Company chooses not to, or does not, fund its 25 percent portion of the development expenses and does not provide the minimum level of promotional support, then Onyx would not share in the profits and instead would receive a royalty on net sales.

    Under terms of the agreement, Warner-Lambert made an up-front payment of $5.0 million in October 1999, and the Company received the right to require Warner-Lambert to purchase an equity investment of $5.0 million in both 2000 and 2001. The Company exercised the first of its two rights in February 2000 by issuing 279,470 of its common shares to Warner-Lambert. In addition, the Company exercised its second right in March 2001 by issuing 460,872 of its common shares to Warner-Lambert. See Note 11, "Subsequent Events."

    Revenue recognized under this agreement was $18.6 million for the year ended December 31, 2000. This included $12.9 million for research and clinical development funding, $3.7 million for a payment received upon the completion of a research milestone and $2.0 million related to the amortization of the $5.0 million up-front payment received in 1999. The up-front payment has been included in deferred revenue and is being recognized over the period when the fees are earned, ranging from two to four years. For the year ended December 31, 1999, revenue recognized under this agreement was $4.0 million. This included $3.3 million for clinical development funding and $667,000 related to the amortization of the up-front payment. Expenses related to this program were $20.1 million in 2000 and $14.4 million in 1999. At December 31, 2000 and 1999, Onyx held a $2.3 million and $3.3 million receivable from Warner-Lambert, respectively, related to Phase III clinical trials and other development studies for CI-1042.

Cell Cycle Agreement

    In May 1995, the Company entered into a research and development collaboration agreement with Warner-Lambert to discover and commercialize small molecule drugs that restore control of or otherwise intervene in the misregulated cell cycle in tumor cells. Under this agreement, the Company developed screening assays for jointly selected targets, and transferred these assays to Warner-Lambert for screening of their compound library to identify active compounds. Warner-Lambert is responsible for subsequent medicinal chemistry and preclinical investigations on the active compounds. Warner-Lambert is obligated to conduct and fund all clinical development, make regulatory filings and manufacture for sale the collaboration compounds. Research under this agreement has been extended through August 2001, but the Company does not expect the research term under this agreement to extend beyond this date. Thereafter, Warner-Lambert may develop products identified during the research term and the Company could receive milestone payments on clinical development and registration and royalties on worldwide sales of these marketed products.

    Revenues recognized under these agreements were $2.5 million, $2.7 million and $2.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Expenses related to these agreements were $3.2 million, $3.0 million and $3.1 million for the years ended December 31, 2000, 1999, and 1998, respectively.

Inflammation Agreement

    In July 1997, the Company entered into a three-year research and development collaboration agreement with Warner-Lambert to discover and commercialize small molecule drugs for the treatment of acute and chronic inflammatory disorders. The obligations of the parties are similar to those agreed to under the cell cycle program agreement and each party must dedicate a specified minimum number of researchers to the collaboration. Research under this agreement has been extended through August 2001, but the Company does not expect the research term under this agreement to extend beyond this date. Thereafter, Warner-Lambert may develop products identified during the research term and the Company could receive milestone payments based on the development and registration of any resulting products and royalties on worldwide sales of these marketed products.

    Revenues recognized under this agreement were $2.7 million, $3.3 million and $3.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. Expenses related to this agreement were $2.8 million, $2.9 million and $2.3 million for the years ended December 31, 2000, 1999, and 1998, respectively.

Bayer Corporation

    In May 1994, the Company entered into a five-year collaborative agreement with Bayer Corporation, to discover, develop and market compounds that inhibit the function, or modulate the activity, of the ras signaling pathway or that appropriately modulate the activity of this pathway to treat cancer and other diseases. The Company and Bayer concluded collaborative research under this agreement in 1999. Based on this research, the Company and Bayer identified a development candidate, a compound that inhibits ras signaling in cells by inhibiting raf kinase. In collaboration with Bayer, we have initiated a Phase I clinical trial in Germany, the United States, Canada and Belgium.

    Bayer has paid all the costs of research and preclinical development of this drug candidate. Under our agreement with Bayer, we have the opportunity to co-fund 50 percent of clinical development costs worldwide, excluding Japan. With the initiation of Phase I clinical trials, we are currently co-funding 50 percent of clinical development costs. Bayer will fund 100 percent of development costs in Japan and pay us a royalty on sales. If we continue to co-fund and we exercise our right to co-promote in the United States, we would share equally in profits or losses. If we continue to co-fund but do not co-promote in the United States, Bayer would first receive a portion of the product revenues to repay Bayer for its commercialization infrastructure, before determining our share of profits and losses. In other parts of the world except Japan, Bayer would also receive this preferential distribution. If we elect to share in development costs, Bayer would pay us substantial development milestone payments based on the product's progress through clinical trials. These milestone payments would be repayable to Bayer from our share of profits and royalties. At any time during product development, either company may terminate its participation in development costs, in which case the other party would retain exclusive rights to the product on a royalty-bearing basis. If we do not continue to bear 50 percent of product development costs, Bayer would retain exclusive, worldwide rights to this product candidate and would pay royalties to us on net sales.

    No revenues were recognized under this agreement in 2000. Revenues recognized were $1.8 million and $3.7 million for the years ended December 31, 1999 and 1998, respectively. Our share for funding the clinical development costs, which commenced in July 2000, was $2.3 million for 2000. Research expenses related to this contract were $300,000 and $4.3 million for the years ended December 31, 1999 and 1998, respectively.

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

    Revenue recognized under this agreement was $543,000 and $1,200,000 for the years ended December 31, 1999 and 1998, respectively. Expenses related to this agreement were $635,000 and $1.2 million for the years ended December 31, 1999 and 1998, respectively.

Note 3. Investments

    The following is a summary of available-for-sale marketable securities:

	Estimated Fair Value
	December 31,
	2000	1999
	(In thousands)
Cash equivalents:
U.S. corporate securities	$—	$3,952
Money market funds	75,125	8,719

Total cash equivalents	$75,125	$12,671

Short-term investments:
U.S. corporate securities	$6,868	$1,792

    As of December 31, 2000 and 1999, the difference between the fair value and the amortized cost of available-for-sale securities was insignificant. The average portfolio maturity is approximately eight months, and the contractual maturity of each of the investments does not exceed one year.

Note 4. Property and Equipment

    Property and equipment consist of the following:

	December 31,
	2000	1999
	(In thousands)
Machinery and equipment	$8,369	$7,440
Furniture and fixtures	589	565
Leasehold improvements	4,228	4,141

	13,186	12,146
Less accumulated depreciation and amortization	(10,054)	(9,146)

	$3,132	$3,000

Note 5. Long-Term Debt

Line of Credit

    In March 1997, the Company borrowed $6,596,000 under a line of credit arrangement with a bank that bears an interest rate of prime plus 1%. Equal monthly payments of principal plus interest are required in order to repay the outstanding balance by January 15, 2001. The line is secured by certain assets of the Company and contains covenants related to maintaining debt-to-equity ratios, tangible net worth minimums, cash and investment balances, as well as a restriction on paying dividends or repurchasing stock. As of December 31, 2000, $183,000 was outstanding on the line of credit at an annual interest rate of 10.5%.

Note 6. Facility Lease

    The Company occupies a total of approximately 62,000 square feet of office and laboratory space in Richmond, California. The lease for the Company's primary facility expires in April 2005 with an option to extend the lease for an additional five years. The lease for the majority of space in the Company's secondary facility expires in September 2010 with renewal options at the end of the lease for two subsequent five-year terms. The lease for 3,000 square feet in the Company's secondary facility expires in October 2003 with renewal options at the end of the lease term for three years and four years. Minimum annual rental commitments under all operating leases at December 31, 2000 are as follows (in thousands):

Year ending December 31:
2001	$771
2002	790
2003	804
2004	796
2005	327
Thereafter	418

$3,906

    Rent expense for the years ended December 31, 2000, 1999 and 1998, was approximately $614,000, $423,000 and $408,000, respectively.

Note 7. Related Party Transactions

    The Company has loans with certain former employees of which $322,000 and $386,000 were outstanding at December 31, 2000 and 1999, respectively. These loans bear interest at rates ranging from 0.0% to 6.49% per annum.

Note 8. Stockholders' Equity

    In March 1996, the Board amended and restated the 1992 Incentive Stock Plan, renamed it as the 1996 Equity Incentive Plan (the "Incentive Plan") and reserved 1,725,000 shares for issuance under the Incentive Plan. At the Company's annual meetings of stockholders in June 2000, May 1999, May 1998 and May 1997, an additional 400,000, 300,000, 300,000 and 600,000 shares, respectively, were authorized for issuance under the Incentive Plan. The Incentive Plan provides for grants to employees and consultants of the Company. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors, but cannot be less than 100 percent of the fair market value of the common stock on the date of grant.

    In March 1996, the Board adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 100,000 shares of common stock. At the Company's annual meetings of stockholders in June 2000 and May 1998, an additional 75,000 and 75,000 shares, respectively, were authorized for issuance. The Purchase Plan is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan will be equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date.

    In March 1996, the Board adopted the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") and reserved 175,000 shares for issuance to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. At the Company's annual meeting of stockholders in June 2000, an additional 75,000 shares were authorized for issuance.

Note 8.  Stockholders' Equity (Continued)

    The following table summarizes option activity under all plans:

	Outstanding and Exercisable Stock Options
	Shares Available	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 1997	534,922	1,403,506	$6.46
Shares authorized	300,000	—	—
Options granted	(350,106)	350,106	$7.15
Options exercised	—	(153,870)	$1.03
Options forfeited	116,532	(116,532)	$6.76

Balances at December 31, 1998	601,348	1,483,210	$7.17
Shares authorized	300,000	—	—
Options granted	(811,850)	811,850	$6.99
Options exercised	—	(74,912)	$2.83
Options forfeited	208,701	(208,701)	$9.24

Balances at December 31, 1999	298,199	2,011,447	$7.05
Shares authorized	475,000	—	—
Options granted	(791,600)	791,600	$14.60
Options exercised	—	(648,938)	$7.06
Options forfeited	359,453	(359,453)	$7.33

Balances at December 31, 2000	341,052	1,794,656	$10.16

    The range of exercise prices for options outstanding at December 31, 2000 was $0.0714 to $28.625. The following table summarizes information about options outstanding and exercisable at December 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual life Remaining (In years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.07-$5.75	191,610	4.38	$1.59	191,610	$1.59
$5.88-$6.13	183,535	8.14	$5.99	183,535	$5.99
$6.19-$7.63	220,197	7.36	$7.20	214,363	$7.20
$7.69-$8.88	224,110	8.44	$8.31	224,110	$8.31
$8.94-$9.81	91,249	8.11	$9.40	91,249	$9.40
$9.88-$10.00	189,412	9.52	$10.00	189,412	$10.00
$10.13-$12.00	227,518	6.77	$11.43	226,684	$11.43
$12.06-$16.00	217,800	9.55	$13.40	167,800	$13.59
$16.25-$24.69	214,725	9.37	$19.45	209,725	$19.51
$25.19-$28.63	34,500	9.34	$27.38	34,500	$27.38

Total	1,794,656	7.99	$10.16	1,732,988	$10.08

    At December 31, 2000 and December 31, 1999, there were no shares subject to repurchase. At December 31, 1998, 2,709 shares of common stock were subject to repurchase. As of December 31,

2000, the Company has reserved 2,226,544 common shares for future issuances under all stock option plans and the employee stock purchase plan.

    The Company recorded deferred compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's common stock, as determined by the Board of Directors, for options granted in 1995 and 1996. Such options were granted at $1.07 per share with a deemed fair value ranging from $1.14 to $5.50 per share. Deferred compensation of approximately $934,000 was recorded in conjunction with the granting of these options. This compensation expense was amortized over the vesting period of the related options, generally one to four years. Deferred compensation was fully amortized in 1999. Amortization of $194,000 and $219,000 was recorded in 1999 and 1998, respectively.

    Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

    Options granted at fair value:

	Year Ended December 31,
	2000	1999	1998
Risk-free interest rate	6.32%	5.55%	5.30%
Expected life	4.2 years	3.6 years	4.0 years
Expected volatility	1.000	.800	.746
Expected dividends	None	None	None
Weighted average option fair value	$10.54	$4.07	$4.09

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of its employee stock options is amortized to expense over the options vesting period. The Company's pro forma information follows:

	Year Ended December 31,
	2000	1999	1998
	(In thousands, except per share amounts)
Pro forma net loss	$(10,216)	$(16,501)	$(19,194)
Pro forma net loss per share	$(0.69)	$(1.43)	$(1.70)

    No options were granted at below fair value for the years ended December 31, 2000, 1999 and 1998.

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

    Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2000	1999
	(In thousands)
Net operating loss carryforwards	$25,900	$25,600
Research and development credit carryforwards	4,100	5,300
Capitalized research and development	4,000	2,400
Other	500	200

Total deferred tax assets	34,500	33,500
Valuation allowance	(34,500)	(33,500)

Net deferred tax assets	$—	$—

    Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $6,300,000 and $8,296,000 in the fiscal years 1999 and 1998, respectively.

    At December 31, 2000, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $75,600,000 and $3,100,000, respectively, which expire in the tax years 2002 through 2020. At December 31, 2000, the Company has research and development credit carryforwards for federal income tax purposes of approximately $2,800,000, which expire in the tax years 2008 through 2020. At December 31, 2000, the Company has research and development credit carryforwards for state income tax purposes of approximately $1,900,000, which do not expire.

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

Note 10. Quarterly Financial Data (Unaudited)

	2000
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share data)
Total revenues	$4,338	$4,995	$9,010	$5,837
Net income (loss)	(3,333)	(3,904)	1,438	(1,680)
Basic and diluted net income (loss) per share	(0.19)	(0.27)	0.10	(0.12)
	1999
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share data)
Total revenues	$6,601	$1,696	$1,808	$3,219
Net loss	(1,647)	(4,798)	(5,249)	(3,108)
Basic and diluted net loss per share	(0.14)	(0.42)	(0.46)	(0.27)

Note 11. Subsequent Events (Unaudited)

    On January 29, 2001, the Company entered into a process development and manufacturing relationship with XOMA (US) LLC. Under the terms of the agreement, XOMA will develop a large-scale process and will manufacture CI-1042 for clinical trials and commercial production.

    On March 8, 2001, the Company issued and sold 460,872 shares of its common stock at a purchase price of $10.849 per share as the second of two stock issuances in connection with the collaboration agreement with Warner-Lambert dated October 13, 1999 and effective September 1, 1999. The Company received proceeds of $5.0 million from the exercise of its right to require Warner-Lambert to purchase additional equity in 2001.

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1+	Restated Certificate of Incorporation of the Company.
3.2+	Bylaws of the Company.
3.3+	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
4.1+	Reference is made to Exhibits 3.1 and 3.2.
4.2+	Specimen Stock Certificate.
4.3+	Warrant to Purchase Series C Preferred Stock issued to Lease Management Services, Inc. on December 30, 1993.
4.4+	Amended and Restated Information and Registration Rights Agreement dated May 30, 1994 and as amended through May 16, 1995.
4.5+	Preferred Stock Purchase Agreement between the Company and Warner-Lambert dated May 4, 1995.
4.6+	Stock Purchase Agreement, dated January 12, 1998, among the Company, International Biotechnology Trust plc and Lombard Odier & Cie.
10.1+*	Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.
10.1(i)+*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 4, 1996.
10.2+*	Research, Development and Marketing Collaboration Agreement between Warner-Lambert Company and the Company, dated May 2, 1995.
10.2(i)+	Waiver of Certain Rights under the Research, Development and Marketing Agreement by Warner-Lambert Company dated as of March 28, 1996.
10.3+*	Compound Library Access Agreement between Warner-Lambert Company and the Company dated May 2, 1995.
10.4+*	Research and License Agreement between Eli Lilly & Company and the Company dated May 15, 1995 and the Collaborative Research and License Agreement between Eli Lilly and the Company dated June 12, 1996.
10.5+*	Technology Transfer Agreement dated April 24, 1992 between Chiron Corporation and the Company, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20, 1994 and in the Letter Agreement dated March 29, 1996.
10.6+	Scientific Advisory Board Consulting Agreement between Dr. Frank McCormick and the Company, as of March 29, 1996.
10.6(i)+	Letter Agreement for Consulting Services between Dr. Frank McCormick and the Company dated April 17, 1996.
10.7+	Promissory Note by Dr. Frank McCormick payable to the Company dated May 15, 1992.
10.8+	Promissory Notes by Dr. Frank McCormick payable to the Company dated November 1, 1993 and October 21, 1994.
10.9+	Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.
10.10+	Letter Agreement between Dr. William Gerber and the Company dated January 23, 1995.
10.11+	Credit Terms and Conditions dated October 28, 1995 between the Company and Imperial Bank; Addendum dated October 28, 1995; and Modification Letter dated December 29, 1995.

10.12+	Equipment Financing Agreement Number 10762 between Lease Management Services, Inc. and the Company, dated December 30, 1993 and Addendum thereto dated December 30, 1993.
10.13+	1996 Equity Incentive Plan.
10.14+	1996 Non-Employee Directors' Stock Option Plan.
10.15+	1996 Employee Stock Purchase Plan.
10.16+	Lease by and between Hall Properties, Inc. and the Company dated September 9, 1992, the First Amendment thereto dated April 21, 1993 and the Second Amendment thereto dated May 11, 1996.
10.17+	Form of Indemnity Agreement to be signed by executive officers and directors of the Company.
10.18+	Credit Terms and Conditions dated March 10, 1997 between the Company and Imperial Bank.
10.19+	Letter Agreement between Dr. Allan Balmain and the Company dated August 26, 1996, as amended March 13, 1997.
10.20+*	Amended and restated Research, Development and Marketing Collaboration Agreement dated May 2, 1995 between the Company and Warner-Lambert Company.
10.21+*	Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.
10.22+	Addendum to credit Terms and Conditions dated March 10, 1997 between the Company and Imperial Bank.
10.23+*	Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.
10.24+*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated February 1, 1999.
10.25+	Scientific Advisory Board Consulting Agreement effective September 10, 1999 between Allan Balmain and the Company including the First Amendment to Deed of Trust and Second Amended and Restated Promissory Note.
10.26+*	Collaboration Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.
10.27+	Stock Put and Purchase Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.
10.28+	Stock Purchase Agreement between the Company and the investors dated January 18, 2000.
10.29+	Third Amendment to Lease by and between the Metcalf Family Living Trust dated June 11, 1993 and the Company effective February 24, 2000.
10.30+	Employment Offer Letter between Helen Kim and the Company dated October 26, 1999.
10.31+*	Second Amendment to the Amended and Restated Research, Development and Marketing Agreement between Warner-Lambert and the Company dated May 2, 1995.
10.32+*	Second Amendment to Research, Development and Marketing Collaboration Agreement between Warner-Lambert and the Company dated July 31, 1997.
10.33+	Employment Offer Letter between Leonard E. Post, Ph.D. and the Company dated July 28, 2000.

10.34+**	Process Development and Manufacturing Agreement between XOMA (US) LLC and Onyx Pharmaceuticals, Inc., dated January 29, 2001.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to page 42.

+
Filed as an exhibit to Onyx's Registration Statement on Form SB-2 (No. 333-3176-LA), Onyx's Annual Reports on Form 10-K for the years ended December 31, 1997 and December 31, 1999, Onyx's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1996, March 31, 1997, September 30, 1997, March 31, 1999, September 30, 1999, June 30, 2000 and September 30, 2000, Onyx's Current Report on Form 8-K filed on January 26, 1998, Onyx's Current Report on Form 8-K filed on March 1, 2000, and Onyx's Current Report on Form 8-K filed on February 23, 2001, and incorporated herein by reference.

*
Confidential treatment has been received for portions of this document.

**
Confidential treatment has been requested for portions of this document.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I.
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II.
  Item 5. Market For Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III.
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV.
  Item 14. Exhibits, Financial Statement Schedules and Reports On Form 8-K
SIGNATURES
EXHIBIT INDEX