Form 10-Q
period 2001-03-31
ONYX PHARMACEUTICALS INC
filed 2001-05-15
CIK 1012140

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-28298

ONYX PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3154463 (IRS Employer ID Number)

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

(XX) Yes ( ) No

    The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 18,428,394 as of May 4, 2001.

ONYX PHARMACEUTICALS, INC.

INDEX

PART I: FINANCIAL INFORMATION

ONYX PHARMACEUTICALS, INC.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

CONDENSED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2001	December 31, 2000
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$67,374	$75,126
Marketable securities	10,551	6,868
Receivable from related party	4,300	2,254
Other current assets	1,166	829

Total current assets	83,391	85,077
Property and equipment, net	3,067	3,132
Notes receivable from related parties	275	322
Other assets	2,154	66

	$88,887	$88,597

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,232	$2,056
Accrued liabilities	1,203	1,038
Accrued clinical trials and related expenses	5,450	3,109
Accrued compensation	974	1,299
Deferred revenue	2,715	3,183
Long-term debt, current portion	—	183

Total current liabilities	11,574	10,868
Long-term deferred revenue	708	833
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 18,428,102 and 17,962,332 shares issued and outstanding as of March 31, 2001 and December 31, 2000, respectively	18	18
Additional paid-in capital	167,382	162,430
Accumulated deficit	(90,795)	(85,552)

Total stockholders' equity	76,605	76,896

	$88,887	$88,597

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Revenue:
Contract and other revenue	$85	$112
Contract revenue from related parties	4,651	5,725

Total revenue	4,736	5,837

Operating expenses:
Research and development	9,385	6,070
General and administrative	1,732	1,842

Total operating expenses	11,117	7,912

Loss from operations	(6,381)	(2,075)
Interest income, net	1,138	395

Net loss	$(5,243)	$(1,680)

Basic and diluted net loss per share	$(0.29)	$(0.12)

Shares used in computing basic and diluted net loss per share	18,085	13,462

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(5,243)	$(1,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355	429
Forgiveness of notes receivable	4	10
Stock-based compensation	(83)	662
Changes in assets and liabilities:
Receivable from related party	(2,046)	1,165
Other current assets	(341)	(63)
Other assets	(2,088)	(7)
Accounts payable	(824)	(1,033)
Accrued liabilities	129	268
Accrued clinical trials and related expenses	2,341	53
Accrued compensation	(325)	(674)
Deferred revenue	(593)	(595)
Deferred rent	36	—

Net cash used in operating activities	(8,678)	(1,465)

Cash flows from investing activities:
Purchases of marketable securities	(6,233)	(4,238)
Sales and maturities of marketable securities	2,550	1,791
Capital expenditures	(290)	(366)
Notes receivable from related parties	47	18

Net cash used in investing activities	(3,926)	(2,795)

Cash flows from financing activities:
Payments on long-term debt	(183)	(550)
Net proceeds from issuances of common stock	5,035	25,057

Net cash provided by financing activities	4,852	24,507

Net (decrease) increase in cash and cash equivalents	(7,752)	20,247
Cash and cash equivalents at beginning of period	75,126	12,671

Cash and cash equivalents at end of period	$67,374	$32,918

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2001

(Unaudited)

Note 1. Basis of Presentation

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any other future operating periods.

    The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the financial statements and footnotes thereto included in the Onyx Pharmaceuticals, Inc. (the "Company" or "Onyx") Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2. Net Loss Per Share

    Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Common stock equivalents have been excluded since their effect would be antidilutive.

Note 3. Comprehensive Loss

    During the three-month periods ended March 31, 2001 and March 31, 2000, total comprehensive loss equaled net loss.

Note 4. Adoption of Statement of Financial Reporting Standards No. 133

    On January 1, 2001, we adopted Statement of Financial Reporting Standards No. 133, ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Change in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction. The adoption of SFAS 133, as amended, did not have a material impact on our financial position or results of operations.

Note 5. XOMA (US) LLC Agreement

    On January 29, 2001, the Company entered into a process development and manufacturing agreement with XOMA (US) LLC. Under the terms of the agreement, XOMA will develop a large-scale manufacturing process and will manufacture CI-1042 (ONYX-015) for clinical trials and commercial production. Terms of the agreement include an initial payment of $2.0 million, payments for development work and material produced, and payments upon achieving key milestones. The initial payment was deferred and is being amortized over five years.

Note 6. Sale of Equity Securities

    On March 8, 2001, the Company issued and sold 460,872 shares of its common stock at a purchase price of $10.849 per share as the second of two stock issuances in connection with the October 1999 collaboration agreement with Warner-Lambert Company, a wholly-owned subsidiary of Pfizer, Inc. The Company received aggregate proceeds of $5.0 million.

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

Overview

    We are developing innovative products for the treatment of cancer. Based on our proprietary virus technology, we are developing our lead product, CI-1042, formerly known as ONYX-015. We have completed two Phase II clinical trials evaluating CI-1042 as a treatment for head and neck cancer. Based on the data from these trials, we initiated a Phase III clinical trial of CI-1042 administered by intratumoral injection in patients with head and neck cancer. This Phase III clinical trial is being conducted in conjunction with Warner-Lambert, our collaborator for the development and commercialization of CI-1042. We are also evaluating CI-1042 in clinical trials for several additional cancer indications. In addition to CI-1042, we are conducting a number of research and development programs based on our virus technology as well as our small molecule drug discovery efforts. In collaboration with Bayer Corporation, we have initiated a Phase I clinical trial of a raf kinase inhibitor in patients with cancer. Further, we are developing human viruses that selectively replicate in and kill cancer cells based on mutations or loss of function of the retinoblastoma, or RB, tumor suppressor gene. Pending the final results of ongoing preclinical studies, we intend to file an investigational new drug application, or IND, for a product candidate from the RB program in 2002.

    We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, primarily due to expenses associated with the expansion of our self-funded virus research and development programs. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 2001, our accumulated deficit was approximately $90.8 million.

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

    In January 2001, we signed a process development and manufacturing agreement with XOMA (US) LLC. Under the terms of the agreement, XOMA will develop a large-scale manufacturing process and will manufacture CI-1042 for clinical trials and commercial production. Terms of the agreement include an initial payment of $2.0 million, payments for development work and material produced, and payments upon achieving key milestones. The initial payment was deferred and is being amortized over five years.

    In March 2001, we issued and sold 460,872 shares of common stock to Warner-Lambert in a private placement, at a price of $10.849 per share, for aggregate proceeds of $5 million.

Results of Operations

Three months ended March 31, 2001 and 2000.

Revenues

    Our revenues decreased 19 percent to $4.7 million for the three months ended March 31, 2001 as compared to $5.8 million for the three months ended March 31, 2000. Revenues for both periods were primarily attributable to amounts earned under collaboration agreements with Warner-Lambert. The decrease in revenues for the three months ended March 31, 2001 as compared to the same period in 2000 is due primarily to the receipt of a payment in the first quarter of 2000 under the inflammation collaboration, and a similar payment was not received this year. Additionally, staffing on the cell cycle collaboration was lower in the three months ended March 31, 2001 as compared to the same period last year resulting in reduced revenue for these efforts.

Research and Development Expenses

    Research and development expenses increased 55 percent to $9.4 million for the three months ended March 31, 2001 as compared with $6.1 million for the same period in 2000. The increase in expenses for the three months ended March 31, 2001 as compared to the same period in 2000 was primarily due to increased clinical trial expenses. In July 2000 in collaboration with Bayer Corporation, we initiated a Phase I clinical trial of a ras pathway inhibitor. We are currently co-funding 50 percent of clinical development costs. Increased contract manufacturing expenses related to the process development and manufacturing agreement signed with XOMA in January 2001 also contributed to the increase in research and development expenses for the three months ended March 31, 2001. We expect to continue to expand the scope of our self-funded virus research and development programs in future periods, which may result in substantial increases in research and development expenses. Collaborators may not fund these research and development expenses.

General and Administrative Expenses

    General and administrative expenses decreased 6 percent to $1.7 million for the three months ended March 31, 2001 as compared with $1.8 million for the three months ended March 31, 2000. It is anticipated that general and administrative expenses may increase moderately in future periods to support our research and development efforts.

Net Interest Income

    We had net interest income of $1.1 million for the three months ended March 31, 2001 as compared with $0.4 million for the three months ended March 31, 2000. The increase in net interest income was principally due to increased cash and investment balances from the $48.1 million follow-on public offering of common stock in October 2000 and the $5.0 million common stock issuance to Warner-Lambert in March 2001, resulting in more interest income for the current period.

Liquidity and Capital Resources

    Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities and revenues from collaborative research and development agreements to fund our operations.

    At March 31, 2001, we had cash, cash equivalents and marketable securities of $77.9 million compared with $82.0 million at December 31, 2000. The decrease in cash and marketable securities of $4.1 million at March 31, 2001, compared with December 31, 2000, is due to cash used in operations of $8.7 million, offset by the sale of our common stock to Warner-Lambert in March 2001, which raised $5.0 million.

    Total capital expenditures for equipment and leasehold improvements for the three-month period ended March 31, 2001, were $0.3 million. We currently expect to make expenditures for capital equipment of approximately $4.0 million for the remainder of 2001.

    We believe that our existing capital resources and interest thereon including the $5.0 million received from Warner-Lambert in March 2001 and anticipated revenues from existing collaborations will be sufficient to fund our current and planned operations through mid-2002. Changes in our research and development plans, revenues from collaborators or other changes affecting our operating expenses may result in the expenditure of these resources before mid-2002, and in any event, we will need to raise substantial additional capital to fund our operations in future periods. We intend to seek this additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

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

    The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. The FDA may not accept the results of our Phase III clinical trial, or accept as sufficient for market approval other elements of the application that we may file for CI-1042. The FDA may require changes in our current trials or may require additional clinical trials, which may be extensive, expensive and time-consuming. We cannot market CI-1042 unless we receive regulatory approval.

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

    We currently rely on a sole source contract manufacturer for the supply of CI-1042 for our Phase III clinical trial. We are aware of only a limited number of manufacturers who we believe would have the ability and capacity to manufacture this product or any other therapeutic viruses we may develop. Our contract manufacturer has produced multiple batches of material for our Phase III clinical trial, however, our contract manufacturer has experienced production problems resulting in failed batches. We may need to modify the current process to minimize batch failures. In addition, we and Warner-Lambert have held up final release of some of the batches until the manufacturer completes documentation that complies with Warner-Lambert's and our manufacturing standards. As a result, we have limited the number of clinical trial sites that are enrolling patients including sites in the Phase III clinical trial. Ten clinical sites for the Phase III trial have been open for enrollment, however, to date only two sites have been supplied with CI-1042. We will continue to limit the number of clinical sites that are enrolling patients for the Phase III clinical trial until product release is occurring on a routine basis.

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

    To date, our contract manufacturers have produced CI-1042 using small-scale processes. No one has produced replicating human viruses using a commercial-scale manufacturing process. We have developed a process that we believe will be scaleable; however, we and our contract manufacturer for our Phase III clinical trial have experienced production problems using this process that have resulted in failed batches. We may need to make additional process changes and operational changes to make the manufacturing process more reliable and to make the process easier for us to develop into a larger commercial-scale manufacturing process. If we are unable to improve the large scale manufacturing process, we may not increase the number of clinical trials for CI-1042 and the number of sites enrolling patients. If we are unable to expand the number of clinical trials, clinical sites enrolling patients and patients receiving CI-1042, the results from our clinical trials, in particular our Phase III clinical trial, will be delayed and we will not receive regulatory approval without the results from these trials.

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

    We are currently discussing with Warner-Lambert amending the collaboration agreement to include using XOMA as a commercial manufacturer of CI-1042. If we are unsuccessful in amending the collaboration agreement, we may have to bear the full manufacturing costs from XOMA, including any up-front payments. Further, if Warner-Lambert asserts its right as the sole manufacturer of CI-1042 for commercial supply, we may have to rely on Warner-Lambert for commercial supply of CI-1042 rather than XOMA and the timing for the availability of the commercial supply will depend on Warner-Lambert's decision to invest in a commercial manufacturing facility. Depending on the timing and the nature of the investment, we may experience a delay in completing our Phase III clinical trial and submitting applications to the FDA for regulatory approval.

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

    As of March 31, 2001, we had an accumulated deficit of approximately $90.8 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs. We have derived no significant revenues from product sales or royalties. We expect to incur significant and increasing operating losses over the next several years as we expand our research and development efforts, preclinical testing and clinical trial and manufacturing activities, including the 2001 manufacturing contract with XOMA. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the establishment or termination of collaborations, the timing and amount of collaboration payments under the terms of our collaborative agreements, or the initiation, success or failure of clinical trials.

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

    The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Our patents, or patents that we license from others, may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. We may not have been the first to make the inventions covered by each of our issued or pending applications or we may not have been the first to file patent applications for such inventions. Competitors may have independently developed technologies similar to ours. Competitors may challenge or circumvent our patents or patent applications. Courts may find our patents invalid. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization, which would reduce or eliminate any advantage the patents may give us.

    We may need to license the right to use third-party patents and intellectual property to develop and market our products. We may not acquire such required licenses on acceptable terms, if at all. If we do not obtain such licenses, we may need to design around other parties' patents, or we may not be able to proceed with the development, manufacture or sale of our products. We may face litigation to defend against claims of infringements, assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the scope and validity of others' proprietary rights.

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

    Our executive officers, directors and 5 percent stockholders own, in the aggregate, approximately 23 percent of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

    Bayer, a collaborative party, has the right to have its nominee elected to our board of directors as long as we continue to collaborate on the development of a compound. In addition, International Biotechnology Trust plc has the right to have its nominee elected to our board of directors as long as it continues to own at least 66 2/3 percent of our common stock it purchased in January 1998. Because of these rights and ownership and voting arrangements, our officers, directors and principal stockholders may be able to effectively control the election of all members of the board of directors and to determine all corporate actions.

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

Provisions in Delaware law, our charter and executive change in control severance benefits agreements may prevent or delay a change of control.

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

    In February 2001, we entered into change of control severance agreements with each of our executive officers. Under these agreements, in the event an executive officer's employment is terminated within 13 months of the effective date of a change in control, he or she would be entitled to severance benefits, including the vesting of stock options held by him or her.

    The provisions of these change of control severance agreements may have the effect of delaying or preventing a change of control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we place our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We classify our cash equivalents or marketable securities as fixed rate if the rate of return on an instrument remains fixed over its term. As of March 31, 2001, all of our cash equivalents and marketable securities are classified as fixed rate. There were no significant changes in our market risk exposures during the three months ended March 31, 2001. For further discussion of our market risk exposures, refer to Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2000.

PART II: OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

    On March 8, 2001, the Company issued and sold to Warner-Lambert 460,872 shares of its Common Stock at a purchase price of $10.849 per share pursuant to the exercise of the Second Put contained in the Stock Put and Purchase Agreement dated October 13, 1999 and effective September 1, 1999. The Company received an aggregate of $5.0 million from the exercise of the Second Put. The issuance and sale of the Company's Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D.

Item 6. Exhibits and Reports on Form 8-K

  a)
  Exhibits

    Exhibit 10.35 Form of Executive Change in Control Severance Benefits Agreement

  b)
  Reports on Form 8-K

    On January 16, 2001, the Company filed a Current Report on Form 8-K, reporting under Item 9 that pursuant to Regulation FD that the Company is furnishing information with respect to presentations made by scientists and clinical investigators at the EORTC/NCI/AACR meeting on November 7, 2000.

    On February 23, 2001, the Company filed a Current Report on Form 8-K, reporting under Item 5 that on January 29, 2001, the Company entered into a strategic process development and manufacturing relationship with XOMA (US) LLC in which XOMA will develop a large-scale process and will manufacture CI-1042 for clinical trials and large-scale production.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.
Date: May 15, 2001	By:	/s/ HOLLINGS C. RENTON Hollings C. Renton Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)
Date: May 15, 2001	By:	/s/ MARILYN E. WORTZMAN Marilyn E. Wortzman Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
10.35	Form of Executive Change in Control Severance Benefits Agreement

QuickLinks

INDEX
PART I: FINANCIAL INFORMATION
PART I: FINANCIAL INFORMATION
  Item 1: Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II: OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
EXHIBIT INDEX