Form 10-Q
period 2001-06-30
ONYX PHARMACEUTICALS INC
filed 2001-08-14
CIK 1012140

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 0-28298

ONYX PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3154463
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

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

(XX)  Yes              (  ) No

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 18,506,897 as of July 31,2001.

ONYX PHARMACEUTICALS,
INDEX

PART I: FINANCIAL INFORMATION

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

CONDENSED BALANCE SHEETS
(In thousands, except shares and per share amounts)

	June 30, 2001	December 31, 2000
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$47,691	$75,126
Marketable securities	25,463	6,868
Receivable from related party	4,811	2,254
Other current assets	1,522	829

Total current assets	79,487	85,077
Property and equipment, net	3,777	3,132
Notes receivable from related parties	275	322
Other assets	2,015	66

	$85,554	$88,597

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,778	$2,056
Accrued liabilities	5,227	5,520
Accrued clinical trials and related expenses	6,868	3,109
Long-term debt, current portion	—	183

Total current liabilities	13,873	10,868
Long-term deferred revenue	583	833
Stockholders' equity:
Common stock	18	18
Additional paid-in capital	167,764	162,430
Accumulated deficit	(96,684)	(85,552)

Total stockholders' equity	71,098	76,896

	$85,554	$88,597

See accompanying notes.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue:
Contract revenue from related parties	$5,259	$8,945	$9,910	$14,670
Contract and other revenue	83	65	168	177

Total revenue	5,342	9,010	10,078	14,847
Operating expenses:
Research and development	10,288	6,300	19,673	12,370
General and administrative	1,831	1,818	3,563	3,660

Total operating expenses	12,119	8,118	23,236	16,030

Income (loss) from operations	(6,777)	892	(13,158)	(1,183)
Interest income, net	888	546	2,026	941

Net income (loss)	$(5,889)	$1,438	$(11,132)	$(242)

Basic and diluted net income (loss) per share	$(0.32)	$0.10	$(0.61)	$(0.02)

Shares used in computing basic net income (loss) per share	18,434	14,239	18,260	13,852

Shares used in computing diluted net income (loss) per share	18,434	14,788	18,260	13,852

See accompanying notes.

CONDENSED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(11,132)	$(242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	758	783
Other	103	783
Changes in assets and liabilities:
Receivable from related party	(2,557)	858
Other current assets	(701)	(207)
Other assets	(1,949)	(16)
Accounts payable	(278)	(467)
Accrued liabilities	414	269
Accrued clinical trials and related expenses	3,759	52
Accrued compensation	(249)	(395)
Deferred revenue	(708)	224

Net cash (used in) provided by operating activities	(12,540)	1,642

Cash flows from investing activities:
Purchases of short-term investments	(23,952)	(4,977)
Sales and maturities of short-term investments	5,357	2,788
Capital expenditures	(1,440)	(922)
Notes receivable from related parties	47	34

Net cash (used in) investing activities	(19,988)	(3,077)

Cash flows from financing activities:
Payments on long-term debt	(183)	(1,099)
Net proceeds from issuances of common stock, net of repurchases	5,276	25,640

Net cash provided by financing activities	5,093	24,541

Net (decrease) increase in cash and cash equivalents	(27,435)	23,106
Cash and cash equivalents at beginning of period	75,126	12,671

Cash and cash equivalents at end of period	$47,691	$35,777

See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any other future operating periods.

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

Note 2.  Net Income (Loss) Per Share

Basic net income (loss) per share and diluted net income (loss) per share are presented in conformity with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," for all periods presented. Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common equivalent shares outstanding during the period. Dilutive potential common equivalent shares consist of stock options.

Note 3.  Comprehensive Income (Loss)

During the three-month and six-month periods ended June 30, 2001 and June 30, 2000, total comprehensive income (loss) equaled net income (loss).

Note 4.  Recently Issued Accounting Pronouncements

On January 1, 2001, we adopted Statement of Financial Reporting Standards No. 133, or FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Change in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction. The adoption of FAS 133, as amended, did not have a material impact on our financial position or results of operations.

On June 29, 2001, the FASB approved the final standards resulting from its deliberations on the business combinations project. The FASB issued two statements in late July 2001, Statement of Financial Accounting Standards No. 141, or FAS 141, on Business Combinations and FAS 142 on Goodwill and Other Intangible Assets. FAS 141 became effective for any business combinations initiated after June 30, 2001 and also included the criteria for the recognition of intangible assets separately from goodwill. FAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. The adoption of FAS 141 did not have a material impact on our financial position or results of operations. Additionally, the adoption of FAS 142 is not expected to have a significant impact on our financial position at transition.

Note 5.  XOMA (US) LLC Agreement

On January 29, 2001, the Company entered into a process development and manufacturing agreement with XOMA (US) LLC. Under the terms of the agreement, XOMA will develop a large-scale manufacturing process and will manufacture ONYX-015 (CI-1042) for clinical trials and commercial production. Terms of the agreement included an initial payment of $2.0 million, payments for development work and material produced, and payments upon achieving key milestones. The initial payment was deferred and is being amortized over five years.

Note 6.  Sale of Equity Securities

On March 8, 2001, the Company issued and sold 460,872 shares of its common stock at a purchase price of $10.849 per share as the second of two stock issuances in connection with the October 1999 collaboration agreement with Warner-Lambert Company, a wholly-owned subsidiary of Pfizer Inc. The Company received aggregate proceeds of $5.0 million.

Note 7.  Subsequent Event

On August 8, 2001, the Company announced that Onyx and Warner-Lambert have amended their collaboration agreement for the development and commercialization of ONYX-015. The Company will regain full rights to develop and commercialize ONYX-015 for head and neck cancer and other cancers that are treated via direct injections to the tumors and other local and regional routes of administration. The Company will fund all costs associated with these efforts and will retain all profit derived from worldwide sales of ONYX-015 in these indications, subject to the potential re-establishment of the original collaboration agreement. Warner-Lambert will retain development rights for ONYX-015 for cancers where the drug is administered intravenously. The parties have discontinued the clinical trials of ONYX-015 administered intravenously, and the Company will utilize all available drug supply for the Phase III clinical trial in recurrent head and neck cancer as well as other clinical trials involving local or regional administration. Once adequate drug supply for the intravenous trials is available, Warner-Lambert will have the option to pursue the development and regulatory approval of ONYX-015 for intravenous administration at its own cost. If Warner-Lambert exercises its option and if ONYX-015 receives marketing approval for intravenous administration in the United States, Onyx and Warner-Lambert will re-establish the collaboration under the terms of the original collaboration agreement for all indications. At that time, the Company and Warner-Lambert will co-promote ONYX-015 in the United States and Canada and will share equally in resulting profits. Additionally, the Company and Warner-Lambert will reconcile the financials so that the development costs incurred by each party reflect the financial terms provided under the original collaboration agreement. Onyx and Warner-Lambert will continue their collaboration under the research, development and commercialization agreement for two additional virus products, including a prodrug armed virus and a cytokine armed virus.

Concurrent with the amendment of the ONYX-015 collaboration, Onyx and Warner-Lambert amended their existing agreements in the field of inflammation and cell cycle control to define more precisely the fields of activity and modify license agreements under those arrangements.

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

Overview

We are developing innovative products for the treatment of cancer. Based on our proprietary virus technologies, we are developing our lead product, ONYX-015 (CI-1042). We have completed two Phase II clinical trials evaluating ONYX-015 as a treatment for head and neck cancer. Based on the data from these trials, we initiated a Phase III clinical trial of ONYX-015 administered by direct injection into the tumor in patients with head and neck cancer. This Phase III clinical trial has been conducted in conjunction with Warner-Lambert. We are also evaluating ONYX-015 in clinical trials for several additional cancer indications. In addition to ONYX-015, we are conducting a number of research and development programs based on our virus technologies as well as our small molecule drug discovery efforts. In collaboration with Bayer Corporation, we are conducting a Phase I clinical trial of a raf kinase inhibitor in patients with cancer. Further, we are developing human viruses that selectively replicate in and kill cancer cells based on mutations or loss of function of the retinoblastoma, or RB, tumor suppressor gene. Pending the final results of ongoing preclinical studies, we intend to file an investigational new drug application, or IND, for a product candidate from the RB program in 2002.

On August 8, 2001, we announced that Onyx and Warner-Lambert have amended their collaboration agreement for the development and commercialization of ONYX-015. We will regain full rights to develop and commercialize ONYX-015 for head and neck cancer and other cancers that are treated via direct injections to the tumors and other local and regional routes of administration. We will fund all costs associated with these efforts and will retain all profit derived from worldwide sales of ONYX-015 in these indications, subject to the potential re-establishment of the original collaboration agreement. Warner-Lambert will retain development rights for ONYX-015 for cancers where the drug is administered intravenously. The parties have discontinued the clinical trials for ONYX-015 administered intravenously, and Onyx will utilize all available drug supply for the Phase III clinical trial in recurrent head and neck cancer as well as other clinical trials involving local or regional administration. Once adequate drug supply for the intravenous trials is available, Warner-Lambert will have the option to pursue the development and regulatory approval of ONYX-015 for intravenous administration at its own cost. If Warner-Lambert does not exercise their option to reinitiate clinical trials for intravenous administration, we would attempt to establish one or more collaborative relationships for the development of ONYX-015. If Warner-Lambert exercises its option and if ONYX-015 receives marketing approval for intravenous administration in the United States, Onyx and Warner-Lambert will re-establish the collaboration under the terms of the original collaboration agreement for all indications. At that time, ONYX and Warner-Lambert will co-promote ONYX-015 in the United States and Canada and will share equally in resulting profits. Additionally, we will reconcile the financials so that the development costs incurred by each party reflect the financial terms provided under the original collaboration agreement. Onyx and Warner-Lambert will continue the collaboration for the research and development of two additional virus products, including a prodrug armed virus and a cytokine armed virus. Based on the amendment to the collaboration agreement with Warner-Lambert for the development and commercialization of ONYX-015, we will substantially increase our self-funded research and development expenses in future periods to cover the development of ONYX-015.

We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, primarily due to expenses associated with the expansion of our self-funded virus research and development programs, including the development and commercialization of ONYX-015 in local/regional indications. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 2001, our accumulated deficit was approximately $96.7 million.

Our business is subject to significant risks, including the risks inherent in our research and development efforts, the results of the ONYX-015 clinical trials, dependence on collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. We do not expect to generate revenues from the sale of proposed products in the foreseeable future. We expect that all of our revenues in the foreseeable future will be generated from collaboration agreements.

Results of Operations

Three and six months ended June 30, 2001 and 2000.

Revenues

Our revenues decreased 41 percent to $5.3 million for the three months ended June 30, 2001 and 32 percent to $10.1 million for the six months ended June 30, 2001 as compared to the same periods in 2000. Revenues were $9.0 million for the three months ended June 30, 2000 and $14.8 million for the six months ended June 30, 2000. Revenues for the three and six months ended June 30, 2001 and the same periods in 2000 were primarily attributable to amounts earned for research performed under our collaborations with Warner-Lambert. Total revenue for the three months ended June 30, 2000 also included a $3.7 million payment received upon the completion of a research milestone related to our agreement with Warner-Lambert for the armed virus collaboration. Based on the amendment to the collaboration agreement with Warner-Lambert for the development and commercialization of ONYX-015 that was announced subsequent to the end of the second quarter, our revenues under that agreement will stop until clinical trials for intravenous indications are reinitiated.

Research and Development Expenses

Research and development expenses increased 63 percent to $10.3 million for the three months ended June 30, 2001 and 59 percent to $19.7 million for the six months ended June 30, 2001 as compared with $6.3 million and $12.4 million for the same periods in 2000. The increase in research and development expenses for the three and six months ended June 30, 2001 as compared to the same periods in 2000 was primarily due to increased contract manufacturing expenses related to the process development and manufacturing agreement signed with XOMA (US) LLC in January 2001. Increased clinical trial expenses related to our collaboration with Bayer Corporation for the Phase I clinical trial of a ras pathway inhibitor, which was initiated in July 2000, also contributed to the increase in research and development expenses for the three and six months ended June 30, 2001. We are currently co-funding 50 percent of clinical development costs. Based on the amendment to the collaboration agreement with Warner-Lambert for the development and commercialization of ONYX-015 that was announced subsequent to the end of the second quarter, we will substantially increase our self-funded research and development expenses in future periods to cover the development of ONYX-015. If Warner-Lambert does not exercise its option to develop and commercialize ONYX-015 for intravenous administration, we may seek new collaborators for ONYX-015. We cannot assure you that we will enter into a collaborative arrangement to cover these research and development expenses. Even if we enter into a collaborative agreement, it may not be on terms favorable to us.

General and Administrative Expenses

General and administrative expenses increased one percent to $1.8 million for the three months ended June 30, 2001 and decreased 3 percent to $3.6 million for the six months ended June 30, 2001 as compared with $1.8 million and $3.7 million for the same periods in 2000. Although general and administrative expenses remained relatively stable as compared to the prior periods, they may increase moderately in future periods to support our research and development efforts.

Net Interest Income

We had net interest income of $0.9 million for the three months ended June 30, 2001 and $2.0 million for the six months ended June 30, 2001 as compared with $0.5 million and $0.9 million for the same periods in 2000. The increase in net interest income was principally due to increased cash and investment balances from the $48.1 million follow-on public offering of common stock in October 2000 and the $5.0 million common stock issuance to Warner-Lambert in March 2001, resulting in more interest income for the current period.

Liquidity and Capital Resources

Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities and revenues from collaborative research and development agreements to fund our operations.

At June 30, 2001, we had cash, cash equivalents and marketable securities of $73.2 million compared with $82.0 million at December 31, 2000. The decrease in cash and marketable securities of $8.8 million at June 30, 2001, compared with December 31, 2000, is due to cash used in operations of $12.5 million and $1.4 million for capital expenditures, offset by the sale of our common stock to Warner-Lambert in March 2001, which raised $5.0 million.

Total capital expenditures for equipment and leasehold improvements for the six-month period ended June 30, 2001, were $1.4 million. We currently expect to make expenditures for capital equipment of approximately $2.5 million for the remainder of 2001.

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

Business Risks

If we are not able to demonstrate the effectiveness of ONYX-015 in our clinical trials or if our clinical trials are delayed, we may be unable to commercialize ONYX-015.

We have completed Phase II clinical trials designed to obtain safety and effectiveness trend information for ONYX-015 for the treatment of head and neck cancer, both as a single agent and in combination with chemotherapy. Based on data from these Phase II clinical trials, we are conducting a Phase III clinical trial designed to obtain effectiveness information for ONYX-015 for the treatment of recurrent disease. Historically, many companies have failed to demonstrate the effectiveness of pharmaceutical products in Phase III clinical trials notwithstanding favorable results in Phase II clinical trials. We may fail to demonstrate desired effectiveness levels in our Phase III clinical trial of ONYX-015. In addition, we may observe previously unforeseen side effects. We may fail to extend the findings of previous clinical trials in our Phase III clinical trial of ONYX-015, including similar tumor response rates, duration of tumor response or safety.

The process of obtaining Food and Drug Administration, or FDA, and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. The FDA may not accept the results of our Phase III clinical trial, or accept as sufficient for market approval other elements of the application that we may file for ONYX-015. The FDA may require changes in our current trials or may require additional clinical trials, which may be extensive, expensive and time-consuming. We cannot market ONYX-015 unless we receive regulatory approval.

In addition, in our clinical trials we treat patients who have failed conventional treatments and who are in advanced stages of cancer. During the course of treatment, these patients may die or suffer adverse medical effects for reasons that may be unrelated to ONYX-015. These adverse effects may impact the interpretation of clinical trial results.

We may fail to demonstrate that ONYX-015 is effective for the treatment of other types of cancer even if ONYX-015 is proven effective for the treatment of head and neck cancer.

We are initially developing ONYX-015 for treatment of head and neck cancer, using direct injection into the tumor, or intratumoral injection. Even if we are successful in developing ONYX-015 for this type of cancer, we may not demonstrate that ONYX-015 is effective in the treatment of a broader array of cancer types. We have conducted a Phase I/II clinical trial for treatment of liver metastases of colorectal cancer with ONYX-015 administered through intrahepatic artery infusion. The Phase I/II clinical trial in liver metastases of colorectal cancer is based on a small number of patients, and we may not reproduce the results from these clinical trials in future clinical trials with additional patients. In addition, we may not succeed in our efforts to deliver ONYX-015 to tumors through routes other than intratumoral injection. If we are not successful in developing additional routes of administration for ONYX-015, or establishing its effectiveness in a broad range of cancer types, ONYX-015 may not have a broad commercial use.

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

We currently rely on a sole source or limited number of sources for the manufacturing of ONYX-015, and if these sources are unable or unwilling to deliver the required quantities, we may not be able to find replacement manufacturers, which could result in a delay in clinical trials or in regulatory approval.

We currently rely on a sole source contract manufacturer for the supply of ONYX-015 for our Phase III clinical trial. We are aware of only a limited number of manufacturers who we believe would have the ability and capacity to manufacture this product or any other therapeutic viruses we may develop. Our contract manufacturer has produced multiple batches of material for our Phase III clinical trial, however, our contract manufacturer has experienced production problems resulting in failed batches. We may need to modify the current process to increase the yield. In addition, we have held up final release of some of the batches until the manufacturer completes documentation that complies with our manufacturing standards. As a result, we have limited the number of clinical trial sites that are enrolling patients including sites in the Phase III clinical trial. Ten clinical sites for the Phase III trial have been initiated, and six are open for enrollment. We will continue to limit the number of clinical sites that are enrolling patients for the Phase III clinical trial until product release is occurring on a routine basis.

If our current sole source contract manufacturer is unable or unwilling to deliver the required quantities of ONYX-015 on a regular basis or terminates our relationship, we will have to rely on XOMA to manufacture ONYX-015. We do not expect XOMA to begin supplying us with ONYX-015 before the first quarter of 2002. This could delay our clinical trials and our applications for regulatory approval with the FDA. If XOMA fails to supply us with sufficient materials, we may be forced to incur additional expenses to pay for the manufacture of materials using a replacement contract manufacturer, if we can find a replacement manufacturer, or to develop our own manufacturing capabilities which may not occur within a reasonable amount of time or at commercially reasonable rates.

No one has manufactured replicating human viruses on a large scale; if we are unable to develop an effective process to manufacture ONYX-015 on a large scale, our clinical trials and regulatory approval would be delayed.

To date, our contract manufacturers have produced ONYX-015 using small-scale processes. No one has produced replicating human viruses using a commercial-scale manufacturing process. We have developed a process that we believe will be scaleable; however, we and our contract manufacturer for our Phase III clinical trial have experienced production problems using this process that have resulted in failed batches. We may need to make additional process changes and operational changes to make the manufacturing process more reliable and to make the process easier for us to develop into a larger commercial-scale manufacturing process. If we are unable to improve the large scale manufacturing process, we may not increase the number of clinical trials for ONYX-015 and the number of sites enrolling patients. If we are unable to expand the number of clinical trials, clinical sites enrolling patients and patients receiving ONYX-015, the results from our clinical trials, in particular our Phase III clinical trial, will be delayed and we will not receive regulatory approval without the results from these trials.

XOMA may not be able to produce commercial quantities of ONYX-015, which could delay regulatory approval.

To obtain regulatory approval for ONYX-015, we will need to treat a percentage of the patients in our Phase III clinical trial using ONYX-015 produced from the same manufacturing process and in the same manufacturing facility that we intend to use following FDA approval. We have recently executed a process development and manufacturing agreement with XOMA to modify the process and to produce large quantities of ONYX-015.

We will need to modify the manufacturing process to produce large quantities of ONYX-015 and to lower the cost by improving the efficiency of the process. To modify the manufacturing process and to meet our quality standards for ONYX-015, in conjunction with XOMA, we will need to spend a significant amount of time and capital and complete a substantial amount of experimentation. In conjunction with XOMA, we will need to expand and modify existing manufacturing facilities to produce commercial quantities of ONYX-015. XOMA has not manufactured large-scale viral products in the past and, together with us, may not successfully establish a commercially feasible manufacturing process.

In addition, XOMA may terminate our process development and manufacturing agreement with us for any reason by providing notice 48 months in advance.

If we do not treat patients in our Phase III clinical trial with product from the process manufactured at the new facility, the FDA will most likely require a bridging study to show that the ONYX-015 produced from the new process is comparable to ONYX-015 produced from our existing manufacturing process at our contract manufacturer's existing facility. Filing of our applications for regulatory approval may be delayed if we:

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

Our strategy for developing, manufacturing and commercializing our products and obtaining regulatory approval depends in large part upon maintaining and entering into collaborative agreements with pharmaceutical companies or other collaborators. We have entered into a number of collaborative agreements with different parties, including research, development and marketing agreements with Warner-Lambert and Bayer. We and Warner-Lambert recently amended our collaborative agreements to give us the full rights to develop and commercialize ONYX-015 for cancers treated via local or regional administration and to give us the responsibility for the clinical development, regulatory approval and commercialization of ONYX-015 for those indications. Warner-Lambert retained an option for development rights of ONYX-015 administered in patients intravenously.

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

Warner-Lambert may not exercise its option to continue development of ONYX-015 administered intravenously.

We recently amended our collaborative agreements with Warner-Lambert, and received full rights to develop ONYX-015 administered regionally or locally. Consequently, we now have the responsibility for the clinical development, regulatory approval and commercialization of ONYX-015 administered locally and regionally. Warner-Lambert is focused on commercializing ONYX-015 for indications where ONYX-015 is administered intravenously to treat tumors systemically over indications where ONYX-015 is administered locally or regionally, such as intratumoral injections or intrahepatic artery infusions. As part of this amendment, we granted Warner-Lambert an option to develop ONYX-015 administered intravenously under the terms of the original collaborative agreement once we have sufficient drug supply available from large-scale production processes.

Warner-Lambert may choose not to exercise its option to develop ONYX-015 administered intravenously under the terms of the original collaborative agreement. Even if Warner-Lambert chooses to exercise its option, the clinical trials with patients who receive ONYX-015 intravenously may not generate sufficient evidence of anti-tumor activity for Warner-Lambert to continue the collaboration.

If Warner-Lambert chooses not to exercise its rights to develop ONYX-015 intravenously or discontinues the collaboration, we would be solely responsible for the cost of clinical trials for intravenous administration. In addition, we would not have access to Warner-Lambert's sales and marketing capabilities and expertise to commercialize ONYX-015 as provided in the agreement. Further, if Warner-Lambert does not exercise this option, we would attempt to establish one or more collaborative relationships for the development of ONYX-015. We cannot assure you that we will enter into any collaborative arrangements, or if we do, that these arrangements will be on terms favorable to us.

Chiron may have preferential rights to establish collaborations with us, which may complicate our future collaborative arrangements.

We were established in April 1992 by means of a transfer from Chiron Corporation to us of the drug discovery program conducted at Chiron by Dr. Frank McCormick, our scientific founder, and his research team. Under the agreement executed at that time, we granted Chiron preferential rights to receive product licenses in the fields of diagnostics and vaccines, and also established a mechanism for our making proposals to Chiron for future collaborations. Chiron has advised us that it believes this mechanism requires us to offer gene therapy programs to Chiron before licensing any of these programs to a third party. We and Chiron have different interpretations of this agreement as it relates to the scope of Chiron's rights. We executed our agreement with Warner-Lambert for the development of ONYX-015 and two other virus products pursuant to a waiver letter from Chiron. If Chiron does not grant us further waivers and asserts rights under the April 1992 agreement, or if disputes arise, we may encounter difficulties or delays in entering into future collaborations for other product candidates.

We do not fully understand the biological characteristics of our therapeutic viruses, and their interactions with other drugs and the human immune and other defense systems, which may cause us to fail to demonstrate the safety and effectiveness of our products in clinical trials.

Therapeutic viruses are novel and we are still determining the biological characteristics of these viruses. For example, in our clinical trials to date, we have achieved the best results when ONYX-015 is used in combination with standard chemotherapy drugs, but we are uncertain as to the reasons for and the nature of the interaction of the virus with these drugs. In addition, we are still investigating the response of the human immune system to our therapeutic viruses, and the immune system may play a role in limiting the tumor-killing effect of our therapeutic viruses. We also do not know the extent the human body may clear our therapeutic viruses from circulation in the bloodstream and limit the tumor-killing activity of our therapeutic viruses. Further, we are uncertain as to whether the killing activity of ONYX-015 is specific to cells having the abnormal function involving the p53 gene. Moreover, we do not understand all of the many factors that contribute to the formation of each individual patient's cancer. These factors include not only the cancer type, but also the pressures within the tumor and the presence of normal cells and fibrous tissue within the tumor. These factors make each tumor unique. Because of the variety of factors, some cancer patients respond to a particular type of cancer therapy while others do not, even among patients with the same cancer type. The novelty and scientific uncertainties regarding our therapeutic viruses and the uniqueness of human cancers from patient-to-patient increase the risk that we will not successfully develop our product candidates or prove their safety and effectiveness in clinical trials. Even if we succeed in developing our product candidates, our product candidates may not have a therapeutic effect in a broad patient population.

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

We intend to enter into agreements with third parties to market and sell most of our products if we receive regulatory approval for a product, including ONYX-015 for local or regional administration. We may not be able to enter into marketing and sales agreements with others on acceptable terms, if at all. To the extent that we enter into marketing and sales agreements with other companies, our revenues, if any, will depend on the efforts of others. We also have the right under our collaboration agreements to co-promote our products in conjunction with our collaborators. If we are unable to enter into third-party agreements or if we are exercising our rights to co-promote a product, then we will be required to develop marketing and sales capabilities. We may not successfully establish marketing and sales capabilities or have sufficient resources to do so. If we do not develop marketing and sales capabilities, we may not meet our co-promotion obligations under our collaboration agreements, which could result in our losing these co-promotion rights. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations and we will incur additional expenses.

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

We have a history of losses, and we expect to continue to incur losses.

As of June 30, 2001, we had an accumulated deficit of approximately $96.7 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs. We have derived no significant revenues from product sales or royalties. We expect our research and development expenses to increase dramatically as we take primary responsibility for the clinical development of ONYX-015. We also expect to incur significant and increasing operating losses over the next several years as we expand our research and development efforts, preclinical testing and clinical trial and manufacturing activities, including the 2001 manufacturing contract with XOMA, and as our revenues from Warner-Lambert under our collaborations decrease. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the establishment or termination of collaborations, the timing and amount of collaboration payments under the terms of our collaborative agreements, or the initiation, success or failure of clinical trials.

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

We will require substantial additional funds to conduct the costly and time-consuming research, preclinical testing and clinical trials necessary to develop our technology and proposed products, and to establish or maintain relationships with collaborative parties. In particular, our need for additional funds has increased and accelerated following the amendment of our collaboration agreement with Warner-Lambert and our entering into a manufacturing agreement with XOMA. Our future capital requirements will depend upon a number of factors, including:

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

Specifically, we are aware of patent applications filed in the United States and abroad that, if they were to issue, would cover ONYX-015 and other viruses that selectively replicate. We are aware of patents that might cover our RB selective viruses and may cover our method for producing and purifying viruses. We are also aware of patent applications that claim enzymes for converting drugs to their active forms for treating disease, including cancers, and claim methods of delivering the enzymes using a virus. We may be unable to commercialize our products affected by these patents, if any of these patents are issued and we are unable to:

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

The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our stock price include:

  •
  results of clinical trials;

  •
  ability to accrue patients;

  •
  ability to manufacture sufficient supply of ONYX-015;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we place our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We classify our cash equivalents or marketable securities as fixed rate if the rate of return on an instrument remains fixed over its term. As of June 30, 2001, all of our cash equivalents and marketable securities are classified as fixed rate. There were no significant changes in our market risk exposures during the six months ended June 30, 2001. For further discussion of our market risk exposures, refer to Part II, Item 7A., "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2000.

PART II: OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    Our Annual Meeting of Stockholders was held on May 30, 2001. The results of the matters voted upon at the meeting were:

  (a)
  Each of the nominees to the Board of Directors was elected to serve until our annual meeting of stockholders in 2004. The nominees were: Wolf-Dieter Busse, 14,631,152 common shares for and 388,485 withheld; and Nicole Vitullo, 14,640,485 common shares for and 379,152 withheld.

  (b)
  The stockholders approved the 1996 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 900,000 shares:

        5,908,079 common shares for, 1,114,026 against, 150,847 abstaining, and 7,846,685 broker non-votes.

  (c)
  The stockholders approved the 1996 Non-Employee Directors' Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 75,000 shares:

        6,237,837 common shares for, 782,019 against, 153,096 abstaining and 7,846,685 broker non-votes.

  (d)
  The stockholders ratified the selection of Ernst & Young LLP as independent auditors of Onyx for the fiscal year ending December 31, 2001:

        14,926,870 common shares for, 73,545 against, and 19,222 abstaining.

Item 5.  Other Information

    On August 8, 2001, we announced that Onyx and Warner-Lambert have amended their collaboration agreement for the development and commercialization of ONYX-015. We will regain full rights to develop and commercialize ONYX-015 for head and neck cancer and other cancers that are treated via direct injections to the tumors and other local and regional routes of administration. We will fund all costs associated with these efforts and will retain all profit derived from worldwide sales of ONYX-015 in these indications, subject to the potential re-establishment of the original collaboration agreement. Warner-Lambert will retain development rights for ONYX-015 for cancers where the drug is administered intravenously. The parties have discontinued the clinical trials for ONYX-015 administered intravenously, and Onyx will utilize all available drug supply for the Phase III clinical trial in recurrent head and neck cancer as well as other clinical trials involving local or regional administration. Once adequate drug supply for the intravenous trials is available, Warner-Lambert will have the option to pursue the development and regulatory approval of ONYX-015 for intravenous administration at its own cost. If Warner-Lambert exercises its option and if ONYX-015 receives marketing approval for intravenous administration in the United States, Onyx and Warner-Lambert will re-establish the collaboration under the terms of the original collaboration agreement for all indications. At that time, ONYX and Warner-Lambert will co-promote ONYX-015 in the United States and Canada and will share equally in resulting profits. Additionally, we will reconcile the financials so that the development costs incurred by each party reflect the financial terms provided under the original collaboration agreement. Onyx and Warner-Lambert will continue their collaboration for the research and development of two additional virus products, including a prodrug armed virus and a cytokine armed virus.

    Concurrent with the amendment of the ONYX-015 collaboration, we also announced that we and Warner-Lambert have amended our existing agreements in the field of inflammation and cell cycle control to define more precisely the fields of activity and modify license agreements under those arrangements.

Item 6.  Exhibits and Reports on Form 8-K

  a)
  Exhibits

None.

  b)
  Reports on Form 8-K

No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.
Date: August 14, 2001	By:	/s/ Hollings C. Renton Hollings C. Renton Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)
Date: August 14, 2001	By:	/s/ Marilyn E. Wortzman Marilyn E. Wortzman Controller (Principal Accounting Officer)

QuickLinks

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II: OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K