Form 10-Q
period 2001-09-30
ONYX PHARMACEUTICALS INC
filed 2001-11-14
CIK 1012140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to______________

Commission File Number:  0-28298

ONYX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3154463
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

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

                                ☒   Yes                                                  ☐   No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 18,510,289 as of

November 1, 2001.

ONYX PHARMACEUTICALS, INC.

INDEX

PART I:  FINANCIAL INFORMATION

PART II:  OTHER INFORMATION

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

CONDENSED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2001	2000
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$36,075	$75,126
Marketable securities	29,342	6,868
Receivable from related party	3,905	2,254
Other current assets	1,901	829
Total current assets	71,223	85,077

Property and equipment, net	3,975	3,132
Notes receivable from related parties	275	322
Other assets	1,850	66
	$77,323	$88,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$710	$2,056
Accrued liabilities	1,902	2,337
Accrued clinical trials and related expenses	8,097	3,109
Deferred revenue	1,966	3,183
Long-term debt, current portion	-	183
Total current liabilities	12,675	10,868

Long-term deferred revenue	181	833

Stockholders’ equity:
Common stock	19	18
Additional paid-in capital	167,944	162,430
Accumulated other comprehensive income	125	-
Accumulated deficit	(103,621)	(85,552)
Total stockholders’ equity	64,467	76,896
	$77,323	$88,597

See accompanying notes.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenue:
Contract revenue from related parties	$4,414	$4,929	$14,324	$19,599
Contract and other revenue	50	66	218	243
Total revenue	4,464	4,995	14,542	19,842

Operating expenses:
Research and development	10,499	7,570	30,172	19,940
General and administrative	1,601	1,903	5,164	5,563
Total operating expenses	12,100	9,473	35,336	25,503

Loss from operations	(7,636)	(4,478)	(20,794)	(5,661)

Interest income, net	699	574	2,725	1,515

Net loss	$(6,937)	$(3,904)	$(18,069)	$(4,146)

Basic and diluted net loss per share	$(0.37)	$(0.27)	$(0.99)	$(0.30)

Shares used in computing basic and diluted net loss per share	18,506	14,399	18,343	14,036

See accompanying notes.

CONDENSED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(18,069)	$(4,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,209	1,117
Stock-based compensation	(116)	1,353
Forgiveness of notes receivable	12	43
Changes in assets and liabilities:
Receivable from related party	(1,651)	(1,520)
Other current assets	(1,084)	(461)
Other assets	(1,784)	(37)
Accounts payable	(1,346)	(579)
Accrued liabilities	25	288
Accrued clinical trials and related expenses	4,988	1,083
Accrued compensation	(460)	(397)
Deferred revenue	(1,869)	(2,326)
Net cash used in operating activities	(20,145)	(5,582)

Cash flows from investing activities:
Purchases of short-term investments	(31,707)	(9,069)
Sales and maturities of short-term investments	9,358	3,527
Capital expenditures	(2,052)	(1,331)
Notes receivable from related parties	47	37
Net cash used in investing activities	(24,354)	(6,836)

Cash flows from financing activities:
Payments on long-term debt	(183)	(1,649)
Net proceeds from issuances of common stock, net of repurchases	5,631	27,293
Net cash provided by financing activities	5,448	25,644
Net (decrease) increase in cash and cash equivalents	(39,051)	13,226
Cash and cash equivalents at beginning of period	75,126	12,671
Cash and cash equivalents at end of period	$36,075	$25,897

See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2001

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or for any other future operating periods.

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

Note 2.  Net Loss Per Share

Basic net loss per share and diluted net loss per share are presented in conformity with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” for all periods presented. Basic net loss per share and diluted net loss per share are computed using the weighted-average number of shares of common stock outstanding during the period. Common stock equivalents have been excluded since their effect would be antidilutive.

Note 3.  Comprehensive Income (Loss)

Comprehensive income is comprised of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes certain changes in stockholders’ equity that are excluded from net income (loss).  Other comprehensive income includes unrealized gains and losses on the Company’s available-for-sale securities.  Comprehensive loss and its components for the three-month and nine-month periods ended September 30, 2001 and 2000 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net loss	$(6,937)	$(3,904)	$(18,069)	$(4,146)
Net unrealized gain on available-for-sale securities	125	-	125	-
Comprehensive loss	$(6,812)	$(3,904)	$(17,944)	$(4,146)

The component Accumulated other comprehensive income relates entirely to unrealized gains on available-for-sale securities and is $125,000 at September 30, 2001.  There was no accumulated other comprehensive income at December 31, 2000.

Note 4.  Recently Issued Accounting Pronouncements

On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction.  The adoption of SFAS 133, as amended, did not have a material impact on the Company’s financial position or results of operations.

On June 29, 2001, the FASB approved the final standards resulting from its deliberations on the business combinations project.  The FASB issued two statements in July 2001, Statement of Financial Accounting Standards No. 141, or SFAS 141, on Business Combinations and SFAS 142 on Goodwill and Other Intangible Assets.  SFAS 141 became effective for any business combinations initiated after June 30, 2001 and also included the criteria for the recognition of intangible assets separately from goodwill.  SFAS 142 will be effective for fiscal years beginning after December 15, 2001 and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually.  Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption.  In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. The adoption of SFAS 141 did not have a material impact on the Company’s financial position or results of operations. Additionally, the adoption of SFAS 142 is not expected to have a significant impact on the Company’s financial position at transition.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, or SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, or APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS144 retains the provisions of APB 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity.  SFAS 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company does not believe that the adoption of SFAS 144 will have a material impact on the Company's financial position or results of operations.

Note 5.  XOMA (US) LLC Agreement

On January 29, 2001, the Company entered into a process development and manufacturing agreement with XOMA (US) LLC.  Under the terms of the agreement, XOMA will develop a large-scale manufacturing process and will manufacture ONYX-015 for clinical trials and commercial production.  Terms of the agreement included an initial payment of $2.0 million, payments for development work and material produced, and payments upon achieving key milestones.  The initial payment, which was made in February 2001, was deferred and is being amortized over five years.

Note 6.  Sale of Equity Securities

On March 8, 2001, the Company issued and sold 460,872 shares of its common stock at a purchase price of $10.849 per share as the second of two stock issuances in connection with the October 1999 collaboration agreement with Warner-Lambert Company, a wholly-owned subsidiary of Pfizer Inc.  The Company received aggregate proceeds of $5.0 million.

Note 7.  Collaborative Agreements

On August 8, 2001, Onyx and Warner-Lambert amended their collaboration agreement for the development and commercialization of ONYX-015.  The Company regained full rights to develop and commercialize ONYX-015 for cancers that are treated via direct injections to the tumors and other local and regional routes of administration.  The Company will fund all costs associated with the development and commercialization of ONYX-015 and will retain all profit derived from worldwide sales of ONYX-015 in these indications, subject to the potential re-establishment of the original collaboration agreement.  Warner-Lambert will retain development rights for ONYX-015 for cancers where the drug is administered intravenously.  The parties have discontinued the clinical trials of ONYX-015 administered intravenously, and the Company will utilize all available drug supply for the Phase III clinical trial in recurrent head and neck cancer as well as other clinical trials involving local or regional administration.  Once adequate drug supply for the intravenous trials is available, Warner-Lambert will have the option to pursue the development and regulatory approval of ONYX-015 for intravenous administration at its own cost.  If Warner-Lambert exercises its option and if ONYX-015 receives marketing approval for intravenous administration in the United States, Onyx and Warner-Lambert will re-establish the collaboration under the terms of the original collaboration agreement for all indications.  At that time, the Company and Warner-Lambert will co-promote ONYX-015 in the United States and Canada and will share equally in any resulting profits. Onyx and Warner-Lambert will continue their collaboration under the research, development and commercialization agreement for two additional virus products, including a prodrug armed virus and a cytokine armed virus.

Concurrent with the amendment of the ONYX-015 collaboration, Onyx and Warner-Lambert amended their existing agreements in the field of inflammation and cell cycle control to define more precisely the fields of activity and modify license agreements under those arrangements.

Note 8.  Subsequent Events

On October 30, 2001, the Company announced a plan to reduce staff and expenditures.  The Company will reduce the size of its workforce, primarily impacting the research and administrative functions, by approximately 30 percent in addition to implementing various cost-saving measures in all areas of the company.

On November 6, 2001, the Company announced that it will sell and license to Syrrx Inc. (“Syrrx”) assets from the Company’s small molecules discovery program, including drug targets, related reagents and assays and compound libraries.  In return, the Company will receive shares of the Series D Preferred Stock of Syrrx, future milestone payments and royalties on pharmaceutical products resulting from these assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward–looking statements that involve risks and uncertainties. When used herein, the words “may,” “will,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “predicts,” “potential,” “believe,” “should” and similar expressions are intended to identify such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Business Risks.”

Overview

We are engaged in the discovery and development of novel cancer therapies.  Based on our proprietary virus technologies, we are developing our lead product, ONYX-015.  ONYX-015 is currently in a Phase III clinical trial for recurrent head and neck cancer. In collaboration with Bayer Corporation, we are conducting a Phase I clinical trial of a raf kinase inhibitor (BAY 43-9006) in patients with cancer.  Further, we are conducting research and development programs based on our virus technologies.

In August 2001, Onyx and Warner-Lambert amended their collaboration agreement for the development and commercialization of ONYX-015.  We regained full rights to develop and commercialize ONYX-015 for head and neck cancer and other cancers that are treated via direct injections to the tumors and other local and regional routes of administration.  We will fund all costs associated with these efforts and will retain all profit derived from worldwide sales of ONYX-015 in these indications, subject to the potential re-establishment of the original collaboration agreement.  Warner-Lambert will retain development rights for ONYX-015 for cancers where the drug is administered intravenously.  The parties have discontinued the clinical trials for ONYX-015 administered intravenously, and Onyx will utilize all available drug supply for the Phase III clinical trial in recurrent head and neck cancer as well as other clinical trials involving local or regional administration.  Once adequate drug supply for the intravenous trials is available, Warner-Lambert will have the option to pursue the development and regulatory approval of ONYX-015 for intravenous administration at its own cost.  If Warner-Lambert does not exercise its option to reinitiate clinical trials for intravenous administration, we may attempt to establish one or more collaborative relationships for the development of ONYX-015.  If Warner-Lambert exercises its option and if ONYX-015 receives marketing approval for intravenous administration in the United States, Onyx and Warner-Lambert will re-establish the collaboration under the terms of the original collaboration agreement for all indications.  At that time, Onyx and Warner-Lambert will co-promote ONYX-015 in the United States and Canada and will share equally in any resulting profits.  Onyx and Warner-Lambert will continue the collaboration for the research and development of two additional virus products, including a prodrug armed virus and a cytokine armed virus. Based on the amendment to the collaboration agreement with Warner-Lambert for the development and commercialization of ONYX-015, we will substantially increase our self-funded research and development expenses in future periods to cover the development of ONYX-015.

In October 2001, we announced a plan to reduce staff and expenditures while providing the highest priority to products in development.  Specifically, we will focus our future spending on: (1) the development of ONYX-015 in order to expedite the product’s time to market; (2) the development of BAY 43-9006 in collaboration with Bayer; and (3) the selection of the next development product candidate from our novel oncolytic virus platform.  To manage our quarterly burn rate, we will reduce the size of our workforce by approximately 30 percent in addition to implementing various cost-saving measures in all areas of the company.  The reduction in staffing primarily impacted the research and administrative functions.  We will continue to build staff in development functions to ensure the continued development of ONYX-015 and BAY 43-9006.  Key hires will continue to be made in clinical development and manufacturing.  In research, ONYX will focus on: (a) research and development of the next oncolytic product candidate; (b) the research collaboration with Warner-Lambert on Armed Therapeutic Virus™ products; and (c) potential collaborative relationships to support the continuation of our research programs to generate novel product candidates from the replicating virus technology platform.

In November 2001, we announced that we will sell and license to Syrrx Inc. assets from our small molecules discovery program, including drug targets, related reagents and assays and compound libraries.  In return, we will receive shares of the Series D Preferred Stock of Syrrx, future milestone payments and royalties on pharmaceutical products resulting from these assets.

We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, primarily due to expenses associated with the expansion of our self-funded virus research and development programs, including the development and commercialization of ONYX-015 in local/regional indications.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.  As of September 30, 2001, our accumulated deficit was approximately $103.6 million.

Our business is subject to significant risks, including the risks inherent in our research and development efforts, the results of the ONYX-015 and BAY 43-9006 clinical trials, our dependence on collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products.  We do not expect to generate revenues from the sale of proposed products in the foreseeable future.  We expect that all of our revenues in the foreseeable future will be generated from collaboration agreements.

Results of Operations

Three and nine months ended September 30, 2001 and 2000.

Revenues

Our revenues decreased 11 percent to $4.5 million for the three months ended September 30, 2001 and 27 percent to $14.5 million for the nine months ended September 30, 2001 as compared to the same periods in 2000.  Revenues were $5.0 million for the three months ended September 30, 2000 and $19.8 million for the nine months ended September 30, 2000.  Revenues for the three and nine months ended September 30, 2001 and the same periods in 2000 were primarily attributable to amounts earned for research performed under our collaborations with Warner-Lambert. Total revenue for the nine months ended September 30, 2000 also included a $3.7 million payment received upon the completion of a research milestone related to our agreement with Warner-Lambert for the armed virus collaboration.  Based on the amendment to the collaboration agreement with Warner-Lambert for the development and commercialization of ONYX-015 that was announced in August 2001, our revenues under that agreement will be limited to research funding until clinical trials for intravenous indications are reinitiated.

Effective August 31, 2001, the research and development collaboration agreements with Warner-Lambert for the cell cycle and inflammation programs concluded and we will recognize no further revenue.  Warner-Lambert may develop products identified during the research terms of these agreements, and Onyx could receive milestone payments on development and registration of any resulting products and royalties on worldwide sales of these marketed products.

Research and Development Expenses

Research and development expenses increased 39 percent to $10.5 million for the three months ended September 30, 2001 and 51 percent to $30.2 million for the nine months ended September 30, 2001 as compared with $7.6 million and $19.9 million for the same periods in 2000.  The increase in research and development expenses for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 was primarily due to the development costs for ONYX-015, including process development and manufacturing expenses incurred under the agreement signed with XOMA (US) LLC in January 2001. We also had increased clinical trial expenses related to our collaboration with Bayer for the Phase I clinical trial of BAY 43-9006 that was initiated in July 2000, which contributed to the increase in research and development expenses for the three and nine months ended September 30, 2001.  We are currently co-funding 50 percent of clinical development costs. Based on the amendment to the collaboration agreement with Warner-Lambert for the development and commercialization of ONYX-015 that was announced in August 2001, we will substantially increase our self-funded research and development expenses in future periods to cover the development of ONYX-015.  If Warner-Lambert does not exercise its option to develop and commercialize ONYX-015 for intravenous administration, we may seek new collaborators for ONYX-015; however, we may not be successful in entering into a collaborative arrangement to cover these research and development expenses.  Even if we enter into a collaborative agreement, it may not be on terms favorable to us.

General and Administrative Expenses

General and administrative expenses decreased 16 percent to $1.6 million for the three months ended September 30, 2001 and decreased seven percent to $5.2 million for the nine months ended September 30, 2001 as compared with $1.9 million and $5.6 million for the same periods in 2000. The decrease in general and administrative expenses for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 was primarily due to a decrease in consulting expenses.  We expect general and administrative expenses to decrease in future periods as a result of the staff reductions announced in October 2001.

Net Interest Income

We had net interest income of $0.7 million for the three months ended September 30, 2001 and $2.7 million for the nine months ended September 30, 2001 as compared with $0.6 million and $1.5 million for the same periods in 2000. The increase in net interest income was principally due to increased cash and investment balances from the $48.1 million follow-on public offering of common stock in October 2000 and the $5.0 million common stock issuance to Warner-Lambert in March 2001, resulting in more interest income for the current period.

Liquidity and Capital Resources

Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities and revenues from collaborative research and development agreements to fund our operations.

At September 30, 2001, we had cash, cash equivalents and marketable securities of $65.4 million compared with $82.0 million at December 31, 2000. The decrease in cash and marketable securities of $16.6 million at September 30, 2001, compared with December 31, 2000, is due to cash used in operations of $20.1 million and capital expenditures of $2.1 million offset by the sale of our common stock to Warner-Lambert in March 2001, which raised $5.0 million.

Total capital expenditures for equipment and leasehold improvements for the nine-month period ended September 30, 2001, were $2.1 million.  We currently expect to make expenditures for capital equipment of approximately $0.5 million for the remainder of 2001.

We believe that our existing capital resources and interest thereon including the $5.0 million received from Warner-Lambert in March 2001 and anticipated revenues from existing collaborations along with cost savings from the reduction in force announced in October 2001 will be sufficient to fund our current and planned operations through at least 2002.  Changes in our research and development plans, revenues from collaborators or other changes affecting our operating expenses may result in the expenditure of these resources before the end of 2002, and in any event, we will need to raise substantial additional capital to fund our operations in future periods. We intend to seek this additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other financing sources. Additional financing may not be available on acceptable terms, if at all.  If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.  If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

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

Our current sole source contract manufacturer of ONYX-015 has experienced production difficulties, limiting our supply of product for clinical trials.  If our current manufacturer is unable or unwilling to deliver the required quantities of ONYX-015 on a regular basis or terminates our relationship, we will have to rely on XOMA to manufacture ONYX-015.  We do not expect XOMA to begin supplying us with ONYX-015 before the first quarter of 2002.  This could delay our clinical trials and our applications for regulatory approval with the FDA.  If XOMA fails to supply us with sufficient materials, we may be forced to incur additional expenses to pay for the manufacture of materials using a replacement contract manufacturer, if we can find a replacement manufacturer, or to develop our own manufacturing capabilities which may not occur within a reasonable amount of time or at commercially reasonable rates.

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

If we do not treat patients in our Phase III clinical trial with product from the process manufactured at the new facility, the FDA will most likely require a bridging study to show that the ONYX-015 produced from the new process is comparable to ONYX-015 produced from our existing manufacturing process at our contract manufacturer’s existing facility.  Filing of our applications for regulatory approval may be delayed if we:

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

•      business combinations and changes in a collaborator’s business strategy may adversely affect the party’s willingness or ability to complete its obligations under the collaboration agreement with us;

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

We recently amended our collaborative agreements with Warner-Lambert and received full rights to develop ONYX-015 administered regionally or locally.  Consequently, we now have the responsibility for the clinical development, regulatory approval and commercialization of ONYX-015 administered locally and regionally.  Warner-Lambert is focused on commercializing ONYX-015 for indications where ONYX-015 is administered intravenously to treat tumors systemically over indications where ONYX-015 is administered locally or regionally, such as intratumoral injections or intrahepatic artery infusions.  As part of this amendment, we granted Warner-Lambert an option to develop ONYX-015 administered intravenously under the terms of the original collaborative agreement once we have sufficient drug supply available from large-scale production processes.

Warner-Lambert may choose not to exercise its option to develop ONYX-015 administered intravenously under the terms of the original collaborative agreement.  Even if Warner-Lambert chooses to exercise its option, the clinical trials with patients who receive ONYX-015 intravenously may not generate sufficient evidence of anti-tumor activity for Warner-Lambert to continue the collaboration.

If Warner-Lambert chooses not to exercise its rights to develop ONYX-015 intravenously or discontinues the collaboration, we would be solely responsible for the cost of clinical trials for intravenous administration.  In addition, we would not have access to Warner-Lambert’s sales and marketing capabilities and expertise to commercialize ONYX-015 as provided in the agreement.  Further, if Warner-Lambert does not exercise this option, we would attempt to establish one or more collaborative relationships for the development of ONYX-015.  We cannot assure you that we will enter into any collaborative arrangements, or if we do, that these arrangements will be on terms favorable to us.

Chiron may have preferential rights to establish collaborations with us, which may complicate our future collaborative arrangements.

We were established in April 1992 by means of a transfer from Chiron Corporation to us of the drug discovery program conducted at Chiron by Dr. Frank McCormick, our scientific founder, and his research team.  Under the agreement executed at that time, we granted Chiron preferential rights to receive product licenses in the fields of diagnostics and vaccines, and also established a mechanism for our making proposals to Chiron for future collaborations.  Chiron has advised us that it believes this mechanism requires us to offer gene therapy programs to Chiron before licensing any of these programs to a third party.  We and Chiron have different interpretations of this agreement as it relates to the scope of Chiron’s rights.  We executed our agreement with Warner-Lambert for the development of ONYX-015 and two other virus products pursuant to a waiver letter from Chiron.  If Chiron does not grant us further waivers and asserts rights under the April 1992 agreement, or if disputes arise, we may encounter difficulties or delays in entering into future collaborations for other product candidates.

We do not fully understand the biological characteristics of our therapeutic viruses, and their interactions with other drugs and the human immune and other defense systems, which may cause us to fail to demonstrate the safety and effectiveness of our products in clinical trials.

Therapeutic viruses are novel and we are still determining the biological characteristics of these viruses.  For example, in our clinical trials to date, we have achieved the best results when ONYX-015 is used in combination with standard chemotherapy drugs, but we are uncertain as to the reasons for and the nature of the interaction of the virus with these drugs.  In addition, we are still investigating the response of the human immune system to our therapeutic viruses, and the immune system may play a role in limiting the tumor-killing effect of our therapeutic viruses.  We also do not know the extent the human body may clear our therapeutic viruses from circulation in the bloodstream and limit the tumor-killing activity of our therapeutic viruses.  Further, we are uncertain as to whether the killing activity of ONYX-015 is specific to cells having the abnormal function involving the p53 gene.  Moreover, we do not understand all of the many factors that contribute to the formation of each individual patient’s cancer.  These factors include not only the cancer type, but also the pressures within the tumor and the presence of normal cells and fibrous tissue within the tumor.  These factors make each tumor unique.  Because of the variety of factors, some cancer patients respond to a particular type of cancer therapy while others do not, even among patients with the same cancer type.  The novelty and scientific uncertainties regarding our therapeutic viruses and the uniqueness of human cancers from patient-to-patient increase the risk that we will not successfully develop our product candidates or prove their safety and effectiveness in clinical trials.  Even if we succeed in developing our product candidates, our product candidates may not have a therapeutic effect in a broad patient population.

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

•      rate of the products’ acceptance by the target population;

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

Adverse regulatory rulings against our competitors could negatively affect public perception of our products, which could delay our clinical trials.

We depend on the support and enthusiasm of clinical sites, doctors and patients.  Attitudes may be affected by the FDA failure of drug candidates treating a similar disease or utilizing a similar means of delivery.  One of our competitors, Matrix Pharmaceuticals, Inc., is also working on a drug system to provide head and neck tumor control through direct injections.  The Oncologic Drugs Advisory Committee of the FDA, or ODAC, recently voted unanimously that, based on a standard approval scenario, Matrix had not demonstrated substantial evidence that its product, Intradose® Injectable Gel, is safe and effective in the treatment of symptomatic recurrent head and neck cancer.  ODAC also made an initial recommendation against marketing approval of Matrix’s product.  Following this initial recommendation, Matrix announced receipt of a non-approvable letter for its product from the FDA.  Public perception of both the efficacy of our product and the likelihood of regulatory approval for our product could be negatively impacted by the ODAC ruling, the FDA non-approvable letter and other adverse events.  Such a change in public perception could affect our ability to raise capital, to attract key personnel and to enter into arrangements with test centers to conduct clinical trials of ONYX-015 for intratumoral injection in head and neck cancer.

We have a history of losses, and we expect to continue to incur losses

As of September 30, 2001, we had an accumulated deficit of approximately $103.6 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs.  We have derived no significant revenues from product sales or royalties.  We expect our research and development expenses to increase dramatically as we take primary responsibility for the clinical development of ONYX-015.  We expect our quarterly burn rate to increase in 2002 by approximately 50 percent compared to the current quarterly level.  We also expect to incur significant and increasing operating losses over the next several years as we expand our research and development efforts, preclinical testing and clinical trial and manufacturing activities, including the 2001 manufacturing contract with XOMA, and as our revenues from Warner-Lambert under our collaborations decrease. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the establishment or termination of collaborations, the timing and amount of collaboration payments under the terms of our collaborative agreements, or the initiation, success or failure of clinical trials.

We do not expect to generate revenues from the sale of products for the foreseeable future.  We expect that substantially all of our revenues for the foreseeable future will result from payments under our collaborative agreements.  Revenues that we receive from Warner-Lambert have decreased due to the recent amendment of our collaborative agreements with Warner-Lambert.  Our ability to achieve profitability depends upon our success in completing development of our potential products, obtaining required regulatory approvals and manufacturing and marketing our products.

We will need substantial additional funds, and our future access to capital is uncertain.

We will require substantial additional funds to conduct the costly and time-consuming research, preclinical testing and clinical trials necessary to develop our technology and proposed products, and to establish or maintain relationships with collaborative parties.  In particular, our need for additional funds has increased and accelerated following the amendment of our collaboration agreement with Warner-Lambert, our increased burn rate and our entering into a manufacturing agreement with XOMA.  Our future capital requirements will depend upon a number of factors, including:

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

The loss of the services of one or more of our key employees could have an adverse impact on our business.  We do not maintain key person life insurance on any of our officers, employees or consultants, other than for our chief executive officer.  We depend on our continued ability to attract, retain and motivate highly qualified management and scientific personnel.  We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, and other research institutions.  Because of the scientific nature of our business, we are highly dependent on principal members of our scientific and management staff.  To pursue our product development plans, we will need to hire additional management personnel and additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation and manufacturing.  We may not be successful in hiring or retaining qualified personnel.  In October 2001, to conserve cash we announced a plan to reduce the size of our workforce by approximately 30 percent in order to continue to make progress with our clinical product candidates.  We may be unable to recruit and retain personnel as a result of this staff reduction.

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

The regulatory review and approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies.  Additional or more rigorous governmental regulations may be promulgated that could delay regulatory approval of our or a collaborator’s product candidates.  Delays in obtaining regulatory approvals may:

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

In our clinical trials, we treat patients who have failed conventional treatments and who are in advanced stages of cancer.  There are a limited number of patient candidates available for our clinical trials, and other studies compete to recruit these patients into their clinical trials.  We have experienced difficulties in recruiting a sufficient number of patients for our clinical trials.  A failure to enroll sufficient numbers of patients could delay or bring to a close our clinical trials.

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

If preclinical or clinical testing of one or more of our products does not yield successful results, the product will fail.  To achieve the results we need, we must demonstrate our products’ safety and effectiveness in humans through extensive preclinical and clinical testing.  Numerous unforeseen events may arise during, or as a result of, the testing process, including the following:

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

We may need to license the right to use third-party patents and intellectual property to develop and market our products.  We may not acquire such required licenses on acceptable terms, if at all.  If we do not obtain such licenses, we may need to design around other parties’ patents, or we may not be able to proceed with the development, manufacture or sale of our products.  We may face litigation to defend against claims of infringements, assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ proprietary rights.

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

In the past, stockholders have often brought securities class action litigation against a company following a decline in the market price of its securities.  This risk is especially acute for us because biotechnology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business, financial condition and results of operations.

Provisions in Delaware law, our charter and executive change in control severance benefits agreements may prevent or delay a change of control.

We are subject to the Delaware anti-takeover laws regulating corporate takeovers.  These anti-takeover laws prevent Delaware corporations from engaging in a merger or sale of more than 10% of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation’s stock unless:

•      the board of directors approved the transaction where the stockholder acquired 15% or more of the corporation’s stock;

•      after the transaction where the stockholder acquired 15% or more of the corporation’s stock, the stockholder owned at least 85% of the corporation’s outstanding voting stock, excluding shares owned by directors, officers and employee stock plans in which employee participants do not have the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

•      on or after this date, the merger or sale is approved by the board of directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

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

In February 2001, we entered into change of control severance agreements with each of our executive officers.  Under these agreements, in the event an executive officer’s employment is terminated within 13 months of the effective date of a change in control, he or she would be entitled to severance benefits, including the vesting of stock options held by him or her.

The provisions of these change of control severance agreements may have the effect of delaying or preventing a change of control.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio. By policy, we place our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances.  We classify our cash equivalents or marketable securities as fixed rate if the rate of return on an instrument remains fixed over its term. As of September 30, 2001, all of our cash equivalents and marketable securities are classified as fixed rate.  There were no significant changes in our market risk exposures during the nine months ended September 30, 2001.  For further discussion of our market risk exposures, refer to Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2000.

PART II:  OTHER INFORMATION

Item 5.  Other Information

                On November 6, 2001, the Company announced that it will sell and license to Syrrx Inc. (“Syrrx”) assets from the Company’s small molecules discovery program, including drug targets, related reagents and assays and compound libraries.  In return, the Company will receive shares of the Series D Preferred Stock of Syrrx, future milestone payments and royalties on pharmaceutical products resulting from these assets.

Item 6.  Exhibits and Reports on Form 8-K

a)     Exhibits

10.36*                     Amendment #1 to the Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.

10.37*                     Amendment #3 to the Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.

10.38*                     Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.

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

ONYX PHARMACEUTICALS, INC.

Date: November 14, 2001	By:	/s/ Hollings C. Renton
Hollings C. Renton Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)

Date: November 14, 2001	By:	/s/ Marilyn E. Wortzman
Marilyn E. Wortzman Controller (Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibits

10.36*	Amendment #1 to the Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.

10.37*	Amendment #3 to the Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.

10.38*	Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.

*  Confidential treatment has been requested for portions of this document.