Form 10-K
period 2001-12-31
ONYX PHARMACEUTICALS INC
filed 2002-04-01
CIK 1012140

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2001.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________.

Commission File No. 0-28298

ONYX PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	94-3154463 (I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the last trade price of the common stock reported on the Nasdaq National Market on March 25, 2002 was approximately $71,383,000.

        The number of shares of common stock outstanding as of March 25, 2002 was 18,591,213.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Onyx's Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2002 Annual Meeting are incorporated herein by reference into Part III of this report.

        Certain Exhibits filed with Onyx's Registration Statement on Form SB-2 (Registration No. 333-3176-LA), as amended, Onyx's Annual Report on Form 10-K (Commission File No. 0-28298) for the years ended December 31, 1997 and December 31, 1999, Onyx's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1996, March 31, 1997, September 30, 1997, March 31, 1999, September 30, 1999, June 30, 2000, September 30, 2000, March 31, 2001 and September 30, 2001, Onyx's Current Report on Form 8-K filed on January 26, 1998, Onyx's Current Report on Form 8-K filed on March 1, 2000 and Onyx's Current Report on Form 8-K filed on February 23, 2001, are incorporated by reference into Part IV of this Report.

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

Item 1. Business

Overview

        We are developing innovative products for the treatment of cancer utilizing two technology platforms, small molecules and therapeutic viruses. Utilizing our proprietary virus technology, we are developing ONYX-015, ONYX-411, which is an RB-selective virus, and Armed Therapeutic Viruses™. Together with Bayer Corporation, we are developing a novel small molecule compound, BAY 43-9006.

        ONYX-015 is a human virus genetically engineered to selectively replicate in and kill cancer cells based on the mutation or loss of function of a specific tumor suppressor gene, the p53 gene. We believe that the mutation or loss of function of the p53 gene is present in the majority of human cancers. In June 2000, we initiated a 360-patient, multi-center Phase III clinical trial of ONYX-015 administered by direct injection into tumors, or intratumoral injection, in patients with head and neck cancer that has progressed following initial treatment with surgery and/or radiation, or recurrent disease. Enrollment in this trial has proceeded very slowly. In the first quarter of 2002, we decided to modify our development plan for ONYX-015 in head and neck cancer prior to advancing ONYX-015 in the Food and Drug Administration, or FDA, registration process and, therefore, we are not accelerating the Phase III clinical trial until these development modifications are complete. In addition, we are in the process of initiating an open-label Phase II/III clinical trial that will evaluate ONYX-015 in patients with head and neck cancer that is resistant to all therapies, or refractory disease. We will treat approximately 30 patients in this study. Pending results in these patients and discussions with the FDA, we may expand this study to treat additional patients.

        In addition to head and neck cancer, we completed a Phase I/II clinical trial evaluating ONYX-015 administered through an artery leading to the liver, or intrahepatic artery infusion, in patients with colon cancer that has spread to the liver, or liver metastases of colorectal cancer. We intend to begin a Phase II clinical trial evaluating ONYX-015 in this indication in mid-2002. We are conducting a Phase I/II clinical trial evaluating ONYX-015 administered as a mouthwash in patients with premalignant growth in the oral cavity, or oral leukoplakia, and are currently enrolling additional patients.

        In addition to ONYX-015, we are developing products that resulted from our small molecule drug discovery efforts. Together with Bayer, we are conducting multiple clinical trials of BAY 43-9006 designed to block the inappropriate growth signals in tumor cells by inhibiting Raf kinase, an enzyme that is activated by ras to induce cancer cell growth. We have treated over 89 patients to date and together with Bayer, we are in the process of completing four Phase I clinical trials. In addition, we are conducting a Phase I clinical trial in Canada in patients with acute myelogenous leukemia, or AML, and myelodysplastic syndrome, or MDS. We also initiated the first Phase I clinical trial of BAY 43-9006 in combination with chemotherapy agents. We plan to initiate additional Phase I and multiple Phase II clinical trials of BAY 43-9006 in patients with various tumor types in 2002.

        Further, we are developing human viruses that selectively replicate in and kill cancer cells based on mutations or loss of function of the retinoblastoma, or RB, tumor suppressor gene. We have shown that our RB-selective therapeutic virus, ONYX-411, produces significant tumor shrinkage in animal models. In our armed virus program in collaboration with Warner-Lambert Company, a subsidiary of Pfizer, Inc., we are currently developing an armed ONYX-015 virus with a prodrug converting enzyme, Cytosine Deaminase, or CD. We are independently developing ONYX-411 and armed ONYX-411 with CD. We are conducting preclinical studies with ONYX-411 and Armed Therapeutic Viruses that are armed with CD. Pending the final results of these ongoing preclinical studies for all three products, we intend to select one product candidate by the end of 2002 for further development. Finally, Warner- Lambert continues to review possible clinical candidates arising from our recently concluded cell cycle and inflammation research programs.

Our Product Candidates

        We are developing the product candidates listed below:

Product/Program	Technology	Indication	Status
ONYX-015	p53-Selective Replicating Virus	Recurrent Head and Neck Cancer Refractory Head and Neck Cancer Liver Metastases of Colorectal Cancer Oral Leukoplakia	Phase III Phase II/III Phase II Phase I/II
BAY 43-9006	Small Molecule Inhibitor of Raf kinase	Multiple solid tumor types, Acute Myelogenous Leukemia, Myelodysplastic Syndrome	Phase I
ONYX-411	RB-Selective Replicating Virus	Multiple Tumor Types	Preclinical
Armed ONYX-015 Armed ONYX-411	p53- and RB-Selective Replicating Viruses Armed with Anticancer Genes (CD, GM-CSF, Nitroreductase)	Multiple Tumor Types	Preclinical
Cell Cycle Program	Small Molecule	Multiple Tumor Types	Research
Inflammation Program	Small Molecule	Acute and Chronic Inflammatory Disease	Research

ONYX-015

        Our lead product, ONYX-015, is a human virus that is genetically engineered so that it does not make E1B 55k, a viral protein that binds to a specific tumor suppressor protein, or p53, and blocks its function. As a result, ONYX-015 cannot inactivate p53 or its function and, therefore, cannot effectively replicate in normal cells. However, in most cancer cells, p53 has already lost its function through mutation of the p53 gene or other mutations in the p53 pathway. When ONYX-015 infects these cancer cells, the virus growth cycle proceeds and the cancer cells are killed. New viruses are then released and infect neighboring cancer cells, killing those cells and perpetuating the selective cancer killing cycle. This process continues, amplifying the therapeutic effect.

Status of Collaboration

        In October 1999, we entered into a collaboration agreement with Warner-Lambert to develop and commercialize ONYX-015 as well as two additional product candidates. Pfizer subsequently acquired Warner-Lambert. In August 2001, we and Warner-Lambert amended this collaboration agreement. We regained full rights to develop and commercialize ONYX-015 in head and neck cancer and other cancers that are treated via intratumoral injections and other local and regional routes of administration. We will fund all costs associated with these efforts and will retain all profit derived from worldwide sales of ONYX-015 in these indications, subject to the potential re-establishment of the original collaboration agreement. Warner-Lambert will retain development rights for ONYX-015 for cancers where the drug is administered intravenously. We believe that the local and regional indications provide the highest probability of success in obtaining marketing approval on a timely basis, since these are the indications where ONYX-015 has demonstrated proof of concept.

Manufacturing Update

        To date, ONYX-015 development has experienced delays as a result of limited drug supply produced from a small-scale manufacturing process. Warner-Lambert had the exclusive right to commercially manufacture any products that result from our collaboration with them. As a result of the amended agreement on ONYX-015, in August 2001 we regained the manufacturing rights for ONYX-015. In January 2001, we entered into a process development and manufacturing agreement for ONYX-015 with XOMA (US) LLC. The agreement calls for XOMA to develop a large-scale production process for ONYX-015, produce clinical supplies, prepare the manufacturing facility for FDA review and provide commercial supplies to us. Together with XOMA, we are improving the existing manufacturing process to produce ONYX-015 on a large-scale basis. We will need to continue to develop the process and manufacture additional batches of ONYX-015 to demonstrate consistency and to support filing Chemistry, Manufacturing and Control, or the CMC, amendment with the FDA in order to utilize the supplies in clinical trials.

Status of Head & Neck Clinical Trials

        Together with Warner-Lambert, we initiated a Phase III clinical trial for the treatment of recurrent head and neck disease in June 2000. The trial compares intratumoral injection of ONYX-015 plus standard chemotherapy, 5-Fluorouracil and Cisplatin, versus standard chemotherapy alone. The primary objectives, or endpoints, of the trial are to establish improvements in patient survival without further growth of the treated tumor, also known as local/regional progression free survival. Secondary endpoints are to demonstrate higher quality of life and injected tumor shrinkage of greater than or equal to 50%.

        The Phase III clinical trial has experienced slow accrual due to:

  •
  the limitation of the manufacturing scale and the inability to produce sufficient quantities of materials for multiple clinical trials including intravenous administration studies;

  •
  the timing of the transfer of the Investigational New Drug application, or IND, from Warner-Lambert to us at the time of the amendment to the collaboration agreement in August 2001;

  •
  the need to re-establish us as the clinical trial sponsor with the investigational sites; and

  •
  the need to agree with the FDA on the Phase III protocol and other pivotal trial protocols to meet the regulatory and market needs.

        To date, we have currently reached less than 5% of our targeted enrollment for this Phase III study. We have enrolled patients in only five centers. In the first quarter of 2002, we decided to modify our development plan for ONYX-015 in head and neck cancer prior to advancing ONYX-015 in the

FDA registration process and, therefore, we are not accelerating the Phase III clinical trial until these development modifications are complete.

        We are in the process of initiating an open-label Phase II/III clinical trial that will evaluate ONYX-015 in patients with refractory head and neck cancer. We expect that this trial will treat 30 patients with ONYX-015 in combination with chemotherapy for an interim evaluation of tumor response as the primary endpoint. If we observe significant tumor response rate, we may expand this study to treat additional patients. The expansion of the study will depend on agreement with the FDA that we could use a second head and neck clinical trial to support the results of our Phase III clinical trial to obtain regulatory approval.

Status of FDA discussions

        Subsequent to the transfer of the ONYX-015 IND from Warner-Lambert, we met with the FDA to discuss the Phase III clinical trial protocol for recurrent head and neck cancer. As a result, we modified and amended the protocol with the Institutional Review Boards at the clinical trial sites. In addition, we held discussions with the FDA regarding the specific requirements for a registration path to market approval in head and neck cancer. We are currently holding discussions with the FDA to determine:

  •
  if the Phase III clinical trial in recurrent head and neck cancer alone can be used to obtain full approval;

  •
  which quality of life endpoints would be a confirmatory measure of patient benefit;

  •
  whether a single arm open-label Phase II/III clinical trial in refractory head and neck cancer can be used as a supportive study if a second study is required for full approval;

  •
  what documentation is required to demonstrate that patients are refractory to standard chemotherapy in the single arm open-label Phase II/III clinical trial; and

  •
  what data are required to demonstrate unmet medical needs in the refractory head and neck indication to support a potential accelerated approval path.

Status of Head and Neck Cancer Program

        Based on our discussions with the FDA and the status of the development of the large-scale manufacturing process, we decided in the first quarter of 2002 to modify our ONYX-015 development plan to increase the likelihood of success of commercializing ONYX-015 in head and neck cancer. Our decision was based in part on the significant investment required to support large pivotal clinical trials and the regulatory risks inherently associated with pharmaceutical development. We believe we must meet the following milestones for the ONYX-015 program in head and neck cancer to advance towards FDA approval:

  •
  Successfully manufacture additional batches of ONYX-015 at XOMA on a consistent basis;

  •
  Gain concurrence from the FDA of the CMC amendment for materials produced from XOMA; and

  •
  Obtain full alignment with the FDA regarding requirements for an ONYX-015 registration path in head and neck cancer.

        As a result of our decision, we extended our timelines for the introduction of ONYX-015 to market. The extent of the delay will be dependent on our ongoing discussions with the FDA to gain concurrence on the CMC amendment and the time it will take to ensure all clinical trial design and protocols fully satisfy FDA requirements for registration. Once we have full agreement with the FDA and sufficient supply of ONYX-015, we expect to aggressively resume our pivotal clinical trials.

Other Clinical Programs

        We completed a Phase I/II clinical trial evaluating ONYX-015 administered through intrahepatic artery infusion in patients with liver metastases of colorectal cancer. We intend to begin a Phase II clinical trial evaluating ONYX-015 in this indication in mid-2002. We are also conducting a Phase I/II clinical trial evaluating ONYX-015 administered as a mouthwash in patients with oral leukoplakia and are currently enrolling additional patients.

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

        We completed a Phase I/II clinical trial in which ONYX-015 is administered through intrahepatic artery infusion in patients with liver metastases of colorectal cancer. Intrahepatic artery infusion permits simultaneous delivery of ONYX-015 to multiple tumor sites within the liver. In this trial, patients received initial cycles of treatment with ONYX-015 alone and then received a combination of ONYX-015 plus 5-Flourouracil and Leucovorin, the standard chemotherapeutic regimen for colorectal cancer treatment, for subsequent treatment cycles. A total of 33 patients were treated and evaluated. Six patients were treated in the dose escalation phase and 27 patients received the high doses. All patients tolerated the regimen. Patients receiving the highest dose experienced extended survival compared with patients receiving lower doses. Patients who received low doses survived a maximum of 155 days. However, patients receiving higher doses had a median survival rate of 342 days with 10 of 27 patients surviving more than one year. As a result of these data, we intend to begin a Phase II clinical trial evaluating ONYX-015 in this indication in mid-2002.

Oral Leukoplakia.    The development of oral cavity cancer is frequently preceded by premalignant growths, or dysplastic lesions, in the oral mucosa. This condition is often referred to as oral leukoplakia. We reported the interim results of a Phase I/II clinical trial where ONYX-015, given as a mouthwash, is well tolerated and may cause resolution of dysplasia in patients. In the Phase II study, ONYX-015 was administered at weekly doses for 12 weeks. Repeated biopsies were performed to evaluate evidence of persistent disease. Patients demonstrating histologic improvement were eligible to receive 12 weeks of therapy. In the 10 patients on this regimen, two patients had resolution of evident dysplasia, four patients had improvement in the histologic grade of dysplasia and one patient had initial improvement followed by progression. Three patients had progression of the disease despite therapy. No significant clinical toxicity has been observed to date. We are enrolling additional patients in this trial and plan to present the final analysis of this trial at future scientific meetings.

BAY 43-9006

        The ras gene and its related biochemical pathway, or the ras signaling pathway, play a key role in cell proliferation. In normal cell proliferation, when the ras signaling pathway is activated, or "on," it sends a signal telling the cell to grow and divide. When a gene in the ras signaling pathway is mutated, the signal may not turn "off" as it should causing the cell to continuously reproduce itself. Raf kinase is an enzyme in the pathway that ras activates to signal cell growth. Other kinases in this part of the growth signaling pathway include MEK and ERK. The ras signaling pathway gets triggered by activation of growth factor receptors as well as through mutational activation of the ras gene. We believe that the ras signaling pathway plays an integral role in growth of some tumor types, and that inhibiting this pathway could have an effect on tumor growth. Mutations in the ras gene occur in approximately 30% of all human cancers, including 90% of pancreatic cancer, 50% of colon cancer and some lung cancers.

Phase I Clinical Trials.    To date, we have reported on 89 patients with advanced cancers treated in Phase I clinical trials being conducted in Germany, Belgium, Canada and the United States. The objective of the Phase I studies was to test the safety, pharmacokinetics and pharmacodynamics of BAY 43-9006 when administered orally at various dosing regimens and schedules. Treated patients had advanced cancers including colorectal, hepatocellular, breast, non-small cell lung, ovarian and other cancers. Few adverse events or toxicities clearly related to BAY 43-9006 have been reported. Toxicities were generally mild and included skin reactions, anorexia, fatigue and diarrhea. Patients enrolled in these trials have achieved serum BAY 43-9006 levels equivalent to the levels at which anti-tumor activity was seen in preclinical studies. In the Phase I study in Germany, the investigator reported that some patients treated with BAY 43-9006 achieved stable disease for several weeks. We are enrolling additional patients in these studies and plan to present the final analysis of this trial at future scientific meetings.

Phase I and Phase II Clinical Trials in AML and MDS.    Together with Bayer, we initiated a Phase I clinical trial in AML and MDS patients. The first phase of the study is a dose escalation study to be followed by an expansion Phase II study.

Phase I and Phase II Clinical Trials in Multiple Tumor Types.    Together with Bayer, we initiated a Phase I clinical trial studying BAY 43-9006 in combination with chemotherapy. Additional Phase I and multiple Phase II clinical trials in various solid tumors will be initiated in 2002.

Other Product Opportunities

ONYX-411 and Armed Therapeutic Virus Products

        We believe that the RB pathway function is abnormal in most cancers. We engineered human viruses to selectively replicate in and kill cancer cells based on defects in the RB function in these cells. With our lead RB-selective virus, ONYX-411, we have shown that treatment with ONYX-411 produces significant tumor shrinkage in animal models.

        We are developing therapeutic viruses armed with anticancer genes. A number of anticancer chemotherapeutic agents are inactive forms of drugs, or prodrugs, that are converted to their active forms by specific chemical modifications. Specific enzymes, or prodrug converting enzymes, are known to carry out this conversion. We developed a system to arm our therapeutic viruses such as ONYX-015 and ONYX-411 with genes that produce prodrug converting enzymes. With this strategy, we arm each virus with a single gene that produces an enzyme that converts a prodrug into an anticancer chemotherapeutic drug at the tumor site. As a result, we believe that arming our viruses should enable the concentrated delivery of the anticancer chemotherapeutic drug to the tumor, thereby enhancing the therapeutic effect.

        Together with Warner-Lambert, we are currently developing ONYX-015 armed with the prodrug converting enzyme, CD. We are also independently developing ONYX-411 armed with CD.

        In addition, we are conducting research and development of particular genes that encode cytokines that activate an immune response in the tumor. This immune response may result either from the protein expressed by the gene itself, or from other elements of the human immune system that are activated as a result. We are currently collaborating with Sangamo BioSciences, Inc. to develop an armed virus with Sangamo's zinc finger DNA-binding transcription factor, or ZFP TF, to express the granulocyte macrophase colony-stimulating factor, or GM-CSF, in the virus in order to induce immune response. We believe that inducing immune response in the tumor will further enhance the tumor killing power of the virus.

        We are conducting preclinical studies with ONYX-411 and Armed Therapeutic Viruses. Pending the final results of these ongoing preclinical studies for all three products, we intend to select one product candidate by the fourth quarter of 2002 for further development.

Cell Cycle and Inflammation Programs

        Together with Warner-Lambert, we identified a number of lead compounds that modulate the activity of key enzymes that regulate the process whereby a single cell replicates itself and divides into two identical new cells, a process known as the cell cycle. Mutations in genes that regulate the cell cycle are present in a majority of human cancers. Our small molecule discovery collaboration with Warner-Lambert ended in August 2001. However, Warner-Lambert is currently evaluating the most advanced lead compound in this program for its effectiveness in animal models of human cancer. We also identified other lead compounds in cell cycle and one lead compound that inhibits an enzyme associated with inflammatory diseases during the collaboration period. These leads are currently being optimized at Warner-Lambert. If Warner-Lambert develops and markets products from this research, we will receive milestone payments and royalties on their worldwide sales.

Business Strategy

        Our objective is to be a leading developer of novel cancer therapies by developing compounds that attack cancer at the molecular level. We intend to develop and commercialize a broad portfolio of products based on our selectively replicating virus technology and small molecule drugs resulting from our long-standing research and development collaborations with Bayer and Warner-Lambert.

        Elements of our strategy are to:

  •
  Develop and obtain regulatory and marketing approvals for ONYX-015 in local and regional indications.  After we have completed our discussions with the FDA to ensure that our clinical trials and CMC amendments for ONYX-015 drug supplies from XOMA are aligned with the FDA requirements for registration and approval, we intend to complete the necessary clinical trials aimed at gaining regulatory approval of ONYX-015. In addition, we expect to develop ONYX-015 for various cancer types such as liver metastases of colorectal cancer, oral leukoplakia and other cancers.

  •
  Develop and obtain regulatory and marketing approvals for BAY 43-9006 in various cancer indications.  Together with Bayer, we are committed to developing this novel small molecule drug in multiple tumor indications. We and Bayer are actively conducting Phase I clinical trials and intend to initiate additional Phase I and multiple Phase II clinical trials in various cancer indications as a single agent and in combination with widely used chemotherapeutic agents.

  •
  Identify and develop additional virus products.  We are developing Armed Therapeutic Viruses that incorporate prodrug converting enzymes to selectively activate chemotherapeutic drugs at the tumor site and Armed Therapeutic Viruses incorporating cytokines. We intend to select one of these product candidates for further development by the end of 2002.

  •
  Retain substantial co-promotion rights to our products.  We intend to build sales and marketing capabilities to promote our products in the United States and Canada. In establishing new product collaborations, we seek to retain at least 50% of marketing and profit-sharing rights in the United States. In our collaboration with Warner-Lambert for the virus programs, we retained co-promotion rights as well as the opportunity for equal profit sharing in the United States and Canada. Our collaboration with Bayer offers us co-development, co-promotion and profit-sharing rights in the United States for BAY 43-9006 and any other products resulting from our collaboration that satisfy definitions contained in the agreement.

  •
  Establish strategic product partnerships for other virus products.  We believe that our therapeutic virus platform offers an opportunity to generate multiple development product candidates. We intend to establish strategic relationships to ensure that all product opportunities are fully maximized.

Collaborations

Warner-Lambert: ONYX-015 and Armed Therapeutic Viruses

        Effective September 1999, we entered into an agreement with Warner-Lambert for the purpose of developing and commercializing ONYX-015 and two armed therapeutic viruses. Under the terms of this agreement, we had the right to co-promote ONYX-015 and two armed virus products with Warner-Lambert in the United States and Canada. We also had the right to share equally in resulting profits or losses in these territories. Additionally, Warner-Lambert was responsible for commercializing the products in the rest of the world and was obligated to pay us a royalty on net sales in these markets. To retain its rights for the two armed virus product candidates, Warner-Lambert is required to fully fund the research and preclinical development of these product candidates.

        We retained the rights to independently develop and commercialize products based on p53-selective armed viruses other than the two selected in the collaboration. In addition, we retained the rights to all other products derived from our therapeutic virus technology.

        Pursuant to a related agreement, Warner-Lambert purchased $10 million of our common stock from us in two installments in 2000 and 2001.

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

        In August 2001, Onyx and Warner-Lambert amended the collaboration agreement for the development and commercialization of ONYX-015. We regained full rights to develop and commercialize ONYX-015 for head and neck cancer and other cancers that are treated via direct injections to the tumors and other local and regional routes of administration. We will fund all costs associated with these efforts and will retain all profit derived from worldwide sales of ONYX-015 in these indications, subject to the potential re-establishment of the original collaboration agreement. Warner-Lambert will retain development rights for ONYX-015 for cancers where the drug is administered intravenously. The parties have discontinued the clinical trials for ONYX-015 administered intravenously, and Onyx will utilize all available drug supply for clinical trials in head and neck cancer as well as other clinical trials involving local or regional administration. Once adequate drug supply for the intravenous trials is available, Warner-Lambert will have the option to pursue the development and regulatory approval of ONYX-015 for intravenous administration at its own cost. If Warner-Lambert does not exercise its option to reinitiate clinical trials for intravenous administration, we may establish one or more collaborative relationships with other parties for the development of ONYX-015. If Warner-Lambert exercises its option and if ONYX-015 receives marketing approval for intravenous administration in the United Sates, Onyx and Warner-Lambert will re-establish the collaboration under the terms of the original collaboration agreement for all indications. At that time, Onyx and Warner-Lambert will co-promote ONYX-015 in the United States and Canada and will share equally in any resulting profits.

        Onyx and Warner-Lambert are continuing their collaboration for the research and development of a CD armed virus. When a product candidate is selected for clinical development, we are obligated to pay 25% of the development costs to retain our profit sharing and co-promotion rights in the United States and Canada for this product candidate. If we choose not to or are unable for any reason to (1) fund our portion of the development costs for this Armed Therapeutic Virus product candidate, or (2) maintain our required co-promotion effort, then:

  •
  we would lose our co-promotion and profit-sharing rights for this product;

  •
  we would license this product exclusively to Warner-Lambert; and

  •
  we would receive a royalty on these sales in the applicable market.

        The rights to research and develop a cytokine armed virus product were reacquired from Warner-Lambert in November 2001.

Warner-Lambert: Cell Cycle

        In May 1995, we entered into a research and development collaboration agreement with Warner-Lambert to discover and commercialize small molecule drugs that restore control of or otherwise intervene in the misregulated cell cycle in tumor cells. Under this agreement, we developed screening tests, or assays, for jointly selected targets, and transferred these assays to Warner-Lambert for screening of their compound library to identify active compounds. Warner-Lambert is responsible for subsequent medicinal chemistry and preclinical investigations on the active compounds. We will receive milestone payments on clinical development and registration and royalties on worldwide sales of the products. Warner-Lambert is obligated to conduct and fund all clinical development, make regulatory filings and manufacture for sale the collaboration compounds. The research term under the agreement ended in August 2001. Warner-Lambert may develop products identified during the research term and, if Warner-Lambert receives FDA approval, we could receive milestone payments and royalties on these marketed products.

Warner-Lambert: Inflammation

        In July 1997, we entered into a research and development collaboration agreement with Warner-Lambert to discover and commercialize small molecule drugs for the treatment of acute and chronic inflammatory disorders. The obligations of the parties are similar to those agreed to under the cell cycle program. We would receive milestone payments based on the development and registration of any resulting products and would receive royalties on worldwide sales. The research term under the agreement ended in August 2001. Warner-Lambert may develop products identified during the research term and, if Warner-Lambert receives FDA approval, we could receive milestone payments and royalties on these marketed products.

Bayer

        Effective February 1994, we established a research and development collaboration agreement with Bayer to discover, develop and market compounds that inhibit the function, or modulate the activity, of the ras signaling pathway or that appropriately modulate the activity of this pathway to treat cancer and other diseases. Bayer and we concluded collaborative research under this agreement in 1999. Based on this research, Bayer and we identified a development candidate, BAY 43-9006, a compound that inhibits ras signaling in cells by inhibiting Raf kinase. In our Raf kinase inhibitor program, we are conducting with Bayer Phase I clinical trials in Germany, the United States, Canada and Belgium and a Phase I trial in AML and MDS. Together with Bayer, we will initiate multiple Phase I and Phase II studies in various cancer indications studying BAY 43-9006 as a single agent and also in combination with chemotherapeutic agents.

        Bayer has paid all the costs of research and preclinical development of this drug candidate. Under our agreement with Bayer, we have the opportunity to co-fund 50% of clinical development costs worldwide, excluding Japan, and we are currently co-funding 50% of clinical development costs. Bayer will fund 100% of development costs in Japan and pay us a royalty on sales. If we continue to co-fund and we exercise our right to co-promote in the United States, we would share equally in profits or losses in this territory. If we continue to co-fund but do not co-promote in the United States, Bayer would first receive a portion of the product revenues to repay Bayer for its commercialization infrastructure, before determining our share of profits and losses. In other parts of the world except

Japan, Bayer would also receive this preferential distribution. Based on our continued co-funding of development costs, Bayer will pay us $5 million at the initiation of Phase II studies and $15 million at the initiation of Phase III studies. These amounts will be repayable to Bayer from any of our future profits and royalties. At any time during product development, either company may terminate its participation in development costs, in which case the other party would retain exclusive rights to the product on a royalty-bearing basis. If we do not continue to bear 50% of product development costs, Bayer would retain exclusive, worldwide rights to this product candidate and would pay royalties to us on net sales.

        In addition to the development candidate referred to above, Bayer's chemists have optimized an additional lead compound identified in the course of the collaborative research. This continuing work has resulted in the identification of an inhibitor of Rho kinase. Rho kinase is also believed to be involved in the ras signaling pathway leading to tumor growth. This small molecule compound has been selected by Bayer to enter clinical trials. We are reviewing with Bayer the history of the discovery of this compound. Bayer has asserted that we have no economic interest in this compound, but on the basis of our current information, we believe we would have the right to receive our economic return in the event this compound is successfully developed and commercialized. We are seeking to resolve the existing disagreement, but we cannot assure you as to the ultimate outcome.

Chiron Corporation

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

        This agreement also includes a mechanism for our making proposals to Chiron for future collaborations. In these proposals, we would disclose to Chiron the material information known to us regarding the program and propose a set of commercial terms. If a proposal is made, and we and Chiron do not reach agreement within 60 days after we make the proposal, then we may, within 120 days thereafter, enter into an agreement with a third party on terms no more favorable taken as a whole than the terms that we offered to Chiron. Chiron has advised us that it believes the foregoing provision, in the context of the other provisions of this agreement, requires us to offer gene therapy programs to Chiron pursuant to this mechanism before we license any such program to a third party. We do not agree that these provisions impose this obligation to make proposals to Chiron. However, the resulting uncertainty about the interpretation of this agreement may impede our ability to enter into agreements with other companies for gene therapy products in the absence of a waiver by Chiron.

        Chiron has never exercised any right to receive a product license from us. We executed the agreement with Warner-Lambert concerning ONYX-015 and armed viruses pursuant to a waiver letter from Chiron. We understand that in recent years Chiron has reduced its research activities in the field of gene therapy. However, it is possible that Chiron will, in the future, assert rights under this agreement, which may impede or delay our ability to enter into collaboration agreements with others.

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

Manufacturing

        At this time, we do not have internal manufacturing capabilities to supply small or large-scale clinical trials or commercial quantities of ONYX-015. To manufacture our products for clinical trials or on a commercial scale, if we are required to or choose to do so, we will have to build or gain access to a manufacturing facility, which will require a significant amount of funds. In our collaborations in small molecule drug discovery, Bayer and Warner-Lambert are obligated to manufacture all such drugs for clinical development and commercialization.

        We have used contract manufacturers for the production of ONYX-015 for use in our clinical trials. Molecular Medicine LLC has manufactured ONYX-015 for use in our Phase III clinical trial using a small-scale manufacturing process. Although Molecular Medicine has produced viral products for Phase I and Phase II clinical trials, prior to the commencement of our Phase III clinical trial of ONYX-015, Molecular Medicine had not produced Phase III clinical trial materials for us or any other parties.

        To date, we have had delays in the production and the release of batches of clinical material manufactured by Molecular Medicine. While we have successfully produced and released batches of materials to support the Phase III clinical trial, Molecular Medicine has had production problems resulting in failed batches. Our agreement with Molecular Medicine terminates in June 2002.

        In January 2001, we entered into a process development and manufacturing agreement for ONYX-015 with XOMA. The agreement would allow us to obtain clinical and commercial supplies of ONYX-015 from XOMA. The agreement calls for XOMA to develop a large-scale production process for ONYX-015, produce clinical supplies, prepare the manufacturing facility for FDA review and provide commercial supplies to us. Together with XOMA, we are improving the existing manufacturing process to produce ONYX-015 on a large-scale basis.

        Together with XOMA, we are developing a process to produce ONYX-015 batches in a bioreactor which is 10 times larger than that of Molecular Medicine. Once we have completed the 10-fold scale up, we will work with XOMA to develop commercial manufacturing in a bioreactor 50 times larger than that of Molecular Medicine. We are currently working with XOMA to modify the process and manufacture consistent batches of ONYX-015 at the 10-fold scale increase to demonstrate consistency in the larger-scale process for filing of the CMC amendment. We expect to complete the process development and manufacture consistent batches to pass compliance testing and to be released for clinical trials by the second half of 2002. We expect to move forward with the 50-fold scale up development and manufacturing in 2003. Although XOMA has produced a number of protein products on a large-scale basis, XOMA does not have experience in large-scale viral manufacturing. XOMA may terminate the contract with 48 months' notice for any reason.

        Bayer has the manufacturing responsibility to supply BAY 43-9006 for clinical trials and to support commercial requirements. To date, there has been sufficient drug supply to support all clinical trials in progress as well as future clinical trials. We believe that Bayer has the capability to meet all future drug supply needs and meet the FDA and other regulatory agency requirements for commercialization.

Patents and Proprietary Rights

        We believe that patent and trade secret protection is crucial to our business and that our future will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others, both in the United States and other countries. In October 1997, we were awarded United States Patent No. 5,677,178 for claims covering the use of ONYX-015 for the treatment of functionally p53-deficient cancers. In April 1999, we were awarded European Patent No. 689,447, for claims covering the use of ONYX-015 for the treatment of functionally p53-deficient cancers. We were also awarded United States Patent No. 5,801,029, a broad methods of use patent, for claims covering the use of adenoviral mutants that kill functionally RB-deficient tumor cells and the corresponding European Patent No. 931830. Each of these patents includes claims covering armed viruses with anticancer genes. Further, we have made additional filings worldwide that claim adenoviruses can be used to kill functionally deficient p53 or RB cancer cells, with or without a prodrug converting enzyme. We were also awarded United States Patent No. 5,846,945, for claims covering compositions of matter that consist of ONYX-015 and a chemotherapeutic. As of December 31, 2000, we owned or had licensed rights to 35 United States patents and 41 United States patent applications, and generally, foreign counterparts of these filings. We have licensed patents and patent applications covering formulations of viruses, prodrug converting enzymes and other technology useful in the conduct of our business.

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

        We identified United States Patent No. 5,837,520 that covers methods of purification of viral vectors. Canji, Inc. either owns or has licensed the rights to this patent. We may seek a license under this patent from Canji. However, if a license were not available at commercially reasonably terms, or at all, we believe that we could develop purification methods that are not covered by the patent.

        We identified four European Patent Applications, EPA 415, 731; EPA 657, 539; EPA 657, 540; and EPA 690, 129, that claim enzymes for converting prodrugs to their active forms for treating disease, including cancer, and methods of delivering the enzymes using viruses. Glaxo Wellcome either owns or has licensed the rights to these patent applications. The European Applications were filed in 1989, and as yet, have not been granted. We assume that one or more corresponding United States patent applications have been filed, but none have issued yet. The issuance of any of these patent applications in either Europe or the United States will not prevent us from developing and commercializing ONYX-015. However, these patent applications, should they issue, may restrict our ability to incorporate prodrug converting enzymes into viruses. Moreover, we may not be successful in challenging these claims, under any of these patents if they were to issue, and we may not obtain a license to the patent.

        Genetic Therapeutic Inc. owns or has licensed the rights of United States patent No. 5,998,205. This patent covers adenoviruses that replicate in specific tissue types in which replication is controlled by genetic elements whose expression is unique to those tissues. This patent does not cover ONYX-015, but may cover a subset of our RB-selective viruses whose replication is controlled by a genetic element expressed in nearly all tumor cells regardless of the tissue of origin. If this patent were asserted against us, we may not successfully challenge these claims and we may not obtain a license.

        Introgen Therapeutics, Inc. owns or has licensed the rights of United States Patent No. 6,194,191. This patent covers methods for producing/purifying adenoviruses. We may seek a license to this patent. However, if a license were not available at commercially reasonably terms, or at all, we believe that we could develop purification methods that are not covered by the patent.

        Together with our licensors, we also rely on trade secrets to protect our combined technology; especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants and collaborators. These parties may breach the agreement, and we may not have adequate remedies for any breach. Our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that we or our consultants or research collaborators use intellectual property owned by others in their work for us, we may have disputes with them or other third-parties as to the rights in related or resulting know-how and inventions.

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

Competition

        We are engaged in a rapidly changing and highly competitive field. Other products and therapies that currently exist or are being developed will compete with the products we are seeking to develop and market. Some of these competitive products are in clinical trials. Direct competitors to our BAY 43-9006 program include Pfizer, Astra Zeneca PLC, OSI Pharmaceuticals, Inc., Genentech, Inc. and Protein Design Labs, Inc., or PDLI. Pfizer is conducting Phase I clinical trials with a small molecule targeting the MEK kinase, an enzyme that is also involved in the ras signaling pathway. In addition, potential competition may come from agents that target cancer cells with positive Epidermal Growth Factor, or EGF, receptors and Vascular Endothelial Growth Factor, or VEGF, receptors. These agents include antibodies and small molecules. In particular, OSI Pharmaceuticals and Astra Zeneca are developing small molecule inhibitors of tyrosine kinase. These products, IRESSA™ and Tarceva™ are currently in Phase III clinical trials. Companies working on developing antibody approaches include ImClone Systems, Incorporated with a C225 antibody targeting EGF receptors and Genentech and PDLI with antibodies targeting VEGF receptors. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would provide competition for BAY 43-9006.

        The agents directly competitive to our therapeutic viruses include Introgen Therapeutics' p53 gene therapy product that is currently in Phase III clinical trials for treatment of head and neck cancer. Targeted Genetics Corporation's tumor inhibiting gene therapy in combination with radiation therapy for the treatment of head and neck cancer is currently in Phase II clinical trials. Vical Incorporated is in Phase II clinical trials with Allovectin-7®, a gene therapy product, for treatment of early stage cancer of the oral cavity. In addition, there are other therapeutic approaches in development to treat head and neck cancer and liver metastases of colorectal cancer. These approaches include monoclonal antibodies and small molecules targeting cancer cells with positive EGF receptors. ImClone Systems is conducting Phase II/III clinical trials of a monoclonal antibody targeting EGF receptors in patients with head and neck cancer and liver metastases of colorectal cancer. OSI Pharmaceuticals is conducting Phase II/III clinical trials of a small molecule targeting tyrosine kinase for treatment of head and neck cancer. Other small molecule approaches in Phase II clinical trials for treatment of head and neck cancer include Tularik Inc.'s Lometrexol, an anti-folate, and Eli Lilly and Company's Gemcitabine. If approved, the products of these and other competitors now in clinical trials will compete directly with ONYX-015.

        We compete with our competitors based on a variety of factors, including:

  •
  product efficacy and safety;

  •
  the timing and scope of regulatory approvals;

  •
  availability of supply;

  •
  marketing and sales capability;

  •
  reimbursement coverage;

  •
  price; and

  •
  patent position.

Employees

        As of December 31, 2001, we had 85 full-time employees of whom 19 hold Ph.D. or M.D. degrees. Of our employees, 59 are in research and development and 26 are in corporate development, finance and administration. No employee of ours is represented by a labor union and we consider our employee relations to be good. In late 2001, we reduced the size of our workforce, primarily impacting the research and administrative functions, by approximately 30 percent in addition to implementing various cost-saving measures in all areas of the company.

Properties

        We occupy a total of approximately 50,000 square feet of office and laboratory space in our primary facility in Richmond, California. The lease expires in April 2005 with an option to extend the lease for an additional five years. We entered into a sublease with Syrrx, Inc. to use 1,450 square feet of this facility and certain common areas for a six-month term commencing in November 2001. The sublease fee is $6,850 per month. Syrrx has one option to extend the term for up to an additional three months.

        We also lease an additional 12,000 square feet of space in a secondary facility in Richmond, California. The lease for approximately 9,000 square feet in this facility expires in September 2010 with renewal options at the end of the lease for two subsequent five-year terms. The lease for 3,000 square feet in this facility expires in October 2003 with renewal options at the end of the lease term for three years and four years. We determined that we no longer require this space as a result of the reduction in force that was announced in October 2001, and we are currently attempting to sublease all of the 12,000 square feet in this facility.

Legal Proceedings

        We are not a party to any material legal proceedings.

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

        In June 2000, we initiated a 360-patient, multi-center Phase III clinical trial of ONYX-015 administered by direct injection into tumors, or intratumoral injection, in patients with head and neck cancer that has progressed following initial treatment with surgery and/or radiation, or recurrent disease. Enrollment to this trial has proceeded very slowly. In the first quarter of 2002, we decided to modify our development plan for ONYX-015 in head and neck cancer prior to advancing ONYX-015 in the FDA registration process and, therefore, we are not accelerating the Phase III clinical trial until these development modifications are complete. In addition, we are planning to initiate a Phase II/III clinical trial in head and neck cancer patients with refractory disease. Historically, many companies have failed to demonstrate the effectiveness of pharmaceutical products in Phase III clinical trials notwithstanding favorable results in Phase II clinical trials. We may fail to demonstrate desired effectiveness levels in our Phase III clinical trial of ONYX-015. In addition, we may observe previously unforeseen side effects. We may fail to extend the findings of previous clinical trials in our Phase III clinical trial of ONYX-015, including similar tumor response rates, duration of tumor response or safety.

        The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. We are currently under discussions with the FDA on the design of our clinical trials to determine whether they meet the needs of the FDA for registration. The FDA may not accept our Phase III clinical trial and our planned Phase II/III clinical trial in refractory head and neck cancer as registration trials. In addition, the FDA may not accept the results of our clinical trials or accept as sufficient for market approval other elements of the application that we may file for ONYX-015. The FDA may require changes in our current trials or may require additional clinical trials, which may be extensive, expensive and time-consuming. We cannot market ONYX-015 unless we receive regulatory approval.

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

        We are initially developing ONYX-015 for treatment of head and neck cancer using intratumoral injection. Even if we are successful in developing ONYX-015 for this type of cancer, we may not demonstrate that ONYX-015 is effective in the treatment of a broader array of cancer types. We conducted a Phase I/II clinical trial for treatment of liver metastases of colorectal cancer with ONYX-015 administered through intrahepatic artery infusion. In addition, we are in the process of completing Phase I/II clinical trials of ONYX-015 for treatment of oral dysplasia. The Phase I/II clinical trial in liver metastases of colorectal cancer is based on a small number of patients, and we may not reproduce the results from these clinical trials in future clinical trials with additional patients. If we are not successful in establishing the effectiveness of ONYX-015 in a broad range of cancer types that are treated via direct injections to the tumors and other local and regional routes of administration or demonstrate effectiveness in metastatic cancers treated via intravenous administration, ONYX-015 may not have a broad commercial use.

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

We currently rely on a limited number of sources for the manufacturing of ONYX-015, and if these sources are unable or unwilling to deliver the required quantities, we may not be able to find replacement manufacturers, which could result in a delay in clinical trials or in regulatory approval.

        We currently rely on two sources for the manufacturing of ONYX-015, Molecular Medicine and XOMA. We are aware of only a limited number of manufacturers who we believe would have the ability and capacity to manufacture this product or any other therapeutic viruses we may develop. Currently, we have clinical supplies produced and released for clinical trials from Molecular Medicine. Molecular Medicine has experienced production problems resulting in failed batches. In addition, we have held up final release of some of the batches from Molecular Medicine until the manufacturer completed documentation that complies with our manufacturing standards. Our agreement with Molecular Medicine will expire in June 2002.

        In our manufacturing collaboration with XOMA, we made modifications to the process to increase the scale of the manufacturing process and to minimize batch failures. We do not expect XOMA to begin supplying us with ONYX-015 for use in clinical trials before mid-2002. This could delay our clinical trials and our applications for regulatory approval with the FDA. If XOMA fails to supply us with sufficient materials, we may be forced to incur additional expenses to pay for the manufacture of materials using a replacement contract manufacturer, if we can find a replacement manufacturer, or to develop our own manufacturing capabilities, which may not occur within a reasonable amount of time or at commercially reasonable rates.

No one has manufactured replicating human viruses at a large commercial scale; if we are unable to develop an effective process to manufacture ONYX-015 on a large scale, our clinical trials and regulatory approval would be delayed.

        No one has produced replicating human viruses using a commercial-scale manufacturing process. To date, Molecular Medicine and we have experienced production problems using a small-scale process to supply our clinical trials. We are making changes to the process and operations using a larger scale process at XOMA. However, we may need to make additional process changes and operational changes to make the manufacturing process more reliable and to make the process easier for us to develop into a larger commercial-scale manufacturing process. If we are unable to improve the large-scale manufacturing process, we may not increase the number of clinical trials for ONYX-015 and the number of sites enrolling patients. If we are unable to expand the number of clinical trials, clinical sites enrolling patients and patients receiving ONYX-015, the results from our clinical trials will be delayed, and we will not receive regulatory approval without the results from these trials.

XOMA may not be able to produce commercial quantities of ONYX-015, which could delay regulatory approval.

        To obtain regulatory approval for ONYX-015, we will need to treat a large percentage of the patients in our clinical trials for registration using ONYX-015 produced from the manufacturing process and in the same manufacturing facility that we intend to use following FDA approval. In conjunction with XOMA, we will need to modify the manufacturing process to produce large quantities of ONYX-015 and to lower the cost by improving the efficiency of the process. To modify the manufacturing process and to meet our quality standards for ONYX-015, in conjunction with XOMA, we will need to spend a significant amount of time and capital and complete a substantial amount of experimentation. In conjunction with XOMA, we will need to expand and modify existing manufacturing facilities to produce commercial quantities of ONYX-015. XOMA does not have experience in large-scale viral manufacturing.

        In addition, XOMA may terminate our process development and manufacturing agreement with us for any reason by providing notice 48 months in advance. Further, if Warner-Lambert asserts its right as the sole manufacturer of ONYX-015 for commercial supply after having exercised the option to develop and commercialize ONYX-015 in intravenous indications, we will have to rely on Warner-Lambert for commercial supply of ONYX-015 rather than XOMA and the timing for the availability of the commercial supply will depend on when Warner-Lambert decides to invest in a commercial manufacturing facility.

        We will need to demonstrate to the FDA that the product from the process manufactured at XOMA is comparable to ONYX-015 produced from the process at Molecular Medicine. Filing of our applications for regulatory approval may be delayed if we:

  •
  encounter difficulties in modifying the manufacturing process;

  •
  fail to treat patients in our clinical trials required for registration with product from the new manufacturing process; or

  •
  fail to meet the FDA requirements for the CMC submission for the Biologics License Application, or BLA.

We are dependent upon collaborative relationships to develop, manufacture and commercialize our products and to obtain regulatory approval, which could delay the development and commercialization of our products.

        Our strategy for developing, manufacturing and commercializing our products and obtaining regulatory approval depends in large part upon maintaining and entering into collaboration agreements with pharmaceutical companies or other collaborators. We have entered into a number of collaboration agreements with different parties, including research, development and marketing agreements with Warner-Lambert and Bayer. If we fail to maintain these collaborative relationships or to establish new collaborative relationships, we would need to undertake these research, development, manufacturing and marketing activities at our own expense, which would significantly increase our capital requirements and limit the programs we are able to pursue. Further, we would incur significant delays with the development, manufacture or sale of our products.

        In August 2001, Onyx and Warner-Lambert amended the collaboration agreement for the development and commercialization of ONYX-015. We regained full rights to develop and commercialize ONYX-015 in head and neck cancer and other cancers that are treated via direct injections to the tumors and other local and regional routes of administration. We will fund all costs associated with these efforts and will retain all profit derived from worldwide sales of ONYX-015 in these indications, subject to the potential re-establishment of the original collaboration agreement. Warner-Lambert will retain development rights for ONYX-015 for cancers where the drug is administered intravenously.

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

        We were established in April 1992 by means of a transfer from Chiron to us of the drug discovery program conducted at Chiron by Dr. Frank McCormick, our scientific founder, and his research team. Under the agreement executed at that time, we granted Chiron preferential rights to receive product licenses in the fields of diagnostics and vaccines, and also established a mechanism for our making proposals to Chiron for future collaborations. Chiron has advised us that it believes this mechanism requires us to offer gene therapy programs to Chiron before licensing any of these programs to a third party. We and Chiron have different interpretations of this agreement as it relates to the scope of Chiron's rights. We executed our agreement with Warner-Lambert for the development of ONYX-015 and two other virus products pursuant to a waiver letter from Chiron. If Chiron does not grant us further waivers and asserts rights under the April 1992 agreement, or if disputes arise, we may encounter difficulties or delays in entering into future collaborations for other product candidates.

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

  •
  rate of our products' acceptance by the target population;

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

        We depend in part on public acceptance of the use of viruses as therapeutics or as delivery vehicles for gene therapy for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that these therapies are unsafe, and these therapies may not gain acceptance by the public or the media. As a result of negative public reaction to these therapies, the FDA and the Recombinant DNA Advisory Committee, which acts as an advisory body to the National Institutes of Health, may impose greater regulation, stricter clinical trial oversight and stricter commercial product labeling requirements. Any adverse events in the field of gene therapy that may occur in the future may result in greater governmental regulation of our product candidates and potential regulatory delays relating to the testing or approval of our product candidates.

We have a history of losses, and we expect to continue to incur losses.

        As of December 31, 2001, we had an accumulated deficit of approximately $113 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs. We derived no significant revenues from product sales or royalties. We expect to incur significant and increasing operating losses over the next several years as we expand our research and development efforts, preclinical testing and clinical trial and manufacturing activities, including the 2001 manufacturing contract with XOMA. We expect our operating losses to increase even more dramatically with the amendment of the collaboration agreement with Warner-Lambert for the development of ONYX-015. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the establishment or termination of collaborations, the timing and amount of collaboration payments under the terms of our collaboration agreements, or the initiation, success or failure of clinical trials.

        We do not expect to generate revenues from the sale of products for the foreseeable future. We expect that substantially all of our revenues for the foreseeable future will result from payments under our collaboration agreements. Our ability to achieve profitability depends upon our success in completing development of our potential products, obtaining required regulatory approvals and manufacturing and marketing our products.

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

  •
  our ability to manufacture sufficient drug supply to complete clinical trials;

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

        We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market products that will compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive products are in clinical trials. If approved, the products of these and other competitors now in clinical trials will compete directly with BAY 43-9006 and ONYX-015. Other companies are developing drugs targeting cancer cells that may compete with our other product candidates.

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

        Based on our discussions with the FDA and the status of the development of the large-scale manufacturing process, we decided in the first quarter of 2002 to modify our ONYX-015 development plan. We believe we must meet the following milestones for the ONYX-015 program in head and neck cancer to advance towards FDA approval:

  •
  Successfully manufacture additional batches of ONYX-015 at XOMA;

  •
  Gain concurrence from the FDA of the CMC amendment for materials produced from XOMA; and

  •
  Obtain full alignment with the FDA requirements for the ONYX-015 registration path in head and neck cancer.

        As a result of our decision, we expect delay in the time to market for ONYX-015. The extent of the delay will be dependent on our ongoing discussions with the FDA to gain concurrence on the CMC amendment and the time it will take to ensure all clinical trial design and protocols fully satisfy FDA requirements for registration.

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

  •
  we, our collaborators or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks; and

  •
  potential products may not have the desired effect or may have undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

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

        We may not have been the first to make the inventions covered by each of our issued or pending patent applications, or we may not have been the first to file patent applications for such inventions. Competitors may have independently developed technologies similar to ours. We may need to license the right to use third-party patents and intellectual property to develop and market our products. We may not acquire such required licenses on acceptable terms, if at all. If we do not obtain such licenses, we may need to design around other parties' patents, or we may not be able to proceed with the development, manufacture or sale of our products. We may face litigation to defend against claims of infringement, assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the scope and validity of others' proprietary rights.

        In addition, we may require interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions relating to our patent applications. These activities, and especially patent litigation, are costly.

        Specifically, we are aware of patent applications filed in the United States and abroad that, if they were to issue, would cover ONYX-015 and other viruses that selectively replicate. We are aware of patents that might cover our RB-selective viruses and may cover our method for producing and purifying viruses. We are also aware of patent applications that claim enzymes for converting drugs to their active forms for treating disease, including cancers, and claim methods of delivering the enzymes using a virus. We may be unable to commercialize our products affected by these patents, if any of these patents are issued and we are unable to:

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

        The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our stock price include:

  •
  results of clinical trials from BAY 43-9006 and ONYX-015;

  •
  ability to accrue patients into clinical trials;

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

        Our executive officers, directors and 5% stockholders own, in the aggregate, approximately 17% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

        In the past, stockholders have often brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us, because biotechnology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, and could seriously harm our business, financial condition and results of operations.

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

  •
  after the transaction in which the stockholder acquired 15% or more of the corporation's stock, the stockholder owned at least 85% of the corporation's outstanding voting stock, excluding shares owned by directors, officers and employee stock plans in which employee participants do not have the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

  •
  on or after this date, the merger or sale is approved by the board of directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

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

	Common Stock
	2001		2000
	High	Low	High	Low
First Quarter	$13.625	$6.750	$32.938	$9.625
Second Quarter	11.970	5.375	15.500	7.000
Third Quarter	11.510	3.510	32.734	10.000
Fourth Quarter	5.990	3.500	24.688	11.625

        On March 25, 2002, the last reported sales price of our common stock on the Nasdaq National Market was $4.64 per share.

Holders

        There were approximately 378 stockholders of our common stock as of March 25, 2002.

Dividends

        Onyx has not paid cash dividends on its common stock and does not plan to pay any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

Onyx Pharmaceuticals, Inc.

        This section presents our selected historical financial data. You should read carefully the financial statements and the notes thereto included in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Statement of Operations Data for the years ended December 31, 1999, 2000 and 2001 and the Balance Sheet Data as of December 31, 2000 and 2001 have been derived from our audited financial statements included elsewhere in this report. The Statement of Operations Data for the years ended December 31, 1997 and 1998 and the Balance Sheet Data as of December 31, 1997, 1998 and 1999 have been derived from our audited financial statements that are not included in this report. Historical results are not necessarily indicative of future results. See the Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Statement of Operations Data:
Total revenue	$15,846	$24,180	$13,324	$11,314	$7,799
Operating expenses:
Research and development	39,927	26,879	23,627	25,383	20,715
General and administrative	6,652	7,508	5,341	5,275	5,089
Restructuring and other	812	—	—	—	—

Loss from operations	(31,545)	(10,207)	(15,644)	(19,344)	(18,005)
Other income and expense, net	3,973	2,728	842	1,685	1,980

Net loss	$(27,572)	$(7,479)	$(14,802)	$(17,659)	$(16,025)

Basic and diluted net loss per share	$(1.50)	$(0.50)	$(1.29)	$(1.56)	$(1.65)

Shares used in computing basic and diluted net loss per share	18,385	14,896	11,503	11,289	9,707

	December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities.	$58,466	$81,994	$14,463	$32,160	$35,472
Total assets	65,782	88,597	21,628	37,207	41,858
Working capital	48,669	74,209	6,773	19,591	27,885
Long-term debt, noncurrent portion	—	—	183	2,382	4,336
Accumulated deficit	(113,124)	(85,552)	(78,073)	(63,271)	(45,612)
Total stockholders' equity	55,085	76,896	7,662	21,619	28,821

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. We use words such as "may," "will," "expect," "anticipate," "estimate," "intend," "plan," "predict," "potential," "believe," "should" and similar expressions to identify forward-looking statements. These statements appearing throughout our 10-K are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those set forth under "Business" and "Additional Business Risks," as well as those discussed elsewhere in this Annual Report on Form 10-K.

Overview

        We are engaged in the discovery and development of novel cancer therapies. Based on our proprietary technologies that target the molecular basis of cancer, we are developing our lead products, ONYX-015 and BAY 43-9006. ONYX-015 is currently in a Phase III clinical trial for treatment of recurrent head and neck cancer. In the first quarter of 2002, we decided to modify our development plan for ONYX-015 in head and neck cancer prior to advancing ONYX-015 in the FDA registration process. Therefore, we are not accelerating the Phase III clinical trial until these development modifications are complete. In collaboration with Bayer, we are in the process of completing four Phase I clinical trials. In addition, we are conducting a Phase I clinical trial in Canada in patients with acute myelogenous leukemia, or AML, and myelodysplastic syndrome, or MDS. We also initiated the first Phase I clinical trial of BAY 43-9006 in combination with chemotherapy agents. We plan to initiate additional Phase I and multiple Phase II clinical trials of BAY 43-9006 in patients with various tumor types in 2002. Further, on our own and as a result of our virus and small molecule collaborations, additional research and development is being conducted on potential future product candidates.

        In August 2001, we amended our collaboration agreement with Warner-Lambert for the development and commercialization of ONYX-015. We regained full rights to develop and commercialize ONYX-015 for head and neck cancer and other cancers where local or regional administration of ONYX-015 would be feasible. We will fund all costs associated with these efforts and will retain all profit derived from worldwide sales of ONYX-015 in these indications, subject to the potential re-establishment of the original collaboration agreement. Warner-Lambert will retain development rights for ONYX-015 for cancers where the drug is administered intravenously. The parties have discontinued the clinical trials for ONYX-015 administered intravenously, and Onyx will utilize all available drug supply for clinical trials in head and neck cancer as well as other clinical trials involving local or regional administration. Once adequate drug supply for the intravenous trials is available, Warner-Lambert will have the option to pursue the development and regulatory approval of ONYX-015 for intravenous administration at its own cost. If Warner-Lambert does not exercise its option to reinitiate clinical trials for intravenous administration, we may attempt to establish one or more collaborative relationships with other parties for the development of ONYX-015. If Warner-Lambert exercises its option and if ONYX-015 receives marketing approval for intravenous administration in the United States, Onyx and Warner-Lambert will re-establish the collaboration under the terms of the original collaboration agreement for all indications. At that time, Onyx and Warner-Lambert will co-promote ONYX-015 in the United States and Canada and will share equally in any resulting profits.

        In August 2001, our small molecule research collaborations with Warner-Lambert concluded. We no longer receive funding for these programs nor conduct any independent research in the cell cycle and inflammation areas. Warner-Lambert continues to review possible clinical candidates arising from these research programs.

        In the fourth quarter of 2001, we implemented a restructuring plan and reduced the size of our workforce by approximately 30 percent. In addition, we put into effect various cost-saving measures in all other areas of the company. The reduction in staffing primarily impacted the research and administrative functions. We will continue to build staff in development functions to ensure the continued development of ONYX-015 and BAY 43-9006. Key hires will continue to be made in clinical development and manufacturing.

        We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, primarily due to expenses associated with the development and commercialization of ONYX-015 in local/regional indications and our co-funding of the clinical development of BAY 43-9006 with Bayer. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 2001, our accumulated deficit was approximately $113.1 million.

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

Critical Accounting Policies

        We consider accounting policies related to revenue recognition and use of estimates to be critical policies.

        Revenue Recognition:    Revenue is recognized when the related costs are incurred and the following four basic criteria of revenue recognition are met:

  •
  persuasive evidence of an arrangement exists;

  •
  delivery has occurred or services rendered;

  •
  the fee is fixed and determinable; and

  •
  collectibility is reasonably assured.

Determination of the criteria regarding the nature of the fee charged for products or services delivered and the collectibility of those fees are based on management's judgments.

        Contract Revenue from Collaborations:    Revenue from non-refundable, up-front license or technology access payments under license and collaboration agreements that are not dependent on future performance under the arrangements is recognized when such amounts are received. If we have continuing obligations to perform, such up-front fees are recognized over the period of continuing performance obligation.

        Contract revenue also involves Onyx providing research services on a best efforts basis to certain collaborative partners. We are reimbursed based on the costs associated with the number of full-time equivalent employees working on each specific contract. We recognize revenue under these arrangements as the related research and development costs are incurred, which is generally on a ratable basis over the contract. Deferred revenue may result when we do not incur the required level of effort during a specific period in comparison to funds received under the respective contract.

        Milestone payments under collaboration arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process, because we have no future performance obligations related to the payment. Milestone payments are triggered either by the results of our research efforts or by events external to Onyx, such as regulatory approvals, the commencement of clinical trials or selection of candidates for drug development. Amounts received in advance are recorded as deferred revenue until the related milestone is achieved.

        Use of Estimates:    The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. The items in our financial statements requiring significant estimates and judgments include determining the useful lives of fixed assets for depreciation and amortization calculations, assumptions for valuing stock options and estimated lives of license and collaboration agreements related to deferred revenue. Actual results could differ materially from these estimates.

Results of Operations

Years Ended December 31, 2001, 2000 and 1999

        Total Revenue.    Our total revenues in each of the last three years were derived almost exclusively from collaborative research and development programs with Warner-Lambert and Bayer. The approximate revenue from each of our programs, and other sources for each of the past three years was as follows:

	Year Ended December 31,
	2001	2000	1999
	(In millions)
Warner-Lambert:
ONYX-015 and Armed Therapeutic Viruses	$12.0	$18.6	$4.0
Cell Cycle	2.2	2.5	2.7
Inflammation	1.4	2.7	3.3
Bayer	—	0.1	1.8
Eli Lilly and Company	—	—	0.5

Total contract revenues	15.6	23.9	12.3
All other sources	0.2	0.3	1.0

Total revenues	$15.8	$24.2	$13.3

        Total revenues decreased by $8.3 million or 34 percent from 2000 to 2001. This decrease is primarily due to the fact that we are no longer receiving reimbursement for ONYX-015 development costs from Warner-Lambert as a result of the amended agreement announced in August 2001. For fiscal year 2000, revenue also included $3.7 million received from Warner-Lambert upon the completion of a research milestone. In addition, the cell cycle and inflammation collaborations with Warner-Lambert concluded in August 2001, and we will not receive further funding under these programs. Total revenues increased by $10.9 million or 81 percent from 1999 to 2000 primarily as a result of increased contract revenues. Total contract revenues increased in 2000, because we recognized a full year of revenues under the Warner-Lambert ONYX-015 and armed therapeutic virus collaboration agreement, as well as the $3.7 million payment mentioned above. This collaboration agreement was in effect for only four months of 1999. In January 1999, our research collaboration with Bayer concluded. Based on this research, we and Bayer identified a development candidate, and we are co-funding clinical trials with Bayer. As a result, we did not recognize any revenue in 2001 and 2000 from this program. In June 1999, the collaboration program with Eli Lilly and Company expired pursuant to the terms of the agreement and as a result, we did not recognize any future revenues under this program. We expect total contract revenues in 2002 to total between $2.5 million and $3.5 million primarily related to research funding from Warner-Lambert for the armed therapeutic virus program.

        Research and Development Expenses.    Research and development consists of costs incurred for independent and collaborative research and development. Below are a summary of products and the related stages of development for each product in clinical development. The major components of research and development costs include salaries and employee benefits, clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, supplies and materials, equipment depreciation and allocations of various overhead and occupancy costs. The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products. In general, biopharmaceutical development involves a series of steps beginning with identification of a potential target and includes proof of concept in animals and Phase I, II and III clinical studies in humans, each of which is typically more expensive than the previous step. Success in development results in increasing expenditures, and the timing for completion of these steps may be uncertain.

Product/Program	Technology	Indication	Status
ONYX-015	p53-Selective Replicating Virus	Recurrent Head and Neck Cancer Refractory Head and Neck Cancer Liver Metastases of Colorectal Cancer Oral Leukoplakia	Phase III Phase II/III Phase II Phase I/II
BAY 43-9006	Small Molecule Inhibitor of Raf kinase	Multiple solid tumor types, Acute Myelogenous Leukemia, Myelodysplastic Syndrome	Phase I
ONYX-411	RB-Selective Replicating Virus	Multiple Tumor Types	Preclinical
Armed ONYX-015 Armed ONYX-411	p53- and RB-Selective Replicating Viruses Armed with Anticancer Genes (CD, GM-CSF, Nitroreductase)	Multiple Tumor Types	Preclinical
Cell Cycle Program	Small Molecule	Multiple Tumor Types	Research
Inflammation Program	Small Molecule	Acute and Chronic Inflammatory Disease	Research

        Research and development expenses were $39.9 million in 2001, an increase of $13.0 million or 49 percent from 2000. $9.5 million of the increase in expenses was attributable to development costs for ONYX-015, including process development and manufacturing expenses incurred under the agreement with XOMA. $3.4 million of the increased expenses related to the co-development and clinical trial costs of BAY 43-9006 with Bayer. Phase I clinical trials were initiated in July 2000, and effective with the commencement of clinical trials, we are currently co-funding 50 percent of BAY 43-9006 clinical development costs. Research and development expenses were $26.9 million in 2000, an increase of $3.3 million or 14 percent from 1999. This increase was primarily due to increased clinical trial expenses for the Phase I clinical trials of BAY 43-9006 and to contract manufacturing expenses as production increased to provide ONYX-015 for our various Phase I/II clinical trials. Our research and development expenses in 2002 are expected to increase modestly over 2001. Increased investment in ONYX-015 and BAY 43-9006 development programs will be offset by the reductions to earlier stage research programs that were announced as part of our restructuring plan in October 2001.

        Our product development programs may not result in any approved products. Product candidates that may appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to pass through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. Furthermore, as part of our business strategy, we may enter into collaborative arrangements with third parties to complete the development and commercialization of our product candidates, and it is uncertain which of our product candidates would be subject to future collaborative arrangements. The participation of a collaborative partner may accelerate the time to completion and reduce the cost to us of a product candidate, or it may delay the time and increase the cost to us due to the alteration of our existing strategy. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report titled "Additional Business Risks." Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

        General and Administrative Expenses.    General and administrative expenses were $6.7 million in 2001, a decrease of $0.9 million or 11 percent from 2000. The decrease was primarily due to a reduction in consulting expenses. General and administrative expenses were $7.5 million in 2000, an increase of $2.2 million or 41 percent from 1999. The increase was primarily due to increased employee-related expenses for the hiring of additional staff. It is anticipated that general and administrative expenses in 2002 may decrease slightly from 2001 expenses as a result of headcount reductions that impacted the administrative functions at the end of 2001.

        Restructuring and Other.    In October 2001, we formally adopted and announced a restructuring plan aimed at reducing future operating costs. We recognized $0.8 million of restructuring and other charges. Of the $0.8 million, $0.4 million related to the impairment of certain long-lived assets, $0.3 million related to employee termination costs, and $0.1 million related to office closure costs. We reduced the size of our workforce by approximately 30 percent, primarily impacting the research and administrative functions. Employee termination costs consisted of wage continuation and advance notice pay. Office closure costs included losses on operating leases and asset impairments included leasehold improvements related to vacated facilities and equipment related to research and development programs not expected to continue. Restructuring and other expenses in fiscal years 2000 and 1999 were zero. We expect 2002 operating expenses to be only slightly higher than in 2001 as a result of reductions to earlier stage research programs while increasing investment in ONYX-015 and BAY 43-9006 development programs.

        Interest and Other Income, net.    We had net interest income of $3.2 million in 2001, and increase of $0.5 million from 2000. The increase was principally due to the $48.1 million follow-on public offering of common stock in October 2000 and the $5.0 million common stock issuance to Warner-Lambert in March 2001, resulting in increased cash and investment balances and thus more interest income for the current period. We had net interest income of $2.7 million in 2000, an increase of $1.9 million from 1999. The increase was principally due to the increased cash and investment balances from the $17.8 million private placement financing of common stock in January 2000, the $5.0 million common stock issuance to Warner-Lambert in February 2000, and the $48.1 million follow-on public offering of common stock in October 2000. This resulted in more interest income for the year ended December 31, 2000. In November 2001, we sold and licensed to Syrrx assets from our small molecules discovery program, including drug targets, related reagents and assays and compound libraries in exchange for preferred stock valued at $0.8 million, which was recorded as other income. The preferred stock value was based on recent sales of Syrrx preferred stock for cash. The chief executive officer of Syrrx is a member of our board of directors. Other income for fiscal years 2000 and 1999 were zero.

Income Taxes

        Since our inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2001, our net operating loss carryforwards for federal income tax purposes were approximately $107.5 million and for state income tax purposes were approximately $20.7 million. We also had federal research and development tax credit carryforwards of approximately $3.5 million. If not utilized, the net operating loss and credit carryforwards will expire at various dates beginning in 2003. Utilization of net operating losses and credits may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of our net operating loss and credit carryforwards before they can be used. Please read Note 10 of the Notes to the Financial Statements included in Item 8 of this Form 10-K for further information.

Related Party Transactions

        In March 2001, we issued 460,872 shares of common stock to Warner-Lambert in a private placement, at a price of $10.849 per share, for aggregate proceeds of $5.0 million. We record related party revenue under our collaboration agreements with Warner-Lambert. Please read Note 2 of the Notes to the Financial Statements included in Item 8 of this Form 10-K for further information.

        In November 2001, we sold and licensed to Syrrx assets from the our small molecules discovery program, including drug targets, related reagents and assays and compound libraries in exchange for Syrrx preferred stock valued at $0.8 million, which was recorded as other income. The value of the preferred stock was determined based on recent sales of the Syrrx preferred stock for cash. We could also receive royalties on pharmaceutical products resulting from these assets. The chief executive officer of Syrrx is a member of our board of directors.

        We have loans with certain current and former employees of which approximately $0.3 million were outstanding at December 31, 2001 and 2000. These loans bear interest at rates ranging from 0.0% to 10.0% per annum.

Liquidity and Capital Resources

        Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities and revenue from collaborative research and development agreements to fund our operations.

        At December 31, 2001, we had cash and investments of $58.5 million, compared to $82.0 million at December 31, 2000, and $14.5 million at December 31, 1999. The decrease of $23.5 million in 2001 was primarily attributable to cash used in operating activities of $26.8 million and capital expenditures of $2.3 million. These uses of cash were partially offset by the sale of our common stock to Warner-Lambert in March 2001, which raised $5.0 million. The increase in cash and investments from 1999 to 2000 of $67.5 million was attributable to several sources. In January 2000, we completed a private placement of common stock, which raised $17.8 million. In February 2000, we sold common stock to Warner-Lambert, which raised $5.0 million. In October 2000, we raised $48.1 million of net proceeds from our public offering of 3.45 million shares of our common stock. In addition, we received $4.5 million of cash from the exercise of stock options by our employees. These increases were partially offset by cash used in operations of $4.4 million, the repayment of debt of $2.2 million and capital expenditures of $1.6 million.

        Our cash used in operations was $26.8 million in 2001, $4.4 million in 2000 and $14.7 million in 1999. The cash was used primarily to fund increasing levels of research and development expenses necessary to support development expenses including manufacturing and clinical trial costs for ONYX-015 and for clinical development costs related to BAY 43-9006. Expenditures for capital equipment amounted to $2.3 million in 2001, as compared to $1.6 million in 2000, and $1.3 million in 1999. We currently expect to make expenditures for capital equipment and leasehold improvements between $1.0 million and $1.5 million in 2002.

        We believe that our existing capital resources and interest thereon, anticipated revenues from existing collaborations along with cost savings from the reduction in force announced in October 2001 will be sufficient to fund our current and planned operations through 2002. Specifically, we anticipate that Bayer will pay us under our collaboration agreement $5.0 million during 2002 for the initiation of Phase II clinical trials for BAY 43-9006 based on our continued co-funding of development costs.

Pursuant to our collaboration agreement, this amount is repayable to Bayer from our share of profits and royalties. Changes in our research and development plans, revenues from collaborators or other changes affecting our operating expenses may result in the expenditure of these resources before the end of 2002, and in any event, we will need to raise substantial additional capital to fund our operations in future periods. We intend to seek this additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

        Our contractual obligations for the next five years and thereafter are as follows:

	Payments Due by Period
Contractual Obligations(1)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Operating Leases	$3,194	$797	$1,613	$428	$356

(1)
This table does not include any payments under research and development collaborations, as the amount and timing of such payments are not known.

Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS 141, "Business Combinations." SFAS 141 supersedes APB 16, "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We do not expect the adoption of SFAS 141 to have a material effect on our financial condition or results of operations.

        In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 supersedes APB 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. We do not expect the adoption of SFAS 142 to have a material effect on our financial condition or results of operations.

        In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. We do not expect the adoption of SFAS 143 to have a material effect on our financial condition or results of operations.

        In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used: and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not expect the adoption of SFAS 144 to have a material effect on our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we place our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We classify our cash equivalents or marketable securities as fixed rate if the rate of return on an instrument remains fixed over its term. As of December 31, 2001, all of our cash equivalents and marketable securities are classified as fixed rate.

        The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at December 31, 2001:

	Maturity	Fair Value (in $ millions)	Average Interest Rate
Cash equivalents, fixed rate	Daily	$39.6	4.38%
Marketable securities, fixed rate	0 - 18 months	$18.9	3.89%

Item 8. Financial Statements and Supplementary Data

        Our Financial Statements and notes thereto appear on pages 47 to 66 of this Annual Report on Form 10-K.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III.

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item concerning our directors and executive officers is incorporated by reference from our 2002 Definitive Proxy Statement filed not later than 120 days following the close of the fiscal year.

Item 11. Executive Compensation

        The information required under this item is hereby incorporated by reference from our 2002 Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required under this item is hereby incorporated by reference from our 2002 Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        The information required under this item is hereby incorporated by reference from our 2002 Definitive Proxy Statement.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a)	(1)	Index to Financial Statements
		The Financial Statements required by this item are submitted in a separate section beginning on page 47 of this Report.
		Report of Ernst & Young LLP, Independent Auditors	47
		Balance Sheets	48
		Statements of Operations	49
		Statement of Stockholders' Equity	50
		Statements of Cash Flows	51
		Notes to Financial Statements	52
	(2)	Financial Statement Schedules
		Financial statement schedules have been omitted because the information required to be set forth therein is not applicable.
	(3)	Exhibits
Exhibit Number	Description of Document
3.1+	Restated Certificate of Incorporation of the Company.
3.2+	Bylaws of the Company.
3.3+	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
4.1+	Reference is made to Exhibits 3.1 and 3.2.
4.2+	Specimen Stock Certificate.
4.3+	Warrant to Purchase Series C Preferred Stock issued to Lease Management Services, Inc. on December 30, 1993.
4.4+	Amended and Restated Information and Registration Rights Agreement dated May 30, 1994 and as amended through May 16, 1995.
4.5+	Preferred Stock Purchase Agreement between the Company and Warner-Lambert dated May 4, 1995.
4.6+	Stock Purchase Agreement, dated January 12, 1998, among the Company, International Biotechnology Trust plc and Lombard Odier & Cie.
10.1+*	Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.
10.1(i)+*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 4, 1996.
10.2+*	Research, Development and Marketing Collaboration Agreement between Warner-Lambert Company and the Company, dated May 2, 1995.
10.2(i)+	Waiver of Certain Rights under the Research, Development and Marketing Agreement by Warner-Lambert Company dated as of March 28, 1996.
10.3+*	Compound Library Access Agreement between Warner-Lambert Company and the Company dated May 2, 1995.
10.4+*	Research and License Agreement between Eli Lilly & Company and the Company dated May 15, 1995 and the Collaborative Research and License Agreement between Eli Lilly and the Company dated June 12, 1996.

10.5*	Technology Transfer Agreement dated April 24, 1992 between Chiron Corporation and the Company, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20, 1994 and in the Letter Agreement dated March 29, 1996.
10.6+	Scientific Advisory Board Consulting Agreement between Dr. Frank McCormick and the Company, as of March 29, 1996.
10.6(i)+	Letter Agreement for Consulting Services between Dr. Frank McCormick and the Company dated April 17, 1996.
10.7+	Promissory Note by Dr. Frank McCormick payable to the Company dated May 15, 1992.
10.8+	Promissory Notes by Dr. Frank McCormick payable to the Company dated November 1, 1993 and October 21, 1994.
10.9+	Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.
10.13+	1996 Equity Incentive Plan.
10.14+	1996 Non-Employee Directors' Stock Option Plan.
10.15+	1996 Employee Stock Purchase Plan.
10.16+	Lease by and between Hall Properties, Inc. and the Company dated September 9, 1992, the First Amendment thereto dated April 21, 1993 and the Second Amendment thereto dated May 11, 1996.
10.17+	Form of Indemnity Agreement to be signed by executive officers and directors of the Company.
10.18+	Credit Terms and Conditions dated March 10, 1997 between the Company and Imperial Bank.
10.19+	Letter Agreement between Dr. Allan Balmain and the Company dated August 26, 1996, as amended March 13, 1997.
10.20+*	Amended and restated Research, Development and Marketing Collaboration Agreement dated May 2, 1995 between the Company and Warner-Lambert Company.
10.21+*	Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.
10.22+	Addendum to credit Terms and Conditions dated March 10, 1997 between the Company and Imperial Bank.
10.23+*	Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.
10.24+*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated February 1, 1999.
10.25+	Scientific Advisory Board Consulting Agreement effective September 10, 1999 between Allan Balmain and the Company including the First Amendment to Deed of Trust and Second Amended and Restated Promissory Note.
10.26+*	Collaboration Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.
10.27+	Stock Put and Purchase Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.
10.28+	Stock Purchase Agreement between the Company and the investors dated January 18, 2000.
10.29+	Third Amendment to Lease by and between the Metcalf Family Living Trust dated June 11, 1993 and the Company effective February 24, 2000.
10.30+	Employment Offer Letter between Helen Kim and the Company dated October 26, 1999.
10.31+*	Second Amendment to the Amended and Restated Research, Development and Marketing Agreement between Warner-Lambert and the Company dated May 2, 1995.

10.32+*	Second Amendment to Research, Development and Marketing Collaboration Agreement between Warner-Lambert and the Company dated July 31, 1997.
10.33+	Employment Offer Letter between Leonard E. Post, Ph.D. and the Company dated July 28, 2000.
10.34+**	Process Development and Manufacturing Agreement between XOMA (US) LLC and Onyx Pharmaceuticals, Inc., dated January 29, 2001.
10.35+	Form of Executive Change in Control Severance Benefits Agreement.
10.36+**	Amendment #1 to the Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.37+**	Amendment #3 to the Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.38+**	Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to page 45.

+
Filed as an exhibit to Onyx's Registration Statement on Form SB-2 (No. 333-3176-LA), Onyx's Annual Reports on Form 10-K (Commission File No. 0-28298) for the years ended December 31, 1997 and December 31, 1999, Onyx's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1996, March 31, 1997, September 30, 1997, March 31, 1999, September 30, 1999, June 30, 2000, September 30, 2000, March 31, 2001 and September 30, 2001, Onyx's Current Report on Form 8-K filed on January 26, 1998, Onyx's Current Report on Form 8-K filed on March 1, 2000, and Onyx's Current Report on Form 8-K filed on February 23, 2001, and incorporated herein by reference.

*
Confidential treatment has been received for portions of this document.

**
Confidential treatment has been requested for portions of this document.

(b)
Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond, County of Contra Costa, State of California, on the 1st day of April, 2002.

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

Signature	Title	Date

/s/ HOLLINGS C. RENTON Hollings C. Renton	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)	April 1, 2002
/s/ MARILYN E. WORTZMAN Marilyn E. Wortzman	Controller (Principal Accounting Officer)	April 1, 2002
/s/ WOLF BUSSE Wolf Busse	Director	April 1, 2002
/s/ PAUL GODDARD Paul Goddard	Director	April 1, 2002

/s/ MAGNUS LUNDBERG Magnus Lundberg	Director	April 1, 2002
/s/ GEORGE A. SCANGOS George A. Scangos	Director	April 1, 2002
/s/ NICOLE VITULLO Nicole Vitullo	Director	April 1, 2002
/s/ WENDELL WIERENGA Wendell Wierenga	Director	April 1, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Onyx Pharmaceuticals, Inc.

        We have audited the accompanying balance sheets of Onyx Pharmaceuticals, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onyx Pharmaceuticals, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

Palo Alto, California
February 22, 2002

ONYX PHARMACEUTICALS, INC.

BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS

	December 31,
	2001	2000
Current Assets:
Cash and cash equivalents	$39,568	$75,126
Marketable securities	18,898	6,868
Receivable from related party	—	2,254
Other current assets	900	829

Total current assets	59,366	85,077
Property and equipment, net	3,597	3,132
Notes receivable from related parties	319	322
Other assets	2,500	66

	$65,782	$88,597

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$671	$2,056
Accrued liabilities	1,079	1,038
Accrued clinical trials and related expenses	6,810	3,109
Accrued compensation	672	1,299
Deferred revenue	1,465	3,183
Long-term debt, current portion	—	183

Total current liabilities	10,697	10,868
Long-term deferred revenue	—	833
Commitments
Stockholders' Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 18,529,929 and 17,962,332 shares issued and outstanding as of December 31, 2001 and 2000, respectively	19	18
Additional paid-in capital	168,092	162,430
Accumulated other comprehensive income	98	—
Accumulated deficit	(113,124)	(85,552)

Total stockholders' equity	55,085	76,896

	$65,782	$88,597

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2001	2000	1999
Revenue:
Contract revenue ($15,631, $23,854 and $11,718 from related parties during 2001, 2000 and 1999, respectively)	$15,631	$23,854	$12,262
Grant and other revenue	215	326	1,062

Total revenue	15,846	24,180	13,324
Operating expenses:
Research and development	39,927	26,879	23,627
General and administrative	6,652	7,508	5,341
Restructuring and other	812	—	—

Total operating expenses	47,391	34,387	28,968

Loss from operations	(31,545)	(10,207)	(15,644)
Interest income	3,224	2,860	1,158
Other income from a related party	750	—	—
Interest expense	(1)	(132)	(316)

Net loss	$(27,572)	$(7,479)	$(14,802)

Basic and diluted net loss per share	$(1.50)	$(0.50)	$(1.29)

Shares used in computing basic and diluted net loss per share	18,385	14,896	11,503

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands, except share and per share amounts)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Deferred Compensation		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 1998	11,452,457	$11	$85,073	$(194)	$—	$(63,271)	$21,619
Exercise of stock options, net of repurchases, at prices ranging from $1.07 to $9.00 per share	72,577	1	211	—	—	—	212
Amortization of deferred compensation	—	—	—	194	—	—	194
Stock-based compensation, related to non-employee stock option grants	—	—	294	—	—	—	294
Issuance of common stock pursuant to employee stock purchase plan	26,647	—	145	—	—	—	145
Net loss	—	—	—	—	—	(14,802)	(14,802)

Balances at December 31, 1999	11,551,681	12	85,723	—	—	(78,073)	7,662
Exercise of stock options at prices ranging from $0.0071 to $16.25 per share	648,938	1	4,542	—	—	—	4,543
Issuance of common stock for private placement, net of offering costs of $181	2,000,000	2	17,817	—	—	—	17,819
Issuance of common stock to Warner-Lambert	279,470	—	5,000	—	—	—	5,000
Issuance of common stock in connection with secondary public offering, net of issuance costs of $3,686	3,450,000	3	48,061	—	—	—	48,064
Stock-based compensation, related to non-employee stock option grants	—	—	1,049	—	—	—	1,049
Issuance of common stock pursuant to employee stock purchase plan.	32,243	—	238	—	—	—	238
Net loss	—	—	—	—	—	(7,479)	(7,479)

Balances at December 31, 2000	17,962,332	18	162,430	—	—	(85,552)	76,896
Exercise of stock options at prices ranging from $0.7139 to $10.875 per share	70,456	—	479	—	—	—	479
Issuance of common stock to Warner-Lambert, net of costs of $19	460,872	1	4,980	—	—	—	4,981
Stock-based compensation, related to non-employee stock option grants	—	—	(55)	—	—	—	(55)
Issuance of common stock pursuant to employee stock purchase plan	36,269	—	258	—	—	—	258
Comprehensive loss:
Change in unrealized gain on investments	—	—	—	—	98	—	98
Net loss	—	—	—	—	—	(27,572)	(27,572)

Comprehensive loss							(27,474)

Balances at December 31, 2001	18,529,929	$19	$168,092	$—	$98	$(113,124)	$55,085

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities
Net loss	$(27,572)	$(7,479)	$(14,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,619	1,460	2,030
Income from the sale of assets to a related party.	(750)	—	—
Restructuring and other.	674	—	—
Forgiveness of notes receivable.	16	47	150
Stock-based compensation and amortization of deferred compensation	(55)	1,049	488
Changes in assets and liabilities:
Receivable from related party	2,254	1,046	(3,300)
Other current assets	(266)	(389)	149
Other assets	(1,705)	(47)	40
Accounts payable	(1,385)	(93)	(222)
Accrued liabilities	(77)	(156)	(597)
Accrued clinical trials and related expenses	3,701	1,999	(1,066)
Accrued compensation	(744)	49	(101)
Deferred revenue	(2,551)	(1,865)	2,563

Net cash used in operating activities	(26,841)	(4,379)	(14,668)

Cash flows from investing activities
Purchases of short-term investments	(34,394)	(11,074)	(2,783)
Sales and maturities of short-term investments	22,462	5,998	11,783
Capital expenditures	(2,323)	(1,592)	(1,300)
Notes receivable from related parties	3	37	113

Net cash (used in) provided by investing activities	(14,252)	(6,631)	7,813

Cash flows from financing activities
Payments on long-term debt	(183)	(2,199)	(2,199)
Net proceeds from issuances of common stock, net of repurchases	5,718	75,664	357

Net cash provided by (used in) financing activities	5,535	73,465	(1,842)

Net (decrease) increase in cash and cash equivalents	(35,558)	62,455	(8,697)
Cash and cash equivalents at beginning of year	75,126	12,671	21,368

Cash and cash equivalents at end of year	$39,568	$75,126	$12,671

Supplemental disclosure of cash flow information:
Interest paid during the year	$2	$141	$324

Supplemental disclosure of noncash investing activities:
Sale of assets to a related party in exchange for preferred stock	$750	$—	$—

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

Note 1. Summary of Significant Accounting Policies

The Company

        Onyx Pharmaceuticals, Inc. ("Onyx" or "the Company") was incorporated on February 14, 1992 and commenced operations on April 24, 1992. Onyx is engaged in the discovery and development of novel cancer therapies. The Company has no therapeutic products currently available for sale and does not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that the Company's ability to continue its research and development activities is dependent upon the ability of management to obtain additional financing as required.

Revenue Recognition

        Revenue is recognized when the related costs are incurred and the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the nature of the fee charged for products or services delivered and the collectibility of those fees.

        Contract Revenue from Collaborations.    Revenue from non-refundable, up-front license or technology access payments under license and collaboration agreements that are not dependent on future performance under the arrangements is recognized when such amounts are received. If the Company has continuing obligations to perform, such up-front fees are recognized over the period of continuing performance obligation.

        Contract revenue also involves the Company providing research services on a best efforts basis to certain collaborative partners. The Company is reimbursed based on the costs associated with the number of full-time equivalent employees working on each specific contract. The Company recognizes revenue under these arrangements as the related research and development costs are incurred, which is generally on a ratable basis over the contract. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contract.

        Milestone payments under collaboration arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process, because the Company has no future performance obligations related to the payment. Milestone payments are triggered either by the results of Onyx's research efforts or by events external to the Company, such as regulatory approvals, the commencement of clinical trials or selection of candidates for drug development. Amounts received in advance are recorded as deferred revenue until the related milestone is achieved.

        Based on the October 1999 collaboration agreement with Warner-Lambert Company ("Warner-Lambert"), revenue related to the development expenses for ONYX-015 was recognized as the expenses were incurred. As of August 2001, the collaboration agreement was amended, and the Company is no longer receiving revenue from Warner-Lambert as reimbursement for development expenses incurred. In addition, the Company received a $5.0 million up-front payment in 1999, for which revenue has been deferred, and is being recognized systematically over the periods that the fees are earned, ranging from two to three years and four months.

        The Company received certain revenue from United States government grants that supported the Company's research effort in defined research projects. These grants generally provided for reimbursement of approved costs incurred as defined in the various grants. Revenue of $183,000, $245,000 and $431,000 was recognized in 2001, 2000 and 1999, respectively. Revenue associated with these grants was recognized as costs under each grant were incurred. These grants were terminated in 2001 and no further revenue will be recognized.

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

Research and Development

        In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 2, "Accounting for Research and Development Costs," research and development costs are charged to expense when incurred. Research and development consists of costs incurred for independent and collaborative research and development. The major components of research and development costs include salaries and employee benefits, clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, supplies and materials, equipment depreciation and allocations of various overhead and occupancy costs. Research and development expenses under the collaborative research and development agreements approximate the revenue recognized under the collaboration agreements, exclusive of milestone payments and up-front license fees received.

Cash Equivalents and Marketable Securities

        The Company considers all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents. All other liquid investments are classified as marketable securities. These instruments consist primarily of corporate debt securities, corporate commercial paper and money market funds. Concentration of risk is limited by diversifying investments among a variety of industries and issuers.

        Management determines the appropriate classification of securities at the time of purchase. At December 31, 2001 and 2000, all securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, with any unrealized gains and losses reported in other comprehensive income/loss. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. The estimated fair values have been determined by the Company using available market information. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in the statements of operations. There were no realized gains or losses in each of the three years ended December 31, 2001, 2000 and 1999, respectively. In 2001, the Company recorded a $98,000 unrealized gain. At December 31, 2000, the difference between the fair value and the amortized cost of available-for-sale securities was insignificant. Interest and dividends on securities classified as available-for-sale are included in interest income.

Property and Equipment

        Property and equipment are stated on the basis of cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally two to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally three to ten years.

Other Long-Term Assets

        The Company holds certain private equity investments related to the sale and license of certain assets made to Syrrx, Inc. ("Syrrx") during November 2001 (See Note 7). Long-term investments are accounted for using the cost method of accounting and are periodically reviewed for impairment as described below. At December 31, 2001 and 2000, other long-term assets included $0.8 million and zero in long-term private equity investments, respectively.

Impairment of Long-Lived Assets

        Impairment of long-lived assets is performed when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Stock-Based Compensation

        The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." The option arrangements are subject to periodic remeasurement over their vesting terms. The Company recognized a credit to compensation expense related to option grants to non-employees of $55,000 for the year ended December 31, 2001 primarily due to the decline in the Company's stock price in comparison to prior period stock prices. The Company recorded compensation expense related to option grants to non-employees of $1.0 million for the year ended December 31, 2000, and $0.3 million for the year ended December 31, 1999.

Net Loss Per Share

        Basic and diluted net loss per share are presented in conformity with SFAS 128, "Earnings Per Share," for all periods presented. Basic net loss per share and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive for each of the years ended December 31:

	2001	2000	1999
	(In thousands)
Stock options	2,513	1,795	2,011

Comprehensive Loss

        Comprehensive loss is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in stockholders' equity that are excluded from net loss. Other comprehensive income is comprised of unrealized holding gains and losses on the Company's available-for-sale securities, which were reported separately in stockholders' equity. Comprehensive loss and its components for years ended December 31 are as follows:

	2001	2000	1999
	(In thousands)
Net loss	$(27,572)	$(7,479)	$(14,802)
Net unrealized gain on available-for-sale securities	98	—	—

Comprehensive loss	$(27,474)	$(7,479)	$(14,802)

        The component accumulated other comprehensive income relates entirely to unrealized gains on available-for-sale securities and is $98,000 at December 31, 2001. There was no accumulated other comprehensive income at December 31, 2000.

Concentration of Credit Risk and Significant Research and Development Partners

        Financial instruments that potentially subject Onyx to concentration of credit risk consist principally of cash equivalents and short-term investments. Onyx invests cash that is not required for immediate operating needs principally in money market funds and corporate securities.

        Onyx is also subject to risks related to changes in the value of the Company's private equity investment in Syrrx. Fluctuations in the market value of our long-term investment may result in other than temporary impairment charges. The Company would report this decline in Onyx's statement of operations.

        Onyx currently relies on two sources for the manufacturing of ONYX-015, Molecular Medicine LLC and XOMA. Onyx performs evaluations of these suppliers verifying their ability to provide the Company with ONYX-015 required for the Company's clinical trials.

        Onyx's research and development partners are currently concentrated in the United States and Germany and one partner accounted for 99 percent of revenue for the year ended December 31, 2001. Onyx performs evaluations of its partners' financial condition and does not require collateral for any of the related receivable balances.

Recently Issued Accounting Standards

        In July 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 supersedes APB 16, "Business Combinations," and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not expect the adoption of SFAS 141 to have a material effect on its financial condition or results of operations.

        In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 supersedes APB 17, "Intangible Assets," and requires the discontinuance of goodwill amortization. In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The Company does not expect the adoption of SFAS 142 to have a material effect on its financial condition or results of operations.

        In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company does not expect the adoption of SFAS 143 to have a material effect on its financial condition or results of operations.

        In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS 144 to have a material effect on its financial condition or results of operations.

Note 2. Collaboration Agreements

Warner-Lambert Company

        Effective September 1999, the Company entered into an agreement with Warner-Lambert for the purpose of developing and commercializing ONYX-015 and two armed therapeutic viruses. Under the terms of this agreement, the Company had the right to co-promote ONYX-015 and two armed virus products with Warner-Lambert in the United States and Canada. The Company also had the right to share equally in resulting profits or losses in these territories. Additionally, Warner-Lambert was responsible for commercializing the products in the rest of the world and was obligated to pay the Company a royalty on net sales in these markets. Warner-Lambert was also required to fully fund the research and preclinical development of the two armed virus product candidates.

        Under terms of the agreement, Warner-Lambert made an up-front payment of $5.0 million in October 1999, and the Company received the right to require Warner-Lambert to purchase an equity investment of $5.0 million in both 2000 and 2001. The Company exercised the first of its two rights in February 2000 by issuing 279,470 of its common shares to Warner-Lambert, and the Company exercised its second right in March 2001 by issuing 460,872 of its common shares to Warner-Lambert (See Note 7).

        In August 2001, the Company and Warner-Lambert amended the collaboration agreement for the development and commercialization of ONYX-015. The Company regained full rights to develop and commercialize ONYX-015 for head and neck cancer and other cancers that are treated via direct injections to the tumors and other local and regional routes of administration. Onyx is now funding all costs associated with these efforts and will retain all profit derived from worldwide sales of ONYX-015 in these indications, subject to the potential re-establishment of the original collaboration agreement. Warner-Lambert retains development rights for ONYX-015 for cancers where the drug is administered intravenously. The parties have discontinued the clinical trials for ONYX-015 administered intravenously, and Onyx will utilize all available drug supply for clinical trials in head and neck cancer as well as other clinical trials involving local or regional administration. Once adequate drug supply for the intravenous trials is available, Warner-Lambert will have the option to pursue the development and regulatory approval of ONYX-015 for intravenous administration at its own cost. If Warner-Lambert exercises its option and if ONYX-015 receives marketing approval for intravenous administration in the United States, Onyx and Warner-Lambert will re-establish the collaboration under the terms of the original collaboration agreement for all indications. At that time, Onyx and Warner-Lambert will co-promote ONYX-015 in the United States and Canada and will share equally in any resulting profits. Onyx and Warner-Lambert are continuing their collaboration for the research and development of a prodrug armed virus. The rights for research and development of a cytokine armed virus product have been acquired back from Warner-Lambert in November 2001.

        Revenue recognized under this agreement was $12.0 million, $18.6 million and $4.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The fiscal 2001 amounts included $10.4 million for research and clinical development funding and $1.6 million related to the amortization of the $5.0 million up-front payment received in 1999. The up-front payment has been included in deferred revenue and is being recognized over the applicable research and development periods when the fees are earned, ranging from two to three years and four months. The fiscal 2000 amounts included $12.9 million for research and clinical development funding, $3.7 million for a payment received upon the completion of a research milestone and $2.0 million related to the amortization of the $5.0 million up-front payment. Revenue recognized in fiscal 1999 included $3.3 million for clinical development funding and $0.7 million related to the amortization of the up-front payment. Expenses related to this program were $14.2 million in 2001, $20.1 million in 2000 and $14.4 million in 1999. At December 31, 2000, Onyx held a $2.3 million receivable from Warner-Lambert related to Phase III clinical trials and other development studies for ONYX-015. At December 31, 2001, the receivable balance was zero.

Cell Cycle Agreement

        In May 1995, the Company entered into a research and development collaboration agreement with Warner-Lambert to discover and commercialize small molecule drugs that restore control of or otherwise intervene in the misregulated cell cycle in tumor cells. Under this agreement, the Company developed screening assays for jointly selected targets and transferred these assays to Warner-Lambert for screening of their compound library to identify active compounds. Warner-Lambert is responsible for subsequent medicinal chemistry and preclinical investigations on the active compounds. Warner-Lambert is obligated to conduct and fund all clinical development, make regulatory filings and manufacture for sale the collaboration compounds. The research term under the agreement ended in August 2001. Warner-Lambert may develop products identified during the research term, and the Company could receive milestone payments based on the clinical development and registration of any resulting products and royalties on worldwide sales of these marketed products.

        Revenues recognized under this agreement was $2.2 million, $2.5 million and $2.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Expenses related to this agreement were $1.4 million, $3.2 million and $3.0 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Inflammation Agreement

        In July 1997, the Company entered into a research and development collaboration agreement with Warner-Lambert to discover and commercialize small molecule drugs for the treatment of acute and chronic inflammatory disorders. The obligations of the parties are similar to those agreed to under the cell cycle program agreement, and each party must dedicate a specified minimum number of researchers to the collaboration. The research term under the agreement ended in August 2001. Warner-Lambert may develop products identified during the research term, and the Company could receive milestone payments based on the clinical development and registration of any resulting products and royalties on worldwide sales of these marketed products.

        Revenues recognized under this agreement were $1.4 million, $2.7 million, and $3.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Expenses related to this agreement were $1.7 million, $2.8 million and $2.9 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Bayer Corporation

        In May 1994, the Company entered into a research and development collaboration agreement with Bayer Corporation, to discover, develop and market compounds that inhibit the function, or modulate the activity, of the ras signaling pathway or that appropriately modulate the activity of this pathway to treat cancer and other diseases. The Company and Bayer concluded collaborative research under this agreement in 1999. Based on this research, a development candidate, BAY 43-9006, a compound that inhibits ras signaling in cells by inhibiting raf kinase, was identified. Currently, Bayer and the Company are conducting various Phase I clinical trials in several countries.

        Prior to the commencement of clinical trials, Bayer paid all the costs of research and preclinical development of this drug candidate. Based on the agreement with Bayer, and with the initiation of Phase I clinical trials, the Company is currently co-funding 50 percent of clinical development costs worldwide, except Japan. Bayer will fund 100 percent of development costs in Japan and pay us a royalty on sales. If Onyx continues to co-fund and exercises its right to co-promote in the United States, profits or losses would be shared equally. If Onyx continues to co-fund but does not co-promote in the United States, Bayer would first receive a portion of the product revenues to repay Bayer for its commercialization infrastructure, before determining the Company's share of profits and losses. In other parts of the world except Japan, Bayer would also receive this preferential distribution. Based on Onyx's continued co-funding of development costs, Bayer will pay us $5.0 million at the initiation of Phase II clinical trials and $15.0 million at the initiation of Phase III clinical trials. These payments will be repayable to Bayer from Onyx's share of profits and royalties. At any time during product development, either company may terminate its participation in development costs, in which case the other party would retain exclusive rights to the product on a royalty-bearing basis. If Onyx does not continue to bear 50 percent of product development costs, Bayer would retain exclusive, worldwide rights to this product candidate and would pay royalties to Onyx on net sales.

        No revenues were recognized under this agreement in 2001 and 2000. Revenues recognized were $1.8 million for the year ended December 31, 1999. Onyx's share for funding the clinical development costs, which commenced in July 2000, was $5.5 million for 2001 and $2.3 million for 2000. Research expenses related to this contract were $0.3 million for the year ended December 31, 1999.

Eli Lilly and Company

        On May 15, 1995, the Company entered into a one-year collaborative research and license agreement with Eli Lilly and Company ("Eli Lilly") to discover and develop targets for drug discovery in the modulation of the BRCA1 breast cancer gene pathway. Research focused around the BRCA1 gene licensed by Eli Lilly from Myriad Genetics, Inc. Eli Lilly retains exclusive rights to the BRCA1 gene.

        On June 12, 1996, the agreement with Eli Lilly was expanded and extended through June 12, 1999. The agreement expired without being renewed in June 1999, and no further research is being undertaken on the project.

        Revenue recognized under this agreement was $0.5 million for the year ended December 31, 1999. Expenses related to this agreement were $0.6 million for the year ended December 31, 1999.

Note 3. Investments

        The following is a summary of available-for-sale marketable securities:

	Estimated Fair Value December 31,
	2001	2000
	(In thousands)
Cash equivalents:
Money market funds	$39,440	$75,125

Short-term investments:
U.S. corporate debt securities and commercial paper	$18,898	$6,868

        As of December 31, 2001, the difference between the fair value and the amortized cost of available-for-sale U.S. debt securities and commercial paper was $98,000. As of December 31, 2000, the difference between the fair value and the amortized cost of available-for-sale securities was insignificant. The average portfolio maturity is approximately ten months, and the contractual maturity of each of the investments does not exceed 18 months.

Note 4. Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2001	2000
	(In thousands)
Machinery and equipment	$9,643	$8,369
Furniture and fixtures	614	589
Leasehold improvements	4,326	4,228

	14,583	13,186
Less accumulated depreciation and amortization	(10,986)	(10,054)

	$3,597	$3,132

        Depreciation expense was $1.6 million, $1.5 million and $2.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 5. Long-Term Debt

        In March 1997, the Company borrowed $6.6 million under a line of credit arrangement with a bank that bore an interest rate of prime plus 1%. Equal monthly payments of principal plus interest were required in order to repay the outstanding balance by January 15, 2001. The line was repaid in full in January 2001.

Note 6. Facility Lease

        The Company occupies a total of approximately 50,000 square feet of office and laboratory space in its primary facility in Richmond, California. The lease expires in April 2005 with an option to extend the lease for an additional five years. The Company entered into a sublease with Syrrx to use 1,450 square feet of this facility and certain common areas for a six-month term commencing in November 2001. The sublease fee is $6,850 per month. Syrrx has one option to extend the term for up to an additional three months.

        The Company has also leased an additional 12,000 square feet of space in a secondary facility in Richmond, California. The lease for approximately 9,000 square feet expires in September 2010 with renewal options at the end of the lease for two subsequent five-year terms. The lease for 3,000 square feet in this facility expires in October 2003 with renewal options at the end of the lease term for three years and four years. The Company has determined that it no longer requires this space as a result of the reduction in force that was announced in October 2001 and has included an estimated write-off of the future obligations under these leases in Restructuring and Other Expenses (See Note 9). The Company is currently attempting to sublease all of the 12,000 square feet in this facility. Minimum annual rental commitments under all operating leases at December 31, 2001 are as follows (in thousands):

Year ending December 31:
2002	$797
2003	811
2004	802
2005	333
2006	95
Thereafter	356

$3,194

        Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $0.8 million, $0.6 million and $0.4 million, respectively.

Note 7. Related Party Transactions

        In March 2001, the Company issued 460,872 shares of common stock to Warner-Lambert in a private placement, at a price of $10.849 per share, for aggregate proceeds of $5.0 million. The Company records related party revenue under its collaboration agreements with Warner-Lambert. Please see Note 2 for a description of these transactions.

        In November 2001, the Company sold and licensed to Syrrx assets from the Company's small molecules discovery program, including drug targets, related reagents and assays and compound libraries in exchange for Syrrx preferred stock valued at $0.8 million, which was recorded as other income. The value of the preferred stock was determined based on recent sales of the Syrrx preferred stock for cash. Onyx could also receive royalties on pharmaceutical products resulting from these assets. The chief executive officer of Syrrx is a member of Onyx's board of directors.

        The Company has loans with certain current and former employees of which approximately $0.3 million were outstanding at December 31, 2001 and 2000. These loans bear interest at rates ranging from 0.0% to 10.0% per annum.

Note 8. Stockholders' Equity

        In March 1996, the Board adopted the Employee Stock Purchase Plan (the "Purchase Plan") covering an aggregate of 100,000 shares of common stock. At the Company's annual meetings of stockholders in each of June 2000 and May 1998, an additional 75,000 shares were reserved for issuance under the Purchase Plan at each meeting. The Purchase Plan is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan will be equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. Since inception, a total of 195,433 shares have been issued under the Purchase Plan.

        In March 1996, the Board amended and restated the 1992 Incentive Stock Plan, renamed it as the 1996 Equity Incentive Plan (the "Incentive Plan") and reserved 1,725,000 shares for issuance under the Incentive Plan. At the Company's annual meetings of stockholders in May 2001, June 2000, May 1999, May 1998 and May 1997, an additional 900,000, 400,000, 300,000, 300,000 and 600,000 shares, respectively, were reserved for issuance under the Incentive Plan. The Incentive Plan provides for grants to employees and consultants of the Company. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors, but cannot be less than 100 percent of the fair market value of the common stock on the date of grant.

        In March 1996, the Board adopted the 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") and reserved 175,000 shares for issuance to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. At the Company's annual meetings of stockholders in each of May 2001 and June 2000, an additional 75,000 shares were reserved for issuance under the Directors' Plan at each meeting.

        The following table summarizes option activity under all option plans:

	Outstanding Stock Options
	Shares Available	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 1998	601,348	1,483,210	$7.17
Shares authorized	300,000	—	—
Options granted	(811,850)	811,850	$6.99
Options exercised	—	(74,912)	$2.83
Options forfeited	208,701	(208,701)	$9.24

Balances at December 31, 1999	298,199	2,011,447	$7.05
Shares authorized	475,000	—	—
Options granted	(791,600)	791,600	$14.60
Options exercised	—	(648,938)	$7.06
Options forfeited	359,453	(359,453)	$7.33

Balances at December 31, 2000	341,052	1,794,656	$10.16
Shares authorized	975,000	—	—
Options granted	(1,141,415)	1,141,415	$7.72
Options exercised	—	(70,456)	$6.76
Options forfeited	352,887	(352,887)	$13.50

Balances at December 31, 2001	527,524	2,512,728	$8.68

        The following table summarizes information about options outstanding and exercisable at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual life Remaining (In years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.0714-$3.0688	132,506	2.3	$0.61	132,506	$0.61
$3.0689-$6.1375	627,108	9.0	$5.11	622,108	$5.11
$6.1376-$9.2063	637,675	7.3	$7.62	636,841	$7.62
$9.2064-$12.2750	875,775	7.7	$10.90	830,775	$10.86
$12.2751-$15.3438	56,687	7.7	$13.74	56,687	$13.74
$15.3439-$18.4125	134,925	7.9	$16.22	134,925	$16.22
$18.4126-$21.4812	6,749	7.0	$19.78	6,749	$19.78
$21.4813-$24.5500	13,078	7.4	$23.38	13,078	$23.38
$24.5501-$27.6188	26,632	3.2	$25.25	26,632	$25.25
$27.6189-$28.6250	1,593	0.2	$28.15	1,593	$28.15

Total	2,512,728	7.6	$8.68	2,461,894	$8.63

        At December 31, 2001, December 31, 2000, and December 31, 1999, there were no shares subject to repurchase. As of December 31, 2001, the Company has reserved 3,094,819 common shares for future issuances under all stock option plans and the employee stock purchase plan.

        The Company recorded deferred compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's common stock, as determined by the Board of Directors, for options granted in 1995 and 1996. Such options were granted at $1.07 per share with a deemed fair value ranging from $1.14 to $5.50 per share. Deferred compensation of approximately $0.9 million was recorded in conjunction with the granting of these options. This compensation expense was amortized over the vesting period of the related options, generally one to four years. Deferred compensation was fully amortized in 1999. Amortization of $0.2 million was recorded in 1999.

        Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

        Options granted at fair value:

	Year Ended December 31,
	2001	2000	1999
Risk-free interest rate	4.29%	6.32%	5.55%
Expected life	5.9 years	4.2 years	3.6 years
Expected volatility	0.94	1.00	0.80
Expected dividends	None	None	None
Weighted average option fair value	$2.17	$10.54	$4.07

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        For purposes of pro forma disclosures, the estimated fair value of its employee stock options is amortized to expense over the options vesting period. The Company's pro forma information follows:

	Year Ended December 31,
	2001	2000	1999
	(In thousands, except per share amounts)
Pro forma net loss	$(28,736)	$(10,216)	$(16,501)
Pro forma net loss per share	$(1.56)	$(0.69)	$(1.43)

        No options were granted at below fair value for the years ended December 31, 2001, 2000 and 1999.

Note 9. Restructuring and Other

        In October 2001, the Company formally adopted and announced a restructuring plan aimed at reducing future operating costs to allow the Company to focus on its highest priority products in development. Specifically, the Company plans to focus its future spending on: (1) the development of ONYX-015 in order to expedite the product's time to market; (2) the development of BAY 43-9006 in collaboration with Bayer; and (3) the selection of the next development product candidate from its novel oncolytic virus platform. The Company recognized $0.8 million of restructuring and other charges. Of the $0.8 million, $0.4 million related to the impairment of certain long-lived assets, $0.3 million related to employee termination costs, and $0.1 million related to office closure costs. The Company reduced the size of its workforce by approximately 30 percent, primarily impacting the research and administrative functions and consisted of wage continuation and advance notice pay. Office closure costs included losses on operating leases. Asset impairments include leasehold improvements related to vacated facilities and equipment related to research and development programs not expected to continue. Of the $0.8 million of restructuring and other costs, $0.1 million was paid during the fourth quarter of 2001. The remaining accrued costs of $0.2 million at December 31, 2001 are comprised of $0.1 million employee termination costs that are expected to be paid by March 31, 2002 and $0.1 million related to office closure costs. Restructuring and other expenses in fiscal years 2000 and 1999 were zero.

Note 10. Income Taxes

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

        Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2001	2000
	(In thousands)
Net operating loss carryforwards	$37,802	$25,900
Tax credit carryforwards	5,074	4,100
Capitalized research and development	4,758	4,000
Other	1,475	500

Total deferred tax assets	49,109	34,500
Valuation allowance	(49,109)	(34,500)

Net deferred tax assets	$—	$—

        Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $14.6 million, $1.0 million and $6.3 million in the fiscal years 2001, 2000 and 1999, respectively.

        At December 31, 2001, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $107.5 million and $20.7 million, respectively, which expire in the years beginning 2003, if not utilized. At December 31, 2001, the Company has research and development credit carryforwards for federal income tax purposes of approximately $3.5 million, which expire in the years beginning 2008, if not utilized. At December 31, 2001, the Company has research and development credit carryforwards for state income tax purposes of approximately $2.0 million, which do not expire.

        Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

Note 11. Quarterly Financial Data (Unaudited)

	2001
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share data)
Total revenues	$1,304	$4,464	$5,342	$4,736
Net loss	(9,503)	(6,937)	(5,889)	(5,243)
Basic and diluted net loss per share	(0.51)	(0.37)	(0.32)	(0.29)
	2000
	Dec. 31	Sept. 30	June 30	Mar. 31
	(In thousands, except per share data)
Total revenues	$4,338	$4,995	$9,010	$5,837
Net loss	(3,333)	(3,904)	1,438	(1,680)
Basic and diluted net loss per share	(0.19)	(0.27)	0.10	(0.12)

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1+	Restated Certificate of Incorporation of the Company.
3.2+	Bylaws of the Company.
3.3+	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
4.1+	Reference is made to Exhibits 3.1 and 3.2.
4.2+	Specimen Stock Certificate.
4.3+	Warrant to Purchase Series C Preferred Stock issued to Lease Management Services, Inc. on December 30, 1993.
4.4+	Amended and Restated Information and Registration Rights Agreement dated May 30, 1994 and as amended through May 16, 1995.
4.5+	Preferred Stock Purchase Agreement between the Company and Warner-Lambert dated May 4, 1995.
4.6+	Stock Purchase Agreement, dated January 12, 1998, among the Company, International Biotechnology Trust plc and Lombard Odier & Cie.
10.1+*	Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.
10.1(i) +*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 4, 1996.
10.2+*	Research, Development and Marketing Collaboration Agreement between Warner-Lambert Company and the Company, dated May 2, 1995.
10.2(i)+	Waiver of Certain Rights under the Research, Development and Marketing Agreement by Warner-Lambert Company dated as of March 28, 1996.
10.3+*	Compound Library Access Agreement between Warner-Lambert Company and the Company dated May 2, 1995.
10.4+*	Research and License Agreement between Eli Lilly & Company and the Company dated May 15, 1995 and the Collaborative Research and License Agreement between Eli Lilly and the Company dated June 12, 1996.
10.5*	Technology Transfer Agreement dated April 24, 1992 between Chiron Corporation and the Company, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20, 1994 and in the Letter Agreement dated March 29, 1996.
10.6+	Scientific Advisory Board Consulting Agreement between Dr. Frank McCormick and the Company, as of March 29, 1996.
10.6(i)+	Letter Agreement for Consulting Services between Dr. Frank McCormick and the Company dated April 17, 1996.
10.7+	Promissory Note by Dr. Frank McCormick payable to the Company dated May 15, 1992.
10.8+	Promissory Notes by Dr. Frank McCormick payable to the Company dated November 1, 1993 and October 21, 1994.
10.9+	Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.
10.13+	1996 Equity Incentive Plan.
10.14+	1996 Non-Employee Directors' Stock Option Plan.
10.15+	1996 Employee Stock Purchase Plan.
10.16+	Lease by and between Hall Properties, Inc. and the Company dated September 9, 1992, the First Amendment thereto dated April 21, 1993 and the Second Amendment thereto dated May 11, 1996.
10.17+	Form of Indemnity Agreement to be signed by executive officers and directors of the Company.
10.18+	Credit Terms and Conditions dated March 10, 1997 between the Company and Imperial Bank.
10.19+	Letter Agreement between Dr. Allan Balmain and the Company dated August 26, 1996, as amended March 13, 1997.

10.20+*	Amended and restated Research, Development and Marketing Collaboration Agreement dated May 2, 1995 between the Company and Warner-Lambert Company.
10.21+*	Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.
10.22+	Addendum to credit Terms and Conditions dated March 10, 1997 between the Company and Imperial Bank.
10.23+*	Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.
10.24+*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated February 1, 1999.
10.25+	Scientific Advisory Board Consulting Agreement effective September 10, 1999 between Allan Balmain and the Company including the First Amendment to Deed of Trust and Second Amended and Restated Promissory Note.
10.26+*	Collaboration Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.
10.27+	Stock Put and Purchase Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.
10.28+	Stock Purchase Agreement between the Company and the investors dated January 18, 2000.
10.29+	Third Amendment to Lease by and between the Metcalf Family Living Trust Dated June 11, 1993 and the Company effective February 24, 2000.
10.30+	Employment Offer Letter between Helen Kim and the Company dated October 26, 1999.
10.31+	Second Amendment to the Amended and Restated Research, Development and Marketing Agreement between Warner-Lambert and the Company dated May 2, 1995.
10.32+*	Second Amendment to Research, Development and Marketing Collaboration Agreement between Warner-Lambert and the Company dated July 31, 1997.
10.33+	Employment Offer Letter between Leonard E. Post, Ph.D. and the Company dated July 28, 2000.
10.34+**	Process Development and Manufacturing Agreement between XOMA (US) LLC and Onyx Pharmaceuticals, Inc., dated January 29, 2001.
10.35+	Form of Executive Change in Control Severance Benefits Agreement.
10.36+**	Amendment #1 to the Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.37+**	Amendment #3 to the Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.38+**	Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to page 45.

+
Filed as an exhibit to Onyx's Registration Statement on Form SB-2 (No. 333-3176-LA), Onyx's Annual Report on Form 10-K (Commission File No. 0-28298) for the year ended December 31, 1997, Onyx's Quarterly Reports on Form 10-Q for the quarters ended June 30, 1996, March 31, 1997, September 30, 1997, March 31, 2001 and September 30, 2001, Onyx's Current Report on Form 8-K filed on January 26, 1998, Onyx's Current Report on Form 8-K filed on March 1, 2000, and Onyx's Current Report on Form 8-K filed on February 23, 2001, and incorporated herein by reference.

*
Confidential treatment has been received for portions of this document.

**
Confidential treatment has been requested for portions of this document.

QuickLinks

PART I.
  Item 1. Business
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
PART IV.
  Item 14. Exhibits, Financial Statement Schedules and Reports On Form 8-K
SIGNATURES
POWER OF ATTORNEY
ONYX PHARMACEUTICALS, INC. BALANCE SHEETS (In thousands, except share and per share amounts)
ONYX PHARMACEUTICALS, INC. STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
ONYX PHARMACEUTICALS, INC. STATEMENT OF STOCKHOLDERS' EQUITY (In thousands, except share and per share amounts)
ONYX PHARMACEUTICALS, INC. STATEMENTS OF CASH FLOWS (In thousands)
ONYX PHARMACEUTICALS, INC. NOTES TO FINANCIAL STATEMENTS December 31, 2001
EXHIBIT INDEX