Form 10-Q
period 2002-03-31
ONYX PHARMACEUTICALS INC
filed 2002-05-15
CIK 1012140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(510) 222-9700
(Registrant’s telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes                                                   ☐  No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 18,591,421 as of May 3, 2002.

ONYX PHARMACEUTICALS, INC.

ONYX PHARMACEUTICALS, INC.

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

CONDENSED BALANCE SHEETS

(In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$28,545	$39,568
Marketable securities	19,581	18,898
Other current assets	986	900
Total current assets	49,112	59,366

Property and equipment, net	3,337	3,597
Notes receivable from related parties	319	319
Other assets	2,414	2,500
	$55,182	$65,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$576	$671
Accrued liabilities	904	1,079
Accrued clinical trials and related expenses	6,421	6,810
Accrued compensation	788	672
Deferred revenue	1,260	1,465
Total current liabilities	9,949	10,697

Commitments

Stockholders’ equity:
Common stock	19	19
Additional paid-in capital	168,111	168,092
Accumulated other comprehensive income	20	98
Accumulated deficit	(122,917)	(113,124)
Total stockholders’ equity	45,233	55,085
	$55,182	$65,782

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue:
Contract revenue from related parties	$830	$4,651
Contract and other revenue	—	85
Total revenue	830	4,736

Operating expenses:
Research and development	9,749	9,385
General and administrative	1,393	1,732
Total operating expenses	11,142	11,117
Loss from operations	(10,312)	(6,381)

Interest income, net	344	1,138
Other income	175	—

Net loss	$(9,793)	$(5,243)

Basic and diluted net loss per share	$(0.53)	$(0.29)

Shares used in computing basic and diluted net loss per share	18,552	18,085

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(9,793)	$(5,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	371	355
Forgiveness of notes receivable	4	4
Stock-based compensation	14	(83)
Changes in assets and liabilities:
Receivable from related party	—	(2,046)
Other current assets	(90)	(341)
Other assets	86	(2,088)
Accounts payable	(95)	(824)
Accrued liabilities	(175)	165
Accrued clinical trials and related expenses	(389)	2,341
Accrued compensation	116	(325)
Deferred revenue	(205)	(593)

Net cash used in operating activities	(10,156)	(8,678)

Cash flows from investing activities:
Purchases of marketable securities	(5,711)	(6,233)
Sales and maturities of marketable securities	4,950	2,550
Capital expenditures	(111)	(290)
Notes receivable from related parties	—	47

Net cash used in investing activities	(872)	(3,926)

Cash flows from financing activities:
Payments on long-term debt	—	(183)
Net proceeds from issuances of common stock	5	5,035

Net cash provided by financing activities	5	4,852
Net decrease in cash and cash equivalents	(11,023)	(7,752)
Cash and cash equivalents at beginning of period	39,568	75,126
Cash and cash equivalents at end of period	$28,545	$67,374

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any other future operating periods.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Onyx Pharmaceuticals, Inc. (the “Company” or “Onyx”) Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2.  Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share,” for all periods presented.  Basic net loss per share and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period.  Common stock equivalents have been excluded since their effect would be antidilutive.

Note 3.  Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive income (loss) is comprised of unrealized holding gains (losses) on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity.  Comprehensive loss and its components for the three-month periods ended March 31, 2002 and 2001 are as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net loss	$(9,793)	$(5,243)
Other comprehensive income (loss):
Net unrealized loss on available-for-sale securities	(78)	—
Comprehensive loss	$(9,871)	$(5,243)

Note 4.  Restructuring

In October 2001, the Company formally adopted and announced a restructuring plan aimed at reducing future operating costs to allow the Company to focus on its highest priority products in development. Specifically, the Company plans to focus its future spending on: (1) the development of BAY 43-9006 in collaboration with Bayer; (2) the development of ONYX-015 in order to expedite the product’s time to market; and (3) the selection of the next development product candidate from its novel oncolytic virus platform. The Company recognized $0.8 million of restructuring and other charges. Of the $0.8 million, $0.4 million related to the impairment of certain long-lived assets, $0.3 million related to employee termination costs and $0.1 million related to office closure costs.  The remaining accrued costs of $0.1 million at March 31, 2002 are related to office closure costs.

Note 5.  Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141, “Business Combinations.”  SFAS 141 supersedes APB 16, “Business Combinations,” and SFAS 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.”  SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The adoption of SFAS 141 on January 1, 2002 did not have a material effect on the Company’s financial condition or results of operations.

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets.”  SFAS 142 supersedes APB 17, “Intangible Assets,” and requires the discontinuance of goodwill amortization.  In addition, SFAS 142 includes provisions regarding the reclassification of certain existing recognized intangibles as goodwill, reassessment of useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles.  SFAS 142 is effective for fiscal years beginning after December 15, 2001, with certain early adoption permitted.  The adoption of SFAS 142 on January 1, 2002 did not have a material effect on the Company’s financial condition or results of operations.

In October 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  However, SFAS 144 retains the fundamental provisions of SFAS 121 for: 1) recognition and measurement of the impairment of long-lived assets to be held and used; and 2) measurement of long-lived assets to be disposed of by sale.  SFAS 144 is effective for fiscal years beginning after December 15, 2001.  The adoption of SFAS 144 on January 1, 2002 did not have a material effect on the Company’s financial condition or results of operations.

Note 6.  Subsequent Events

On May 9, 2002, the Company announced it raised gross proceeds of approximately $20 million in a private placement to select new and existing institutional investors.  The Company sold 2,972,925 shares of its common stock at a price of $6.75 per share.  The Company also issued warrants to purchase 743,229 shares of its common stock at $9.59 per share.  A member of the Company’s board of directors is a managing director of Domain Associates, L.L.C., one of the participants in the private placement.

On April 15, 2002, the Company and XOMA (US) LLC amended certain articles in their process development and manufacturing arrangement to include additional payments for operating expenses.  The agreement was originally entered into in January 2001.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. These statements appearing throughout our Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those set forth under “Business Risks.”

Overview

We are engaged in the discovery and development of novel cancer therapies.  Based on our proprietary technologies that target the molecular basis of cancer, we are developing our lead products, BAY 43-9006 and ONYX-015.

In collaboration with Bayer Corporation, we are conducting multiple clinical trials of BAY 43-9006, which is an orally active small molecule.  To date, we have reported on 89 patients with advanced cancers treated in Phase I clinical trials being conducted in Germany, Belgium, Canada and the United States.  In addition, we are conducting a Phase I clinical trial in Canada in patients with acute myelogenous leukemia, or AML, and myelodysplastic syndrome, or MDS.    We also initiated the first Phase I clinical trial of BAY 43-9006 in combination with chemotherapy agents.  We plan to initiate additional Phase I and multiple Phase II clinical trials of BAY 43-9006 in patients with various tumor types in 2002.

ONYX-015 is a human virus genetically engineered to selectively replicate in and kill cancer cells based on the mutation or loss of function of a specific tumor suppressor gene, the p53 gene.  In August 2001, we amended our collaboration agreement with Warner-Lambert Company, a subsidiary of Pfizer, Inc., for the development and commercialization of ONYX-015.  We regained full rights to develop and commercialize ONYX-015 in head and neck cancer and other cancers that are treated via direct injection into tumors, or intratumoral injections, and other local and regional routes of administration.  We will fund all costs associated with these efforts and will retain all profit derived from worldwide sales of ONYX-015 in these indications, subject to the potential re-establishment of the original collaboration agreement.  Warner-Lambert will retain development rights for ONYX-015 for cancers where the drug is administered intravenously.

To date, ONYX-015 development has experienced delays as a result of limited drug supply produced from a small-scale manufacturing process.  In January 2001, we entered into a process development and manufacturing agreement for ONYX-015 with XOMA (US) LLC.  The agreement calls for XOMA to develop a large-scale production process for ONYX-015, produce clinical supplies, prepare the manufacturing facility for Food and Drug Administration, or FDA, review and provide commercial supplies to us.

In June 2000, we initiated a 360–patient, multi-center Phase III clinical trial of ONYX-015 administered by intratumoral injection in patients with head and neck cancer that has progressed following initial treatment with surgery and/or radiation, or recurrent disease.  Enrollment in this trial has proceeded very slowly.  In addition, we are in the process of initiating an open-label Phase II/III clinical trial that will evaluate ONYX-015 in patients with head and neck cancer that is resistant to all therapies, or refractory disease.  We will treat approximately 30 patients in this study.  Pending results in these patients and ongoing discussions with the FDA regarding whether this study would support registration in head and neck cancer, we may expand this study to treat additional patients.

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

•                  Gain concurrence from the FDA of the Chemistry, Manufacturing and Control, or CMC, amendment for materials produced from XOMA; and

•                  Obtain full alignment with the FDA regarding requirements for an ONYX-015 registration path in head and neck cancer.

Further, on our own and as a result of our virus and small molecule collaborations, additional research and development is being conducted on potential future product candidates.

On April 15, 2002, we amended the process development and manufacturing agreement with XOMA to focus ongoing activity on manufacturing consistent batches of ONYX-015 at an intermediate scale resulting in additional compensation to XOMA.

On May 9, 2002, we announced that we raised gross proceeds of approximately $20 million in a private placement to select new and existing institutional investors.  We sold 2,972,925 shares of our common stock at a price of $6.75 per share.  We also issued warrants to purchase 743,229 shares of our common stock at $9.59 per share.

We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, primarily due to expenses associated with our co-funding of the clinical development of BAY 43-9006 with Bayer and the development and commercialization of ONYX-015 in local/regional indications.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.  As of March 31, 2002, our accumulated deficit was approximately $122.9 million.

Our business is subject to significant risks, including the risks inherent in our research and development efforts, the results of the BAY 43-9006 and ONYX-015 clinical trials, our dependence on collaborative parties and third parties to manufacture our products, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products.  We do not expect to generate revenues from the sale of proposed products in the foreseeable future.  We expect that all of our revenues in the foreseeable future will be generated from collaboration agreements.

Results of Operations

Three months ended March 31, 2002 and 2001.

Revenues

Our revenues decreased 82 percent to $0.8 million for the three months ended March 31, 2002 as compared to $4.7 million for the three months ended March 31, 2001.  Revenues for the current quarter were attributable to research funding for the therapeutic virus collaboration with Warner-Lambert.  Revenues were significantly less than the same quarter a year ago, reflecting the amended agreement with Warner-Lambert under which Onyx reassumed control of the clinical development of ONYX-015.  In addition, our small molecule research collaborations with Warner-Lambert concluded in August 2001, and we are no longer receiving funding for these programs.

Research and Development Expenses

Research and development expenses increased 4 percent to $9.7 million for the three months ended March 31, 2002 as compared with $9.4 million for the same period in 2001.  $2.0 million of the increase in expenses was attributable to development costs of ONYX-015, including process development and manufacturing expenses incurred under the agreement with XOMA.  $0.7 million of the increase in expenses related to co-development and clinical trial costs of BAY 43-9006. The increase in manufacturing and clinical expenses was partially offset by $2.4 million of reductions to earlier-stage research programs.  Increased investments in BAY 43-9006 and ONYX-015 development programs could result in higher expenses in the future.

General and Administrative Expenses

General and administrative expenses decreased 20 percent to $1.4 million for the three months ended March 31, 2002 as compared with $1.7 million for the three months ended March 31, 2001.  The decrease was attributable to headcount reductions that impacted the administrative functions at the end of 2001.  We anticipate that general and administrative expenses will remain at current levels in future periods.

Interest and Other Income, net

We had net interest income of $0.3 million for the three months ended March 31, 2002 as compared with $1.1 million for the three months ended March 31, 2001.  The decrease in net interest income was due to lower cash and investment balances and lower interest rates.  In January 2002, we licensed to Rigel Pharmaceuticals, Inc. assets from our small molecules discovery program for $175,000, which was recorded as other income.

Liquidity and Capital Resources

Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities and revenues from collaborative research and development agreements to fund our operations.

At March 31, 2002, we had cash, cash equivalents and marketable securities of $48.1 million compared with $58.5 million at December 31, 2001. The decrease in cash and marketable securities of $10.4 million at March 31, 2002, compared with December 31, 2001, is primarily due to cash used in operations of $10.2 million.

Total capital expenditures for equipment and leasehold improvements for the three-month period ended March 31, 2002, were $111,000.  We currently expect to make expenditures for capital equipment and leasehold improvements between $1.0 million and $1.5 million for the remainder of 2002.

We believe that our existing capital resources and interest thereon, anticipated revenues from existing collaborations, cost savings from the reduction in force announced in October 2001 and the equity placement of approximately $20 million in May 2002 will be sufficient to fund our current and planned operations through at least mid-2003.

We anticipate that Bayer will pay us under our collaboration agreement $5.0 million during 2002 for the initiation of Phase II clinical trials for BAY 43-9006 based on our continued co-funding of development costs.  Pursuant to our collaboration agreement, this amount is repayable to Bayer from our share of profits and royalties.  Changes in our research and development plans, revenues from collaborators or other changes affecting our operating expenses may result in the expenditure of these resources before mid-2003, and in any event, we will need to raise substantial additional capital to fund our operations in future periods.  We intend to seek this additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources.  Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.  If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

Business Risks

If we are not able to demonstrate the effectiveness of ONYX-015 in our clinical trials or if our clinical trials are delayed, we may be unable to commercialize ONYX-015.

In June 2000, we initiated a 360–patient, multicenter Phase III clinical trial of ONYX-015 administered by direct injection into tumors, or intratumoral injection, in patients with head and neck cancer that has progressed following initial treatment with surgery and/or radiation, or recurrent disease. Enrollment to this trial has proceeded very slowly.  In the first quarter of 2002, we decided to modify our development plan for ONYX-015 in head and neck cancer prior to advancing ONYX-015 in the FDA registration process and, therefore, we are not accelerating the Phase III clinical trial until these development modifications are complete. In addition, we are planning to initiate a Phase II/III clinical trial in head and neck cancer patients with refractory disease. Historically, many companies have failed to demonstrate the effectiveness of pharmaceutical products in Phase III clinical trials notwithstanding favorable results in Phase II clinical trials.  We may fail to demonstrate desired effectiveness levels in our Phase III clinical trial of ONYX-015.  In addition, we may observe previously unforeseen side effects.  We may fail to extend the findings of previous clinical trials in our Phase III clinical trial of ONYX-015, including similar tumor response rates, duration of tumor response or safety.

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

We currently rely on a limited number of sources for the manufacture of ONYX-015, and if these sources are unable or unwilling to deliver the required quantities, we may not be able to find replacement manufacturers, which could result in a delay in clinical trials or in regulatory approval.

We currently rely on two sources for the manufacture of ONYX-015, Molecular Medicine and XOMA. We are aware of only a limited number of manufacturers who we believe would have the ability and capacity to manufacture this product or any other therapeutic viruses we may develop.  Currently, we have clinical supplies produced and released for clinical trials from Molecular Medicine.  Molecular Medicine has experienced production problems resulting in failed batches.  In addition, we have held up final release of some of the batches from Molecular Medicine until the manufacturer completed documentation that complies with our manufacturing standards. Our agreement with Molecular Medicine will expire in June 2002.

In our manufacturing collaboration with XOMA, we made modifications to the process to increase the scale of the manufacturing process and to minimize batch failures.  We do not expect XOMA to begin supplying us with ONYX-015 for use in clinical trials until after mid-2002. This could delay our clinical trials and our applications for regulatory approval with the FDA.  If XOMA fails to supply us with sufficient materials, we may be forced to incur additional expenses to pay for the manufacture of materials using a replacement contract manufacturer, if we can find a replacement manufacturer, or to develop our own manufacturing capabilities, which may not occur within a reasonable amount of time or at commercially reasonable rates.

No one has manufactured replicating human viruses at a large commercial scale; if we are unable to develop an effective process to manufacture ONYX-015 on a large scale, our clinical trials and regulatory approval would be delayed.

No one has produced replicating human viruses using a commercial-scale manufacturing process. To date, Molecular Medicine and we have experienced production problems using a small-scale process to supply our clinical trials.  We are making changes to the process and operations using a larger-scale process at XOMA.  However, we may need to make additional process changes and operational changes to make the manufacturing process more reliable and to make the process easier for us to develop into a larger, commercial-scale manufacturing process.  If we are unable to improve the large-scale manufacturing process, we may not increase the number of clinical trials for ONYX-015 and the number of sites enrolling patients.  If we are unable to expand the number of clinical trials, clinical sites enrolling patients and patients receiving ONYX-015, the results from our clinical trials will be delayed, and we will not receive regulatory approval without the results from these trials.

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

Our strategy for developing, manufacturing and commercializing our products and obtaining regulatory approval depends in large part upon maintaining and entering into collaboration agreements with pharmaceutical companies or other collaborators.  We have entered into a number of collaboration agreements with different parties, including research, development and marketing agreements with Bayer and Warner–Lambert. If we fail to maintain these collaborative relationships or to establish new collaborative relationships, we would need to undertake these research, development, manufacturing and marketing activities at our own expense, which would significantly increase our capital requirements and limit the programs we are able to pursue.  Further, we would incur significant delays with the development, manufacture or sale of our products.

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

We were established in April 1992 by means of a transfer from Chiron to us of the drug discovery program conducted at Chiron by Dr. Frank McCormick, our scientific founder, and his research team.  Under the agreement executed at that time, we granted Chiron preferential rights to receive product licenses in the fields of diagnostics and vaccines, and also established a mechanism for our making proposals to Chiron for future collaborations.  Chiron has advised us that it believes this mechanism requires us to offer gene therapy programs to Chiron before licensing any of these programs to a third party.  We and Chiron have different interpretations of this agreement as it relates to the scope of Chiron’s rights.  We executed our agreement with Warner–Lambert for the development of ONYX-015 and two other virus products pursuant to a waiver letter from Chiron.  If Chiron does not grant us further waivers and asserts rights under the April 1992 agreement, or if disputes arise, we may encounter difficulties or delays in entering into future collaborations for other product candidates.

We do not fully understand the biological characteristics of our therapeutic viruses, and their interactions with other drugs and the human immune and other defense systems, which may cause us to fail to demonstrate the safety and effectiveness of our products in clinical trials.

Therapeutic viruses are novel and we are still determining the biological characteristics of these viruses.  For example, in our clinical trials to date, we have achieved the best results when ONYX-015 is used in combination with standard chemotherapy drugs, but we are uncertain as to the reasons for and the nature of the interaction of the virus with these drugs.  In addition, we are still investigating the response of the human immune system to our therapeutic viruses, and the immune system may play a role in limiting the tumor–killing effect of our therapeutic viruses.  We also do not know the extent the human body may clear our therapeutic viruses from circulation in the bloodstream and limit the tumor–killing activity of our therapeutic viruses.  Further, we are uncertain as to whether the killing activity of ONYX-015 is specific to cells having the abnormal function involving the p53 gene.  Moreover, we do not understand all of the many factors that contribute to the formation of each individual patient’s cancer.  These factors include not only the cancer type, but also the pressures within the tumor and the presence of normal cells and fibrous tissue within the tumor.  These factors make each tumor unique.  Because of the variety of factors, some cancer patients respond to a particular type of cancer therapy while others do not, even among patients with the same cancer type.  The novelty and scientific uncertainties regarding our therapeutic viruses and the uniqueness of human cancers from patient to patient increase the risk that we will not successfully develop our product candidates or prove their safety and effectiveness in clinical trials.

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

•                  rate of our products’ acceptance by the target population;

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

As of March 31, 2002, we had an accumulated deficit of approximately $123 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs.  We derived no significant revenues from product sales or royalties.  We expect to incur significant and increasing operating losses over the next several years as we expand our research and development efforts, preclinical testing and clinical trial and manufacturing activities, including the 2001 manufacturing contract with XOMA, as amended. We expect our operating losses to increase even more dramatically with the amendment of the collaboration agreement with Warner-Lambert for the development of ONYX-015.   We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the establishment or termination of collaborations, the timing and amount of collaboration payments under the terms of our collaboration agreements, or the initiation, success or failure of clinical trials.

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

As a result of our decision, we expect delay in the time to market for ONYX-015.  The extent of the delay will be dependent on our ongoing discussions with the FDA to gain concurrence on the CMC amendment and the time it will take to ensure that all clinical trial design and protocols fully satisfy FDA requirements for registration.

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

We may not have been the first to make the inventions covered by each of our issued or pending patent applications, or we may not have been the first to file patent applications for such inventions.  Competitors may have independently developed technologies similar to ours.  We may need to license the right to use third–party patents and intellectual property to develop and market our products.  We may not acquire such required licenses on acceptable terms, if at all.  If we do not obtain such licenses, we may need to design around other parties’ patents, or we may not be able to proceed with the development, manufacture or sale of our products.  We may face litigation to defend against claims of infringement, assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ proprietary rights.

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

In the past, stockholders have often brought securities class action litigation against a company following a decline in the market price of its securities.  This risk is especially acute for us, because biotechnology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs, could divert management’s attention and resources, and could seriously harm our business, financial condition and results of operations.

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

•                  after the transaction in which the stockholder acquired 15% or more of the corporation’s stock, the stockholder owned at least 85% of the corporation’s outstanding voting stock, excluding shares owned by directors, officers and employee stock plans in which employee participants do not have the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

•                  on or after this date, the merger or sale is approved by the board of directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

As such, these laws could prohibit or delay mergers or a change of control of us and may discourage attempts by other companies to acquire us.

Our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management.  These provisions include:

•                  our board is classified into three classes of directors as nearly equal in size as possible with staggered three-year terms;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio. By policy, we place our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances.  We classify our cash equivalents or marketable securities as fixed rate if the rate of return on an instrument remains fixed over its term. As of March 31, 2002, all of our cash equivalents and marketable securities are classified as fixed rate.  There were no significant changes in our market risk exposures during the three months ended March 31, 2002.  For further discussion of our market risk exposures, refer to Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II: OTHER INFORMATION

Item 5.  Other Information

On May 9, 2002, the Company announced it raised gross proceeds of approximately $20 million in a private placement to select new and existing institutional investors.  The Company sold 2,972,925 shares of its common stock at a price of $6.75 per share.  The Company also issued warrants to purchase 743,229 shares of its common stock at $9.59 per share. U.S. Bancorp Piper Jaffray served as exclusive placement agent for the equity financing. Gross proceeds from the offering will be used primarily for working capital purposes, including clinical development of BAY 43-9006 and ONYX-015.  The financing was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D of the Securities Act. The Company has agreed to file a registration statement with the Securities and Exchange Commission within 30 days for the resale of the shares.  A member of the Company’s board of directors is a managing director of Domain Associates, L.L.C., one of the participants in the private placement.

Item 6.  Exhibits and Reports on Form 8-K

a)              Exhibits

None.

b)             Reports on Form 8-K

No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.

Date: May 15, 2002	By:	/s/ Hollings C. Renton
Hollings C. Renton
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive and Financial Officer)

Date: May 15, 2002	By:	/s/ Marilyn E. Wortzman
Marilyn E. Wortzman
Controller
(Principal Accounting Officer)