Form 10-Q
period 2002-06-30
ONYX PHARMACEUTICALS INC
filed 2002-08-13
CIK 1012140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                                                ☒   Yes                                                  ☐   No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 21,594,876 as of August 5, 2002.

ONYX PHARACEUTICALS, INC

ONXY PHARMACEUTICALS, INC.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$32,809	$39,568
Marketable securities	23,066	18,898
Other current assets	1,937	900
Total current assets	57,812	59,366

Property and equipment, net	3,052	3,597
Notes receivable from related parties	275	319
Other assets	2,370	2,500
	$63,509	$65,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,058	$671
Accrued liabilities	859	1,079
Accrued clinical trials and related expenses	7,885	6,810
Accrued compensation	503	672
Deferred revenue	552	1,465
Total current liabilities	10,857	10,697

Commitments

Stockholders’ equity:
Common stock	22	19
Additional paid-in capital	187,412	168,092
Accumulated other comprehensive income	14	98
Accumulated deficit	(134,796)	(113,124)
Total stockholders’ equity	52,652	55,085
	$63,509	$65,782

See accompanying notes.

ONXY PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Contract revenue from related parties	$707	$5,259	$1,537	$9,910
Contract and other revenue	—	83	—	168
Total revenue	707	5,342	1,537	10,078

Operating expenses:
Research and development	11,357	10,288	21,106	19,673
General and administrative	1,549	1,831	2,942	3,563
Total operating expenses	12,906	12,119	24,048	23,236

Loss from operations	(12,199)	(6,777)	(22,511)	(13,158)

Interest income, net	320	888	664	2,026
Other income	—	—	175	—

Net loss	$(11,879)	$(5,889)	$(21,672)	$(11,132)

Basic and diluted net loss per share	$(0.58)	$(0.32)	$(1.11)	$(0.61)

Shares used in computing basic and diluted net loss per share	20,355	18,434	19,459	18,260

See accompanying notes.

ONXY PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOW

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(21,672)	$(11,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	723	758
Other	179	103
Changes in assets and liabilities:
Receivable from related party	—	(2,557)
Other current assets	(1,045)	(701)
Other assets	130	(1,949)
Accounts payable	387	(278)
Accrued liabilities	(220)	414
Accrued clinical trials and related expenses	1,075	3,759
Accrued compensation	(169)	(249)
Deferred revenue	(913)	(708)
Net cash used in operating activities	(21,525)	(12,540)
Cash flows from investing activities:
Purchases of marketable securities	(17,924)	(23,952)
Sales and maturities of marketable securities	13,672	5,357
Capital expenditures	(176)	(1,440)
Notes receivable from related parties	44	47
Net cash used in investing activities	(4,384)	(19,988)
Cash flows from financing activities:
Payments on long–term debt	—	(183)
Net proceeds from issuances of common stock	19,150	5,276
Net cash provided by financing activities	19,150	5,093
Net decrease in cash and cash equivalents	(6,759)	(27,435)
Cash and cash equivalents at beginning of period	39,568	75,126
Cash and cash equivalents at end of period	$32,809	$47,691

See accompanying notes.

ONXY PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2002

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any other future operating periods.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Onyx Pharmaceuticals, Inc. (the "Company" or "Onyx") Annual Report on Form 10-K for the year ended December 31, 2001.

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

Note 3.  Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive income (loss) is comprised of unrealized holding gains (losses) on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity.  Comprehensive loss and its components for the three-month and six-month periods ended June 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(11,879)	$(5,889)	$(21,672)	$(11,132)
Other comprehensive income (loss):
Net unrealized loss on available-for-sale securities	(6)	—	(84)	—
Comprehensive loss	$(11,885)	$(5,889)	$(21,756)	$(11,132)

Note 4. Restructuring

In October 2001, the Company formally adopted and announced a restructuring plan aimed at reducing future operating costs to allow the Company to focus on its highest priority products in development. Specifically, the Company plans to focus its future spending on: (1) the development of BAY 43-9006 in collaboration with Bayer; (2) the development of ONYX-015 in order to expedite the product's time to market; and (3) the selection of the next development product candidate from its novel oncolytic virus platform. The Company recognized $0.8 million of restructuring and other charges. Of the $0.8 million, $0.4 million related to the impairment of certain long-lived assets, $0.3 million related to employee termination costs and $0.1 million related to office closure costs.  The remaining accrued costs of $0.1 million at June 30, 2002 are related to office closure costs.

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

Note 6.  Sale of Equity Securities

In May 2002, the Company raised net proceeds of approximately $19.1 million in a private placement to a current shareholder and several new investors.  The Company sold 2,972,925 shares of its common stock at a price of $6.75 per share.  The Company also issued warrants to purchase 743,229 shares of its common stock at $9.59 per share.  The fair value of the warrants were $4.4 million and was accounted for as a stock offering cost.  A member of the Company’s board of directors is a managing director of Domain Associates, L.L.C., one of the participants in the private placement.

Note 7. XOMA (US) LLC Agreement

In April 2002, the Company and XOMA amended certain articles in their process development and manufacturing arrangement to include additional payments for operating expenses.  The agreement was originally entered into in January 2001.

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

Overview

We are engaged in the discovery and development of novel cancer therapies.  Based on our proprietary technologies that target the molecular basis of cancer, we are developing our two lead products, BAY 43-9006 and ONYX-015.

In collaboration with Bayer Corporation, we are conducting multiple clinical trials of BAY 43-9006, which is an orally active small molecule Raf kinase inhibitor.  To date, we have reported on 163 patients with advanced cancers treated in Phase I clinical trials being conducted in Germany, Belgium, Canada and the United States.  In addition, we are conducting a Phase I clinical trial in Canada in patients with acute myelogenous leukemia, or AML, and myelodysplastic syndrome, or MDS.    We also initiated the first Phase I clinical trial of BAY 43-9006 in combination with chemotherapy agents.  We plan to initiate additional Phase I and multiple Phase II clinical trials of BAY 43-9006 alone and in combination with chemotherapy to treat patients with various tumor types in 2002.

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

To date, ONYX-015 development has experienced delays as a result of limited drug supply produced from a small-scale manufacturing process.  In January 2001, we entered into a process development and manufacturing agreement for ONYX-015 with XOMA (US) LLC.  The agreement calls for XOMA to develop a large-scale production process for ONYX-015, produce clinical supplies, prepare the manufacturing facility for Food and Drug Administration, or FDA, review and provide commercial supplies to us.  In April 2002, we amended our agreement with XOMA to focus ongoing activity on manufacturing consistent batches of ONYX-015 at an intermediate scale, resulting in additional compensation to XOMA.

In June 2000, we initiated a 360–patient, multi-center Phase III clinical trial of ONYX-015 administered by intratumoral injection in patients with head and neck cancer that has progressed following initial treatment with surgery and/or radiation, or recurrent disease.  Enrollment in this trial has proceeded very slowly.  In addition, we have initiated an open-label Phase II/III clinical trial to evaluate ONYX-015 in patients with head and neck cancer that is resistant to all therapies, or refractory disease.  We will treat approximately 30 patients in this study.  Pending results in these patients and ongoing discussions with the FDA regarding whether this study would support registration in head and neck cancer, we may expand this study to treat additional patients.

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

                In May 2002, we raised net proceeds of approximately $19.1 million in a private placement to a current shareholder and several new investors.  We sold 2,972,925 shares of our common stock at a price of $6.75 per share.  We also issued warrants to purchase 743,229 shares of our common stock at $9.59 per share.

We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, primarily due to expenses associated with our co-funding of the clinical development of BAY 43-9006 with Bayer and the development and commercialization of ONYX-015 in local/regional indications.  We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.  As of June 30, 2002, our accumulated deficit was approximately $134.8 million.

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

Results of Operations

Three and six months ended June 30, 2002 and 2001.

Revenues

Our revenues decreased 87 percent to $0.7 million for the three months ended June 30, 2002 and 85 percent to $1.5 million for the six months ended June 30, 2002 as compared to the same periods in 2001. Revenues for the three and six months ended June 30, 2002 were attributable to research funding for the therapeutic virus collaboration with Warner-Lambert.  Revenues were significantly less than the same periods a year ago, reflecting the amended agreement with Warner-Lambert under which we reassumed control of the clinical development of ONYX-015.  In addition, our small molecule research collaborations with Warner-Lambert concluded in August 2001, and we are no longer receiving funding for these programs.

Research and Development Expenses

Research and development expenses increased 10 percent to $11.4 million for the three months ended June 30, 2002 as compared with $10.3 million for the same period in 2001. $1.8 million of the increase in expenses is related to the co-development and clinical trial costs of BAY 43-9006 with Bayer, for which we pay 50% of the costs. $1.6 million of the increase in expenses is attributable to development costs of ONYX-015, including clinical trial costs and process development and manufacturing expenses incurred under the agreement with XOMA. The increase in clinical development expenses was partially offset by reductions to earlier-stage research programs, resulting in a decrease in expenses of $2.4 million.

Research and development expenses increased 7 percent to $21.1 million for the six months ended June 30, 2002 as compared with $19.7 million for the same period in 2001. $3.6 million of the increase in expenses is attributable to development costs of ONYX-015, including process development, manufacturing and clinical trial costs. $2.6 million of the increase in expenses is related to co-development and clinical trial costs of BAY 43-9006. The increase in clinical development expenses was partially offset by $4.8 million of reductions to earlier-stage research programs.  Increased investments in BAY 43-9006 and ONYX-015 development programs could result in higher expenses in the future.

General and Administrative Expenses

General and administrative expenses decreased 15 percent to $1.5 million for the three months ended June 30, 2002 and decreased 17 percent to $2.9 million for the six months ended June 30, 2002 as compared with $1.8 million and $3.6 million for the same periods in 2001. The decreases for both the three-month and six-month periods were attributable to headcount reductions that impacted the administrative functions at the end of 2001.  We anticipate that general and administrative expenses will remain stable or modestly increase in future periods.

Interest and Other Income, net

We had net interest income of $0.3 million for the three months ended June 30, 2002 and $0.7 million for the six months ended June 30, 2002 as compared with $0.9 million and $2.0 million for the same periods in 2001. The decrease in net interest income was principally due to a decrease in the average cash and investment balances. In January 2002, we licensed to Rigel Pharmaceuticals, Inc. assets from our small molecules discovery program for $0.2 million, which was recorded as other income.

Liquidity and Capital Resources

Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities and revenues from collaborative research and development agreements to fund our operations.

At June 30, 2002, we had cash, cash equivalents and marketable securities of $55.9 million compared with $58.5 million at December 31, 2001. The decrease in cash and marketable securities of $2.6 million at June 30, 2002, compared with December 31, 2001, is primarily due to cash used in operations of $21.5 million and investing activities of $4.4 million, which was partially offset by the equity placement of approximately $19.1 million in May 2002.

Total capital expenditures for equipment and leasehold improvements for the six-month period ended June 30, 2002, were $0.2 million.  We currently expect to make expenditures for capital equipment and leasehold improvements between $0.5 million and $1.0 million for the remainder of 2002.

We believe that our existing capital resources and interest thereon, anticipated revenues from existing collaborations, cost savings from the reduction in force announced in October 2001 and the equity placement of approximately $19.1 million in May 2002 will be sufficient to fund our current and planned operations through at least mid-2003.

We anticipate that Bayer will loan us $5.0 million under our collaboration agreement during 2002 for the initiation of Phase II clinical trials for BAY 43-9006 based on our continued co-funding of development costs.  Pursuant to our collaboration agreement, this amount is repayable to Bayer from our share of profits and royalties, if any.  Changes in our research and development plans, revenues from collaborators or other changes affecting our operating expenses may result in the expenditure of these resources before mid-2003, and in any event, we will need to raise substantial additional capital to fund our operations in future periods.  We intend to seek this additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources.  Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.  If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

Business Risks

If we are not able to demonstrate the safety and effectiveness of BAY 43-9006 in our Phase I and Phase II clinical trials or if our clinical trials are delayed, we may be unable to proceed to Phase III clinical trials and to commercialize BAY 43-9006.

In collaboration with Bayer, we are conducting multiple clinical trials of BAY 43-9006, which is an orally active small molecule Raf kinase inhibitor.  We have conducted and are currently conducting a number of Phase I clinical trials of BAY 43-9006 as a single agent or in combination with chemotherapy agents.  Phase I trials are not designed to test the efficacy of a treatment candidate, but rather to test the safety, pharmacokinetics and pharmacodynamics, and to understand the treatment candidate’s side effects, at various dosing regimens and schedules.

We may not demonstrate the desired effectiveness of BAY 43-9006 in Phase II clinical trials, notwithstanding initially favorable results in Phase I clinical trials.  In addition, we may observe previously unforeseen side effects during Phase II clinical trials.  If efficacy of BAY 43-9006 is not demonstrated, or if previously unforeseen side effects are observed, we may not proceed with further clinical trials of BAY 43-9006. If we do not proceed with additional clinical trials of BAY 43-9006, we will not seek regulatory approval of BAY 43-9006 with the FDA, which will seriously harm our business.

In our clinical trials, we treat patients who have failed conventional treatments and who are in advanced stages of cancer.  During the course of treatment, these patients may die or suffer adverse medical effects for reasons that may be unrelated to BAY 43-9006.  These adverse effects may impact the interpretation of clinical trial results.

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved.  We are dependent on Bayer's experience in filing and pursuing applications necessary to gain regulatory approvals, and we and Bayer are at a very early stage in this process with BAY 43-9006.  We and Bayer could not market BAY 43-9006 unless we receive regulatory approval.

If we are not able to demonstrate the effectiveness of ONYX-015 in our clinical trials or if our clinical trials are delayed, we may be unable to commercialize ONYX-015.

In June 2000, we initiated a 360–patient, multicenter Phase III clinical trial of ONYX-015 administered by direct injection into tumors, or intratumoral injection, in patients with head and neck cancer that has progressed following initial treatment with surgery and/or radiation, or recurrent disease. Enrollment to this trial has proceeded very slowly.  In the first quarter of 2002, we decided to modify our development plan for ONYX-015 in head and neck cancer prior to advancing ONYX-015 in the FDA registration process and, therefore, we are not accelerating the Phase III clinical trial until these development modifications are complete. If we do not successfully modify this development plan, we may re-evaluate the continuation of the ONYX-015 program in head and neck cancer.

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

We are initially developing ONYX-015 for treatment of head and neck cancer using intratumoral injection.  Even if we are successful in developing ONYX-015 for this type of cancer, we may not demonstrate that ONYX-015 is effective in the treatment of a broader array of cancer types.  We conducted a Phase I/II clinical trial for treatment of liver metastases of colorectal cancer with ONYX-015 administered through intrahepatic artery infusion.  This clinical trial was based on a small number of patients, and we may not reproduce the results from this clinical trial in future clinical trials with additional patients. If we are not successful in establishing the effectiveness of ONYX-015 in a broad range of cancer types that are treated via direct injections to the tumors and other local and regional routes of administration or demonstrate effectiveness in metastatic cancers treated via intravenous administration, ONYX-015 may not have a broad commercial use.

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

We are aware of only a limited number of manufacturers who we believe would have the ability and capacity to manufacture ONYX-015 or any other therapeutic viruses we may develop.  We currently rely on XOMA as the sole source for the manufacture of ONYX-015.  In our manufacturing collaboration with XOMA, we made modifications to the process to increase the scale of the manufacturing process and to minimize batch failures.  We do not expect XOMA to begin supplying us with ONYX-015 for use in clinical trials until after August 2002, following approval by the FDA of the CMC amendment for material produced by XOMA.  Failure to receive FDA approval or to receive sufficient supply of ONYX-015 from XOMA could delay our clinical trials and our applications for regulatory approval with the FDA.  If XOMA fails to supply us with sufficient materials, we may be forced to incur additional expenses to pay for the manufacture of materials using a replacement contract manufacturer, if we can find a replacement manufacturer, or to develop our own manufacturing capabilities, which may not occur within a reasonable amount of time or at commercially reasonable rates.

Currently, we have clinical supplies produced and released for clinical trials from our previous manufacturer of ONYX-015, Molecular Medicine.  During our relationship with Molecular Medicine, they experienced production problems resulting in failed batches, and we delayed final release of some of the batches from Molecular Medicine pending completion of documentation in compliance with our manufacturing standards.  Our agreement with Molecular Medicine expired in June 2002.

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

In collaboration with Bayer, we are conducting multiple clinical trials of BAY 43-9006.  Bayer has paid all the costs of research and preclinical development of this drug candidate.  Under our agreement with Bayer, we have the opportunity to co-fund 50% of clinical development costs worldwide except in Japan, where Bayer will fund 100% of development costs and pay us a royalty on sales.  We are currently co-funding 50% of development costs, and depend on Bayer to co-fund the balance of these costs.  Bayer manages the development of BAY 43-9006, including the FDA regulatory process and scope, size and schedule of clinical development.  We and Bayer must agree on the development plan for BAY 43-9006.  If we and Bayer cannot agree, clinical trial progress could be delayed.  If Bayer changes its strategy away from the development of BAY 43-9006, we will suffer significant delays and our business will be harmed.

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

•      availability of third–party reimbursement;

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

As of June 30, 2002, we had an accumulated deficit of approximately $134.8 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs.  We derived no significant revenues from product sales or royalties.  We expect to incur significant and increasing operating losses over the next several years as we expand our research and development efforts, preclinical testing and clinical trial and manufacturing activities, including the 2001 manufacturing contract with XOMA, as amended. We expect our operating losses to increase even more dramatically with the amendment of the collaboration agreement with Warner-Lambert for the development of ONYX-015 and co-funding of ongoing BAY 43-9006 clinical trials costs under our collaboration agreement with Bayer.   We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the establishment or termination of collaborations, the timing and amount of collaboration payments under the terms of our collaboration agreements, or the initiation, success or failure of clinical trials.

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

Specifically, we are aware of patent applications filed in the United States and abroad that, if they were to issue, would cover ONYX-015 and other viruses that selectively replicate, including our RB-selective viruses.  We are aware of patents that may affect our ability to produce and purify viruses.  We are also aware of patent applications that claim enzymes for converting drugs to their active forms for treating disease, including cancers, and claim methods of delivering the enzymes using a virus.  We may be unable to commercialize our products affected by these patents, if any of these patents are issued and we are unable to:

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

Our executive officers, directors and 5% stockholders own, in the aggregate, approximately 25% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

In the past, stockholders have often brought securities class action litigation against a company following a decline in the market price of its securities.  This risk is especially acute for us, because biotechnology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs, could divert management's attention and resources, and could seriously harm our business, financial condition and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio. By policy, we place our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances.  We classify our cash equivalents or marketable securities as fixed rate if the rate of return on an instrument remains fixed over its term. As of June 30, 2002, all of our cash equivalents and marketable securities are classified as fixed rate.  There were no significant changes in our market risk exposures during the six months ended June 30, 2002.  For further discussion of our market risk exposures, refer to Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2001.

PART II: OTHER INFORMATION

Item  2.  Changes in Securities and Use of Proceeds

In May 2002, we raised net proceeds of approximately $19.1 million in a private placement to a current shareholder and several new investors.  We sold 2,972,925 shares of our common stock at a price of $6.75 per share.  We also issued warrants to purchase 743,229 shares of our common stock at $9.59 per share.  U.S. Bancorp Piper Jaffray served as exclusive placement agent for the equity financing.  Proceeds from the offering will be used primarily for working capital purposes, including clinical development of BAY 43-9006 and ONYX-015.  The financing was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D of the Securities Act.  A member of our board of directors is a managing director of Domain Associates, L.L.C., one of the participants in the private placement.  On June 5, 2002, we filed an S-3 Registration Statement with the Securities and Exchange Commission to register the shares offered in this private equity financing, and the Registration Statement became effective on June 13, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 30, 2002.  The results of the matters voted upon at the meeting were:

(a)                                  Each of the nominees to the Board of Directors was elected to serve until our annual meeting of stockholders in 2005.  The nominees were: Hollings C. Renton, 14,319,928 common shares for and 695,592 withheld; George A. Scangos, 14,433,385 common shares for and 582,135 withheld; and Magnus Lundberg, 13,965,574 common shares for and 1,049,946 withheld.

(b)                                 The stockholders approved the 1996 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under the plan by 400,000 shares:

13,356,007 common shares for, 1,604,796 against and 54,717 abstaining.

(c)                                  The stockholders approved the Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under the plan by 75,000 shares:

14,652,159 common shares for, 315,716 against and 47,645 abstaining.

(d)                                 The stockholders ratified the selection of Ernst & Young LLP as independent auditors of Onyx for the fiscal year ending December 31, 2002:

14,867,409 common shares for, 125,078 against and 23,033 abstaining.

Item 6.  Exhibits and Reports on Form 8-K

a)      Exhibits

10.39*                                                              Amendment No. 1 to the Process Development and Manufacturing Agreement between XOMA (US) LLC and Onyx Pharmaceuticals, Inc., dated April 15, 2002.

99.1                                                                           Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

* Confidential treatment has been requested for portions of this document.

b)     Reports on Form 8-K

No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.

Date: August 13, 2002	By:	/s/ Hollings C. Renton
Hollings C. Renton
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive and Financial Officer)

Date: August 13, 2002	By:	/s/ Marilyn E. Wortzman
Marilyn E. Wortzman
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.39*                                                              Amendment No. 1 to the Process Development and Manufacturing Agreement between XOMA (US) LLC and Onyx Pharmaceuticals, Inc., dated April 15, 2002.

99.1                                                                           Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

* Confidential treatment has been requested for portions of this document.