Form 10-Q
period 2002-09-30
ONYX PHARMACEUTICALS INC
filed 2002-11-15
CIK 1012140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

☒   Yes                                                    ☐   No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 21,594,876 as of November 5, 2002.

ONYX PHARMACEUTICALS, INC.

ONYX PHARMACEUTICALS, INC.

PART I:  FINANCIAL INFORMATION

Item 1:  Financial Statements

CONDENSED BALANCE SHEETS

(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$28,817	$39,568
Marketable securities	21,564	18,898
Other current assets	1,571	900
Total current assets	51,952	59,366

Property and equipment, net	3,203	3,597
Notes receivable from related parties	275	319
Other assets	2,168	2,500
	$57,598	$65,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$585	$671
Accrued liabilities	1,014	1,079
Accrued clinical trials and related expenses	8,407	6,810
Accrued compensation	723	672
Deferred revenue	—	1,465
Total current liabilities	10,729	10,697

Long-term debt, noncurrent portion	5,000	—
Commitments

Stockholders’ equity:
Common stock	22	19
Additional paid-in capital	187,457	168,092
Accumulated other comprehensive income	4	98
Accumulated deficit	(145,614)	(113,124)
Total stockholders’ equity	41,869	55,085
	$57,598	$65,782

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Contract revenue from related parties	$1,178	$4,414	$2,715	$14,324
Contract and other revenue	—	50	—	218
Total revenue	1,178	4,464	2,715	14,542

Operating expenses:
Research and development	10,921	10,499	32,027	30,172
General and administrative	1,407	1,601	4,349	5,164
Total operating expenses	12,328	12,100	36,376	35,336

Loss from operations	(11,150)	(7,636)	(33,661)	(20,794)

Interest income, net	272	699	936	2,725
Other income	60	—	235	—

Net loss	$(10,818)	$(6,937)	$(32,490)	$(18,069)

Basic and diluted net loss per share	$(0.50)	$(0.37)	$(1.61)	$(0.99)

Shares used in computing basic and diluted net loss per share	21,593	18,506	20,178	18,343

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(32,490)	$(18,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,030	1,181
Other	205	(76)
Changes in assets and liabilities:
Receivable from related party	—	(1,651)
Other current assets	(684)	(1,084)
Other assets	332	(1,784)
Accounts payable	(86)	(1,346)
Accrued liabilities	(68)	25
Accrued clinical trials and related expenses	1,597	4,988
Accrued compensation	51	(460)
Deferred revenue	(1,465)	(1,869)

Net cash used in operating activities	(31,578)	(20,145)

Cash flows from investing activities:
Purchases of marketable securities	(26,975)	(31,707)
Sales and maturities of marketable securities	24,215	9,358
Capital expenditures	(584)	(2,052)
Notes receivable from related parties	44	47

Net cash used in investing activities	(3,300)	(24,354)

Cash flows from financing activities:
Borrowings under long-term debt	5,000	—
Payments on long-term debt	—	(183)
Net proceeds from issuances of common stock	19,127	5,631

Net cash provided by financing activities	24,127	5,448

Net decrease in cash and cash equivalents	(10,751)	(39,051)
Cash and cash equivalents at beginning of period	39,568	75,126
Cash and cash equivalents at end of period	$28,817	$36,075

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2002

(Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or for any other future operating periods.

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

Note 3.  Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss).  Other comprehensive income (loss) is comprised of unrealized holding gains (losses) on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity.  Comprehensive loss and its components for the three-month and nine-month periods ended September 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(10,818)	$(6,937)	$(32,490)	$(18,069)
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities	(10)	125	(94)	125
Comprehensive loss	$(10,828)	$(6,812)	$(32,584)	$(17,944)

Note 4. Restructuring

In October 2001, the Company formally adopted and announced a restructuring plan aimed at reducing future operating costs to allow the Company to focus on its highest priority products in development. Specifically, the Company plans to focus its future spending on: (1) the development of BAY 43-9006 in collaboration with Bayer; (2) the development of ONYX-015; and (3) the selection of the next development product candidate from its novel oncolytic virus platform. The Company recognized $0.8 million of restructuring and other charges. Of the $0.8 million, $0.4 million related to the impairment of certain long-lived assets, $0.3 million related to employee termination costs and $0.1 million related to office closure costs.  At September 30, 2002, $0.1 million of the total $0.8 million remains in an accrued account and is related to office closure costs.

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

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring, discontinued operation, plant closing, or other exit or disposal activity.  SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred.  Previous guidance in EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)” required that a liability for an exit cost be recognized at the date of a company’s commitment to an exit or disposal plan.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by a company after December 31, 2002.  The Company is currently evaluating the impact SFAS 146 will have on its financial position and results of operations.

Note 6.  Sale of Equity Securities

In May 2002, the Company raised net proceeds of approximately $19.1 million in a private placement to a current shareholder and several new investors.  The Company sold 2,972,925 shares of its common stock at a price of $6.75 per share.  The Company also issued warrants to purchase 743,229 shares of its common stock at $9.59 per share.  The fair value of the warrants was $4.4 million and was accounted for as a stock offering cost.  A member of the Company’s board of directors is a managing director of Domain Associates, L.L.C., one of the participants in the private placement.

Note 7.  XOMA (US) LLC Agreement

In April 2002, the Company and XOMA amended certain provisions of their process development and manufacturing agreement to include additional payments for operating expenses.  The agreement was originally entered into in January 2001.

Note 8.  Bayer Corporation Loan

In August 2002 under its collaboration agreement with Bayer, the Company received a $5.0 million milestone-based loan payment from Bayer upon initiation of a Phase II clinical study of BAY 43-9006.  Pursuant to the collaboration agreement, this amount is repayable to Bayer from the Company’s share of profits and royalties, if any, and is interest free.

Note 9.  Warner-Lambert Company Agreement

In September 2002, the Company amended its agreement with Warner-Lambert Company, a subsidiary of Pfizer, Inc., to regain full rights to ONYX-015 and terminate its collaboration with Warner-Lambert.  The Company signed the original agreement with Warner-Lambert in September 1999 and amended it in August 2001.  At that time, the Company assumed all financial and development responsibility for the product, and Warner-Lambert reserved certain rights to develop and commercialize ONYX-015 for intravenous administration.  The current amendment and termination of the agreement returned Warner-Lambert’s remaining rights to Onyx.  The Company’s development expenses are not significantly affected, and the Company has no future financial obligations to Warner-Lambert.  The Company also regained rights to an Armed Therapeutic Virus ™ product that was partnered with Warner-Lambert, and their research funding for this program ended in September 2002. Under terms of the original agreement, Warner-Lambert made an up-front payment of $5.0 million in October 1999, which the Company recorded as deferred revenue and had been amortizing over the life of the agreement.  Upon early termination of the agreement in September 2002, the Company recognized as revenue the remaining balance of this $5.0 million payment, or $0.2 million.

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

Overview

We are engaged in the discovery and development of novel cancer therapies and have proprietary technologies that target the molecular basis of cancer.  We are developing our two lead products, BAY 43-9006, in conjunction with Bayer Corporation, and ONYX-015.

In collaboration with Bayer, we are conducting multiple clinical trials of BAY 43-9006, which is an orally active small molecule Raf kinase inhibitor.  In September 2002, we announced that a single-agent Phase II clinical trial had been initiated in hepatocellular carcinoma, or liver cancer.  Based on the initiation of the Phase II program, we earned a $5.0 million milestone-based loan payment from Bayer.  We and Bayer have also reported preliminary data on 163 patients with advanced cancers treated in Phase I clinical trials conducted in Germany, Belgium, Canada and the United States.  In addition, we are conducting a Phase I clinical trial in Canada in patients with acute myelogenous leukemia, or AML, and myelodysplastic syndrome, or MDS.    We also initiated multiple Phase I clinical trials of BAY 43-9006 in combination with a range of standard chemotherapeutics to treat patients with various tumor types.  Upon the commencement of Phase III clinical trials, we will receive $15.0 million in loan funding from Bayer.

ONYX-015 is a tumor-selective, modified adenovirus that has been genetically engineered to replicate in and kill cancer cells that have an abnormal p53 pathway while sparing normal cells that have a functioning p53 protein.  p53, a protein that protects the cell from developing into a cancer cell, is the most commonly altered gene in human cancer.  In September 2002, we announced that we amended our agreement with Warner-Lambert Company, a subsidiary of Pfizer, Inc., to regain full rights to ONYX-015 and terminate our collaboration with Warner-Lambert.  We signed the original agreement with Warner-Lambert in September 1999 and amended it in August 2001.  At that time, we assumed all financial and development responsibility for the product, and Warner-Lambert reserved certain rights to develop and commercialize ONYX-015 for intravenous administration.  The current amendment and termination of the agreement returned Warner-Lambert’s remaining rights to us.  We do not expect that our development expenses will be significantly affected, and we have no future financial obligations to Warner-Lambert.  We also regained rights to an Armed Therapeutic Virus ™ product that we had partnered with Warner-Lambert, and Warner-Lambert's research funding for this program ended in September 2002.

In January 2001, we entered into a process development and manufacturing agreement for ONYX-015 with XOMA (US) LLC.  The agreement calls for XOMA to develop a large-scale production process for ONYX-015, produce clinical supplies, prepare the manufacturing facility for Food and Drug Administration, or FDA, review and provide commercial supplies to us.  In April 2002, we amended our agreement with XOMA to focus ongoing activity on manufacturing consistent batches of ONYX-015 at an intermediate scale, resulting in additional compensation to XOMA.  In September 2002, we filed the Chemistry, Manufacturing and Controls, or CMC, amendment with the FDA for materials produced from XOMA, and recently the FDA approved the amendment. The FDA approval now allows us to use product manufactured at XOMA at a larger scale for clinical trials.  We believe that previous supply constraints for clinical development have now been significantly reduced.

We are currently evaluating ONYX-015 in two clinical trials for the treatment of head and neck cancer.  We are conducting a Phase II trial in head and neck cancer that is resistant to all forms of treatment, or refractory disease, and results from this trial may be useful in the ongoing dialog with the FDA about potential registration in head and neck cancer.  A Phase III trial remains open in patients with head and neck cancer that has progressed following initial treatment with surgery and/or radiation, or recurrent disease; however we are not actively recruiting patients until we reach agreement with the FDA regarding its requirements for a registration path to FDA approval.

We are planning to conduct a clinical trial of ONYX-015 in patients with colon cancer that has spread to the liver, or liver metastases of colorectal cancer, to establish a safe dose in combination with standard chemotherapeutic regimens.  Data from our earlier Phase I/II study in this indication showed early signs of activity.

In May 2002, we raised net proceeds of approximately $19.1 million in a private placement to a current shareholder and several new investors.  We sold 2,972,925 shares of our common stock at a price of $6.75 per share.  We also issued warrants to purchase 743,229 shares of our common stock at $9.59 per share.  In August 2002, we received a $5.0 million milestone-based loan payment from Bayer for the initiation of the Phase II clinical program.

We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, primarily due to expenses associated with our co-funding of the clinical development of BAY 43-9006 with Bayer and the development and commercialization of ONYX-015. We are actively seeking a collaboration partner for our therapeutic virus program in order to reduce current losses.  We expect that losses will fluctuate from quarter to quarter and that these fluctuations may be substantial.  As of September 30, 2002, our accumulated deficit was approximately $145.6 million.

Our business is subject to significant risks, including the risks inherent in our research and development efforts, the results of the BAY 43-9006 and ONYX-015 clinical trials, our dependence on collaborative parties and third parties to manufacture our products, an inability to manufacture our products, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products.  We do not expect to generate revenues from the sale of proposed products in the foreseeable future.  We expect that all of our revenues in the foreseeable future will be generated from collaboration agreements.

Results of Operations

Three and nine months ended September 30, 2002 and 2001

Revenues

Our revenues decreased 74 percent to $1.2 million for the three months ended September 30, 2002 and 81 percent to $2.7 million for the nine months ended September 30, 2002 as compared to the same periods in 2001. Revenues for the three and nine months ended September 30, 2002 were attributable to research funding for the therapeutic virus collaboration with Warner-Lambert.  Revenues were significantly less than the same periods a year ago, reflecting the amended agreement with Warner-Lambert under which we reassumed control of the clinical development of ONYX-015 in August 2001.  The agreement with Warner-Lambert was terminated in September 2002, thus no further revenue will be received or recognized for this program.  In addition, our small molecule research collaborations with Warner-Lambert concluded in August 2001, and we are no longer receiving funding for these programs.

Research and Development Expenses

Research and development expenses increased 4 percent to $10.9 million for the three months ended September 30, 2002 as compared with $10.5 million for the same period in 2001. $1.4 million of the increase in expenses is related to the co-development and clinical trial costs of BAY 43-9006 with Bayer, for which we pay 50% of the costs. $0.7 million of the increase in expenses is attributable to development costs of ONYX-015, including clinical trial costs and manufacturing expenses incurred under the agreement with XOMA. The increase in clinical development expenses was partially offset by $1.7 million of reductions to earlier-stage research programs.

Research and development expenses increased 6 percent to $32.0 million for the nine months ended September 30, 2002 as compared with $30.2 million for the same period in 2001. $4.7 million of the increase in expenses is attributable to development costs of ONYX-015, including process development, manufacturing and clinical trial costs. $3.7 million of the increase in expenses is related to co-development and clinical trial costs of BAY 43-9006. The increase in clinical development expenses was partially offset by $6.6 million of reductions to earlier-stage research programs.  Although we do not have continuing revenue from research and development collaborations, we plan to manage our future expenses in order to control operating losses.

General and Administrative Expenses

General and administrative expenses decreased 12 percent to $1.4 million for the three months ended September 30, 2002 and decreased 16 percent to $4.3 million for the nine months ended September 30, 2002 as compared with $1.6 million and $5.2 million for the same periods in 2001. The decreases for both the three-month and nine-month periods were attributable to headcount reductions that impacted the administrative functions at the end of 2001.  We anticipate that general and administrative expenses will remain stable or modestly increase in future periods.

Interest and Other Income, net

We had net interest income of $0.3 million for the three months ended September 30, 2002 and $0.9 million for the nine months ended September 30, 2002 as compared with $0.7 million and $2.7 million for the same periods in 2001. The decrease in net interest income was principally due to a decrease in the average cash and investment balances. We licensed to Rigel Pharmaceuticals, Inc. assets from our small molecules discovery program for $175 thousand in January 2002 and $60 thousand in August 2002, both of which were recorded as other income.

Liquidity and Capital Resources

Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities and revenues from collaborative research and development agreements to fund our operations.

At September 30, 2002, we had cash, cash equivalents and marketable securities of $50.4 million compared with $58.5 million at December 31, 2001. The decrease in cash and marketable securities of $8.1 million at September 30, 2002, compared with December 31, 2001, is primarily due to cash used in operations of $31.6 million and capital expenditures of $0.6 million, which was partially offset by the equity placement of approximately $19.1 million in May 2002 and the $5 million milestone-based loan payment from Bayer in August 2002. Bayer loaned us $5.0 million under our collaboration agreement for the initiation of Phase II clinical trials for BAY 43-9006 based on our continued co-funding of development costs.  Pursuant to our collaboration agreement, this amount is repayable to Bayer from our share of profits and royalties, if any.

Total capital expenditures for equipment and leasehold improvements for the nine-month period ended September 30, 2002, were $0.6 million.  We currently expect to make expenditures for capital equipment and leasehold improvements between $0.3 million and $0.6 million for the remainder of 2002.

We believe that our existing capital resources and interest thereon, cost savings from the reduction in force announced in October 2001, the equity placement of approximately $19.1 million in May 2002 and the $5 million Bayer loan received in August 2002 will be sufficient to fund our current and planned operations through at least September 2003.

Changes in our research and development plans or other changes affecting our operating expenses may result in the expenditure of these resources before September 2003, and in any event, we will need to raise substantial additional capital to fund our operations in future periods.  We intend to seek this additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources.  Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result.  If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

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

We are currently conducting our initial Phase II clinical trial of BAY 43-9006, and we plan to initiate additional trials later this year.  We may not demonstrate the desired effectiveness of BAY 43-9006 in clinical trials.  In addition, we may observe previously unforeseen side effects.  If efficacy of BAY 43-9006 is not demonstrated, or if previously unforeseen side effects are observed, we may not proceed with further clinical trials of BAY 43-9006. If we do not proceed with additional clinical trials of BAY 43-9006, we cannot seek regulatory approval of BAY 43-9006 with the FDA, which will seriously harm our business.

In our clinical trials, we treat patients who have failed conventional treatments and who are in advanced stages of cancer.  During the course of treatment, these patients may die or suffer adverse medical effects for reasons that may be unrelated to BAY 43-9006.  These adverse effects may impact the interpretation of clinical trial results.

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved.  We are dependent on Bayer’s experience in filing and pursuing applications necessary to gain regulatory approvals, and we and Bayer are at a very early stage in this process with BAY 43-9006.  We and Bayer could not market BAY 43-9006 unless we receive regulatory approval.

If we are not able to demonstrate the effectiveness of ONYX-015 in our clinical trials or if our clinical trials are delayed, we may be unable to commercialize ONYX-015.

In June 2000, we initiated a 360-patient, multicenter Phase III clinical trial of ONYX-015 administered by direct injection into tumors, or intratumoral injection, in patients with head and neck cancer that has progressed following initial treatment with surgery and/or radiation, or recurrent disease. Enrollment to this trial has proceeded very slowly.  In the first quarter of 2002, we decided to modify our development plan for ONYX-015 in head and neck cancer prior to advancing ONYX-015 in the FDA registration process and, therefore, we are not actively recruiting patients until these development modifications are complete.  If we do not successfully modify this development plan, we may re-evaluate the continuation of the ONYX-015 program in head and neck cancer.

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

The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved.  We have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals.  We are currently under discussions with the FDA on the design of our clinical trials to determine whether they meet the needs of the FDA for registration.  The FDA may not accept our Phase III clinical trial and our Phase II/III clinical trial in refractory head and neck cancer as registration trials.  In addition, the FDA may not accept the results of our clinical trials or accept as sufficient for market approval other elements of the application that we may file for ONYX-015.  The FDA may require changes in our current trials or may require additional clinical trials, which may be extensive, expensive and time-consuming.  We cannot market ONYX-015 unless we receive regulatory approval.

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

The most advanced trials of ONYX-015 are for the treatment of head and neck cancer using intratumoral injection.  Even if we are successful in developing ONYX-015 for this type of cancer, we may not demonstrate that ONYX-015 is effective in the treatment of a broader array of cancer types.  We conducted a Phase I/II clinical trial for treatment of liver metastases of colorectal cancer with ONYX-015 administered through intrahepatic artery infusion.  This indication could be an additional path to registration.  This clinical trial was based on a small number of patients, and we may not reproduce the results from this clinical trial in future clinical trials with additional patients. If we are not successful in establishing the effectiveness of ONYX-015 in a broad range of cancer types that are treated via direct injections to the tumors and other local and regional routes of administration or demonstrate effectiveness in metastatic cancers treated via intravenous administration, ONYX-015 may not be approvable or have a broad commercial use.

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

We currently rely on a single source for the manufacture of ONYX-015, and if this source is unable or unwilling to deliver the required quantities, we may not be able to find replacement manufacturers, which could result in a delay in clinical trials or in regulatory approval.

We are aware of only a limited number of manufacturers who we believe would have the ability and capacity to manufacture ONYX-015 or any other therapeutic viruses we may develop.  We currently rely on XOMA as the sole source for the manufacture of ONYX-015.  In our manufacturing collaboration with XOMA, we made modifications to the process to increase the scale of the manufacturing process and to minimize batch failures.  Failure to receive sufficient supply of ONYX-015 from XOMA could delay our clinical trials and our applications for regulatory approval with the FDA.  If XOMA fails to supply us with sufficient materials, we may be forced to incur additional expenses to pay for the manufacture of materials using a replacement contract manufacturer, if we can find a replacement manufacturer, or to develop our own manufacturing capabilities, which may not occur within a reasonable amount of time or at commercially reasonable rates.

No one has manufactured replicating human viruses at a large commercial scale; if we are unable to develop an effective process to manufacture ONYX-015 on a large scale, our clinical trials and regulatory approval would be delayed.

No one has produced replicating human viruses using a commercial-scale manufacturing process.  Molecular Medicine, our previous manufacturer of ONYX-015, experienced production problems using a small-scale process to supply our clinical trials.  We are making changes to the process and operations using a larger-scale process at XOMA.  However, we may need to make additional process changes and operational changes to make the manufacturing process more reliable and to make the process easier for us to develop into a larger, commercial-scale manufacturing process.  If we are unable to improve the large-scale manufacturing process, we may not increase the number of clinical trials for ONYX-015 and the number of sites enrolling patients.  If we are unable to expand the number of clinical trials, clinical sites enrolling patients and patients receiving ONYX-015, the results from our clinical trials will be delayed.  We will not receive regulatory approval without the results from these trials.

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

We will need to demonstrate to the FDA that the product manufactured at the commercial scale at XOMA is comparable to the product manufactured at the intermediate scale.  Filing of our applications for regulatory approval may be delayed if we:

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

Our strategy for developing, manufacturing and commercializing our products and obtaining regulatory approval depends in large part upon entering into and maintaining collaboration agreements with pharmaceutical companies or other collaborators.  We have been engaged in a number of collaboration agreements with different parties.  Currently, we and Bayer are party to a research, development and marketing agreement.  If we  are unable to maintain our collaborative relationship with Bayer and fail to establish new collaborative relationships, we would need to undertake these research, development, manufacturing and marketing activities at our own expense, which would significantly increase our capital requirements and limit the programs we are able to pursue.  Further, we would incur significant delays with the development, manufacture or sale of our products.

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

We do not have a collaboration partner for the development and commercialization of ONYX-015.

In September 2002, we and Warner-Lambert terminated our collaboration agreement for the development and commercialization of ONYX-015, and we regained full rights to both ONYX-015 and an Armed Therapeutic VirusTM.  Unless we find a new partner, we must fund all costs associated with the development and commercialization of ONYX-015.  The costs of developing and commercializing ONYX-015 will be significant, and we cannot fund the ONYX-015 program on our own.  We may not find a suitable collaboration partner on acceptable terms, if at all.  If we are unable to re-partner ONYX-015, we would have to significantly curtail or discontinue the ONYX-015 project.  As a result, we may be unable to commercialize this product and may never realize revenue from it.

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

We intend to enter into agreements with third parties to market and sell most of our products if we receive regulatory approval for a product.  We may not be able to enter into marketing and sales agreements with others on acceptable terms, if at all.  To the extent that we enter into marketing and sales agreements with other companies, our revenues, if any, will depend on the efforts of others.  We also have the right under our collaboration agreement with Bayer to co-promote BAY 43-9006 in the United States in conjunction with Bayer.  If we are unable to enter into third-party agreements or if we are exercising our rights to co-promote a product, then we will be required to develop marketing and sales capabilities.  We may not successfully establish marketing and sales capabilities or have sufficient resources to do so.  If we do not develop marketing and sales capabilities, we may not meet our co-promotion obligations under our collaboration agreements, which could result in our losing these co-promotion rights.

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

As of September 30, 2002, we had an accumulated deficit of approximately $145.6 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs.  We derived no significant revenues from product sales or royalties.  We expect to incur significant and increasing operating losses over the next several years as we expand our research and development efforts, pre-clinical testing and clinical trial and manufacturing activities, including the 2001 manufacturing contract with XOMA, as amended. We expect our operating losses to increase with the termination of the collaboration agreement with Warner-Lambert for the development of ONYX-015 and co-funding of ongoing BAY 43-9006 clinical trial costs under our collaboration agreement with Bayer.  We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the establishment or termination of collaborations, the timing and amount of collaboration payments under the terms of our collaboration agreements, or the initiation, success or failure of clinical trials.

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

We will require substantial additional funds to conduct the costly and time-consuming research, pre-clinical testing and clinical trials necessary to develop our technology and proposed products, and to establish or maintain relationships with collaborative parties.  Our future capital requirements will depend upon a number of factors, including:

•                  continued scientific progress in the research and development of our technology programs;

•                  the size and complexity of these programs;

•                  our ability to establish and maintain collaboration agreements;

•                  our ability to manufacture sufficient drug supply to complete clinical trials;

•                  progress with pre-clinical testing and clinical trials;

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

Many of our competitors, either alone or together with collaborators, have substantially greater financial resources and larger research and development staffs than we do.  In addition, many of these competitors, either alone or together with their collaborators, have significantly greater experience than we do in:

•                  developing products;

•                  undertaking pre-clinical testing and human clinical trials;

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

Based on our discussions with the FDA and the status of the development of the large-scale manufacturing process, we decided in the first quarter of 2002 to modify our ONYX-015 development plan.  As a result of our decision, we will incur delay in the development and commercialization of ONYX-015.  The extent of the delay will be dependent on our ongoing discussions with the FDA to gain concurrence on the registration path in head and neck cancer or metastatic colorectal cancer, and the time it will take to ensure that all clinical trial design and protocols fully satisfy those requirements for registration.

If testing of a particular product does not yield successful results, then we will be unable to commercialize that product.

If pre-clinical or clinical testing of one or more of our products does not yield successful results, the product will fail.  To achieve the results we need, we must demonstrate our products’ safety and effectiveness in humans through extensive pre-clinical and clinical testing.  Numerous unforeseen events may arise during, or as a result of, the testing process, including the following:

•                  safety and effectiveness results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials;

•                  the results of pre-clinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio. By policy, we place our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances.  We classify our cash equivalents or marketable securities as fixed rate if the rate of return on an instrument remains fixed over its term. As of September 30, 2002, all of our cash equivalents and marketable securities are classified as fixed rate.  There were no significant changes in our market risk exposures during the nine months ended September 30, 2002.  For further discussion of our market risk exposures, refer to Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.  Controls and Procedures

(a)     Evaluation of disclosure controls and procedures: Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report.  Based on their evaluation, our principal executive officer and principal accounting officer concluded that Onyx’s disclosure controls and procedures are effective.

(b)     Changes in internal controls: There have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a)              Exhibits

10.40*	Second Amendment to the Collaboration Agreement between Onyx Pharmaceuticals, Inc. and Warner-Lambert Company dated September 16, 2002.

99.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

* Confidential treatment has been requested for portions of this document.

b)             Reports on Form 8-K

No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.

Date: November 14, 2002	By:	/s/ Hollings C. Renton
Hollings C. Renton
Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)

Date: November 14, 2002	By:	/s/ Marilyn E. Wortzman
Marilyn E. Wortzman
Controller (Principal Accounting Officer)

CERTIFICATION

I, Hollings C. Renton, Chairman of the Board, President and Chief Executive Officer of Onyx Pharmaceuticals, Inc. (the “Company”), certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Onyx Pharmaceuticals, Inc;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ Hollings C. Renton
Hollings C. Renton
Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)

EXHIBIT INDEX

10.40*	Second Amendment to the Collaboration Agreement between Onyx Pharmaceuticals, Inc. and Warner-Lambert Company dated September 16, 2002.

99.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

* Confidential treatment has been requested for portions of this document.