Form 10-K
period 2002-12-31
ONYX PHARMACEUTICALS INC
filed 2003-03-25
CIK 1012140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 0-28298

Onyx Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3154463
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3031 Research Drive

Richmond, California 94806
(510) 222-9700
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock $0.001 par value	Nasdaq National Market

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑     No ☐

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the last trade price of the common stock reported on the Nasdaq National Market on June 30, 2002 was approximately $109,738,000.

      The number of shares of common stock outstanding as of March 17, 2003 was 23,729,675.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Onyx’s Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2003 Annual Meeting are incorporated herein by reference into Part III of this report.

      Certain Exhibits filed with Onyx’s Registration Statement on Form SB-2 (Registration No. 333-3176-LA), as amended, Onyx’s Registration Statement on Form S-3 (Registration No. 333-89850), Onyx’s Annual Report on Form 10-K (Commission File No. 0-28298) for the years ended December 31, 1996, December 31, 1997, December 31, 1999 and December 31, 2001, Onyx’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 1996, March 31, 1997, September 30, 1997, March 31, 1999, September 30, 1999, June 30, 2000, September 30, 2000, March 31, 2001, September 30, 2001, June 30, 2002 and September 30, 2002, Onyx’s Current Report on Form 8-K filed on January 26, 1998, Onyx’s Current Report on Form 8-K filed on March 1, 2000 and Onyx’s Current Report on Form 8-K filed on February 23, 2001, are incorporated by reference into Part IV of this Report.

PART I

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, or achievements to differ significantly and materially from that expressed or implied by such forward-looking statements. These factors include, among others, those listed under “Additional Business Risks” and elsewhere in this Annual Report.

      In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology.

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

Item 1.     Business

Overview

      We are developing innovative cancer treatment products utilizing two technology platforms: 1) small molecules that inhibit the proteins involved in excess growth signaling, and 2) therapeutic viruses that selectively replicate in cells with cancer-causing genetic mutations. We are developing a novel small molecule compound, BAY 43-9006, in collaboration with Bayer Pharmaceuticals Corporation. Utilizing our proprietary virus technology, we are developing ONYX-411, a second-generation product that targets cancers with abnormal function of the retinoblastoma, RB, tumor-suppressor gene, and Armed Therapeutic VirusTM products.

      Together with Bayer, we are conducting multiple clinical trials of BAY 43-9006, an orally available agent designed to block the inappropriate growth signals in tumor cells by inhibiting Raf kinase, an enzyme activated by Ras to induce cancer cell growth. The Ras pathway is an important cascade of chemical signals that control cell division, and abnormal activation of this pathway is believed to play an integral role in the genesis of many cancers. Phase II clinical trials of BAY 43-9006 are underway for the treatment of hepatocellular, or liver, melanoma, renal and other cancers. These trials were initiated in August 2002 based on preliminary Phase I data showing safety as well as early evidence of antitumor activity. In addition, there are eight ongoing Phase Ib clinical trials focused on studying the agent in combination with a range of standard chemotherapeutics. We are also conducting a Phase I clinical trial in Canada in patients with acute myelogenous leukemia, or AML, and myelodysplastic syndrome, or MDS. We plan to initiate the first Phase III clinical trial of BAY 43-9006 by the end of 2003. Also in our small molecule program, Warner-Lambert Company, a subsidiary of Pfizer, Inc, continues a project from our previous cell cycle discovery research program, for a cell cycle inhibitor targeting a cyclin-dependent kinase expected to enter Phase I clinical trials in late 2003 or early 2004.

      We are developing human viruses that target tumor cells with specific genetic mutations. ONYX-411 is a human virus genetically engineered to selectively replicate in and kill cancer cells based on mutations or loss of function of the retinoblastoma, or RB, tumor suppressor gene. We have shown that ONYX-411 has anticancer activity in animal models. Other preclinical studies have demonstrated its activity following systemic, or intravenous, administration. In our Armed Therapeutic VirusTM program, we have modified ONYX-411 to express a gene that makes the prodrug-converting enzyme, Cytosine Deaminase, or CD, and have shown in preclinical testing virus replication and CD expression selectively in the tumor, and very little in normal tissues. We intend to advance ONYX-411 toward clinical trials with the goal of filing an investigational new drug, or IND, application with the U.S. Food and Drug Administration, or FDA, in 2004. We are currently seeking a corporate collaborator to support the further development of products in our therapeutic virus program.

In January 2003, we suspended clinical development of ONYX-015, a human virus that targets tumor cells functionally defective in p53, pending the outcome of ongoing collaboration discussions.

Our Product Candidates

      We are developing or co-developing the product candidates listed below:

Product/Program	Technology	Indication	Status

BAY 43-9006	Small Molecule Inhibitor of Raf Kinase	Single-agent trials for Hepatocellular, Melanoma, Renal and other cancers	Phase II
		Eight combination trials with standard chemotherapy	Phase Ib
		Single-agent trial in Acute Myelogenous Leukemia, Myelodysplastic Syndrome	Phase I
Cell Cycle Kinases	Small Molecule Inhibitor/ Cyclin- Dependent Kinase	Multiple Tumor Types	Preclinical
ONYX-411	RB-Selective Replicating Virus	Multiple Tumor Types	Preclinical
Armed Therapeutic VirusTM Products	RB-Selective Replicating Viruses Armed with Anticancer Genes	Multiple Tumor Types	Preclinical

     BAY 43-9006

      The Ras gene and its related biochemical pathway, the Ras signaling pathway, play a key role in cell proliferation. In normal cell proliferation, when the Ras signaling pathway is activated, or “on,” it sends a signal telling the cell to grow and divide. When a gene in the Ras signaling pathway is mutated, the signal may not turn “off” as it should, causing the cell to continuously reproduce itself. Raf kinase is an enzyme in the pathway that Ras activates to signal cell growth. Other kinases in this part of the growth-signaling pathway include MEK and ERK. The Ras signaling pathway gets triggered by activation of growth factor receptors as well as through mutational activation of the Ras gene. We believe that the Ras signaling pathway plays an integral role in growth of some tumor types, and that inhibiting this pathway could have an effect on tumor growth. Mutations in a Ras gene occur in approximately 30 percent of all human cancers, including 90 percent of pancreatic cancer, 50 percent of colon cancer and 30 percent of non-small cell lung cancer. One form of Raf, BRAF, is activated by mutations in two-thirds of melanomas and smaller percentages of several other cancers. BAY 43-9006 is an orally active agent designed to block inappropriate growth signaling in cancer by inhibiting Raf kinase.

      Phase I Clinical Trials. To date, we have reported on 160 patients with advanced cancers treated in Phase I clinical trials conducted in Germany, Belgium, Canada and the United States. We presented the data from these trials at several scientific meetings during 2002, including the annual meeting of the American Society of Clinical Oncology, or ASCO, and the 2002 meeting of the European Organisation for Research and Treatment of Cancer-National Cancer Institute-American Association for Cancer Research, or EORTC-NCI-AACR. The objective of the Phase I studies was to test the safety, pharmacokinetics and pharmacodynamics of BAY 43-9006 when administered orally at various dosing regimens and schedules. Treated patients had advanced cancers including colorectal, hepatocellular, renal, breast, lung, ovarian and other cancers. Toxicities were generally mild to moderate, and included skin reactions, anorexia, fatigue and diarrhea. Patients enrolled in these trials have achieved serum BAY 43-9006 levels equivalent to the levels at which antitumor activity was seen in preclinical studies. In November 2002, we reported that 27 of 114 patients with advanced malignancies who were treated with higher doses were still on BAY 43-9006 after more than six months with no disease progression or serious treatment-related adverse events. Durable partial responses were observed in both an hepatocellular and a renal cell cancer patient. We plan to present the final analysis of the Phase I trial data in 2003.

      Phase I and Phase II Clinical Trials in AML and MDS. Together with Bayer, we continued a Phase I clinical trial in AML and MDS patients. The first phase of the study is a dose-escalation study to be followed by an expansion Phase II study.

      Phase Ib and Phase II Clinical Trials in Multiple Tumor Types. Together with Bayer, we are conducting multiple Phase Ib clinical trials focused on studying BAY 43-9006 in combination with a range of standard chemotherapeutics. We plan to present initial results from the first of these trials in 2003.

      Phase II Clinical Trials in Hepatocellular, Melanoma, Renal and Other Cancers. BAY 43-9006 entered single-agent Phase II clinical trials in August 2002 for the treatment of hepatocellular, melanoma, renal and other cancers. Data from these trials will be presented at upcoming scientific meetings and will be used by Onyx and Bayer to advance BAY 43-9006 toward its first Phase III clinical trial planned later this year.

     Cell Cycle Program

      In collaboration with Warner-Lambert, we identified a number of lead compounds that modulate the activity of key enzymes that regulate the process whereby a single cell replicates itself and divides into two identical new cells, a process known as the cell cycle. Mutations in genes that regulate the cell cycle are present in a majority of human cancers. Our small molecule discovery collaboration with Warner-Lambert ended in August 2001. However, Pfizer, the parent corporation of Warner-Lambert, is currently advancing a lead candidate from that collaboration — a small molecule cell cycle inhibitor targeting a cyclin-dependent kinase — and preparing to file an IND in late 2003 or early 2004.

     ONYX-411

      We believe that the RB pathway functions abnormally in most cancers. We have engineered human viruses to selectively replicate in and kill cancer cells based on defects in the function of the RB tumor suppressor gene in these cells. When Onyx’s engineered viruses infect these cancer cells, the virus growth cycle proceeds, and the cancer cells are killed. New viruses are then released and infect neighboring cancer cells, killing those cells and perpetuating the selective-cancer killing cycle. This process continues, amplifying the therapeutic effect.

      Our RB-selective virus, ONYX-411, is dependent on the functional status of the RB pathway. Preclinical data for ONYX-411 demonstrate tumor-killing activity in human cancers growing in mice, as well as enhanced safety compared to wild-type adenoviruses. Recently, ONYX-411 has demonstrated antitumor activity in animal models, in vivo, when administered systemically. In addition, its high degree of selectivity for tumor versus normal tissues makes ONYX-411 a promising delivery vehicle for expressing therapeutic genes specifically at the tumor site. Based on these preclinical data, we are advancing ONYX-411 toward clinical trials with the goal of filing an IND application in 2004.

     Armed Therapeutic Virus™ Products

      We are also developing therapeutic viruses with an inserted gene that contributes a cancer-fighting activity to that of the virus. These Armed Therapeutic VirusTM product candidates are designed to selectively produce and amplify the concentration of anticancer agents within the tumor. Two different types of cancer-killing genes — those that code for prodrug-converting enzymes and those that code for immune-stimulating cytokines — are being studied. A number of anticancer chemotherapeutic agents are inactive forms of drugs, or prodrugs, that are converted to their active forms by specific chemical modifications. Specific enzymes, or prodrug-converting enzymes, are known to carry out this conversion. We developed a system to arm our therapeutic viruses such as ONYX-411 with genes that produce prodrug-converting enzymes. Using this strategy, we arm the virus with a single gene that produces an enzyme that converts an inactive prodrug into a toxic anticancer chemotherapeutic drug. As the virus replicates in the tumor mass, the enzyme is produced locally, and when the inactive prodrug is administered to the patient, it is activated preferentially at the tumor site. We believe that arming our viruses should enable the concentrated delivery of the anticancer chemotherapeutic drug to the tumor, thereby enhancing the therapeutic effect.

      We have constructed an ONYX-411 derivative armed with the prodrug-converting enzyme CD. Preclinical studies, reported in December 2002 at the annual International Conference on Gene Therapy of Cancer, demonstrated the ability of ONYX-411 to specifically deliver anticancer gene products to tumors following systemic administration. In these experiments, the modified ONYX-411 virus, when intravenously administered, resulted in virus replication and CD expression selectively in tumors, but not in normal tissues. We are also conducting research and development of particular genes that encode cytokines that activate an immune response in the tumor. This immune response may result either from the protein expressed by the gene itself, or from activation of a gene in the infected tumor cell’s genome. We are currently collaborating with Sangamo BioSciences, Inc. to develop novel cancer therapies using our therapeutic virus technology and Sangamo’s zinc finger DNA-binding transcription factor, or ZFP TF, technology. This effort is focused on developing a therapeutic virus armed with a ZFP TF that will enable the virus to induce expression of granulocyte macrophage colony-stimulating factor, or GM-CSF. The program’s goal is to induce a systemic antitumor immune response that will enhance the tumor-killing power of the virus.

     Inflammation Program

      In collaboration with Warner-Lambert, we identified a small molecule lead compound that inhibits an enzyme associated with inflammatory diseases. This collaboration ended in August 2001, and no further work is being done.

Status of ONYX-015

      ONYX-015 is a human virus that is genetically engineered to replicate only in cancer cells with abnormalities in p53 tumor suppressor gene function. In January 2003, we suspended clinical development of ONYX-015, pending the outcome of ongoing collaboration discussions. This decision was part of a business realignment that placed an increased priority on the development of BAY 43-9006. As a result, we halted Phase II and Phase III clinical studies of ONYX-015 for head and neck cancer, canceled plans to initiate a Phase II trial in metastatic colorectal cancer, put all manufacturing activity on hold, and reduced staff by approximately 25 percent. These steps were taken to reduce our ongoing burn rate and enhance our ability to meet our commitment to co-fund and co-develop BAY 43-9006 with Bayer.

     Status of Collaboration

      In September 2002, we cleared the way to seek a new collaborator for our therapeutic virus program when we reacquired all rights to ONYX-015 and an Armed Therapeutic VirusTM product from Warner-Lambert. Our collaboration with Warner-Lambert began in September 1999 and was amended in August 2001. Although Warner-Lambert reserved certain rights to ONYX-015 intravenous administration at the time of the August 2001 amendment, Onyx had assumed all financial and development responsibility for the product. Therefore, our reacquisition of the remaining rights did not significantly affect our development expenses, nor did it include any future financial obligations to Warner-Lambert.

     Manufacturing Update

      In January 2001, we entered into a process development and manufacturing agreement for ONYX-015 with XOMA (US) LLC. The agreement called for XOMA to develop a large-scale production process for ONYX-015, produce clinical supplies, prepare the manufacturing facility for FDA review, and provide commercial supplies to us. Together with XOMA, we were able to scale up the manufacturing process 10-fold by late 2002. We met another key milestone in October 2002, when the FDA approved our amendment to the

Chemistry, Manufacturing and Controls, or CMC, section of our IND application for ONYX-015, allowing us to use product manufactured at XOMA at a larger scale. With the suspension of ONYX-015 development in January 2003, we put all further scale-up activities on hold and are paying XOMA a facility fee to reserve manufacturing space and capabilities, pending the outcome of our current collaboration discussions.

     Status of Clinical Trials

      As of January 2003, clinical trials for ONYX-015 were halted, including all trials of ONYX-015 in head and neck cancer. In addition, we canceled plans to begin a Phase II trial in metastatic colorectal cancer. Currently, we have one ongoing clinical trial, which is focused on evaluating ONYX-015 in combination with RituxanTM. This study aims to determine whether Rituxan can inhibit the production of circulating antibodies that would neutralize the therapeutic virus, thus facilitating the systemic administration of adenoviruses in general. The results of this trial could prove useful to the development of Onyx’s entire portfolio of therapeutic viruses.

      Prior to our suspension of the program, more than 300 patients had received ONYX-015 in clinical trials for a variety of cancers. In earlier Phase II studies in head and neck cancer patients, ONYX-015 combined with chemotherapy produced what we believe are encouraging results. Early anecdotal signs of activity were also demonstrated in a Phase I/ II study of ONYX-015 plus chemotherapy in which ONYX-015 was administered through an artery leading to the liver in patients with liver metastases of colorectal cancer. Some patients receiving the highest dose experienced extended survival time compared with patients receiving lower doses, and signs of tumor shrinkage were seen in a few patients who had failed several regimens of chemotherapy. In addition, results from a Phase I/ II trial showed that some patients with oral leukoplakia, a premalignant growth in the oral cavity, had improvement in their lesions when ONYX-015 was administered as a mouthwash.

Business Strategy

      Our objective is to be a leading developer of novel cancer therapies by developing compounds that attack cancer at the molecular level. We intend to develop and commercialize a broad portfolio of products, including small molecule drugs resulting from our long-standing research and development collaborations with Bayer and Warner-Lambert, and products based on our selectively replicating virus technology.

      Elements of our strategy are to:

•	Develop and obtain regulatory and marketing approvals for BAY 43-9006 in various cancer indications. Together with Bayer, we are committed to developing this novel small molecule drug in multiple tumor indications. We and Bayer are conducting single-agent Phase II clinical trials and intend to initiate the first Phase III clinical trial in 2003. In addition, we have multiple Phase Ib clinical trials in various cancer indications using BAY 43-9006 in combination with widely used chemotherapeutic agents.

•	Develop ONYX-411 for the treatment of multiple tumor types. We are currently focused on completing preclinical testing of ONYX-411. We are advancing ONYX-411 toward clinical trials, with the goal of filing an IND in 2004.

•	Identify and develop Armed Therapeutic Virus™ products. We are developing Armed Therapeutic Virus products that incorporate prodrug-converting enzymes to selectively activate chemotherapeutic drugs at the tumor site and Armed Therapeutic Viruses incorporating cytokines.

•	Establish strategic product collaboration(s) for our therapeutic virus products. We believe that our therapeutic virus platform offers an opportunity to generate multiple development product candidates. We intend to establish strategic relationship(s) to reduce our ongoing burn rate and to ensure that product opportunities are fully maximized.

•	Retain substantial co-promotion rights to our products. We intend to build sales and marketing capabilities to promote our products in the United States. Our collaboration with Bayer offers us co-

development, co-promotion and profit-sharing rights in the United States for BAY 43-9006. In new collaborations for the therapeutic virus products, we seek to retain co-promotion rights in the United States.

Collaborations

     Bayer

      Effective February 1994, we established a research and development collaboration agreement with Bayer to discover, develop and market compounds that inhibit the function, or modulate the activity, of the Ras signaling pathway or that appropriately modulate the activity of this pathway to treat cancer and other diseases. Bayer and we concluded collaborative research under this agreement in 1999, and based on this research, a development candidate, BAY 43-9006, was identified. This compound inhibits Ras signaling in cells by inhibiting Raf kinase. In our Raf kinase inhibitor program, Phase II clinical trials are underway in hepatocellular, melanoma, renal and other cancers, along with a Phase I trial in AML and MDS. Together with Bayer, we have also initiated multiple Phase Ib trials in various cancer indications evaluating BAY 43-9006 in combination with chemotherapeutic agents. With Bayer, we plan to begin the first Phase III clinical trial of BAY 43-9006 by the end of 2003. In 2002, we jointly reported on 160 patients treated in Phase I clinical trials in Germany, the United States, Canada and Belgium, and we plan to present the final analysis of the Phase I trial data in 2003.

      Bayer has paid all the costs of research and preclinical development of BAY 43-9006. Under our agreement with Bayer, we are currently co-funding 50 percent of mutually agreed clinical development costs worldwide, excluding Japan. Bayer will fund 100 percent of development costs in Japan and pay us a royalty on sales. If we continue to co-fund and we exercise our right to co-promote in the United States, we would share equally in profits or losses in this territory. If we continue to co-fund but do not co-promote in the United States, Bayer would first receive a portion of the product revenues to repay Bayer for its commercialization infrastructure, before determining our share of profits and losses. In other parts of the world except Japan, Bayer would also receive this preferential distribution.

      In addition, the agreement calls for creditable milestone-based payments, including $5 million received by Onyx in the third quarter of 2002 upon initiation of Phase II clinical studies. Based on our continued co-funding of development costs, Bayer will pay us $15 million upon initiation of Phase III studies, planned by the end of 2003. These amounts will be repayable to Bayer from any of our future profits and royalties. At any time during product development, either company may terminate its participation in development costs, in which case the other party would retain exclusive rights to the product on a royalty-bearing basis. If we do not continue to bear 50 percent of product development costs, Bayer would retain exclusive, worldwide rights to this product candidate and would pay royalties to us on net sales.

      In addition to the development candidate referred to above, Bayer’s chemists have optimized an additional lead compound identified in the course of the collaborative research. This continuing work has resulted in the identification of an inhibitor of Rho kinase. Rho kinase is also believed to be involved in the Ras signaling pathway leading to tumor growth. Bayer has asserted that we have no economic interest in this compound. Onyx believes otherwise. We are currently seeking to resolve the existing disagreement.

     Warner-Lambert: Cell Cycle

      In May 1995, we entered into a research and development collaboration agreement with Warner-Lambert to discover and commercialize small molecule drugs that restore control of or otherwise intervene in the misregulated cell cycle in tumor cells. Under this agreement, we developed screening tests, or assays, for jointly selected targets, and transferred these assays to Warner-Lambert for screening of their compound library to identify active compounds. The discovery research term under the agreement ended in August 2001. Warner-Lambert is responsible for subsequent medicinal chemistry and preclinical investigations on the active compounds. In addition, Warner-Lambert is obligated to conduct and fund all clinical development, make regulatory filings and manufacture for sale the collaboration compounds. We will receive milestone payments on clinical development and registration of any resulting products and would receive royalties on worldwide sales of the products. It is our understanding that Warner-Lambert has identified a small molecule lead compound, an inhibitor of a cyclin-dependent kinase, and is preparing to file an IND in late 2003 or early 2004.

     Warner Lambert: Inflammation

      In July 1997, we entered into a research and development collaboration agreement with Warner-Lambert to discover and commercialize small molecule drugs for the treatment of acute and chronic inflammatory disorders. The obligations of the parties are similar to those agreed to under the cell cycle program. We would receive milestone payments based on the development and registration of any resulting products and would receive royalties on worldwide sales. The discovery research term under the agreement ended in August 2001.

     Warner-Lambert: ONYX-015 and Armed Therapeutic Viruses™

      Effective September 1999, we entered into an agreement with Warner-Lambert for the purpose of developing and commercializing ONYX-015 and two armed therapeutic viruses. In September 2002, we terminated our agreement with Warner-Lambert and regained full rights to ONYX-015 and a CD-armed virus product. We have no further obligations to Warner-Lambert under this agreement, and Warner-Lambert has no further rights.

     Chiron Corporation

      Our business began in April 1992 by means of the transfer from Chiron to us of the drug discovery program being conducted at Chiron by Dr. Frank McCormick, our scientific founder, and his research team. Under an agreement between Chiron and us, Chiron has an option through April 2007 to receive an exclusive or co-exclusive royalty-bearing license to any diagnostic and vaccine product candidates we may develop. If Chiron does not exercise its option rights with respect to a particular product candidate, then prior to the completion of Phase II clinical trials, we may seek a third party licensor of that product, subject to a right of first refusal in favor of Chiron, and after the completion of Phase II clinical trials for product candidates, the related option rights of Chiron expire. Chiron has never exercised any right to receive a product license from us. We executed the agreement with Warner-Lambert concerning ONYX-015 and ONYX-015 armed viruses pursuant to a waiver letter from Chiron. In addition, we recently received a waiver letter from Chiron covering our RB-selective therapeutic viruses, including ONYX-411, and RB-selective Armed Therapeutic VirusTM products. This agreement also includes a mechanism for our making proposals to Chiron for future collaborations. In these proposals, we would disclose to Chiron the material information known to us regarding the program and propose a set of commercial terms. If a proposal is made, and we and Chiron do not reach agreement within 60 days after we make the proposal, then we may, within 120 days thereafter, enter into an agreement with a third party on terms no more favorable, taken as a whole, than the terms that we offered to Chiron.

Marketing and Sales

      We currently have no marketing, sales or distribution capabilities, but we intend to build these capabilities to promote our products in the United States. We have retained co-promotion rights to BAY 43-9006 in the United States. We also expect to exploit relationships with one or more pharmaceutical companies with established marketing, sales and distribution capabilities and direct sales forces to market our products. We may be unable to negotiate co-promotion rights in the United States or may not establish in-house marketing, sales and distribution capabilities or relationships with third parties, and may not be successful in gaining market acceptance for our products.

Manufacturing

      In our collaborations in small molecule drug discovery, Bayer and Warner-Lambert are obligated to manufacture all small molecule drugs for clinical development and commercialization. At this time, we do not have internal manufacturing capabilities to supply small or large-scale clinical trials or commercial quantities of our therapeutic virus products. To manufacture our products for clinical trials or on a commercial scale, if we are required to or choose to do so, we will have to build or gain access to a manufacturing facility, which will require significant funds.

      Under our collaboration agreement with Bayer, they have the manufacturing responsibility to supply BAY 43-9006 for clinical trials and to support commercial requirements. To date, Bayer has manufactured sufficient drug supply to support all clinical trials in progress as well as future clinical trials. We believe that Bayer has the capability to meet all future drug supply needs and meet the FDA and other regulatory agency requirements for commercialization.

      In January 2001, we entered into a process development and manufacturing agreement with XOMA to provide us with clinical and commercial supplies of ONYX-015. The agreement called for XOMA to develop a large-scale production process for ONYX-015, produce clinical supplies, prepare the manufacturing facility for FDA review and provide commercial supplies to us. Together with XOMA, we were able to develop a process for the large-scale production of ONYX-015. In fall 2002, we completed the 10-fold scale up and demonstrated consistency in the larger-scale process. Our CMC amendment was approved by the FDA in October 2002. When we suspended development of ONYX-015 in January 2003, we put all further scale-up and manufacturing activities on hold, and are paying XOMA a facility fee to reserve manufacturing space and capabilities, pending the outcome of our current collaboration discussions. XOMA may terminate the agreement with 48 months’ notice for any reason.

Patents and Proprietary Rights

      We believe that patent and trade secret protection is crucial to our business and that our future will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others, both in the United States and other countries. In October 1997, we were awarded United States Patent No. 5,677,178 for claims covering the use of ONYX-015 for the treatment of functionally p53-deficient cancers. In April 1999, we were awarded European Patent No. 689,447, for claims covering the use of ONYX-015 for the treatment of functionally p53-deficient cancers. We were also awarded United States Patent No. 5,801,029, a broad methods of use patent, for claims covering the use of adenoviral mutants that kill functionally RB-deficient tumor cells and the corresponding European Patent No. 931830. Each of these patents includes claims covering armed viruses with anticancer genes. Further, we have made additional filings worldwide that claim adenoviruses that can be used to kill functionally deficient p53 or RB cancer cells, with or without a prodrug-converting enzyme. We were also awarded United States Patent No. 5,846,945, for claims covering compositions of matter that consist of ONYX-015 and a chemotherapeutic. As of December 31, 2002, we owned or had licensed rights to 47 United States patents and 46 United States patent applications, and generally, foreign counterparts of these filings. We have licensed patents and patent applications covering formulations of viruses, prodrug-converting enzymes and other technology useful in the conduct of our business.

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

      With respect to ONYX-015 and selectively-replicating viruses, we are aware of a patent application filed in the United States, Europe, Japan and Canada by General Hospital Corporation, an affiliate of Massachusetts General Hospital. This patent application is related to research involving a modified herpes simplex virus but it also includes broader claims that, if they were to issue, would cover ONYX-015 and other selectively-replicating viruses. We believe, and have received an opinion from outside counsel to the effect, that such broad claims made in the General Hospital patent application are not patentable. Consistent with this opinion is a review of the European patent status of the General Hospital patent application, which shows that it recently granted, and that the claims are restricted to herpes virus. Similarly, the Japanese patent examiner is requiring that General Hospital limit the claims to herpes viruses. However, General Hospital may receive broad claims in one or more countries, and we may not successfully challenge these claims. We may not obtain a license if this patent were to issue.

      We identified United States Patent No. 5,837,520 that covers methods of purification of viral vectors. Canji, Inc. either owns or has licensed the rights to this patent. We may seek a license under this patent from Canji. However, if a license were not available at commercially reasonable terms, or at all, we believe that we could develop purification methods that are not covered by the patent.

      We identified four European Patent Applications, EPA 415, 731; EPA 657, 539; EPA 657, 540; and EPA 690, 129, that claim enzymes for converting prodrugs to their active forms for treating disease, including cancer, and methods of delivering the enzymes using viruses. Glaxo Wellcome either owns or has licensed the rights to these patent applications. The European Applications were filed in 1989, and as yet, have not been granted. We assume that one or more corresponding United States patent applications have been filed, but none have issued yet. We believe the issuance of any of these patent applications in either Europe or the United States would not prevent us from developing and commercializing ONYX-015. However, these patent applications, should they issue, may restrict our ability to incorporate prodrug-converting enzymes into viruses. Moreover, we may not be successful in challenging these claims, under any of these patents if they were to issue, and we may not obtain a license to the patent.

      Genetic Therapy, Inc. owns or has licensed the rights of United States patent No. 5,998,205. This patent covers adenoviruses that replicate in specific tissue types in which replication is controlled by genetic elements whose expression is unique to those tissues. This patent does not cover ONYX-015, but may cover a subset of our RB-selective viruses whose replication is controlled by a genetic element expressed in nearly all tumor cells regardless of the tissue of origin. If this patent were asserted against us, we may not successfully challenge these claims and we may not obtain a license.

      Introgen Therapeutics, Inc. owns or has licensed the rights of United States Patent No. 6,194,191 and related patent applications, which cover methods for producing and purifying adenoviruses. We may seek a license to this patent. However, if a license were not available at commercially reasonably terms, or at all, we believe that we could develop purification methods that are not covered by the patent.

      Together with our licensors, we also rely on trade secrets to protect our combined technology; especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants and collaborators. These parties may breach these agreements, and we may not have adequate remedies for any breach. Our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that we or our consultants or research collaborators use intellectual property owned by others in their work for us, we may have disputes with them or other third-parties as to the rights in related or resulting know-how and inventions.

Government Regulation

      Regulation by government authorities in the United States and other countries will be a significant factor in the manufacturing and marketing of any products that may be discovered or developed by us, or that may arise out of our research. We must obtain the requisite regulatory approvals by government agencies prior to commercialization of our products. We anticipate that our products will be subject to rigorous preclinical and clinical testing and premarket approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, testing, labeling, storage, record keeping, marketing and promotion of such products.

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

      Preclinical trials involve laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. Preclinical safety trials must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practice. The results of the preclinical trials are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. Submission of an IND may not result in FDA clearance to commence clinical trials, and the FDA’s failure to object to an IND does not guarantee FDA approval of a marketing application.

      Clinical trials involve the administration of the investigational product to humans under the supervision of a qualified principal investigator. In the United States, clinical trials must be conducted in accordance with Good Clinical Practices under protocols submitted to the FDA as part of the IND. In addition, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board, or IRB, and with the patient’s informed consent. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution conducting the clinical trial. The United Kingdom and certain other European and Asian countries have similar regulations.

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

Competition

      We are engaged in a rapidly changing and highly competitive field. Other products and therapies that currently exist or are being developed could compete or be used in combination with the products we are seeking to develop and market. Some of these competitive products are in clinical trials. Competitors that target the same tumor types as our BAY 43-9006 program in clinical development include Pfizer, Astra Zeneca PLC, OSI Pharmaceuticals, Inc., Genentech, Inc., and Abgenix, among others. Pfizer is conducting Phase II clinical trials with a small molecule targeting MEK kinase, an enzyme that is also involved in the Ras signaling pathway. In addition, potential competition may come from agents that target Epidermal Growth Factor, or EGF, receptors and Vascular Endothelial Growth Factor, or VEGF, receptors. These agents include antibodies and small molecules. In particular, OSI Pharmaceuticals and Astra Zeneca are developing small molecule inhibitors of EGF receptor tyrosine kinase. These products, IRESSA™ and Tarceva™ are currently in Phase III clinical trials. IRESSA has been approved for commercial sale in Japan for non-small cell lung cancer. Companies working on developing antibody approaches include ImClone Systems, Inc. and Abgenix with antibodies targeting EGF receptors, and Genentech with an antibody targeting VEGF receptors. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for or be used in combination with BAY 43-9006.

      There are many cancer gene therapy clinical trials, some of which are evaluating agents that may be competitive to our therapeutic viruses. One example is Advexin, or Adeno-p53, from Introgen Therapeutics, Inc. There are also other oncolytic viruses that may be competitive with our therapeutic viruses. One of these is Cell Genesys, Inc.’s oncolytic virus, CG7870, which is in Phase I/ II trials for prostate cancer patients with localized, recurrent disease.

      We compete with our competitors based on a variety of factors, including:

•	product efficacy and safety;

•	the timing and scope of regulatory approvals;

•	availability of supply;

•	marketing and sales capability;

•	reimbursement coverage;

•	price; and

•	patent position.

Employees

      As of December 31, 2002, we had 89 full-time employees of whom 20 hold Ph.D. or M.D. degrees. Of our employees, 64 are in research and development, and 25 are in corporate development, finance and administration. No employee of ours is represented by a labor union, and we consider our employee relations to be good. In January 2003, a staff reduction of approximately 25 percent was implemented as part of a corporate restructuring that involved suspending the development of ONYX-015, pending the outcome of collaboration discussions.

Item 2.     Properties

      We occupy a total of approximately 50,000 square feet of office and laboratory space in our primary facility in Richmond, California. The lease expires in April 2005 with an option to extend the lease for an additional five years.

      We also lease an additional 12,000 square feet of space in a secondary facility in Richmond, California. The lease for approximately 9,000 square feet in this facility expires in September 2010 with renewal options at the end of the lease for two subsequent five-year terms. The lease for 3,000 square feet in this facility expires in October 2003 with renewal options at the end of the lease term for three years and four years. In October 2001, we determined that we no longer required this space as a result of a reduction in force, and we are currently subleasing all of the 12,000 square feet in this facility.

Item 3.     Legal Proceedings

      We are not a party to any material legal proceedings.

Available Information

      We were incorporated in California in February 1992 and re-incorporated in Delaware in May 1996.

      We maintain a site on the worldwide web at www.onyx-pharm.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our SEC filings, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

      In 2003, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. We intend to post the text of our code of ethics on our website at www.onyx-pharm.com in connection with “Investor” materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

ADDITIONAL BUSINESS RISKS

      In addition to the risks discussed in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business is subject to the business risks set forth below.

We intend to proceed to Phase III clinical trials with BAY 43-9006, which will be expensive and may fail to demonstrate the safety and effectiveness of this product candidate; without successful results from a Phase III clinical trial, we will be unable to commercialize BAY 43-9006, which will seriously harm our business.

      In collaboration with Bayer Pharmaceuticals Corporation, we are conducting multiple clinical trials of BAY 43-9006, which is an orally active small molecule Raf kinase inhibitor. We are currently conducting a number of Phase I clinical trials of BAY 43-9006 in combination with standard chemotherapeutic agents. Phase I trials are not designed to test the efficacy of a treatment candidate but rather to test the safety, pharmacokinetics and pharmacodynamics, and to understand the treatment candidate’s side effects at various dosing regimens and schedules.

      With Bayer, we are currently conducting single agent, open label Phase II clinical trials of BAY 43-9006 in liver, melanoma, renal and other cancers. Phase II trials are designed to explore the efficacy of a drug in several different types of cancers. We plan to initiate a Phase III clinical trial later this year. We believe that any clinical trial designed to test the efficacy of BAY 43-9006, whether Phase II or Phase III, will probably involve a large number of patients to achieve statistical significance and will be expensive. Therefore, we are planning to proceed directly to at least one Phase III clinical trial of BAY 43-9006 without randomized Phase II clinical trial data. We may conduct a lengthy and expensive clinical trial of BAY 43-9006 only to learn that this drug candidate is not an effective treatment. Historically, many companies have failed to demonstrate the effectiveness of pharmaceutical products in Phase III clinical trials notwithstanding favorable results in Phase I or Phase II clinical trials. In addition, we may observe previously unforeseen side effects.

      If efficacy of BAY 43-9006 is not demonstrated, or if previously unforeseen and unacceptable side effects are observed, we may not proceed with further clinical trials of BAY 43-9006. If we do not proceed with additional clinical trials of BAY 43-9006, we cannot seek regulatory approval of BAY 43-9006 with the FDA, which will seriously harm our business.

      In our clinical trials, we treat patients who have failed conventional treatments and who are in advanced stages of cancer. During the course of treatment, these patients may die or suffer adverse medical effects for reasons unrelated to BAY 43-9006. These adverse effects may impact the interpretation of clinical trial results.

      The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We will not be able to market BAY 43-9006 unless we receive regulatory approval from the FDA or corresponding foreign regulatory agencies.

We are dependent upon collaborative relationships, in particular our collaborative relationship with Bayer, to develop, manufacture and commercialize our products and to obtain regulatory approval, which could delay the development and commercialization of our products.

      Our strategy for developing, manufacturing and commercializing our products and obtaining regulatory approval depends in large part upon entering into and maintaining collaboration agreements with pharmaceutical companies or other collaborators. In particular, we are dependent on our relationship with Bayer related to the development and marketing of BAY 43-9006. If we are unable to maintain our collaborative relationship with Bayer and fail to establish new collaborative relationships, we would need to undertake these development, manufacturing and marketing activities at our own expense, which would significantly increase our capital requirements and limit the programs we are able to pursue.

      In collaboration with Bayer, we are conducting multiple clinical trials of BAY 43-9006. We and Bayer will review results of the Phase I and the ongoing Phase II clinical trials prior to deciding follow-on Phase II and Phase III trials. We and Bayer must agree on the development plan for BAY 43-9006. If we and Bayer cannot agree, clinical trial progress could be significantly delayed. Bayer has paid all the costs of research and preclinical development of this drug candidate. Under our agreement with Bayer, we have the opportunity to co-fund 50 percent of clinical development costs worldwide except in Japan, where Bayer will fund 100 percent of development costs and pay us a royalty on sales. We are currently co-funding 50 percent of development costs, and depend on Bayer to co-fund the balance of these costs. Bayer manages the development of BAY 43-9006, including the FDA regulatory process and scope, size and schedule of clinical development. We are dependent on Bayer’s experience in filing and pursuing applications necessary to gain regulatory approvals. Bayer has limited experience in developing drugs for the treatment of cancer. If our collaborative relationship with Bayer is terminated, we may not be able to obtain regulatory approval for BAY 43-9006 on our own. We and Bayer will not be able to market BAY 43-9006 unless we receive regulatory approval.

      Our collaboration agreement with Bayer calls for Bayer to advance us creditable milestone-based payments. Based on our continued co-funding of development costs, Bayer will advance us $15 million upon initiation of Phase III clinical trials, planned by the end of 2003. If Bayer elects to delay the initiation of Phase III clinical trials and the size and scope of Phase II clinical trials increase, our receipt of this $15 million advance will be delayed, which could cause us to suffer a funding shortfall and seriously harm our business.

      We are subject to a number of additional risks associated with our dependence upon collaborative relationships, including:

•	the amount and timing of expenditure of resources can vary because of collaborator decisions;

•	disagreements as to development plans, including clinical trials or regulatory approvals, as well as ownership of results;

•	business combinations and changes in a collaborator’s business strategy may adversely affect the party’s willingness or ability to complete its obligations under the collaboration agreement with us;

•	the right of the collaborator to terminate its collaboration agreement with us on limited notice and for reasons outside our control;

•	transfer of significant rights to our collaborative parties if we fail to meet our obligations under these agreements;

•	withdrawal of support by a collaborator following the development or acquisition by the collaborator of competing products; and

•	disagreements with a collaborator regarding the collaboration agreement or ownership of proprietary rights.

      Due to these factors and other possible disagreements with collaborators, we could suffer delays in the research, development or commercialization of our products or we may become involved in litigation or arbitration, which would be time consuming and expensive.

If a collaborator is involved in a business combination, or the collaborator’s business strategy changes, it may adversely affect our collaborative relationship.

      If a collaborator, particularly Bayer, is involved in a business combination, such as a merger, or is otherwise acquired, the newly combined entity may have different priorities for drug development and discovery than did the original collaborator.

      Similarly, a collaborator may change its business strategy even in the absence of a business combination. Any change in a collaborator’s business strategy may adversely affect that party’s willingness or ability to complete its obligations under its collaboration agreement with us, which could cause us to suffer significant delays and funding shortfalls, seriously harming our business.

We do not have a collaborative relationship for development of our viral product candidates, we have suspended development of ONYX-015, including our clinical trials of ONYX-015, and may be unable to commercialize any of our viral product candidates without a new collaborative relationship.

      In September 2002, we and Warner-Lambert Company, a subsidiary of Pfizer, Inc, terminated our collaboration agreement for the development and commercialization of ONYX-015, and we regained all rights to ONYX-015 and an Armed Therapeutic Virus™ product. Since then, we have not found a new collaborative relationship for our viral programs. The costs of developing and commercializing ONYX-015 are significant, and we cannot fund the ONYX-015 program on our own. In January 2003, we announced a restructuring of our operations, halted all clinical studies of ONYX-015 for head and neck cancer, suspended all ONYX-015 manufacturing activity and reduced staff related to the ONYX-015 program. We may not find a suitable collaborator for ONYX-015 on acceptable terms, if at all. If we are unable to enter into a new collaborative agreement for ONYX-015, we will be unable to recommence the ONYX-015 project, will be unable to commercialize this product and will not realize revenue from it.

      We are also seeking collaborators for our other viral product candidates, such as ONYX-411. The costs of conducting even limited Phase I clinical trials of ONYX-411 and other viral product candidates are significant. If we are unable to find a collaborator for these viral product candidates, we will either have to forego their development, or fund their development on our own. Funding even a limited clinical trial of ONYX-411 on our own would pose a substantial drain on our financial resources.

We will need substantial additional funds, and our future access to capital is uncertain.

      We will require substantial additional funds to conduct the costly and time-consuming research, preclinical testing and clinical trials necessary to develop our technology and proposed products, and to establish or maintain relationships with collaborative parties. Our future capital requirements will depend upon a number of factors, including:

•	continued scientific progress in the research and development of our technology programs;

•	the size and complexity of these programs;

•	our ability to establish and maintain collaboration agreements;

•	decisions made by our collaborators to alter the size, scope and schedule of clinical development;

•	our receipt of milestone based payments;

•	our ability to manufacture sufficient drug supply to complete clinical trials;

•	progress with preclinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	competing technological and market developments; and

•	product commercialization activities.

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

      As of December 31, 2002, we had an accumulated deficit of approximately $158.9 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs. We derived no significant revenues from product sales or royalties. We expect to incur significant and increasing operating losses over the next several years as we expand our research and development efforts, preclinical testing and clinical trial and manufacturing activities. We expect our operating losses to increase with our co-funding of ongoing BAY 43-9006 clinical trial costs under our collaboration agreement with Bayer. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the establishment or termination of collaborations, the timing and amount of collaboration payments under the terms of our collaboration agreements, or the initiation, success or failure of clinical trials.

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

      We were established in April 1992 by means of a transfer from Chiron to us of the drug discovery program conducted at Chiron by Dr. Frank McCormick, our scientific founder, and his research team. Under the agreement executed at that time, we granted Chiron preferential rights to receive product licenses in the fields of diagnostics and vaccines, and also established a mechanism for our making proposals to Chiron for future collaborations. Chiron has advised us that it believes this mechanism requires us to offer gene therapy programs to Chiron before licensing any of these programs to a third party. We executed our agreement with Warner-Lambert for the development of ONYX-015 and two other virus products pursuant to a waiver letter from Chiron. In addition, we recently received a waiver letter from Chiron covering our RB-selective therapeutic viruses, including ONYX-411, and RB-selective Armed Therapeutic VirusTM products. If Chiron does not grant us further waivers and asserts rights under the April 1992 agreement, or if disputes arise, we may encounter difficulties or delays in entering into future collaborations for other virus product candidates that have been armed with various genes.

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

      We rely on our collaborative relationships, academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own.

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

We have experienced problems in the past with the manufacture of ONYX-015, and currently have only a single source for its manufacture. This source may in the future be unable or unwilling to deliver the required quantities, and we may not be able to find replacement manufacturers.

      We are aware of only a limited number of manufacturers who we believe would have the ability and capacity to manufacture ONYX-015 or any other therapeutic viruses we may develop at a scale or of a quality commensurate with our clinical development needs. At the time of suspension of our ONYX-015 program, we relied on XOMA (US) LLC as the sole source for the manufacture of ONYX-015. In January 2003, we suspended ONYX-015 manufacturing operations at XOMA. If we resume the development of ONYX-015, we may not be able to resume manufacturing operations at XOMA in a timely or cost effective manner, or at all. Inability to receive sufficient supply of ONYX-015 from XOMA would delay or inhibit any resumption of our ONYX-015 clinical trials.

We do not have marketing or sales experience or capabilities and are dependent on the efforts of others, which could limit our ability to commercialize our products.

      We may enter into agreements with third parties to market and sell most of our products if we receive regulatory approval for a product. We may not be able to enter into marketing and sales agreements with others on acceptable terms, if at all. To the extent that we enter into marketing and sales agreements with other companies, our revenues, if any, will depend on the efforts of others. We also have the right under our collaboration agreement with Bayer to co-promote BAY 43-9006 in the United States in conjunction with Bayer. If we are unable to enter into third-party agreements or if we are exercising our rights to co-promote a product, then we will have to develop marketing and sales capabilities. We may not successfully establish marketing and sales capabilities or have sufficient resources to do so. If we do not develop marketing and sales capabilities, we may not meet our co-promotion obligations under our collaboration agreements, which could result in our losing these co-promotion rights.

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

      In January 2003, we restructured our operations to reflect an increased priority on the development of BAY 43-9006 and suspended the clinical development of ONYX-015. As a result, we reduced our workforce by approximately 25 percent, including 40 percent of our scientific team associated with the ONYX-015 program. If we resume the ONYX-015 program, we may need to re-hire these individuals, or hire individuals with similar skill sets. If we cannot re-hire these individuals or others with similar skill sets in a timely fashion, we may be unable to resume the ONYX-015 program.

      To pursue our other product development plans, we may need to hire additional management personnel and additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing, government regulation and manufacturing. We may not successfully hire or retain qualified personnel.

The efficacy of Raf inhibition in the treatment of human cancer has not been established.

      BAY 43-9006 is designed to act as a Raf inhibitor, blocking inappropriate growth signals in tumor cells by inhibiting Raf kinase, an enzyme that induces cancer cell growth. BAY 43-9006 is the first Raf inhibitor to reach the stage of clinical testing, and there is currently no direct evidence that the inhibition of Raf is an effective treatment for cancer in humans. The anticancer activity of BAY 43-9006 was studied using preclinical models. However, preclinical models to study anticancer activity of compounds are not necessarily predictive of clinical efficacy of these compounds in the treatment of human cancer sufficient to warrant a full commercial development program. BAY 43-9006 has also been tested in Phase I human clinical trials, but the number of patients in these trials was insufficient to draw statistically significant conclusions as to clinical efficacy of the compound. Raf inhibition, the method of action of BAY 43-9006, may ultimately fail as an effective treatment of cancer in humans. If Raf inhibition is not an effective treatment of cancer in humans, BAY 43-9006 will have no commercial value as a drug candidate, which could seriously harm our business.

We do not fully understand the biological characteristics of our therapeutic viruses, and their interactions with other drugs and the human immune and other defense systems, which may cause us to fail to demonstrate the safety and effectiveness of our products in clinical trials.

      Therapeutic viruses are novel, and we are still determining the biological characteristics of these viruses. For example, in our clinical trials of ONYX-015, we achieved the best results when ONYX-015 was used in combination with standard chemotherapy drugs, but we are uncertain as to the reasons for and the nature of the interaction of the virus with these drugs. In addition, we are still investigating the response of the human immune system to our therapeutic viruses, and the immune system may play a role in limiting the tumor-killing effect of our therapeutic viruses. We also do not know the extent to which the human body may clear our therapeutic viruses from circulation in the bloodstream, and thereby limit the tumor-killing activity of our therapeutic viruses. Further, we are uncertain as to whether the killing activity of ONYX-015 is specific to cells having the abnormal function involving the p53 gene. Moreover, we do not understand all of the many factors that contribute to the formation of each individual patient’s cancer. These factors include not only the cancer type, but also the pressures within the tumor and the presence of normal cells and fibrous tissue within the tumor. These factors make each tumor unique. Because of the variety of factors, some cancer patients respond to a particular type of cancer therapy while others do not, even among patients with the same cancer type. The novelty and scientific uncertainties regarding our therapeutic viruses and the uniqueness of human cancers from patient to patient increase the risk that we will not successfully develop our product candidates or prove their safety and effectiveness in clinical trials. Even if we succeed in developing our product candidates, our product candidates may not have a therapeutic effect in a broad patient population.

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

      The success of our viral programs depends in part on public acceptance of the use of viruses as therapeutics or as delivery vehicles for gene therapy for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that these therapies are unsafe, and these therapies may not gain acceptance by the public or the media. As a result of negative public reaction to these therapies, the FDA and the Recombinant DNA Advisory Committee, which acts as an advisory body to the National Institutes of Health, may impose greater regulation, stricter clinical trial oversight and stricter commercial product labeling requirements. Any adverse events in the field of gene therapy that may occur in the future may result in greater governmental regulation of our product candidates and potential regulatory delays relating to the testing or approval of our product candidates.

We face intense competition and rapid technological change, and many of our competitors have substantially greater managerial resources than we have.

      We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market products that will compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive products are in clinical trials. If approved, the products of these and other competitors now in clinical trials will compete directly with BAY 43-9006 and, if its development is resumed, ONYX-015. Other companies are developing drugs targeting cancer cells that may compete with our other product candidates.

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

      We anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding other cancer therapies continue to accelerate. If our products receive regulatory approval but cannot compete effectively in the marketplace, our business will suffer.

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

      We may not have been the first to make the inventions covered by each of our issued or pending patent applications, or we may not have been the first to file patent applications for such inventions. Competitors may have independently developed technologies similar to ours. We may need to license the right to use third-party patents and intellectual property to develop and market our products. We may not acquire required licenses on acceptable terms, if at all. If we do not obtain these required licenses, we may need to design around other parties’ patents, or we may not be able to proceed with the development, manufacture or sale of our products. We may face litigation to defend against claims of infringement, assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ proprietary rights.

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

Our stock price is highly volatile.

      The market price of our common stock has been highly volatile and is likely to continue to be volatile. Factors affecting our stock price include:

•	results of clinical trials from BAY 43-9006;

•	ability to accrue patients into clinical trials;

•	success or failure in obtaining regulatory approval by us or our competitors;

•	public concern as to the safety and efficacy of our products;

•	developments concerning the business of collaborative parties or their transactions with third parties;

•	developments in our relationship with collaborative parties;

•	developments in patent or other proprietary rights;

•	additions or departures of key personnel;

•	announcements by us or our competitors of technological innovations or new commercial therapeutic products;

•	published reports by securities analysts;

•	fluctuations in stock market price and volume, which are particularly common among securities of biotechnology companies;

•	fluctuations in our operating results;

•	statements of governmental officials; and

•	changes in healthcare reimbursement policies.

Existing stockholders have significant influence over us.

      Our executive officers, directors and 5 percent stockholders own, in the aggregate, approximately 39 percent of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

Provisions in Delaware law, our charter and executive change of control agreements we have entered into may prevent or delay a change of control.

      We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in a merger or sale of more than 10 percent of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15 percent or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15 percent or more of the corporation’s stock unless:

•	the board of directors approved the transaction where the stockholder acquired 15 percent or more of the corporation’s stock;

•	after the transaction in which the stockholder acquired 15 percent or more of the corporation’s stock, the stockholder owned at least 85 percent of the corporation’s outstanding voting stock, excluding shares owned by directors, officers and employee stock plans in which employee participants do not have the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

•	on or after this date, the merger or sale is approved by the board of directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

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

      We have entered into change of control severance agreements with each of our executive officers. These agreements provide for the payment of severance benefits and the acceleration of stock option vesting if the executive officer’s employment is terminated within 13 months of a change in control of Onyx. These change of control severance agreements may have the effect of preventing a change of control.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “ONXX.” We commenced trading on the Nasdaq National Market on May 9, 1996. The following table presents the high and low closing sales prices per share of our common stock reported on the Nasdaq National Market.

	Common Stock

	2002		2001

	High	Low	High	Low

First Quarter	$5.23	$3.77	$13.63	$6.75
Second Quarter	8.40	4.70	11.97	5.38
Third Quarter	5.50	3.60	11.51	3.51
Fourth Quarter	7.19	3.59	5.99	3.50

      On March 17, 2003, the last reported sales price of our common stock on the Nasdaq National Market was $7.98 per share.

Holders

      There were approximately 393 stockholders of our common stock as of March 17, 2003.

Dividends

      Onyx has not paid cash dividends on its common stock and does not plan to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued Upon	Weighted-average	Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation
	Outstanding	Outstanding	Plans (excluding
	Options, Warrants	Options, Warrants	securities reflected in
Plan Category(1)	and Rights	and Rights	column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,749,951	$7.57	609,257

(1)	We have no equity compensation plans not approved by security holders.

Item 6.	Selected Financial Data

Onyx Pharmaceuticals, Inc.

      This section presents our selected historical financial data. You should read carefully the financial statements and the notes thereto included in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      The Statement of Operations Data for the years ended December 31, 2002, 2001 and 2000 and the Balance Sheet Data as of December 31, 2002 and 2001 have been derived from our audited financial statements included elsewhere in this report. The Statement of Operations Data for the years ended December 31, 1999 and 1998 and the Balance Sheet Data as of December 31, 2000, 1999 and 1998 have been derived from our audited financial statements that are not included in this report. Historical results are not necessarily indicative of future results. See the Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

	Year Ended December 31,

	2002	2001	2000	1999	1998

		(In thousands, except per share data)
Statement of Operations Data:
Total revenue	$2,715	$15,846	$24,180	$13,324	$11,314
Operating expenses:
Research and development	43,792	39,927	26,879	23,627	25,383
General and administrative	6,004	6,652	7,508	5,341	5,275
Restructuring and other	—	812	—	—	—

Loss from operations	(47,081)	(31,545)	(10,207)	(15,644)	(19,344)
Other income and expense, net	1,294	3,973	2,728	842	1,685

Net loss	$(45,787)	$(27,572)	$(7,479)	$(14,802)	$(17,659)

Basic and diluted net loss per share	$(2.23)	$(1.50)	$(0.50)	$(1.29)	$(1.56)

Shares used in computing basic and diluted net loss per share	20,535	18,385	14,896	11,503	11,289

	December 31,

	2002	2001	2000	1999	1998

		(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$39,833	$58,466	$81,994	$14,463	$32,160
Total assets	46,241	65,782	88,597	21,628	37,207
Working capital	28,727	48,669	74,209	6,773	19,591
Advance from collaboration partner	5,000	—	—	—	—
Long-term debt, noncurrent portion	—	—	—	183	2,382
Accumulated deficit	(158,911)	(113,124)	(85,552)	(78,073)	(63,271)
Total stockholders’ equity	28,784	55,085	76,896	7,662	21,619

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. These statements appearing throughout our 10-K are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those set forth under “Business” and “Additional Business Risks,” as well as those discussed elsewhere in this Annual Report on Form 10-K.

Overview

      We are engaged in the discovery and development of novel cancer therapies, and we have proprietary technologies that target the molecular basis of cancer. We are developing small molecule drugs, including BAY 43-9006 in co-development with Bayer Pharmaceuticals Corporation. BAY 43-9006 is an orally active agent that blocks the inappropriate growth signals in tumor cells by inhibiting Raf kinase, which is an enzyme activated by Ras to induce cancer cell growth. Together with Bayer, we initiated Phase II clinical trials of BAY 43-9006 in the second half of 2002 in patients with hepatocellular, or liver, melanoma, renal and other cancers. In addition, there are eight ongoing Phase Ib clinical trials focused on studying the agent in combination with a range of standard chemotherapeutic agents. We are also conducting a Phase I clinical trial in Canada in patients with acute myelogenous leukemia and myelodysplastic syndrome. We plan to initiate the first Phase III clinical trial of BAY 43-9006 by the end of 2003. Also in our small molecule program, Warner-Lambert Company, a subsidiary of Pfizer, Inc, continues research projects from our previously concluded cell cycle program, including a cell cycle inhibitor targeting a cyclin-dependent kinase that may enter Phase I clinical trials in late 2003 or early 2004.

      Our preclinical portfolio includes proprietary viruses and Armed Therapeutic VirusTM products. We are developing human viruses that target tumor cells with specific genetic mutations. ONYX-411 is a human virus genetically engineered to selectively replicate in and kill cancer cells based on mutations or loss of function of the retinoblastoma, or RB, tumor suppressor gene. We have demonstrated that ONYX-411 has anticancer activity in animal models and have shown in other preclinical studies that ONYX-411 has activity following systemic, or intravenous, administration. We are advancing ONYX-411 toward clinical trials, with the goal of filing an investigational new drug, or IND, application with the U.S. Food and Drug Administration, or FDA, in 2004. We are currently seeking a corporate collaborator to support the further development of ONYX-411 and other products in our therapeutic virus program.

      In September 2002, we terminated our collaboration agreement with Warner-Lambert and regained full rights to develop and commercialize ONYX-015 and an Armed Therapeutic Virus™ product. The collaboration agreement had been amended in August 2001, and at that time we assumed all financial and development responsibility for ONYX-015. ONYX-015 is a human virus that targets tumor cells functionally defective in p53.

      In January 2003, we restructured our operations to reflect an increased priority on the development of BAY 43-9006 and suspended the development of ONYX-015, including clinical trials and manufacturing activities, pending the outcome of ongoing collaboration discussions. We also reduced staff levels by approximately 25 percent. We anticipate that we will recognize approximately $0.4 million of restructuring charges in the first quarter of 2003 primarily related to employee termination costs. We expect that the suspension of the ONYX-015 development program and the reduction in force will reduce our 2003 quarterly expenses, excluding restructuring and related one-time charges, to $9.0 million from $13.4 million in the fourth quarter of 2002.

      In February 2003, we raised gross proceeds of $10.0 million in a private placement of common stock at a price of $4.75 per share. In May 2002, we raised gross proceeds of $20.0 million in a private placement of common stock at a price of $6.75 per share and issued warrants to purchase 743,229 shares of our common stock at $9.59 per share.

      We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, primarily due to expenses associated with the development and commercialization of BAY 43-9006. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 2002, our accumulated deficit was approximately $158.9 million.

      Our business is subject to significant risks, including the risks inherent in our research and development efforts, the results of the BAY 43-9006 clinical trials, our dependence on collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. We do not expect to generate revenues from the sale of proposed products in the foreseeable future. We expect that all of our revenues in the foreseeable future will be generated from collaboration agreements.

Critical Accounting Policies

      We consider accounting policies related to revenue recognition and use of estimates to be critical policies.

      Revenue Recognition: Revenue is recognized when the related costs are incurred and the four following basic criteria of revenue recognition are met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred or services rendered;

•	the fee is fixed or determinable; and

•	collectibility is reasonably assured.

Determination of the criteria regarding the nature of the fee charged for products or services delivered and the collectibility of those fees are based on management’s judgments.

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

      We recognize contract revenue by providing research services on a best efforts basis to certain collaborative partners. We are reimbursed based on the costs associated with the number of full-time equivalent employees working on each specific contract. We recognize revenue under these arrangements as the related research and development costs are incurred, which is generally on a ratable basis over the life of the contract. Deferred revenue may result when we do not incur the required level of effort during a specific period in comparison to funds received under the respective contract.

      Milestone payments under collaboration arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of an earnings process, because we have no future performance obligations related to the payment. Milestone payments are triggered either by the results of our research efforts or by events external to Onyx, such as regulatory approvals, the commencement of clinical trials or selection of candidates for drug development. Amounts received in advance are recorded as deferred revenue until the related milestone is achieved.

      Research and Development Expense: In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 2, “Accounting for Research and Development Costs,” research and development costs are charged to expense when incurred. Research and development consists of costs incurred for independent and collaborative research and development activities. The major components of research and development costs include salaries and employee benefits, clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, supplies and materials, equipment depreciation and allocations of various overhead and occupancy costs. Research and development expenses under the collaborative research and development agreements approximated the revenue recognized under the collaboration agreements, exclusive of milestone payments and up-front license fees received.

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

Results of Operations

     Years Ended December 31, 2002, 2001 and 2000

      Total Revenue. Our total revenue in each of the last three years were derived almost exclusively from collaborative research and development programs with Warner-Lambert, a related party. The approximate revenue from each of our programs, and other sources for each of the past three years were as follows:

	Year Ended December 31,

	2002	2001	2000

	(In millions)
Warner-Lambert:
ONYX-015 and Armed Therapeutic Viruses	$2.7	$12.0	$18.6
Cell Cycle	—	2.2	2.5
Inflammation	—	1.4	2.7
Bayer	—	—	0.1

Total contract revenues	2.7	15.6	23.9
All other sources	—	0.2	0.3

Total revenue	$2.7	$15.8	$24.2

      In 2002, total revenue of $2.7 million reflected research funding for the therapeutic virus collaboration. Total revenue decreased by $13.1 million or 83 percent from 2001 to 2002. This decrease is primarily due to the termination of reimbursement for ONYX-015 development costs from Warner-Lambert as a result of the amended agreement announced in August 2001. Also in August 2001, our small molecule research collaborations concluded with Warner-Lambert, and we did not receive any further funding related to these programs after that date. In addition, based on the termination of the therapeutic virus research collaboration with Warner-Lambert in September 2002, no further funding was received for this program. Total revenue decreased by $8.3 million or 34 percent from 2000 to 2001. As mentioned above, this decrease is primarily due to the fact that we no longer received reimbursement for ONYX-015 development costs from Warner-Lambert after August 2001 and because the cell cycle and inflammation collaborations with Warner-Lambert concluded in August 2001. For fiscal year 2000, revenue also included $3.7 million received from Warner-Lambert upon the completion of a research milestone in the therapeutic virus research program. Currently, we do not expect to receive any contract revenue in 2003.

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

Product/Program	Technology	Indication	Status

BAY 43-9006	Small Molecule Inhibitor of Raf Kinase	Single-agent trials for Hepatocellular, Melanoma, Renal and other cancers	Phase II
		Eight combination trials with standard chemotherapy	Phase Ib
		Single-agent trial in Acute Myelogenous Leukemia, Myelodysplastic Syndrome	Phase I
Cell Cycle Kinases	Small Molecule Inhibitor/ Cyclin- Dependent Kinase	Multiple Tumor Types	Preclinical
ONYX-411	RB-Selective Replicating Virus	Multiple Tumor Types	Preclinical
Armed Therapeutic VirusTM Products	RB-Selective Replicating Viruses Armed with Anticancer Genes	Multiple Tumor Types	Preclinical

      Research and development expenses were $43.8 million in 2002, a net increase of $3.9 million or 10 percent from 2001. $6.2 million of the increased expenses related to the co-development of BAY 43-9006 with Bayer due to multiple ongoing Phase I clinical trials and Phase II clinical trials initiated in the second half of 2002. Phase I clinical trials were initiated in July 2000, and effective with the commencement of clinical trials, we are currently funding 50 percent of BAY 43-9006 clinical development costs. $4.5 million of the increased expenses were attributable to development costs of ONYX-015, including process development and manufacturing expenses incurred under the agreement with XOMA (US) LLC, as well as increased costs for clinical trials for ONYX-015. The increase in expenses for our BAY 43-9006 and ONYX-015 development programs was partially offset by decreased expenses of $6.8 million for earlier-stage therapeutic virus and small molecule research programs, which were terminated in 2001. In December 2001, we restructured our research function and reduced staff levels by approximately 30 percent, which accounted for employee-related expense decreases in 2002. Research and development expenses were $39.9 million in 2001, an increase of $13.0 million or 49 percent from 2000. $9.5 million of the increase in expenses was attributable to development costs for ONYX-015, including process development and manufacturing expenses incurred under the agreement with XOMA. $3.4 million of the increased expenses related to the co-development and clinical trial costs of BAY 43-9006 with Bayer. We expect our research and development expenses in 2003 to decrease from 2002 levels. To meet the growing financial requirements of BAY 43-9006, in January 2003, we suspended the clinical development of ONYX-015, including clinical trials and manufacturing activities, and reduced staff levels by approximately 25 percent pending the outcome of ongoing collaboration discussions.

      Our product development programs may not result in any approved products. Product candidates that appear promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals and may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality. Furthermore, as part of our business strategy, we have entered into collaborative arrangements with third parties to develop and commercialize our product candidates, and it is uncertain which of our product candidates would be subject to future collaborative arrangements. Development activities are either controlled by or must be agreed to with collaborative parties. As a result, the impact on costs and timelines are uncertain. The risks and uncertainties associated with our research and development projects are discussed more fully in the section of this report titled “Additional Business Risks.” Because of these risks and uncertainties, we cannot predict when or whether we will successfully complete the development of our product candidates or the ultimate product development cost.

      General and Administrative Expenses. General and administrative expenses were $6.0 million in 2002, a decrease of $0.6 million or 10 percent from 2001. The decrease was primarily related to a decline in employee-related expenses as a result of a restructuring and staff reductions at the end of 2001. General and administrative expenses were $6.7 million in 2001, a decrease of $0.9 million or 11 percent from 2000. The decrease was primarily due to a reduction in consulting expenses. It is anticipated that general and administrative expenses in 2003 may decrease slightly from 2002 expenses as a result of a restructuring and staff reductions that impacted the administrative functions in January 2003.

      Restructuring and Other. In October 2001, we formally adopted and announced a restructuring plan aimed at reducing future operating costs. We recognized $0.8 million of restructuring and other charges. Of the $0.8 million, $0.4 million related to the impairment of certain long-lived assets, $0.3 million related to employee termination costs, and $0.1 million related to office closure costs. We reduced the size of our workforce by approximately 30 percent, primarily impacting the research and administrative functions. Employee termination costs consisted of wage continuation and advance notice pay. Office closure costs included losses on operating leases and asset impairments including leasehold improvements related to vacated facilities and equipment related to research and development programs not expected to continue. There were no restructuring and other expenses in fiscal years 2002 and 2000.

      Interest Income, net. We had net interest income of $1.2 million in 2002, a decrease of $2.1 million from 2001, primarily due to lower average cash and investment balances. We had net interest income of $3.2 million in 2001, an increase of $0.5 million from 2000. The increase was principally due to the $48.1 million follow-on public offering of common stock in October 2000 and the $5.0 million common stock issuance to Warner-Lambert in March 2001, partially offset by cash used in operations, resulting in increased cash and investment balances and thus more interest income for fiscal year 2001.

      Other Income (Expense) — Related Party. In November 2001, we sold and licensed to Syrrx, Inc. assets from our small molecules discovery program, including drug targets, related reagents and assays, compound libraries and certain intellectual property rights in exchange for preferred stock valued at $0.8 million, which was recorded as other income. The preferred stock value was based on sales of Syrrx preferred stock for cash. In 2002, due to a further round of financing completed by Syrrx, we recorded $0.1 million as Other expense to reduce the value of our investment. We consider the reduction in value of the Syrrx investment to be other than temporary. There was no Other income (expense) — related party for fiscal year 2000. The chief executive officer of Syrrx is a member of our board of directors.

      Other Income. In 2002, we licensed assets from our small molecules discovery program to a third party for $0.2 million. This amount was recorded as Other income. There was no Other income for fiscal years 2001 and 2000.

Income Taxes

      Since our inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2002, our net operating loss carryforwards for federal income tax purposes were approximately $146.0 million and for state income tax purposes were approximately $50.0 million. We also had federal research and development tax credit carryforwards of approximately $3.5 million. Realization of these deferred tax assets are dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. If not utilized, the net operating loss and credit carryforwards will expire at various dates beginning in 2004. Utilization of net operating losses and credits may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of our net operating loss and credit carryforwards before they can be used. Please read Note 12 of the Notes to the Financial Statements included in Item 8 of this Form 10-K for further information.

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

      In November 2001, we sold and licensed to Syrrx assets from the our small molecules discovery program, including drug targets, related reagents and assays, compound libraries and certain intellectual property rights in exchange for Syrrx preferred stock valued at $0.8 million, which was recorded as other income. The value of the preferred stock was determined based on sales at that time of Syrrx preferred stock for cash. We could also receive royalties on pharmaceutical products resulting from these assets. The chief executive officer of Syrrx is a member of our board of directors.

      In May 2002, we issued and sold 2,972,925 shares of common stock in a private placement to a current shareholder and several new investors, at a price of $6.75 per share, for gross proceeds of $20.0 million. We also issued warrants to purchase 743,229 shares of common stock at $9.59 per share. A member of our board of directors is a managing director of Domain Associates, L.L.C., one of the participants in the private placement.

      We have a loan with a former employee of which approximately $0.3 million was outstanding at December 31, 2002 and 2001. This loan bears interest at 5.98% per annum.

Liquidity and Capital Resources

      Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities and revenue from collaborative research and development agreements to fund our operations.

      At December 31, 2002, we had cash, cash equivalents and marketable securities of $39.8 million, compared to $58.5 million at December 31, 2001, and $82.0 million at December 31, 2000. The decrease of $18.7 million in 2002 was primarily attributable to cash used in operating activities of $42.2 million and capital expenditures of $0.7 million. These uses of cash were partially offset by the private placement of common stock we completed in May 2002, which raised net proceeds of $19.0 million. In addition, we received a $5.0 million creditable milestone-based payment from Bayer in August 2002 upon initiation of Phase II clinical trials of BAY 43-9006. This payment will be repayable to Bayer from Onyx’s share of profits and royalties. The decrease of $23.5 million in 2001 was primarily attributable to cash used in operating activities of $26.8 million and capital expenditures of $2.4 million. These uses of cash were partially offset by the sale of our common stock to Warner-Lambert in March 2001, which raised $5.0 million.

      Our cash used in operations was $42.2 million in 2002, $26.8 million in 2001 and $4.4 million in 2000. The cash was used primarily for co-funding clinical development costs with Bayer for BAY 43-9006 and to fund development expenses including manufacturing and clinical trial costs for ONYX-015. Expenditures for capital equipment amounted to $0.7 million in 2002, as compared to $2.4 million in 2001, and $1.6 million in 2000. We currently expect to make expenditures for capital equipment and leasehold improvements of up to $1.0 million in 2003.

      We believe that our existing capital resources and interest thereon, proceeds from the $10.0 million private placement financing completed in February 2003 along with cost savings from the January 2003 suspension of ONYX-015 development will be sufficient to fund our current and planned operations through mid-2004. In addition, we anticipate that Bayer will pay us $15.0 million under our collaboration agreement during 2003 for the initiation of Phase III clinical trials for BAY 43-9006 based on our continued co-funding of development costs. Pursuant to our collaboration agreement, this amount is repayable to Bayer from our share of profits and royalties. If the initiation of the BAY 43-9006 Phase III clinical trials are delayed, and the size and scope of Phase II clinical trials of BAY 43-9006 are increased, our clinical program development costs may increase without receiving the advance from Bayer.

      Changes in our research and development plans or other changes affecting our operating expenses may result in the expenditure of these resources before mid-2004, and in any event, we will need to raise substantial additional capital to fund our operations in future periods. We intend to seek this additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

      Our contractual obligations for the next five years and thereafter are as follows:

	Payments Due by Period

		Less than		After 3
Contractual Obligations(1)	Total	1 Year	1-3 Years	Years

	(In thousands)
Operating Leases, net of sublease income	$1,646	$699	$947	$0

(1)	This table does not include any payments under research and development collaborations, as the amount and timing of such payments are not known.

      We have leases for 50,000 square feet of office and laboratory space in our main facility and 12,000 square feet of space in a secondary facility in Richmond, California. In December 2001, we determined that we no longer required the secondary facility as a result of a reduction in force. In September 2002, we entered into a sublease agreement for 9,000 square feet of space in this facility through September 2010, which is also the lease expiration date for this space. In March 2002, we entered into a sublease agreement for the remaining 3,000 square feet of space through October 2003, the lease expiration date for this space.

Recently Issued Accounting Standards

      In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring, discontinued operations, plant closings, or other exit or disposal activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred. Previous guidance in Emerging Issues Task Force, or EITF, No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” required that a liability for an exit cost be recognized at the date of a company’s commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by a company after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our results of operations and financial position.

      In November 2002, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF

No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provision of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF No. 00-21 will have on our financial statements.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure.” SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” to account for employee stock options. See Note 1 “Summary of Significant Accounting Policies” for disclosures required by SFAS 148.

      In January 2003, the FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities” which addresses the accounting for certain off-balance sheet lease financing. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a significant impact on our financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

      Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we place our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We classify our cash equivalents or marketable securities as fixed rate if the rate of return on an instrument remains fixed over its term. As of December 31, 2002, all of our cash equivalents and marketable securities were classified as fixed rate.

      The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at December 31, 2002:

		Fair Value	Average
	Maturity	($ in millions)	Interest Rate

Cash equivalents, fixed rate	Daily	$11.0	1.85%
Marketable securities, fixed rate	0 – 15 months	$28.8	2.18%

Item 8.	Financial Statements and Supplementary Data

      Our Financial Statements and notes thereto appear on pages 43 to 62 of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item concerning our directors and executive officers is incorporated by reference from our 2003 Definitive Proxy Statement filed not later than 120 days following the close of the fiscal year.

Item 11.	Executive Compensation

      The information required under this item is hereby incorporated by reference from our 2003 Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required under this item is hereby incorporated by reference from our 2003 Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required under this item is hereby incorporated by reference from our 2003 Definitive Proxy Statement.

Item 14.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures: The Company’s principal executive and financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days before the filing date of this Form 10-K. Based on that evaluation, the Company’s principal executive and financial officer concluded that the Company’s disclosure controls and procedures are effective in timely providing him with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

      (b) Changes in internal controls: There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Index to Financial Statements

The Financial Statements required by this item are submitted in a separate section beginning on page 43 of this Report.

Report of Ernst & Young LLP, Independent Auditors Balance Sheets Statements of Operations Statement of Stockholders’ Equity Statements of Cash Flows Notes to Financial Statements

      (2) Financial Statement Schedules

Financial statement schedules have been omitted because the information required to be set forth therein is not applicable.

      (3) Exhibits

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of the Company.
3.2(1)	Bylaws of the Company.
3.3(1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
4.1(1)	Reference is made to Exhibits 3.1 and 3.2.
4.2(1)	Specimen Stock Certificate.
4.3(1)	Warrant to Purchase Series C Preferred Stock issued to Lease Management Services, Inc. on December 30, 1993.
4.4(1)	Amended and Restated Information and Registration Rights Agreement dated May 30, 1994 and as amended through May 16, 1995.
4.5(1)	Preferred Stock Purchase Agreement between the Company and Warner-Lambert dated May 4, 1995.
4.6(2)	Stock Purchase Agreement, dated January 12, 1998, among the Company, International Biotechnology Trust plc and Lombard Odier & Cie.
10.1(1)*	Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.
10.1(i)(1)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 4, 1996.
10.2(1)*	Research, Development and Marketing Collaboration Agreement between Warner-Lambert Company and the Company, dated May 2, 1995.
10.2(i)(1)	Waiver of Certain Rights under the Research, Development and Marketing Agreement by Warner-Lambert Company dated as of March 28, 1996.
10.3(1)*	Compound Library Access Agreement between Warner-Lambert Company and the Company dated May 2, 1995.
10.4(3)*	Research and License Agreement between Eli Lilly & Company and the Company dated May 15, 1995 and the Collaborative Research and License Agreement between Eli Lilly and the Company dated June 12, 1996.
10.5(4)*	Technology Transfer Agreement dated April 24, 1992 between Chiron Corporation and the Company, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20, 1994 and in the Letter Agreement dated March 29, 1996.
10.6(1)	Scientific Advisory Board Consulting Agreement between Dr. Frank McCormick and the Company, as of March 29, 1996.
10.6(i)(1)	Letter Agreement for Consulting Services between Dr. Frank McCormick and the Company dated April 17, 1996.
10.7(1)	Promissory Note by Dr. Frank McCormick payable to the Company dated May 15, 1992.
10.8(1)	Promissory Notes by Dr. Frank McCormick payable to the Company dated November 1, 1993 and October 21, 1994.
10.9(1)	Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.
10.13(1)	1996 Equity Incentive Plan.
10.14(1)	1996 Non-Employee Directors’ Stock Option Plan.
10.15(1)	1996 Employee Stock Purchase Plan.
10.18(5)	Credit Terms and Conditions dated March 10, 1997 between the Company and Imperial Bank.

Exhibit
Number	Description of Document

10.19(6)	Letter Agreement between Dr. Allan Balmain and the Company dated August 26, 1996, as amended March 13, 1997.
10.20(7)*	Amended and restated Research, Development and Marketing Collaboration Agreement dated May 2, 1995 between the Company and Warner-Lambert Company.
10.21(7)*	Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.
10.22(8)	Addendum to credit Terms and Conditions dated March 10, 1997 between the Company and Imperial Bank.
10.23(7)*	Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.
10.24(9)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated February 1, 1999.
10.25(10)	Scientific Advisory Board Consulting Agreement effective September 10, 1999 between Allan Balmain and the Company including the First Amendment to Deed of Trust and Second Amended and Restated Promissory Note.
10.26(11)*	Collaboration Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.
10.27(11)	Stock Put and Purchase Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.
10.28(11)	Stock Purchase Agreement between the Company and the investors dated January 18, 2000.
10.29(12)	Third Amendment to Lease by and between the Metcalf Family Living Trust Dated June 11, 1993 and the Company effective February 24, 2000.
10.30(12)	Employment Offer Letter between Helen Kim and the Company dated October 26, 1999.
10.31(7)*	Second Amendment to the Amended and Restated Research, Development and Marketing Agreement between Warner-Lambert and the Company dated May 2, 1995.
10.32(7)*	Second Amendment to Research, Development and Marketing Collaboration Agreement between Warner-Lambert and the Company dated July 31, 1997.
10.33(13)	Employment Offer Letter between Leonard E. Post, Ph.D. and the Company dated July 28, 2000.
10.34(14)*	Process Development and Manufacturing Agreement between XOMA (US) LLC and Onyx Pharmaceuticals, Inc., dated January 29, 2001.
10.35(15)	Form of Executive Change in Control Severance Benefits Agreement.
10.36(16)*	Amendment #1 to the Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.37(16)*	Amendment #3 to the Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.38(16)*	Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.39(17)	Stock and Warrant Purchase Agreement between the Company and the investors dated May 6, 2002.
10.40(18)*	Amendment No. 1 to the Process Development and Manufacturing Agreement between the Company and XOMA (US) LLC dated April 15, 2002.
10.41(19)**	Amendment to the Collaboration Agreement between the Company and Warner-Lambert Company dated September 16, 2002.
23.1	Consent of Ernst & Young LLP, Independent Auditors.

Exhibit
Number	Description of Document

24.1	Power of Attorney. Reference is made to page 40.
99.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

*	Confidential treatment has been received for portions of this document.

**	Confidential treatment has been requested for portions of this document.

(1)	Filed as an exhibit to Onyx’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on January 26, 1998.

(3)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(4)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2001.

(5)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 1996.

(6)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(7)	Filed herewith.

(8)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(9)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(10)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(11)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on March 1, 2000.

(12)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 1999.

(13)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(14)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 23, 2001.

(15)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(16)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(17)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 filed on June 5, 2002 (No. 333-89850).

(18)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(19)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

      (b) Reports on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond, County of Contra Costa, State of California, on the 21st day of March, 2003.

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

Signature	Title	Date

/s/ HOLLINGS C. RENTON Hollings C. Renton	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)	March 21, 2003

/s/ MARILYN E. WORTZMAN Marilyn E. Wortzman	Vice President, Finance (Principal Accounting Officer)	March 21, 2003

/s/ WOLF-DIETER BUSSE Wolf-Dieter Busse	Director	March 21, 2003

/s/ PAUL GODDARD Paul Goddard	Director	March 21, 2003

/s/ ANTONIO GRILLO-LÓPEZ Antonio Grillo-López	Director	March 22, 2003

/s/ MAGNUS LUNDBERG Magnus Lundberg	Director	March 21, 2003

Signature	Title	Date

/s/ GEORGE A. SCANGOS George A. Scangos	Director	March 21, 2003

/s/ NICOLE VITULLO Nicole Vitullo	Director	March 21, 2003

/s/ WENDELL WIERENGA Wendell Wierenga	Director	March 21, 2003

CERTIFICATION

      I, Hollings C. Renton, Chairman of the Board, President and Chief Executive Officer of Onyx Pharmaceuticals, Inc. (the “Company”), certify that:

1. I have reviewed this annual report on Form 10-K of Onyx Pharmaceuticals, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ HOLLINGS C. RENTON
_________________________________________ Hollings C. Renton
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive and Financial Officer)

Dated: March 21, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Onyx Pharmaceuticals, Inc.

      We have audited the accompanying balance sheets of Onyx Pharmaceuticals, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onyx Pharmaceuticals, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Palo Alto, California

February 21, 2003

ONYX PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except share
	and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$11,014	$39,568
Marketable securities	28,819	18,898
Other current assets	1,351	900

Total current assets	41,184	59,366
Property and equipment, net	2,834	3,597
Notes receivable from related parties	275	319
Other assets	1,948	2,500

	$46,241	$65,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$736	$671
Accrued liabilities	799	1,079
Accrued clinical trials and related expenses	9,762	6,810
Accrued compensation	1,160	672
Deferred revenue	—	1,465

Total current liabilities	12,457	10,697
Advance from collaboration partner	5,000	—
Commitments
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 21,614,624 and 18,529,929 shares issued and outstanding as of December 31, 2002 and 2001, respectively	22	19
Additional paid-in capital	187,633	168,092
Accumulated other comprehensive income	40	98
Accumulated deficit	(158,911)	(113,124)

Total stockholders’ equity	28,784	55,085

	$46,241	$65,782

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share amounts)
Revenue:
Contract revenue from related parties	$2,715	$15,631	$23,854
Grant and other revenue	—	215	326

Total revenue	2,715	15,846	24,180
Operating expenses:
Research and development	43,792	39,927	26,879
General and administrative	6,004	6,652	7,508
Restructuring and other	—	812	—

Total operating expenses	49,796	47,391	34,387

Loss from operations	(47,081)	(31,545)	(10,207)
Interest income	1,159	3,224	2,860
Interest expense	—	(1)	(132)
Other income (expense) — related party	(100)	750	—
Other income	235	—	—

Net loss	$(45,787)	$(27,572)	$(7,479)

Basic and diluted net loss per share	$(2.23)	$(1.50)	$(0.50)

Shares used in computing basic and diluted net loss per share	20,535	18,385	14,896

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other		Total
			Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity

	(In thousands, except share and per share amounts)
Balances at December 31, 1999	11,551,681	$12	$85,723	$—	$(78,073)	$7,662
Exercise of stock options at prices ranging from $0.0071 to $16.25 per share	648,938	1	4,542	—	—	4,543
Issuance of common stock for private placement, net of offering costs of $181	2,000,000	2	17,817	—	—	17,819
Issuance of common stock to Warner-Lambert	279,470	—	5,000	—	—	5,000
Issuance of common stock in connection with secondary public offering, net of issuance costs of $3,686	3,450,000	3	48,061	—	—	48,064
Stock-based compensation, related to non-employee stock option grants	—	—	1,049	—	—	1,049
Issuance of common stock pursuant to employee stock purchase plan	32,243	—	238	—	—	238
Net loss	—	—	—	—	(7,479)	(7,479)

Balances at December 31, 2000	17,962,332	18	162,430	—	(85,552)	76,896
Exercise of stock options at prices ranging from $0.7139 to $10.875 per share	70,456	—	479	—	—	479
Issuance of common stock to Warner-Lambert, net of costs of $19	460,872	1	4,980	—	—	4,981
Stock-based compensation, related to non-employee stock option grants	—	—	(55)	—	—	(55)
Issuance of common stock pursuant to employee stock purchase plan	36,269	—	258	—	—	258
Comprehensive loss:
Change in unrealized gain on investments	—	—	—	98	—	98
Net loss	—	—	—	—	(27,572)	(27,572)

Comprehensive loss	—	—	—	—	—	(27,474)

Balances at December 31, 2001	18,529,929	19	168,092	98	(113,124)	55,085
Exercise of stock options at prices ranging from $4.21 to $7.67 per share	81,044	—	52	—	—	52
Issuance of common stock for private placement, net of costs of $1,044 and warrants valued at $4,378	2,972,925	3	19,020	—	—	19,023
Stock-based compensation, related to non-employee stock option grants	—	—	326	—	—	326
Issuance of common stock pursuant to employee stock purchase plan	30,726	—	143	—	—	143
Comprehensive loss:
Change in unrealized loss on investments	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(45,787)	(45,787)

Comprehensive loss	—	—	—	—	—	(45,845)

Balances at December 31, 2002	21,614,624	$22	$187,633	$40	$(158,911)	$28,784

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities
Net loss	$(45,787)	$(27,572)	$(7,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,849	1,986	1,460
Expense (income) — related party	100	(750)	—
Restructuring and other	—	674	—
(Gain) loss on sale of fixed assets	(79)	60	(1)
Forgiveness of notes receivable	16	16	47
Stock-based compensation	326	(55)	1,049
Changes in assets and liabilities:
Receivable from related party	—	2,254	1,046
Other current assets	(468)	(266)	(389)
Other assets	52	(2,072)	(47)
Accounts payable	65	(1,385)	(93)
Accrued liabilities	(280)	(77)	(156)
Accrued clinical trials and related expenses	2,952	3,701	1,999
Accrued compensation	488	(744)	49
Deferred revenue	(1,465)	(2,551)	(1,865)

Net cash used in operating activities	(42,231)	(26,781)	(4,380)

Cash flows from investing activities
Purchases of marketable securities	(35,382)	(34,394)	(11,074)
Sales and maturities of marketable securities	25,403	22,462	5,998
Capital expenditures	(742)	(2,400)	(1,598)
Proceeds from sale of fixed assets	136	17	7
Notes receivable from related parties	44	3	37

Net cash used in investing activities	(10,541)	(14,312)	(6,630)

Cash flows from financing activities
Advance from collaboration partner	5,000	—	—
Payments on long-term debt	—	(183)	(2,199)
Net proceeds from issuances of common stock	19,218	5,718	75,664

Net cash provided by financing activities	24,218	5,535	73,465

Net (decrease) increase in cash and cash equivalents	(28,554)	(35,558)	62,455
Cash and cash equivalents at beginning of year	39,568	75,126	12,671

Cash and cash equivalents at end of year	$11,014	$39,568	$75,126

Supplemental disclosure of cash flow information:
Interest paid during the year	$—	$2	$141

Supplemental disclosure of noncash investing activities:
Sale of assets to a related party in exchange for preferred stock	$—	$750	$—

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2002

Note 1.     Summary of Significant Accounting Policies

The Company

      Onyx Pharmaceuticals, Inc. (“Onyx” or “the Company”) was incorporated on February 14, 1992 and commenced operations on April 24, 1992. Onyx is engaged in the discovery and development of novel cancer therapies. The Company has no therapeutic products currently available for sale and does not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that the Company’s ability to continue its research and development activities is dependent upon the ability of management to obtain additional financing as required.

Revenue Recognition

      Revenue is recognized when the related costs are incurred and the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectibility of those fees.

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

      The Company recognizes contract revenue by providing research services on a best efforts basis to certain collaborative partners. The Company is reimbursed based on the costs associated with the number of full-time equivalent employees working on each specific contract. The Company recognizes revenue under these arrangements as the related research and development costs are incurred, which is generally on a ratable basis over the contract. Deferred revenue may result when the Company does not incur the required level of effort during a specific period in comparison to funds received under the respective contract.

      Milestone payments under collaboration arrangements are recognized as revenue upon achievement of the incentive milestone events, which represent the culmination of the earnings process, because the Company has no future performance obligations related to the payment. Milestone payments are triggered either by the results of Onyx’s research efforts or by events external to the Company, such as regulatory approvals, the commencement of clinical trials or selection of candidates for drug development. Amounts received in advance are recorded as deferred revenue until the related milestone is achieved.

      Based on the October 1999 collaboration agreement with Warner-Lambert Company, a subsidiary of Pfizer, Inc (“Warner-Lambert”), revenue related to the development expenses for ONYX-015 was recognized as the expenses were incurred. In August 2001, the collaboration agreement was amended, and the Company no longer received revenue from Warner-Lambert as reimbursement for development expenses incurred. In addition, the Company received a $5.0 million up-front payment in 1999, for which revenue was deferred, and was being recognized ratably over the periods that the fees were earned, ranging from two to three years and four months. The agreement with Warner-Lambert was terminated in September 2002, and the remaining $0.2 million balance of the up-front payment was recognized as revenue.

      The Company received certain revenue from United States government grants that supported the Company’s research effort in defined research projects. These grants generally provided for reimbursement of approved costs incurred as defined in the various grants. Revenue of $183,000 and $245,000 was recognized in 2001 and 2000, respectively. Revenue associated with these grants was recognized as costs under each grant were incurred. These grants were terminated in 2001 and no further revenue was recognized.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Use of Estimates

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

      Certain amounts have been reclassified to conform to the current period presentation.

Research and Development

      In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” research and development costs are charged to expense when incurred. Research and development consists of costs incurred for independent and collaborative research and development activities. The major components of research and development costs include salaries and employee benefits, clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, supplies and materials, equipment depreciation and allocations of various overhead and occupancy costs. Research and development expenses under the collaborative research and development agreements approximated the revenue recognized under the collaboration agreements, exclusive of milestone payments and up-front license fees received.

      The Company’s business is subject to significant risks, including the risks inherent in Onyx’s research and development efforts, the results of the BAY 43-9006 clinical trials, Onyx’s dependence on collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. The Company does not expect to generate revenues from the sale of proposed products in the foreseeable future. The Company expects that all of its revenues in the foreseeable future will be generated from collaboration agreements.

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

      Management determines the appropriate classification of securities at the time of purchase. At December 31, 2002 and 2001, all securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, with any unrealized gains and losses reported in other comprehensive income/loss. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold is based on the specific identification method. The estimated fair values have been determined by the Company using available market information. Realized gains and losses and declines in value judged to be other than temporary for available-for-sale securities are included in the statements of operations. There were no realized gains or losses in each of the three years ended December 31, 2002, 2001 and 2000, respectively. The Company recorded a $58,000 unrealized loss in 2002 and a $98,000 unrealized gain in 2001. Interest and dividends on securities classified as available-for-sale are included in interest income.

Property and Equipment

      Property and equipment are stated on the basis of cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally two to five years. Leasehold

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally three to ten years.

Other Long-Term Assets

      At December 31, 2002 and 2001, other long-term assets included $0.7 million and $0.8 million, respectively, in long-term private equity investments. The Company holds certain private equity investments related to the sale and license of certain assets made to Syrrx, Inc. (“Syrrx”) during November 2001 (See Note 8). This investment is accounted for using the cost method of accounting. The Company reviews the investment for other than temporary declines in fair value primarily based on analysis of Syrrx’s quarterly financial statements and recent financing activities.

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

Stock-Based Compensation

      The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) to account for employee stock options because the alternative fair value method of accounting prescribed by SFAS 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

      All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The option arrangements are subject to periodic remeasurement over their vesting terms. The Company recorded compensation expense related to option grants to non-employees of $0.3 million for the year ended December 31, 2002 and $1.0 million for the year ended December 31, 2000. The Company recognized a credit to compensation expense related to option grants to non-employees of $55,000 for the year ended December 31, 2001 primarily due to the decline in the Company’s stock price in comparison to prior period stock prices.

      The pro forma information regarding net loss and loss per share prepared in accordance with SFAS 123, as amended by SFAS 148, has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123 and the loss per share method under SFAS 128.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The fair value of options was estimated at the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions:

      Options granted at fair value:

	Year Ended December 31,

	2002	2001	2000

Risk-free interest rate	2.90%	4.29%	6.32%
Expected life	2.9 years	5.9 years	4.2 years
Expected volatility	0.86	0.94	1.00
Expected dividends	None	None	None
Weighted average option fair value	$2.67	$2.17	$10.54

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options.

      For purposes of pro forma disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of employee stock options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except per share
	amounts)
Net loss — as reported	$(45,787)	$(27,572)	$(7,479)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects	1,747	1,164	2,737

Pro forma net loss	$(47,534)	$(28,736)	$(10,216)

Loss per share:
Basic and diluted net loss per share — as reported	$(2.23)	$(1.50)	$(0.50)
Basic and diluted net loss per share — pro forma	$(2.31)	$(1.56)	$(0.69)

      No options were granted at below fair value for the years ended December 31, 2002, 2001 and 2000.

Net Loss Per Share

      Basic and diluted net loss per share are presented in conformity with SFAS 128, “Earnings Per Share,” for all periods presented. Basic net loss per share and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Stock options	2,750	2,513	1,795
Stock warrants	743	—	—

Comprehensive Loss

      Comprehensive loss is comprised of net loss and other comprehensive (loss) income. Other comprehensive (loss) income includes certain changes in stockholders’ equity that are excluded from net loss. Other comprehensive (loss) income is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities, which were reported separately in stockholders’ equity.

      The Balance Sheet component “Accumulated other comprehensive income” relates entirely to unrealized losses/gains on available-for-sale securities and is $40,000 at December 31, 2002 and $98,000 at December 31, 2001.

Concentration of Credit Risk and Significant Research and Development Collaborators

      Financial instruments that potentially subject Onyx to concentration of credit risk consist principally of cash equivalents and marketable securities. Onyx invests cash that is not required for immediate operating needs principally in money market funds and corporate securities.

      Onyx is also subject to risks related to changes in the value of the Company’s private equity investment in Syrrx. Fluctuations in the market value of our long-term investment may result in other than temporary impairment charges. The Company reports this decline in Onyx’s statement of operations.

      Onyx’s research and development collaborators are currently concentrated in the United States and Germany and one former collaborator, Warner-Lambert, accounted for 100 percent of revenue for the year ended December 31, 2002. Onyx performs evaluations of its collaborators’ financial condition and does not require collateral for any of the related receivable balances.

Segment Reporting

      The Company operates in only one segment — the discovery and development of novel cancer therapies.

Recently Issued Accounting Standards

      In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring, discontinued operations, plant closings, or other exit or disposal activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred. Previous guidance in Emerging Issues Task Force, (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” required that a liability for an exit cost be recognized at the date of a company’s commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated by a company after December 31, 2002. The Company’s adoption of SFAS 146 did not have a material impact on its financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s adoption of FIN 45 did not have a material impact on its results of operations and financial position.

      In November 2002, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provision of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF No. 00-21 will have on its financial statements.

      In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25, “Accounting for Stock Issued to Employees,” to account for employee stock options. See Note 1 “Summary of Significant Accounting Policies” for disclosures required by SFAS 148.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities” which addresses the accounting for certain off-balance sheet lease financing. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a significant impact on the Company’s financial position and results of operations.

Note 2.     Collaboration Agreements

Bayer Corporation

      In May 1994, the Company entered into a research and development collaboration agreement with Bayer Pharmaceuticals Corporation, to discover, develop and market compounds that inhibit the function, or modulate the activity, of the Ras signaling pathway or that appropriately modulate the activity of this pathway to treat cancer and other diseases. The Company and Bayer concluded collaborative research under this agreement in 1999. Based on this research, a development candidate, BAY 43-9006, a compound that inhibits Ras signaling in cells by inhibiting Raf kinase, was identified. Currently, the Company and Bayer are conducting Phase II clinical trials in hepatocellular, or liver, melanoma, renal and other cancers. In addition, the Company and Bayer are conducting eight Phase Ib clinical trials with BAY 43-9006 in combination with a range of standard chemotherapeutics and a Phase I clinical trial in acute myelogenous leukemia and

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

myelodysplastic syndrome. The Company and Bayer plan to initiate the first Phase III clinical trial of BAY 43-9006 by the end of 2003.

      Prior to the commencement of clinical trials, Bayer paid all the costs of research and preclinical development of this drug candidate. Based on the agreement with Bayer, and with the initiation of Phase I clinical trials, the Company is currently co-funding 50 percent of clinical development costs worldwide, except Japan. Bayer will fund 100 percent of development costs in Japan and pay us a royalty on sales. If Onyx continues to co-fund and exercises its right to co-promote in the United States, profits or losses would be shared equally. If Onyx continues to co-fund but does not co-promote in the United States, Bayer would first receive a portion of the product revenues to repay Bayer for its commercialization infrastructure, before determining the Company’s share of profits and losses. In other parts of the world except Japan, Bayer would also receive this preferential distribution. Based on Onyx’s continued co-funding of development costs, Bayer paid Onyx $5.0 million at the initiation of Phase II clinical trials in September 2002. If Onyx continues to co-fund development costs, Bayer will pay the Company $15.0 million at the initiation of Phase III clinical trials. These payments will be repayable to Bayer from Onyx’s share of profits and royalties. At any time during product development, either company may terminate its participation in development costs, in which case the other party would retain exclusive rights to the product on a royalty-bearing basis. If Onyx does not continue to bear 50 percent of product development costs, Bayer would retain exclusive, worldwide rights to this product candidate and would pay royalties to Onyx on net sales.

      Onyx’s share for funding the clinical development costs, which commenced in July 2000, was $11.4 million for 2002, $5.5 million for 2001 and $2.3 million for 2000.

Warner-Lambert Company

     Cell Cycle Agreement

      In May 1995, the Company entered into a research and development collaboration agreement with Warner-Lambert Company, a subsidiary of Pfizer, Inc, to discover and commercialize small molecule drugs that restore control of or otherwise intervene in the misregulated cell cycle in tumor cells. Under this agreement, the Company developed screening tests, or assays, for jointly selected targets and transferred these assays to Warner-Lambert for screening of their compound library to identify active compounds. The research term under the agreement ended in August 2001. Warner-Lambert is responsible for subsequent medicinal chemistry and preclinical investigations on the active compounds. Warner-Lambert is obligated to conduct and fund all clinical development, make regulatory filings and manufacture for sale the collaboration compounds. Warner-Lambert may develop products identified during the research term, and the Company could receive milestone payments based on the clinical development and registration of any resulting products and royalties on worldwide sales of these marketed products. The Company believes that Warner-Lambert has identified a small molecule lead compound of a cyclin-dependent kinase, and is preparing to file an IND in late 2003 or early 2004.

      Revenues recognized under this agreement were zero, $2.2 million and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Expenses related to this agreement were zero, $1.4 million and $3.2 million for the years ended December 31, 2002, 2001, and 2000, respectively.

ONYX-015 and Armed Therapeutic Virus™ Products

      Effective September 1999, the Company entered into an agreement with Warner-Lambert for the purpose of developing and commercializing ONYX-015 and two armed therapeutic viruses. Under terms of the agreement, the Company received the right to require Warner-Lambert to purchase an equity investment of $5.0 million in both 2000 and 2001. The Company exercised the first of its two rights in February 2000 by

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

issuing 279,470 of its common shares to Warner-Lambert, and the Company exercised its second right in March 2001 by issuing 460,872 of its common shares to Warner-Lambert (See Note 8).

      In August 2001, the Company and Warner-Lambert amended the collaboration agreement, and the Company regained full rights to develop and commercialize ONYX-015 for head and neck cancer and other cancers that are treated via direct injections to the tumors and other local and regional routes of administration. The amended agreement stated that Onyx would fund all costs associated with these efforts and retain all profit derived from worldwide sales of ONYX-015 in these indications, subject to the potential re-establishment of the original collaboration agreement. Warner-Lambert retained development rights for ONYX-015 for cancers where the drug is administered intravenously. Onyx and Warner-Lambert also agreed to continue their collaboration for the research and development of a prodrug armed virus. The rights for research and development of a cytokine armed virus product were reacquired from Warner-Lambert in November 2001.

      In September 2002, the Company terminated its agreement with Warner-Lambert and regained full rights to ONYX-015 and a prodrug armed virus product. All of Warner-Lambert’s remaining rights were returned to the Company without significantly affecting its development costs and without any future financial obligations to Warner-Lambert. In January 2003, the Company suspended development of ONYX-015, including clinical trials and manufacturing activities, pending the outcome of ongoing collaboration discussions concerning its therapeutic virus program.

      Revenue recognized under this agreement was $2.7 million, $12.0 million and $18.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The fiscal 2002 amount includes $2.0 million for research funding and $0.7 million related to the amortization of the $5.0 million up-front payment received in 1999. The up-front payment had been included in deferred revenue and was being recognized over the applicable research and development periods when the fees were earned, ranging from two to three years and four months. With the termination of the agreement in September 2002, the remaining deferred balance of $0.2 million was recognized as revenue. The fiscal 2001 amount included $10.4 million for research and clinical development funding and $1.6 million related to the amortization of the $5.0 million up-front payment. The fiscal 2000 amount included $12.9 million for research and clinical development funding, $3.7 million for a payment received upon the completion of a research milestone and $2.0 million related to the amortization of the $5.0 million up-front payment. Expenses related to this program were $2.4 million in 2002, $14.2 million in 2001 and $20.1 million in 2000.

Inflammation Agreement

      In July 1997, the Company entered into a research and development collaboration agreement with Warner-Lambert to discover and commercialize small molecule drugs for the treatment of acute and chronic inflammatory disorders. The obligations of the parties are similar to those agreed to under the cell cycle program agreement. Warner-Lambert may develop products identified during the research term, and the Company could receive milestone payments based on the clinical development and registration of any resulting products and royalties on worldwide sales of these marketed products. The research term under the agreement ended in August 2001.

      Revenues recognized under this agreement were zero, $1.4 million and $2.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Expenses related to this agreement were zero, $1.7 million and $2.8 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Note 3.     XOMA (US) LLC

      In January 2001, the Company entered into a process development and manufacturing relationship with XOMA (US) LLC. Under the terms of the agreement, XOMA is developing a large-scale production process

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and is manufacturing ONYX-015 for clinical trials and commercial production. The Company paid XOMA a $2.0 million up-front payment that is being amortized over five years. At December 31, 2002, $1.2 million is included in the caption “Other assets” in the accompanying balance sheet.

      With the suspension of ONYX-015 development in January 2003, the Company put all further manufacturing activities on hold and is paying XOMA a facility fee to reserve manufacturing space and capabilities, pending the outcome of current collaboration discussions. Should the Company decide to terminate the ONYX-015 program and the manufacturing relationship with XOMA, the remaining up-front payment may be impaired, which would require the Company to recognize an expense equal to the remaining unamortized balance sheet amount.

Note 4.     Investments

      The following is a summary of available-for-sale marketable securities:

	Estimated Fair Value
	December 31,

	2002	2001

	(In thousands)
Cash equivalents:
Money market funds	$11,014	$39,440

Marketable securities:
U.S. corporate debt securities and commercial paper	$28,819	$18,898

      As of December 31, 2002 and 2001, the difference between the fair value and the amortized cost of available-for-sale marketable securities was $40,000 and $98,000, respectively. The average portfolio maturity is approximately ten months, and the contractual maturity of each of the investments does not exceed 15 months.

Note 5.     Property and Equipment

      Property and equipment consist of the following:

	December 31,

	2002	2001

	(In thousands)
Machinery and equipment	$9,223	$9,643
Furniture and fixtures	677	614
Leasehold improvements	4,354	4,326

	14,254	14,583
Less accumulated depreciation and amortization	(11,420)	(10,986)

	$2,834	$3,597

      Depreciation expense was $1.4 million, $1.6 million and $1.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 6.     Long-Term Obligations

      In August 2002, the Company received a $5.0 million development payment from Bayer under its collaboration agreement for the initiation of Phase II clinical trials of BAY 43-9006 based on the Company’s continued co-funding of development costs. Pursuant to its collaboration agreement, this amount is repayable

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

to Bayer from Onyx’s share of profits and royalties, if any. This amount is included in the caption “Advance from collaboration partner” in the accompanying balance sheet as of December 31, 2002.

      In March 1997, the Company borrowed $6.6 million under a bank line of credit arrangement that bore an interest rate of prime plus 1%. Equal monthly payments of principal plus interest were required in order to repay the outstanding balance by January 15, 2001. The line was repaid in full in January 2001.

Note 7.     Facility Lease

      The Company occupies a total of approximately 50,000 square feet of office and laboratory space in its primary facility in Richmond, California. The lease expires in April 2005 with an option to extend the lease for an additional five years. In November 2001, the Company entered into a sublease with Syrrx to use 1,450 square feet of this facility and certain common areas for a six-month term, and Syrrx exercised an option for an additional month. Syrrx paid the Company total subleasing fees of $47,950.

      The Company has leases for an additional 12,000 square feet of space in a secondary facility in Richmond, California. The Company determined that it no longer required this space as a result of a reduction in force in December 2001, and the Company included an estimated write-off of the future obligations under these leases in Restructuring and Other Expenses (See Note 11). The lease for approximately 9,000 square feet of space in this facility expires in September 2010 with renewal options at the end of the lease for two subsequent five-year terms. In September 2002, the Company entered into a sublease agreement for this space through September 2010. The lease for the additional 3,000 square feet of space in this facility expires in October 2003 with renewal options at the end of the lease term for three years and four years. In March 2002, the Company entered into a sublease agreement for this space through October 2003. Minimum annual rental commitments, net of sublease income, under all operating leases at December 31, 2002 are as follows (in thousands):

Year ending December 31:
2003	$699
2004	706
2005	241
Thereafter	0

$1,646

      Rent expense, net of sublease income and restructuring, for the years ended December 31, 2002, 2001 and 2000 was approximately $0.7 million, $0.8 million and $0.6 million, respectively.

Note 8.     Related Party Transactions

      The Company has a loan with a former employee of which approximately $0.3 million was outstanding at December 31, 2002 and 2001. This loan bears interest at 5.98% per annum.

      In March 2001, the Company issued 460,872 shares of common stock to Warner-Lambert in a private placement, at a price of $10.849 per share, for aggregate proceeds of $5.0 million. The Company recorded related party revenue under its collaboration agreements with Warner-Lambert. Please see Note 2 for a description of these transactions.

      In November 2001, the Company sold and licensed to Syrrx assets from the Company’s small molecules discovery program, including drug targets, related reagents and assays, compound libraries and certain intellectual property rights in exchange for Syrrx preferred stock valued at $0.8 million, which was recorded as other income. The value of the preferred stock was determined based on sales of Syrrx preferred stock for cash. The Company could receive royalties on pharmaceutical products resulting from these assets. In

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

December 2002, due to a further round of financing completed by Syrrx, the Company recorded $0.1 million as Other expense to reduce the value of the investment. Management considers the reduction in value of the investment to be other than temporary. The chief executive officer of Syrrx is a member of Onyx’s board of directors.

      In May 2002, the Company issued 2,972,925 shares of common stock in a private placement to a current shareholder and several new investors, at a price of $6.75 per share, for gross proceeds of $20.0 million. The Company also issued warrants to purchase 743,229 shares of common stock at $9.59 per share. The fair value of the warrants was $4.4 million and was accounted for as a stock offering cost. A member of the Company’s board of directors is a managing director of Domain Associates, L.L.C., one of the participants in the private placement.

Note 9.     401(k) Plan

      The Company has a 401(k) Plan that covers substantially all of its employees. Under the 401(k) Plan, eligible employees may contribute up to 15 percent of their eligible compensation, subject to certain Internal Revenue Service restrictions. The Company does not match employee contributions in the 401(k) Plan.

Note 10.     Stockholders’ Equity

     Stock Options and Employee Stock Purchase Plan

      In March 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”) covering an aggregate of 100,000 shares of common stock. At the Company’s annual meetings of stockholders in each of May 2002, June 2000 and May 1998, an additional 75,000 shares were reserved for issuance under the Purchase Plan at each meeting. The Purchase Plan is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan will be equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. Since inception, a total of 226,159 shares have been issued under the Purchase Plan.

      In March 1996, the Board amended and restated the 1992 Incentive Stock Plan, renamed it as the 1996 Equity Incentive Plan (the “Incentive Plan”) and reserved 1,725,000 shares for issuance under the Incentive Plan. At the Company’s annual meetings of stockholders in May 2002, May 2001, June 2000, May 1999, May 1998 and May 1997, an additional 400,000, 900,000, 400,000, 300,000, 300,000 and 600,000 shares, respectively, were reserved for issuance under the Incentive Plan. The Incentive Plan provides for grants to employees and consultants of the Company. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors, but cannot be less than 100 percent of the fair market value of the common stock on the date of grant.

      In March 1996, the Board adopted the 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and reserved 175,000 shares for issuance to provide for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. At the Company’s annual meetings of stockholders in each of May 2001 and June 2000, an additional 75,000 shares were reserved for issuance under the Directors’ Plan at each meeting.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table summarizes option activity under all option plans:

	Outstanding Stock Options

			Weighted
			Average
	Shares Available	Number of Shares	Exercise Price

Balances at December 31, 1999	298,199	2,011,447	$7.05
Shares authorized	475,000	—	—
Options granted	(791,600)	791,600	$14.60
Options exercised	—	(648,938)	$7.06
Options forfeited	359,453	(359,453)	$7.33

Balances at December 31, 2000	341,052	1,794,656	$10.16
Shares authorized	975,000	—	—
Options granted	(1,141,415)	1,141,415	$7.72
Options exercised	—	(70,456)	$6.76
Options forfeited	352,887	(352,887)	$13.50

Balances at December 31, 2001	527,524	2,512,728	$8.68
Shares authorized	400,000	—	—
Options granted	(815,802)	815,802	$4.95
Options exercised	—	(81,044)	$0.62
Options forfeited	497,535	(497,535)	$10.01

Balances at December 31, 2002	609,257	2,749,951	$7.57

      The following table summarizes information about options outstanding and exercisable at December 31, 2002:

Options Outstanding				Options Exercisable

		Weighted Average
		Contractual life	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	(In years)	Exercise Price	Exercisable	Exercise Price

$ 1.07 - $ 4.18	355,239	8.3	$3.57	355,239	$3.57
$ 4.20 - $ 4.87	451,337	9.2	$4.63	421,337	$4.65
$ 4.88 - $ 5.88	333,189	8.0	$5.42	333,189	$5.42
$ 5.91 - $ 6.69	277,874	8.5	$6.47	262,874	$6.48
$ 6.75 - $ 7.53	315,205	7.4	$7.32	295,205	$7.33
$ 7.54 - $10.00	451,690	7.1	$9.32	451,690	$9.32
$10.20 - $12.00	337,080	6.4	$11.21	337,080	$11.21
$12.06 - $25.19	224,337	7.4	$15.38	209,337	$15.62
$25.63 - $25.63	1,500	7.6	$25.63	1,500	$25.63
$27.44 - $27.44	2,500	7.7	$27.44	2,500	$27.44

Total	2,749,951	7.8	$7.57	2,669,951	$7.59

      At December 31, 2002, December 31, 2001, and December 31, 2000, there were no shares subject to repurchase. As of December 31, 2002, the Company has reserved 3,458,049 common shares for future issuances under all stock option plans and the employee stock purchase plan.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Preferred Stock

      The Company’s amended and restated certificate of incorporation provides that the Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. As of December 31, 2002, the Company had 5,000,000 shares of preferred stock authorized at $0.001 par value, and no preferred shares were issued or outstanding.

     Warrants

      As of December 31, 2002, there are outstanding warrants to purchase an aggregate of 743,229 shares of the Company’s common stock. The warrants were issued in connection with a private placement financing in May 2002. The exercise price of these warrants is $9.59 per share. Any of the outstanding warrants may be exercised by applying the value of a portion of the warrant, which is equal to the number of shares issuable under the warrant being exercised multiplied by the fair market value of the security receivable upon the exercise of the warrant, less the per share price, in lieu of payment of the exercise price per share. The warrants will expire in May 2009, unless earlier exercised.

Note 11.     Restructuring and Other

      In October 2001, the Company formally adopted and announced a restructuring plan aimed at reducing future operating costs to allow the Company to focus on its highest priority products in development. The Company recognized $0.8 million of restructuring and other charges. Of the $0.8 million, $0.4 million related to the impairment of certain long-lived assets, $0.3 million related to employee termination costs, and $0.1 million related to office closure costs. The Company reduced the size of its workforce by approximately 30 percent, primarily impacting the research and administrative functions and consisted of wage continuation and advance notice pay. Office closure costs included losses on operating leases. Asset impairments included leasehold improvements related to vacated facilities and equipment related to research and development programs not expected to continue. For the years ended December 31, 2002 and 2001, the accrual for restructuring was approximately $31,000 and $0.2 million, respectively. Restructuring and other expenses in fiscal years 2002 and 2000 were zero.

Note 12.     Income Taxes

      Thee is no provision for income taxes, because the Company has incurred operating losses. The Company uses the liability method to account for income taxes as required by SFAS 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Significant components of the Company’s deferred tax assets are as follows:

	December 31,

	2002	2001

	(In thousands)
Net operating loss carryforwards	$52,700	$37,802
Tax credit carryforwards	5,390	5,074
Capitalized research and development	3,200	4,758
Other	2,510	1,475

Total deferred tax assets	63,800	49,109
Valuation allowance	(63,800)	(49,109)

Net deferred tax assets	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $14.7 million, $14.6 million and $1.0 million in the fiscal years 2002, 2001 and 2000, respectively.

      At December 31, 2002, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $146.0 million and $50.0 million, respectively, which expire in the years beginning 2004, if not utilized. At December 31, 2002, the Company has research and development credit carryforwards for federal income tax purposes of approximately $3.5 million, which expire in the years beginning 2008, if not utilized. At December 31, 2002, the Company has research and development credit carryforwards for state income tax purposes of approximately $2.9 million, which do not expire.

      Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

Note 13.     Subsequent Events

      In January 2003, the Company formerly adopted and announced a restructuring plan aimed at reducing future operating costs to allow the Company to focus its highest priority on the development of BAY 43-9006. In order to meet the growing financial requirements of BAY 43-9006, the Company suspended the development of ONYX-015, including clinical trials and manufacturing activities, pending the outcome of ongoing collaboration discussions. The Company also reduced staff levels by approximately 25 percent, which impacted the development and administrative functions. The Company anticipates that it will recognize approximately $0.4 million of restructuring charges in the first quarter of 2003 primarily related to employee termination costs. The Company expects that the suspension of the ONYX-015 development program and the reduction in force will reduce its 2003 quarterly expenses, excluding restructuring and related one-time charges, to $9.0 million from $13.4 million in the fourth quarter of 2002.

      In February 2003, the Company raised gross proceeds of $10.0 million in a private placement to select new institutional investors. The Company sold 2,105,263 shares of its common stock at a price of $4.75 per share.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 14.     Quarterly Financial Data (Unaudited)

	2002

	Dec. 31	Sept. 30	June 30	Mar. 31

	(In thousands, except per share data)
Total revenues	$—	$1,178	$707	$830
Net loss	(13,297)	(10,818)	(11,879)	(9,793)
Basic and diluted net loss per share	(0.62)	(0.50)	(0.58)	(0.53)

	2001

	Dec. 31	Sept. 30	June 30	Mar. 31

	(In thousands, except per share data)
Total revenues	$1,304	$4,464	$5,342	$4,736
Net loss	(9,503)	(6,937)	(5,889)	(5,243)
Basic and diluted net loss per share	(0.51)	(0.37)	(0.32)	(0.29)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of the Company.
3.2(1)	Bylaws of the Company.
3.3(1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
4.1(1)	Reference is made to Exhibits 3.1 and 3.2.
4.2(1)	Specimen Stock Certificate.
4.3(1)	Warrant to Purchase Series C Preferred Stock issued to Lease Management Services, Inc. on December 30, 1993.
4.4(1)	Amended and Restated Information and Registration Rights Agreement dated May 30, 1994 and as amended through May 16, 1995.
4.5(1)	Preferred Stock Purchase Agreement between the Company and Warner-Lambert dated May 4, 1995.
4.6(2)	Stock Purchase Agreement, dated January 12, 1998, among the Company, International Biotechnology Trust plc and Lombard Odier & Cie.
10.1(1)*	Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.
10.1(i)(1) *	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 4, 1996.
10.2(1)*	Research, Development and Marketing Collaboration Agreement between Warner-Lambert Company and the Company, dated May 2, 1995.
10.2(i)(1)	Waiver of Certain Rights under the Research, Development and Marketing Agreement by Warner-Lambert Company dated as of March 28, 1996.
10.3(1)*	Compound Library Access Agreement between Warner-Lambert Company and the Company dated May 2, 1995.
10.4(3)*	Research and License Agreement between Eli Lilly & Company and the Company dated May 15, 1995 and the Collaborative Research and License Agreement between Eli Lilly and the Company dated June 12, 1996.
10.5(4)*	Technology Transfer Agreement dated April 24, 1992 between Chiron Corporation and the Company, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20, 1994 and in the Letter Agreement dated March 29, 1996.
10.6(1)	Scientific Advisory Board Consulting Agreement between Dr. Frank McCormick and the Company, as of March 29, 1996.
10.6(i)(1)	Letter Agreement for Consulting Services between Dr. Frank McCormick and the Company dated April 17, 1996.
10.7(1)	Promissory Note by Dr. Frank McCormick payable to the Company dated May 15, 1992.
10.8(1)	Promissory Notes by Dr. Frank McCormick payable to the Company dated November 1, 1993 and October 21, 1994.
10.9(1)	Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.
10.13(1)	1996 Equity Incentive Plan.
10.14(1)	1996 Non-Employee Directors’ Stock Option Plan.
10.15(1)	1996 Employee Stock Purchase Plan.
10.16(3)	Lease by and between Hall Properties, Inc. and the Company dated September 9, 1992, the First Amendment thereto dated April 21, 1993 and the Second Amendment thereto dated May 11, 1996.
10.17(1)	Form of Indemnity Agreement to be signed by executive officers and directors of the Company.

Exhibit
Number	Description of Document

10.18(5)	Credit Terms and Conditions dated March 10, 1997 between the Company and Imperial Bank.
10.19(6)	Letter Agreement between Dr. Allan Balmain and the Company dated August 26, 1996, as amended March 13, 1997.
10.20(7)*	Amended and restated Research, Development and Marketing Collaboration Agreement dated May 2, 1995 between the Company and Warner-Lambert Company.
10.21(7)*	Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.
10.22(8)	Addendum to credit Terms and Conditions dated March 10, 1997 between the Company and Imperial Bank.
10.23(7)*	Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.
10.24(9)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated February 1, 1999.
10.25(10)	Scientific Advisory Board Consulting Agreement effective September 10, 1999 between Allan Balmain and the Company including the First Amendment to Deed of Trust and Second Amended and Restated Promissory Note.
10.26(11)*	Collaboration Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.
10.27(11)	Stock Put and Purchase Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.
10.28(11)	Stock Purchase Agreement between the Company and the investors dated January 18, 2000.
10.29(12)	Third Amendment to Lease by and between the Metcalf Family Living Trust Dated June 11, 1993 and the Company effective February 24, 2000.
10.30(12)	Employment Offer Letter between Helen Kim and the Company dated October 26, 1999.
10.31(7)*	Second Amendment to the Amended and Restated Research, Development and Marketing Agreement between Warner-Lambert and the Company dated May 2, 1995.
10.32(7)*	Second Amendment to Research, Development and Marketing Collaboration Agreement between Warner-Lambert and the Company dated July 31, 1997.
10.33(13)	Employment Offer Letter between Leonard E. Post, Ph.D. and the Company dated July 28, 2000.
10.34(14)*	Process Development and Manufacturing Agreement between XOMA (US) LLC and Onyx Pharmaceuticals, Inc., dated January 29, 2001.
10.35(15)	Form of Executive Change in Control Severance Benefits Agreement.
10.36(16)*	Amendment #1 to the Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.37(16)*	Amendment #3 to the Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.38(16)*	Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.39(17)	Stock and Warrant Purchase Agreement between the Company and the investors dated May 6, 2002.
10.40(18)*	Amendment No. 1 to the Process Development and Manufacturing Agreement between the Company and XOMA (US) LLC dated April 15, 2002.
10.41(19)* *	Amendment to the Collaboration Agreement between the Company and Warner-Lambert Company dated September 16, 2002.
23.1	Consent of Ernst & Young LLP, Independent Auditors.

Exhibit
Number	Description of Document

24.1	Power of Attorney. Reference is made to page 40.
99.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

*	Confidential treatment has been received for portions of this document.

**	Confidential treatment has been requested for portions of this document.

(1)	Filed as an exhibit to Onyx’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on January 26, 1998.

(3)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(4)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2001.

(5)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 1996.

(6)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(7)	Filed herewith.

(8)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(9)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(10)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(11)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on March 1, 2000.

(12)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 1999.

(13)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(14)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 23, 2001.

(15)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(16)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(17)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 filed on June 5, 2002 (No. 333-89850).

(18)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(19)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.