Form 10-Q
period 2003-03-31
ONYX PHARMACEUTICALS INC
filed 2003-05-15
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to_______________

Commission File Number: 0-28298

ONYX PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3154463
(State or other jurisdiction of	(IRS Employer ID Number)
incorporation or organization)

3031 Research Drive
Richmond, California 94806
(Address of principal executive offices)

(510) 222-9700
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(X) Yes     (   ) No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
(X) Yes     (   ) No

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 23,797,566 as of May 5, 2003.

ONYX PHARMACEUTICALS, INC.

INDEX

ONYX PHARMACEUTICALS, INC.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

CONDENSED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$13,470	$11,014
Marketable securities	24,223	28,819
Other current assets	1,044	1,351

Total current assets	38,737	41,184
Property and equipment, net	2,603	2,834
Notes receivable	275	275
Other assets	1,821	1,948

	$43,436	$46,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$490	$736
Accrued liabilities	642	799
Accrued clinical trials and related expenses	8,393	9,762
Accrued compensation	545	1,160

Total current liabilities	10,070	12,457
Advance from collaboration partner	5,000	5,000

Commitments

Stockholders’ equity:
Common stock	24	22
Additional paid-in capital	197,903	187,633
Accumulated other comprehensive income	38	40
Accumulated deficit	(169,599)	(158,911)

Total stockholders’ equity	28,366	28,784

	$43,436	$46,241

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenue:
Contract revenue from related parties	$—	$830

Total revenue	—	830

Operating expenses:
Research and development	9,117	9,749
General and administrative	1,302	1,393
Restructuring	442	—

Total operating expenses	10,861	11,142

Loss from operations	(10,861)	(10,312)

Interest income	173	344
Other income	—	175

Net loss	$(10,688)	$(9,793)

Basic and diluted net loss per share	$(0.47)	$(0.53)

Shares used in computing basic and diluted net loss per share	22,697	18,552

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(10,688)	$(9,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	417	471
Other	50	18
Changes in assets and liabilities:
Other current assets	303	(90)
Other assets	27	(14)
Accounts payable	(246)	(95)
Accrued liabilities	(157)	(175)
Accrued clinical trials and related expenses	(1,369)	(389)
Accrued compensation	(615)	116
Deferred revenue	—	(205)

Net cash used in operating activities	(12,278)	(10,156)

Cash flows from investing activities:
Purchases of marketable securities	(6,708)	(5,711)
Sales and maturities of marketable securities	11,302	4,950
Capital expenditures	(82)	(111)

Net cash provided by (used in) investing activities	4,512	(872)

Cash flows from financing activities:
Net proceeds from issuances of common stock	10,222	5

Net cash provided by financing activities	10,222	5

Net increase (decrease) in cash and cash equivalents	2,456	(11,023)
Cash and cash equivalents at beginning of period	11,014	39,568

Cash and cash equivalents at end of period	$13,470	$28,545

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any other future operating periods.

     The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the financial statements and footnotes thereto included in the Onyx Pharmaceuticals, Inc. (the “Company” or “Onyx”) Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2. Stock-Based Compensation

     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), to account for employee stock options because the alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

     The pro forma information regarding net loss and loss per share prepared in accordance with SFAS 123, as amended by SFAS 148, has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123 and the loss per share method under SFAS 128. The fair value of options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

     Options granted at fair value:

	Three Months Ended
	March 31,

	2003	2002

Risk-free interest rate	2.37	3.61
Expected life	2.9 years	2.81 years
Expected volatility	0.90	0.86
Expected dividends	None	None
Weighted average option fair value	$2.86	$2.64

ONYX PHARMACEUTICALS, INC.

     The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value.

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except per
	share amounts)
Net loss — as reported	$(10,688)	$(9,793)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects	379	538

Pro forma net loss	$(11,067)	$(10,331)

Loss per share:
Basic and diluted net loss per share — as reported	$(0.47)	$(0.53)

Basic and diluted net loss per share — pro forma	$(0.49)	$(0.56)

Note 3. Net Loss Per Share

     Basic and diluted net loss per share are presented in conformity with SFAS 128, “Earnings Per Share,” for all periods presented. Basic net loss per share and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Common stock equivalents have been excluded since their effect would be antidilutive.

Note 4. Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains (losses) on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity. Comprehensive loss and its components are as follows:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Net loss	$(10,688)	$(9,793)
Other comprehensive income (loss):
Net unrealized loss on available-for-sale securities	(2)	(78)

Comprehensive loss	$(10,690)	$(9,871)

Note 5. Recently Issued Accounting Standards

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred. Previous guidance in Emerging Issues Task Force, (“EITF”) No.

ONYX PHARMACEUTICALS, INC.

94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” required that a liability for an exit cost be recognized at the date of a company’s commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003 and recorded its January 2003 restructuring in accordance with the provisions of SFAS 146.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations and financial position.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company’s adoption of the disclosure requirements in January 2003 did not have an impact on the Company’s financial position or results of operations. The ultimate adoption of the recognition requirements of FIN 46 in June 2003 is not expected to have a material impact on the Company’s financial position or results of operations.

Note 6. Restructuring

     In January 2003, the Company restructured its operations to reflect an increased priority on the development of BAY 43-9006 and suspended the development of ONYX-015, including clinical trials and manufacturing activities, pending the outcome of ongoing collaboration discussions. The Company also reduced staff levels by approximately 25 percent. The Company recognized approximately $0.4 million of restructuring charges in the first quarter of 2003 related to employee termination costs of which $0.1 million is accrued at March 31, 2003.

ONYX PHARMACEUTICALS, INC.

Note 7. Sale of Equity Securities

     In February 2003, the Company received net proceeds of $10.0 million in connection with the completion of a private placement of 2,105,263 shares of its common stock at $4.75 per share, primarily to entities affiliated with Deerfield Management Company, Inc.

ONYX PHARMACEUTICALS, INC.

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

Overview

     We are engaged in the discovery and development of novel cancer therapies, and we have proprietary technologies that target the molecular basis of cancer. We are developing small molecule drugs, including BAY 43-9006 in codevelopment with Bayer Pharmaceuticals Corporation. BAY 43-9006 is an orally active agent that blocks the inappropriate growth signals in tumor cells by inhibiting Raf kinase, which is an enzyme activated by Ras to induce cancer cell growth. The Ras pathway is an important cascade of chemical signals that control cell division, and abnormal activation of this pathway is believed to play an integral role in the genesis of many cancers. Together with Bayer, we initiated Phase II clinical trials of BAY 43-9006 in the second half of 2002 in patients with liver, melanoma, kidney and other cancers. In addition, there are eight ongoing Phase Ib clinical trials focused on studying the agent in combination with a range of standard chemotherapeutic agents. We are also conducting a Phase I clinical trial in Canada in patients with acute myelogenous leukemia and myelodysplastic syndrome. We currently plan to initiate the first Phase III clinical trial of BAY 43-9006 by the end of 2003. Also in our small molecule program, Warner-Lambert Company, a subsidiary of Pfizer, Inc, continues research projects from our previously concluded cell cycle program, including a cell cycle inhibitor targeting a cyclin-dependent kinase that may enter Phase I clinical trials in late 2003 or early 2004.

     Our preclinical portfolio includes proprietary viruses and Armed Therapeutic Virus™ products. We are developing human viruses that target tumor cells with specific genetic mutations. ONYX-411 is a human virus genetically engineered to selectively replicate in and kill cancer cells based on mutations or loss of function of the retinoblastoma, or RB, tumor suppressor gene. We have demonstrated that ONYX-411 has anticancer activity in animal models and have shown in other preclinical studies that ONYX-411 has activity following systemic, or intravenous, administration. We are advancing ONYX-411 toward clinical trials, with the goal of filing an investigational new drug, or IND, application with the U.S. Food and Drug Administration, or FDA, in 2004. We are currently seeking a corporate collaborator to support the further development of ONYX-411 and other products in our therapeutic virus program.

     In January 2003, we restructured our operations to reflect an increased priority on the development of BAY 43-9006 and suspended the development of ONYX-015, including clinical trials and manufacturing activities, pending the outcome of ongoing collaboration discussions. We also reduced staff levels by approximately 25 percent. We recognized approximately $0.4 million of restructuring charges in the first quarter of 2003 related to employee termination costs of which $0.1 million is accrued at March 31, 2003.

     In February 2003, we received net proceeds of $10.0 million in connection with the completion of a private placement of 2,105,263 shares of common stock at $4.75 per share, primarily to entities affiliated with Deerfield Management Company, Inc. On March 25, 2003, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to register the shares for resale.

ONYX PHARMACEUTICALS, INC.

     We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, primarily due to expenses associated with the development and commercialization of BAY 43-9006. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 2003, our accumulated deficit was approximately $169.6 million.

     Our business is subject to significant risks, including the risks inherent in our research and development efforts, the results of the BAY 43-9006 clinical trials, our dependence on collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. We currently have no products that have received marketing approval, and we have generated no revenues from the sale of products. We do not expect to generate revenues from the sale of proposed products in the foreseeable future. We expect that all of our revenues in the foreseeable future will be generated from collaboration agreements.

Results of Operations

Three months ended March 31, 2003 and 2002

Revenues

     We did not recognize any revenue for the three months ended March 31, 2003 as compared to $0.8 million for the three months ended March 31, 2002. Revenues for the three months ended March 31, 2002 were attributable to research funding for the now-terminated therapeutic virus collaboration with Warner-Lambert. We currently do not expect to recognize any revenue in 2003.

Research and Development Expenses

     Research and development expenses decreased six percent to $9.1 million for the three months ended March 31, 2003 as compared to $9.7 million for the same period in 2002. These results reflect an increase of $1.9 million in the current quarter as compared to the same period in 2002 for clinical development expenditures related to Onyx’s share of the codevelopment costs with Bayer for BAY 43-9006. The costs reflect multiple ongoing Phase I clinical trials and Phase II clinical trials initiated in the second half of 2002. Expenditures in our therapeutic virus program decreased $2.5 million in the current quarter compared to the same period in the prior year. In January 2003, we restructured our operations to reflect an increased priority on the development of BAY 43-9006 and suspended the development of ONYX-015, including clinical trials and manufacturing activities, pending the outcome of ongoing collaboration discussions. We also reduced research and development staff levels by approximately 30 percent. We expect our research and development expenses in 2003 to be less than 2002 levels.

     The major components of research and development costs include salaries and employee benefits, process and analytical development, clinical manufacturing, preclinical testing, clinical trial expenses, consulting and other third-party costs, supplies and materials, equipment depreciation and allocations of various overhead and occupancy costs. The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential products. In general, biopharmaceutical development involves a series of steps beginning with identification of a potential target and includes proof of concept in animals and Phase I, II and III clinical studies in humans, each of which is typically more expensive than the previous step. Success in development results in increasing expenditures, and the timing for completion of these steps is uncertain.

     The following table summarizes our principal product development initiatives, including the related stages of development for each product in development and the research and development expenses recognized in connection with each product. The information in the column labeled “Estimated Completion of Phase” is only our estimate of the timing of completion of the current in-process development phases. The actual timing of completion of those phases could

ONYX PHARMACEUTICALS, INC.

differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing and cost of completing a product development phase, see our “Business Risks” section below.

					Research and Development Costs
					For the Three Months Ended
					March 31,

Product		Phase of		Estimated
Candidate	Description	Development	Collaborator	Completion of Phase	2003	2002

					(In thousands)
BAY 43-9006	Small Molecule Inhibitor of Raf Kinase	Phase I Phase II	Bayer	2003 Unknown	$4,025	$2,154

ONYX-015(1)	p-53-Selective Replicating Virus	Phase II/III	—	Project on Hold	3,272	6,583

Therapeutic Viruses:		Preclinical	—		1,820	1,012
ONYX-411	RB-Selective Replicating Virus			2004

Armed Therapeutic Virus™ Products	RB-Selective Replicating Viruses Armed with Anticancer Genes			Unknown

Cell Cycle Kinases(2)	Small Molecule Inhibitor/Cyclin-Dependent Kinase	Preclinical	Pfizer	Late 2003/ Early 2004	—	—

			Total Research and Development Costs		$9,117	$9,749

(1)	Project suspended during current quarter. See Note 6.
(2)	Pfizer is responsible for research and development costs for this product candidate.

     The overall completion dates of our major research and development programs are estimates based on current information. The clinical development portion of these programs may span as many as seven to ten years, and estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biopharmaceutical products, including significant and changing government regulation, the uncertainty of future preclinical and clinical study results and uncertainties associated with process development and manufacturing as well as marketing. These risks and uncertainties make reliably estimating overall completion dates and total costs to complete development highly speculative. For additional discussion of factors affecting overall completion dates and total costs, see the “Business Risks” section below.

General and Administrative Expenses

     General and administrative expenses decreased seven percent to $1.3 million for the three months ended March 31, 2003 as compared with $1.4 million for the three months ended March 31, 2002. The decrease was attributable to a staff reduction of approximately 20 percent that impacted the administrative functions as a result of the restructuring in January 2003. It is anticipated that general and administrative expenses will remain at approximately the same level as the current period or increase slightly for the remainder of 2003.

Interest and Other Income, net

     We had interest income of $173,000 for the three months ended March 31, 2003 as compared with $344,000 for the three months ended March 31, 2002. The decrease in interest income of $171,000 was due to lower cash and investment balances in the first quarter of 2003 as compared to the same period in 2002. In January 2002, we licensed to Rigel Pharmaceuticals, Inc. assets from our small molecules discovery program for $175,000, which was recorded as other income. We did not recognize other income for the three months ended March 31, 2003.

ONYX PHARMACEUTICALS, INC.

Liquidity and Capital Resources

     Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities and revenue from collaborative research and development agreements to fund our operations.

     At March 31, 2003, we had cash, cash equivalents and marketable securities of $37.7 million, compared to $39.8 million at December 31, 2002. The decrease of $2.1 million was primarily attributable to cash used in operating activities of $12.3 million. The cash was used primarily for cofunding the clinical development program with Bayer for BAY 43-9006 and to fund our therapeutic virus program. This use of cash was partially offset by the private placement financing that we completed in February 2003, which raised net proceeds of $10.0 million.

     Total capital expenditures for equipment and leasehold improvements for the three-month period ended March 31, 2003, were $0.1 million. We currently expect to make expenditures for capital equipment and leasehold improvements of approximately $0.5 million for the remainder of 2003.

     We believe that our existing capital resources and interest thereon, including proceeds from the $10.0 million private placement financing completed in February 2003 along with cost savings from the January 2003 suspension of ONYX-015 development will be sufficient to fund our current and planned operations through mid-2004. In addition, we anticipate that Bayer will advance us $15.0 million under our collaboration agreement during 2003 for the initiation of Phase III clinical trials for BAY 43-9006 based on our continued cofunding of development costs. Pursuant to our collaboration agreement, this amount is repayable to Bayer from our share of profits and royalties from sales of BAY 43-9006. If the initiation of the BAY 43-9006 Phase III clinical trials is delayed, and the size and scope of Phase II clinical trials of BAY 43-9006 are increased, our clinical program development costs may increase without receiving the advance from Bayer. We also anticipate that our codevelopment costs for the BAY 43-9006 program will increase over the next several years as the Phase III clinical trial program advances. While these costs are unknown at the current time, we expect that we will need to raise substantial additional capital to continue the cofunding of the program and fund our therapeutic virus program in future periods.

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

     In collaboration with Bayer Pharmaceuticals Corporation, we are conducting multiple clinical trials of BAY 43-9006, which is an orally active small molecule Raf kinase inhibitor. We are currently conducting a number of Phase I clinical trials of BAY 43-9006 in combination with standard chemotherapeutic agents. Phase I trials are not designed to test the efficacy of a drug candidate but rather to test safety, to study pharmacokinetics, or how the body

ONYX PHARMACEUTICALS, INC.

processes the drug candidate, to study pharmacodynamics, or how the drug candidate acts on the body over a period of time, and to understand the drug candidate’s side effects at various dosing regimens and schedules.

     With Bayer, we are currently conducting single agent, open label Phase II clinical trials of BAY 43-9006 in liver, melanoma, renal and other cancers. Phase II trials are designed to explore the efficacy of a product candidate in several different types of cancers. We plan to initiate a Phase III clinical trial later this year. We believe that any clinical trial designed to test the efficacy of BAY 43-9006, whether Phase II or Phase III, will probably involve a large number of patients to achieve statistical significance and will be expensive. Therefore, we are planning to proceed directly to at least one Phase III clinical trial of BAY 43-9006 without randomized Phase II clinical trial data. We may conduct a lengthy and expensive clinical trial of BAY 43-9006 only to learn that this drug candidate is not an effective treatment. Historically, many companies have failed to demonstrate the effectiveness of pharmaceutical product candidates in Phase III clinical trials notwithstanding favorable results in Phase I or Phase II clinical trials. In addition, we may observe previously unforeseen adverse side effects.

     If efficacy of BAY 43-9006 is not demonstrated, or if previously unforeseen and unacceptable side effects are observed, we may not proceed with further clinical trials of BAY 43-9006. If we do not proceed with additional clinical trials of BAY 43-9006, we cannot seek regulatory approval of BAY 43-9006 with the U.S. Food and Drug Administration, or FDA, which will seriously harm our business.

     In our clinical trials, we treat patients who have failed conventional treatments and who are in advanced stages of cancer. During the course of treatment, these patients may die or suffer adverse medical effects for reasons unrelated to BAY 43-9006. These adverse effects may impact the interpretation of clinical trial results.

     The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the product candidates involved. We will not be able to market BAY 43-9006 unless we receive regulatory approval from the FDA or corresponding foreign regulatory agencies.

We are dependent upon collaborative relationships, in particular our collaborative relationship with Bayer, to develop, manufacture and commercialize our product candidates and to obtain regulatory approval, which could delay the development and commercialization of our product candidates.

     Our strategy for developing, manufacturing and commercializing our product candidates and obtaining regulatory approval depends in large part upon entering into and maintaining collaboration agreements with pharmaceutical companies or other collaborators. In particular, we are dependent on our relationship with Bayer related to the development and marketing of BAY 43-9006. If we are unable to maintain our collaborative relationship with Bayer and fail to establish new collaborative relationships, we would need to undertake these development, manufacturing and marketing activities at our own expense, which would significantly increase our capital requirements and limit the programs we are able to pursue.

     Our collaboration agreement with Bayer terminates when patents expire that were issued in connection with product candidates discovered under that agreement, or upon the time when neither we nor Bayer are entitled to profit sharing under that agreement, whichever is later. The patent application related to BAY 43-9006 is held by Bayer and, if issued, will expire in 2019, subject to possible patent-term extension, the entitlement for which and the term of which we cannot predict. Under the terms of the collaboration agreement, we and Bayer are conducting multiple clinical trials of BAY 43-9006. We and Bayer will review results of the Phase I and the ongoing Phase II clinical trials prior to deciding follow-on Phase II and Phase III trials. We and Bayer must agree on the development plan for BAY 43-9006. If we and Bayer cannot agree, clinical trial progress could be significantly delayed. Bayer has paid all the costs of research and preclinical development of this drug candidate.

ONYX PHARMACEUTICALS, INC.

     Under our agreement with Bayer, we have the opportunity to co-fund 50 percent of clinical development costs worldwide except in Japan, where Bayer will fund 100 percent of development costs and pay us a royalty on sales. We are currently co-funding 50 percent of development costs for BAY 43-9006, and depend on Bayer to co-fund the balance of these costs. Our collaboration agreement with Bayer does not, however, create an obligation for either us or Bayer to fund the development of BAY 43-9006, or any other product candidate. If a party declines to fund development or ceases to fund development of a product candidate under the collaboration agreement, then that party will be entitled to receive a royalty on any product which is ultimately commercialized, but not to share in profits. Bayer could, upon 60 days notice, elect at any time to terminate its co-funding of the development of BAY 43-9006. If Bayer terminates its cofunding of BAY 43-9006 development, Onyx may be unable to fund the development costs on its own and may be unable to find a new collaborator, since Bayer would receive a royalty on any product that is ultimately commercialized.

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

     Our collaboration agreement with Bayer calls for Bayer to advance us creditable milestone-based payments. Based on our continued co-funding of development costs, Bayer will advance us $15 million upon initiation of Phase III clinical trials, planned by the end of 2003. If Bayer elects to delay the initiation of Phase III clinical trials and the size and scope of Phase II clinical trials increase, our receipt of this $15 million advance will be delayed. If Bayer terminates its participation in the development of BAY 43-9006 prior to the initiation of Phase III clinical trials, we will not receive this $15 million advance. Failure to receive this $15 million advance could cause us to suffer a funding shortfall and seriously harm our business.

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

ONYX PHARMACEUTICALS, INC.

     Due to these factors and other possible disagreements with collaborators, we could suffer delays in the research, development or commercialization of our product candidates or we may become involved in litigation or arbitration, which would be time consuming and expensive.

Our clinical trials could take longer to complete than we project or may not be completed at all.

     Although for planning purposes we project the commencement, continuation and completion of clinical trials, the actual timing of these events may be subject to significant delays relating to various causes, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, and shortages of available drug supply. We may not commence clinical trials involving any of our product candidates or complete them as projected.

     We rely on our collaborative relationships, academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our product candidates. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. In addition, we may suffer a delay in the completion of any one of our clinical trials because of requests from the FDA to revise the size or scope of the clinical trial. Prior to the suspension of our ONYX-015 program in January 2003, we had, based on discussions with the FDA and the status of the development of the large-scale ONYX-015 manufacturing process, modified our ONYX-015 development plan. This modification resulted in delay of ONYX-015 clinical trials while we held discussions with the FDA to gain concurrence on the registration path in head and neck cancer or metastatic colorectal cancer. Failure to commence or complete, or delays in, any of our planned clinical trials would adversely affect our stock price and prevent us from commercializing our product candidates.

If a collaborator is involved in a business combination, or the collaborator’s business strategy changes, it may adversely affect our collaborative relationship.

     If a collaborator, particularly Bayer, is involved in a business combination, such as a merger, or is otherwise acquired, the newly combined entity may have different priorities for drug development and discovery than did the original collaborator. Bayer has announced that it may combine its pharmaceutical business with another entity that might have majority control over the combined entity.

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

ONYX PHARMACEUTICALS, INC.

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

     We believe that our existing capital resources and interest thereon will be sufficient to fund our current and planned operations through mid-2004. In addition, we anticipate that Bayer will advance us $15 million under our collaboration agreement during 2003 for the initiation of Phase III clinical trials for BAY 43-9006 based on our continued co-funding of development costs. If the initiation of a BAY 43-9006 Phase III clinical trial is delayed, and the number, size and scope of Phase II clinical trials of BAY 43-9006 are increased, our clinical program development costs may increase without receiving the advance from Bayer. We also anticipate that our co-development costs for the BAY 43-9006 program will increase over the next several years as the Phase III clinical trial program advances. While these costs are unknown at the current time, we expect that we will need to raise substantial additional capital to continue the co-funding of the BAY 43-9006 program and to fund our therapeutic virus program in future periods. We may have to curtail our funding of these programs if we cannot raise sufficient

ONYX PHARMACEUTICALS, INC.

capital. If we do not cofund development of BAY 43-9006, we would receive a royalty on future sales of any product that is ultimately commercialized, instead of a share of profits.

We have a history of losses, and we expect to continue to incur losses.

     Our net loss for the year ended December 31, 2000 was $7.5 million, for the year ended December 31, 2001 was $27.6 million, and for the year ended December 31, 2002 was $45.8 million. Our net loss for the three months ended March 31, 2003 was $10.7 million. As of March 31, 2003, we had an accumulated deficit of approximately $169.6 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs. We derived no significant revenues from product sales or royalties. We expect to incur significant and increasing operating losses over the next several years as we expand our research and development efforts, preclinical testing and clinical trial and manufacturing activities. We expect our operating losses to increase with our co-funding of ongoing BAY 43-9006 clinical trial costs under our collaboration agreement with Bayer. We expect that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in our research and development efforts, the establishment or termination of collaborations, the timing and amount of collaboration payments under the terms of our collaboration agreements, or the initiation, success or failure of clinical trials.

     We do not expect to generate revenues from the sale of products for the foreseeable future. We expect that substantially all of our revenues for the foreseeable future will result from payments under our collaboration agreements. Our ability to achieve profitability depends upon our success in completing development of our potential products, obtaining required regulatory approvals and manufacturing and marketing our approved product candidates.

Chiron Corporation may have preferential rights to establish collaborations with us, which may complicate our future collaborative arrangements.

     We were established in April 1992 by means of a transfer from Chiron to us of the drug discovery program conducted at Chiron by Dr. Frank McCormick, our scientific founder, and his research team. Under the agreement executed at that time, we granted Chiron preferential rights to receive product licenses in the fields of diagnostics and vaccines, and also established a mechanism for our making proposals to Chiron for future collaborations. Chiron has advised us that it believes this mechanism requires us to offer gene therapy programs to Chiron before licensing any of these programs to a third party. We executed our agreement with Warner-Lambert for the development of ONYX-015 and two other virus products pursuant to a waiver letter from Chiron. In addition, we recently received a waiver letter from Chiron covering our RB-selective therapeutic viruses, including ONYX-411, and RB-selective Armed Therapeutic Virus™ product candidates. If Chiron does not grant us further waivers and asserts rights under the April 1992 agreement, or if disputes arise, we may encounter difficulties or delays in entering into future collaborations for other virus product candidates that have been armed with various genes.

We do not have manufacturing expertise or capabilities and are dependent on third parties to fulfill our manufacturing needs, which could result in the delay of clinical trials or regulatory approval.

     We lack the resources, experience and capabilities to manufacture our product candidates on our own. We would require substantial funds to establish these capabilities. Consequently, we are dependent on third parties, including collaborative parties and contract manufacturers, to manufacture our products, if any, and product candidates. These parties may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance and shortage of qualified personnel. These third parties may not perform as agreed or may not continue to manufacture our products for the time required by us to successfully market our products. These third parties may fail to deliver the required quantities of our products, if any, or product candidates on a timely basis and at commercially reasonable prices. Failure by these third parties could delay our clinical trials and our applications for regulatory approval. If these third parties do not adequately perform, we may be forced to incur additional expenses to pay for the manufacture of products or to develop our own manufacturing capabilities.

ONYX PHARMACEUTICALS, INC.

We have experienced problems in the past with the manufacture of ONYX-015, and currently have only a single source for its manufacture. This source may in the future be unable or unwilling to deliver the required quantities, and we may not be able to find replacement manufacturers.

     We are aware of only a limited number of manufacturers who we believe would have the ability and capacity to manufacture ONYX-015 or any other therapeutic viruses we may develop at a scale or of a quality commensurate with our clinical development needs. In January 2003, in connection with the restructuring of our operations, we halted all clinical studies of ONYX-015 for head and neck cancer, and suspended ONYX-015 manufacturing operations at XOMA (US) LLC. At the time of suspension of our ONYX-015 program, we relied on XOMA as the sole source for the manufacture of ONYX-015, and we do not currently have an alternate manufacturer of ONYX-015. If we resume the development of ONYX-015, we may not be able to resume manufacturing operations at XOMA in a timely or cost effective manner, or at all. Inability to receive sufficient supply of ONYX-015 from XOMA would delay or inhibit any resumption of our ONYX-015 clinical trials.

We do not have marketing or sales experience or capabilities and are dependent on the efforts of others, which could limit our ability to commercialize our product candidates.

     If we receive regulatory approval for a product candidate, we may enter into agreements with third parties to market and sell that product. We may not be able to enter into marketing and sales agreements with others on acceptable terms, if at all. To the extent that we enter into marketing and sales agreements with other companies, our revenues, if any, will depend on the efforts of others. We also have the right under our collaboration agreement with Bayer to co-promote BAY 43-9006 in the United States in conjunction with Bayer. If we are unable to enter into third-party agreements or if we are exercising our rights to co-promote a product, then we will have to develop marketing and sales capabilities. We may not successfully establish marketing and sales capabilities or have sufficient resources to do so. If we do not develop marketing and sales capabilities, we may not meet our co-promotion obligations under our collaboration agreements, which could result in our losing these co-promotion rights.

     If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations and we will incur additional expenses.

If we lose our key employees and consultants or are unable to attract or retain qualified personnel, our business could suffer.

     Our future success will depend in large part on the continued services of our key scientific and management personnel, including Hollings C. Renton, our Chairman, President and Chief Executive Officer, and each of our other executive officers. The loss of the services of one or more of our key employees could have an adverse impact on our business. We do not maintain key person life insurance on any of our officers, employees or consultants, other than for our chief executive officer. Any of our key personnel could terminate their employment with us at any time and without notice. We depend on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, and other research institutions. Because of the scientific nature of our business, we are highly dependent on principal members of our scientific and management staff.

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

ONYX PHARMACEUTICALS, INC.

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

     BAY 43-9006 is designed to act as a Raf inhibitor, blocking inappropriate growth signals in tumor cells by inhibiting Raf kinase, an enzyme that induces cancer cell growth. BAY 43-9006 is the first Raf inhibitor to reach the stage of clinical testing, and there is currently no direct evidence that the inhibition of Raf is an effective treatment for cancer in humans. The anticancer activity of BAY 43-9006 was studied using preclinical models. However, preclinical models to study anticancer activity of compounds are not necessarily predictive of clinical efficacy of these compounds in the treatment of human cancer sufficient to warrant a full commercial development program. BAY 43-9006 has also been tested in Phase I human clinical trials, but the number of patients in these trials was insufficient to draw statistically significant conclusions as to clinical efficacy of the compound. Raf inhibition, the method of action of BAY 43-9006, may ultimately fail as an effective treatment of cancer in humans, or BAY 43-9006 may not inhibit Raf sufficiently to be effective. If Raf inhibition is not an effective treatment of cancer in humans, BAY 43-9006 will have no commercial value as a drug candidate, which could seriously harm our business.

We do not fully understand the biological characteristics of our therapeutic viruses, and their interactions with other drugs and the human immune and other defense systems, which may cause us to fail to demonstrate the safety and effectiveness of our product candidates in clinical trials.

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

Even if our product candidates are approved, the market may not accept these products.

     Even if our product development efforts are successful and even if the requisite regulatory approvals are obtained, our product candidates may not gain market acceptance among physicians, patients, healthcare payers and the medical community. A number of additional factors may limit the market acceptance of products including the following:

•	rate of adoption by healthcare practitioners;

•	types of cancer for which the product is approved;

ONYX PHARMACEUTICALS, INC.

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

     If any of our product candidates do not achieve market acceptance, we may lose our investment in that product candidate which may cause our stock price to decline.

Adverse events in the field of viral gene therapy may negatively affect regulatory approval or public perception of our product candidates, which could delay our clinical trials.

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

     We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market product candidates that will compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials. Competitors that target the same tumor types as our BAY 43-9006 program and that have product candidates in clinical development include Pfizer, Astra Zeneca PLC, OSI Pharmaceuticals, Inc., Genentech, Inc. and Abgenix, Inc., among others. Pfizer is conducting Phase II clinical trials with a small molecule targeting MEK kinase, an enzyme that is also involved in the Ras signaling pathway. In addition, potential competition may come from agents that target Epidermal Growth Factor, or EGF, receptors and Vascular Endothelial Growth Factor, or VEGF, receptors. These agents include antibodies and small molecules. In particular, OSI Pharmaceuticals and Astra Zeneca are developing small molecule inhibitors of EGF receptor tyrosine kinase. These product candidates, IRESSA™ and Tarceva™, are currently in Phase III clinical trials. IRESSA has been approved for commercial sale in Japan for non-small cell lung cancer. Companies working on developing antibody approaches include ImClone Systems, Inc. and Abgenix with antibodies targeting EGF receptors, and Genentech with an antibody targeting VEGF receptors. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for or be used in combination with BAY 43-9006.

     There are many cancer gene therapy clinical trials, some of which are evaluating agents that may be competitive to our therapeutic viruses. One example is Advexin, or Adeno-p53, from Introgen Therapeutics, Inc.

ONYX PHARMACEUTICALS, INC.

There are also other oncolytic viruses that may be competitive with our therapeutic viruses. One of these is Cell Genesys, Inc.’s oncolytic virus, CG7870, which is in Phase I/ II trials for prostate cancer patients with localized, recurrent disease.

     If approved, the product candidates of these and other competitors now in clinical trials will compete directly with BAY 43-9006 and, if its development is resumed, ONYX-015. Many of our competitors, either alone or together with collaborators, have substantially greater financial resources and larger research and development staffs than we do. In addition, many of these competitors, either alone or together with their collaborators, have significantly greater experience than we do in:

•	developing products;

•	undertaking preclinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of products; and

•	manufacturing and marketing products.

     Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing product candidates before we do. If we commence commercial product sales, we will compete against companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience.

     We also face, and will continue to face, competition from academic institutions, government agencies and research institutions. Further, we face numerous competitors working on product candidates to treat each of the diseases for which we are seeking to develop therapeutic products. In addition, our product candidates compete with existing therapies that have long histories of safe and effective use. We may also face competition from other drug development technologies and methods of preventing or reducing the incidence of disease and other classes of therapeutic agents.

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

     We anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding other cancer therapies continue to accelerate. If our product candidates receive regulatory approval but cannot compete effectively in the marketplace, our business will suffer.

We are subject to extensive government regulation, which can be costly, time consuming and subject us to unanticipated delays; even if we obtain regulatory approval for some of our product candidates, those products may still face regulatory difficulties.

     Our product candidates under development are subject to extensive and rigorous domestic and foreign regulation. We have not received regulatory approval in the United States or any foreign market for any of our product candidates.

     We expect to rely on collaborative parties to file investigational new drug applications and generally direct the regulatory approval process for many of our product candidates. These collaborative parties may not obtain necessary approvals from the FDA or other regulatory authorities for any product candidates. If we fail to obtain

ONYX PHARMACEUTICALS, INC.

required governmental approvals, we or our collaborative parties will experience delays in or be precluded from marketing products developed through our research. In addition, the commercial use of our products will be limited. If we have disagreements as to ownership of clinical trial results or regulatory approvals, and the FDA refuses to recognize us as holding, or having access to, the regulatory approvals necessary to commercialize our product candidates, we may experience delays in or be precluded from marketing products developed through our research.

     The regulatory review and approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Additional or more rigorous governmental regulations may be promulgated that could delay regulatory approval of our or a collaborator’s product candidates. Delays in obtaining regulatory approvals may:

•	adversely affect the successful commercialization of any product candidates that we or our collaborators develop;

•	impose costly procedures on us or our collaborators;

•	diminish any competitive advantages that we or our collaborators may attain; and

•	adversely affect our receipt of revenues or royalties.

     In addition, problems or failures with the products of others, including our competitors, could have an adverse effect on our ability to obtain or maintain regulatory approval for any of our product candidates.

If testing of a particular product does not yield successful results, then we will be unable to commercialize that product.

     If preclinical or clinical testing of one or more of our product candidates does not yield successful results, the product will fail. To achieve the results we need, we must demonstrate our product candidate’s safety and effectiveness in humans through extensive preclinical and clinical testing. Numerous unforeseen events may arise during, or as a result of, the testing process, including the following:

•	safety and effectiveness results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials;

•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	after reviewing test results, we or our collaborators may abandon projects that we previously believed to be promising;

•	we, our collaborators or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks; and

•	potential product candidates may not have the desired effect or may have undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

     Clinical testing is very expensive and can take many years. The failure to adequately demonstrate the safety and effectiveness of a product would delay or prevent regulatory approval of the product.

We may not be able to protect our intellectual property or operate our business without infringing upon the intellectual property rights of others.

ONYX PHARMACEUTICALS, INC.

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

     As of May 1, 2003, we held 36 United States patents and had more than 26 patent applications pending before the United States Patent and Trademark Office. For some of our discoveries, corresponding non-U.S. patent protection has been received or is pending. As of May 1, 2003, we held 2 European Patents that cover ONYX-015, and have 9 European Patent applications pending, including one that covers ONYX-411. Additionally, we have corresponding patents or patent applications pending or granted in other foreign jurisdictions. Aspects of all of our product candidates that are in clinical trials are covered by issued patents and/or pending applications in the United States. In the case of BAY 43-9006, the patent application covering this product candidate is held by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. Of the 36 U.S. patents that we hold, four patents relate to our product candidate ONYX-015, and have expiration dates between 2013 and 2015, subject to possible patent-term extension, the entitlement for which and the term of which we cannot predict. Two United States patent applications covering ONYX-411 are pending and, if issued, will expire in 2020, subject to possible patent-term extension, the entitlement for which and the term of which we cannot predict. The United States patent application for BAY 43-9006 is held by Bayer and, if issued, will expire in 2019, subject to possible patent-term extension, the entitlement for which and the term of which we cannot predict.

     We are a party to various license agreements that give us rights to use specified technologies in our research and development processes. If we are not able to continue to license any such technology on commercially reasonable terms, our product development and research may be delayed. In addition, we generally do not control the patent prosecution of in-licensed technology and, accordingly, are unable to exercise the same degree of control over this intellectual property as we exercise over our internally developed technology.

     Our existing patent rights may not have a deterrent effect on competitors who are conducting or desire to commence competitive research programs with respect to the biological targets or fields of inquiry that we are pursuing. Our ultimate patent position will depend on our ability to obtain effective patent coverage for the compositions of matter identified in these research programs. Because these programs are at an early stage, we cannot determine whether potential products that we may derive from our drug discovery program may be subject to the patent rights of third parties. Although third parties may challenge our rights to, or the scope or validity of our patents, to date, we have not received any communications from third parties challenging our patents or patent applications covering our product candidates.

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

ONYX PHARMACEUTICALS, INC.

remain in existence for only a short period following commercialization, which would reduce or eliminate any advantage the patents may give us.

     We may not have been the first to make the inventions covered by each of our issued or pending patent applications, or we may not have been the first to file patent applications for such inventions. Competitors may have independently developed technologies similar to ours. We may need to license the right to use third-party patents and intellectual property to develop and market our product candidates. We may not acquire required licenses on acceptable terms, if at all. If we do not obtain these required licenses, we may need to design around other parties’ patents, or we may not be able to proceed with the development, manufacture or, if approved, sale of our product candidates. We may face litigation to defend against claims of infringement, assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ proprietary rights.

     Our research and development collaborators may have rights to publish data and information in which we have rights. In addition, we sometimes engage individuals, entities or consultants to conduct research that may be relevant to our business. The ability of these individuals, entities or consultants to publish or otherwise publicly disclose data and other information generated during the course of their research is subject to certain contractual limitations. The nature of the limitations depends on various factors, including the type of research being conducted, the ownership of the data and information and the nature of the individual, entity or consultant. In most cases, these individuals, entities or consultants are, at the least, precluded from publicly disclosing our confidential information and are only allowed to disclose other data or information generated during the course of the research after we have been afforded an opportunity to consider whether patent and/or other proprietary protection should be sought. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our technology and other confidential information, then our ability to receive patent protection or protect our proprietary information will be harmed. In addition, we may require interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions relating to our patent applications. These activities, and especially patent litigation, are costly.

     Specifically, we are aware of patent applications filed in the United States and abroad that, if they were to issue, would cover ONYX-015 and other viruses that selectively replicate, including our RB-selective viruses. We are aware of patents that may affect our ability to produce and purify viruses. We are also aware of patent applications that claim enzymes for converting drugs to their active forms for treating disease, including cancers, and claim methods of delivering the enzymes using a virus. We may be unable to commercialize our product candidates affected by these patents, if any of these patents are issued and we are unable to:

•	successfully challenge any claims asserting that our product candidates infringe the patent;

•	design around the patent; or

•	negotiate a reasonable license under the patent.

We face product liability risks and may not be able to obtain adequate insurance.

     The use of any of our product candidates in clinical trials, and the sale of any approved products, exposes us to liability claims. Although we are not aware of any historical or anticipated product liability claims against us, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates.

     We believe that we have obtained reasonably adequate product liability insurance coverage for our clinical trials. While we currently have not received marketing approval for any of our product candidates, we intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained. However, insurance coverage is becoming increasingly expensive. We may not be able to maintain insurance

ONYX PHARMACEUTICALS, INC.

coverage at a reasonable cost. We may not be able to obtain additional insurance coverage that will be adequate to cover product liability risks that may arise should one of our product candidates receive marketing approval. Regardless of merit or eventual outcome, product liability claims may result in:

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

     Our research and process development activities involve the controlled storage, use, and disposal of hazardous materials, including infectious agents, corrosive, explosive and flammable chemicals and various radioactive compounds. We are subject to federal, state, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials.

     In the event of an accident, state or federal authorities may curtail our use of these materials and we could be liable for any civil damages that result, which may exceed our financial resources and may seriously harm our business. While we believe that the amount of insurance we carry is sufficient for typical risks regarding our handling of these materials, it may not be sufficient to cover extraordinary or unanticipated events. Additionally, an accident could damage, or force us to shut down, our research facilities and operations. In addition, if we develop a manufacturing capacity, we may incur substantial costs to comply with environmental regulations and would be subject to the risk of accidental contamination or injury from the use of hazardous materials in our manufacturing process.

Our stock price is highly volatile.

     The market price of our common stock has been highly volatile and is likely to continue to be volatile. For example, during the two-year period beginning January 1, 2001 and ending December 31, 2002, the closing sales price for one share of our common stock reached a high of $13.63 and a low of $3.50. Factors affecting our stock price include:

•	results of clinical trials from BAY 43-9006;

•	ability to accrue patients into clinical trials;

•	success or failure in obtaining regulatory approval by us or our competitors;

•	public concern as to the safety and efficacy of our product candidates;

•	developments concerning the business of collaborative parties or their transactions with third parties;

•	developments in our relationship with collaborative parties;

ONYX PHARMACEUTICALS, INC.

•	developments in patent or other proprietary rights;

•	additions or departures of key personnel;

•	announcements by us or our competitors of technological innovations or new commercial therapeutic products;

•	published reports by securities analysts;

•	fluctuations in stock market price and volume, which are particularly common among securities of biotechnology companies;

•	fluctuations in our operating results;

•	statements of governmental officials; and

•	changes in healthcare reimbursement policies.

Existing stockholders have significant influence over us.

     Our executive officers, directors and 5 percent stockholders own, in the aggregate, approximately 36 percent of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

ONYX PHARMACEUTICALS, INC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we place our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting

ONYX PHARMACEUTICALS, INC.

the term, and hold investments to maturity except under rare circumstances. We classify our cash equivalents or marketable securities as fixed rate if the rate of return on an instrument remains fixed over its term. As of March 31, 2003, all of our cash equivalents and marketable securities were classified as fixed rate. There were no significant changes in our market risk exposures during the three months ended March 31, 2003. For further discussion of our market risk exposures, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures: The Company’s principal executive and financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days before the filing date of this Form 10-Q. Based on that evaluation, the Company’s principal executive and financial officer concluded that the Company’s disclosure controls and procedures are effective in timely providing him with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.

(b)	Changes in internal controls: There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ONYX PHARMACEUTICALS, INC.

PART II: OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On February 13, 2003, the Company received net proceeds of approximately $10.0 million in connection with the completion of a private placement of 2,105,263 shares of its common stock at $4.75 per share, primarily to entities affiliated with Deerfield Management Company, Inc. Proceeds from the offering will be used primarily for working capital purposes with a priority on the clinical development of BAY 43-9006, a novel small molecule anticancer compound expected to enter Phase III clinical testing later this year in codevelopment with Bayer Corporation. The financing was exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D of the Securities Act. The Company filed a registration statement on Form S-3 with the Securities and Exchange Commission on March 25, 2003 for the resale of the shares.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

99.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.

b)	Reports on Form 8-K

On January 30, 2003, the Company filed a Current Report on Form 8-K, reporting under Item 5 that on January 27, 2003, the Company announced that it is putting an increased priority on the development of BAY 43-9006, a novel small molecule anticancer compound in codevelopment with Bayer Corporation; is restructuring its operations and is discontinuing the clinical development of ONYX-015, a therapeutic virus product, pending the outcome of ongoing partnering discussions; and that it will immediately halt all clinical studies of ONYX-015 for head and neck cancer, suspend all related manufacturing activity and reduce staff by 25 percent.

ONYX PHARMACEUTICALS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.

Date: May 15, 2003	By:	/s/ Hollings C. Renton
Hollings C. Renton
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive and Financial Officer)

Date: May 15, 2003	By:	/s/ Marilyn E. Wortzman
Marilyn E. Wortzman
Vice President, Finance
(Principal Accounting Officer)

ONYX PHARMACEUTICALS, INC.

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

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003

/s/ Hollings C. Renton
Hollings C. Renton
Chairman of the Board, President and Chief
Executive Officer
(Principal Executive and Financial Officer)

ONYX PHARMACEUTICALS, INC.

EXHIBIT INDEX

99.1	Certification pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002.