Form 10-Q
period 2003-06-30
ONYX PHARMACEUTICALS INC
filed 2003-08-14
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

☒	Yes	☐	No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒	Yes	☐	No

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 29,125,351 as of August 7, 2003.

O N Y X      P H A R M A C E U T I C A L S,      I N C.

INDEX

PART I:   FINANCIAL INFORMATION

O N Y X      P H A R M A C E U T I C A L S,      I N C.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

CONDENSED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,866	$11,014
Marketable securities	19,097	28,819
Other current assets	1,107	1,351

Total current assets	30,070	41,184
Property and equipment, net	2,314	2,834
Notes receivable	275	275
Other assets	401	1,948

	$33,060	$46,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$538	$736
Accrued restructuring	1,750	31
Accrued liabilities	520	768
Accrued clinical trials and related expenses	7,011	9,762
Accrued compensation	401	1,160

Total current liabilities	10,220	12,457
Advance from collaboration partner	5,000	5,000
Commitments
Stockholders’ equity:
Common stock	24	22
Additional paid-in capital	198,795	187,633
Accumulated other comprehensive income	26	40
Accumulated deficit	(181,005)	(158,911)

Total stockholders’ equity	17,840	28,784

	$33,060	$46,241

See accompanying notes.

O N Y X      P H A R M A C E U T I C A L S,      I N C.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue:
Contract revenue from related parties	$—	$707	$—	$1,537

Total revenue	—	707	—	1,537

Operating expenses:
Research and development	6,944	11,357	16,061	21,106
General and administrative	1,563	1,549	2,865	2,942
Restructuring	2,759	—	3,201	—

Total operating expenses	11,266	12,906	22,127	24,048

Loss from operations	(11,266)	(12,199)	(22,127)	(22,511)
Interest income	135	320	308	664
Other income	—	—	—	175
Other expense – related party	275	—	275	—

Net loss	$(11,406)	$(11,879)	$(22,094)	$(21,672)

Basic and diluted net loss per share	$(0.48)	$(0.58)	$(0.95)	$(1.11)

Shares used in computing basic and diluted net loss per share	23,820	20,355	23,274	19,459

See accompanying notes.

O N Y X      P H A R M A C E U T I C A L S,      I N C.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(22,094)	$(21,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	811	923
Restructuring	2,781	—
Loss on impairment of investment	275	—
Stock-based compensation and other	222	179
Changes in assets and liabilities:
Other current assets	236	(1,045)
Other assets	39	(70)
Accounts payable	(198)	387
Accrued liabilities	(277)	(220)
Accrued clinical trials and related expenses	(2,751)	1,075
Accrued compensation	(759)	(169)
Deferred revenue	—	(913)

Net cash used in operating activities	(21,715)	(21,525)

Cash flows from investing activities:
Purchases of marketable securities	(10,098)	(17,924)
Maturities of marketable securities	19,806	13,672
Capital expenditures	(87)	(176)
Notes receivable from related parties	—	44

Net cash provided by (used in) investing activities	9,621	(4,384)

Cash flows from financing activities:
Net proceeds from issuances of common stock	10,946	19,150

Net cash provided by financing activities	10,946	19,150

Net decrease in cash and cash equivalents	(1,148)	(6,759)
Cash and cash equivalents at beginning of period	11,014	39,568

Cash and cash equivalents at end of period	$9,866	$32,809

See accompanying notes.

O N Y X      P H A R M A C E U T I C A L S,      I N C.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any other future operating periods.

     The condensed balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the financial statements and footnotes thereto included in the Onyx Pharmaceuticals, Inc. (the “Company” or “Onyx”) Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2. Stock-Based Compensation

     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), to account for employee stock options because the alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

     The pro forma information regarding net loss and loss per share prepared in accordance with SFAS 123, as amended by SFAS 148, has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123. The fair value of options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Risk-free interest rate	2.26%	3.68%	2.35%	3.65%
Expected life	3.2 years	2.9 years	3.0 years	2.8 years
Expected volatility	0.88	0.85	0.90	0.85
Expected dividends	None	None	None	None
Weighted average option fair value	$5.44	$3.42	$3.32	$3.07

O N Y X      P H A R M A C E U T I C A L S,      I N C.

     The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net loss – as reported	$(11,406)	$(11,879)	$(22,094)	$(21,672)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects	542	149	922	687

Pro forma net loss	$(11,948)	$(12,028)	$(23,016)	$(22,359)

Loss per share:
Basic and diluted net loss per share – as reported	$(0.48)	$(0.58)	$(0.95)	$(1.11)

Basic and diluted net loss per share – pro forma	$(0.50)	$(0.59)	$(0.99)	$(1.15)

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

Note 4. Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gain (loss) on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity. Comprehensive loss and its components are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(In thousands)
Net loss	$(11,406)	$(11,879)	$(22,094)	$(21,672)
Other comprehensive income (loss):
Net unrealized loss on available-for-sale securities	(12)	(6)	(14)	(84)

Comprehensive loss	$(11,418)	$(11,885)	$(22,108)	$(21,756)

Note 5. Recently Issued Accounting Standards

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred. Previous guidance in Emerging Issues Task Force, (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” required that a liability for an exit cost be recognized at the date of a company’s commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003 and recorded its January and June 2003 restructurings in accordance with the provisions of SFAS 146.

O N Y X      P H A R M A C E U T I C A L S,      I N C.

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

     In November 2002, the FASB issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF
00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 will have a material effect on its financial position and results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company’s adoption of the disclosure requirements in January 2003 did not have an impact on the Company’s financial position or results of operations. The adoption of the recognition requirements of FIN 46 in June 2003 did not have a material impact on the Company’s financial position or results of operations.

     Note 6. Restructuring

     In June 2003, the Company announced the discontinuation of its therapeutic virus program and the termination of all internal research activities. The decision was part of a business realignment that placed an increased priority on the development of BAY 43-9006, Onyx’s lead product candidate that is being developed jointly with Bayer Pharmaceuticals Corporation. As a first step in the realignment, in January 2003, the Company suspended Phase II and Phase III clinical trials of ONYX-015 for head and neck cancer, canceled plans to initiate a Phase II trial in metastatic colorectal cancer and suspended all manufacturing activity. In the quarter ended March 31, 2003, the Company reduced staff levels by approximately 25 positions and recognized approximately $0.4 million of restructuring charges primarily related to employee termination costs, all of which were paid by June 30, 2003. In the quarter ended June 30, 2003, the Company announced it will further reduce staff levels by approximately 50 positions, the majority of which are associated with research and development for the therapeutic virus program and the remainder are general and administrative staff. The Company recorded $2.8 million of restructuring expenses in the quarter ended June 30, 2003. Of this amount, $0.3 million was due to severance-related benefits. All 50 employees were notified prior to June 30, 2003. Certain of the terminated employees must provide services to the Company beyond the minimum retention period of 60 days to receive severance-related benefits. For those employees, the Company measured the fair value of the severance-related benefits at the communication date and will amortize the amount over the expected

O N Y X      P H A R M A C E U T I C A L S,      I N C.

service period, which ranges from 80 days to six months. The fair value of the severance-related benefits was $1.3 million, of which $0.3 million was amortized to restructuring expenses during the three months ended June 30, 2003. The Company expects to record a majority of the remaining severance charges of $1.0 million in the quarter ending September 30, 2003, and the remainder by December 31, 2003. The remaining restructuring charge of $2.5 million recorded in the quarter ended June 30, 2003 was due to the termination of the process development and manufacturing agreement with XOMA (US) LLC, including a termination fee of $1.0 million, a $1.0 million write-off of the unamortized up-front payment originally made in 2001, and $0.5 million of other obligations under the contract.

     Of the $2.8 million restructuring expenses recognized during the second quarter, at June 30, 2003, $1.8 million was accrued, including $1.5 million for the termination of the XOMA agreement and $0.3 million for severance-related benefits.

Note 7. Sale of Equity Securities

     In February 2003, the Company received net proceeds of $10.0 million in connection with the completion of a private placement of 2,105,263 shares of its common stock at $4.75 per share, primarily to entities affiliated with Deerfield Management Company. These shares were registered for resale in June 2003.

Note 8. Related Party Transaction

     In November 2001, the Company sold and licensed to Syrrx, Inc. assets from the Company’s small molecules discovery program in exchange for Syrrx preferred stock valued at $800,000, which was recorded as “Other income.” The value of the preferred stock was initially determined based on similar sales of Syrrx preferred stock for cash. In December 2002, the Company recorded a $100,000 expense to reduce the value of its Syrrx investment. In the quarter ended June 30, 2003, based on a further round of financing completed by Syrrx in April 2003, the Company recorded an additional write-down of $275,000 as “Other expense” to reduce the carrying value of the investment. Management considers the reduction in carrying value of the investment to be other than temporary. A director and officer of Syrrx is a member of the board of directors of Onyx.

Note 9. Subsequent Events

     On July 25, 2003, the Company sold 5.0 million shares of common stock at a price of $15.25 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The Company received an aggregate of approximately $71.2 million of net proceeds from this public offering. On August 1, 2003, the underwriters for the offering purchased an additional 179,000 shares of the Company’s common stock to cover over-allotments at a price of $15.25 per share. The Company received an aggregate of approximately $2.5 million of net proceeds

O N Y X      P H A R M A C E U T I C A L S,      I N C.

from the sale of these additional shares.

O N Y X      P H A R M A C E U T I C A L S,      I N C.

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

Overview

     We are a biopharmaceutical company dedicated to developing innovative therapies targeting the molecular mechanisms that cause cancer. A common feature of cancer cells is the abnormal activation of signaling pathways, in particular, those that cause tumor growth. Applying our scientific expertise in the fields of oncology and small molecule drug discovery, our product candidates are designed to inhibit proteins that signal excess cancer cell growth. By exploiting the genetic differences between cancer cells and normal cells, we focus on creating anticancer therapies that inhibit the growth of malignant cells but minimize damage to healthy tissue. Our lead product candidate, BAY 43-9006, which has emerged from our long-standing collaboration with Bayer Pharmaceuticals Corporation, or Bayer, is one of a new class of anticancer treatments. Several U.S. Food and Drug Administration, or FDA, approved drugs developed and owned by others validate the targeting of growth signaling pathways to treat cancer, but ours is the first small molecule to enter clinical trials that targets the enzyme, RAF kinase.

     BAY 43-9006 is an orally available agent designed to inhibit the enzyme RAF kinase and thereby selectively block a cascade of biochemical signals known as the RAS pathway. The RAS pathway plays an important role in tumor growth and is abnormally activated in many human cancers by various mechanisms. In approximately 20 percent of human cancers, a RAS gene is activated by mutation. In addition, researchers recently found that a specific RAF kinase, BRAF, is activated by mutation in two-thirds of melanomas and is also involved in several other cancers.

     Together with Bayer, we are conducting multiple clinical trials of BAY 43-9006. Under our collaboration with Bayer, we are jointly developing and intend to commercialize BAY 43-9006, except in Japan where Bayer funds all development costs, and we will receive a royalty on any marketed product. To date, over 600 patients have been enrolled in various clinical trials. Phase II clinical trials of BAY 43-9006 are underway for the treatment of liver, melanoma, kidney and other cancers. These trials were initiated in August 2002 based on preliminary Phase I data which showed that the compound was well tolerated and provided early evidence of antitumor activity. We plan to initiate the first of at least two Phase III clinical trials of BAY 43-9006 by the end of 2003. In addition, a Phase I clinical trial in Canada is being conducted in patients with acute myelogenous leukemia, or AML, and myelodysplastic syndrome, or MDS.

     In collaboration with Warner-Lambert Company, now a subsidiary of Pfizer Inc, we have identified a number of other lead compounds that modulate the activity of key enzymes that regulate the process whereby a single cell replicates itself and divides into two identical new cells, a process known as the cell cycle. Mutations in genes that regulate the cell cycle are present in a majority of human cancers. Pfizer is currently advancing a lead candidate from that collaboration, a small molecule cell cycle inhibitor targeting a cyclin-dependent kinase. We believe Pfizer expects to enter Phase I clinical trials with its candidate in early 2004.

     Prior to June 2003, in addition to our small molecule program, we were developing therapeutic viruses that selectively replicate in cells with cancer-causing genetic mutations. In June 2003, we announced the discontinuation of our therapeutic virus program and the termination of all internal research activities. The decision was part of a business realignment that placed an increased priority on the development of BAY 43-9006. As a first step in the realignment, in January 2003, we suspended Phase II and Phase III clinical trials of ONYX-015 for head and neck cancer, canceled plans to initiate a Phase II trial in metastatic colorectal cancer and suspended all manufacturing activity. In the quarter ended March 31, 2003, we

O N Y X      P H A R M A C E U T I C A L S,      I N C.

reduced staff levels by approximately 25 positions and recognized approximately $0.4 million of restructuring charges primarily related to employee termination costs, all of which were paid by June 30, 2003. In the quarter ended June 30, 2003, we announced we will further reduce staff levels by approximately 50 positions, the majority of which are associated with research and development for the therapeutic virus program and the remainder are general and administrative staff. We recorded $2.8 million of restructuring expenses in the quarter ended June 30, 2003. Of this amount, $0.3 million was due to severance-related benefits. All 50 employees were notified prior to June 30, 2003. Certain of the terminated employees must provide services to Onyx beyond the minimum retention period of 60 days to receive severance-related benefits. For those employees, we measured the fair value of the severance-related benefits at the communication date and will amortize the amount over the expected service period, which ranges from 80 days to six months. The fair value of the severance-related benefits was $1.3 million, of which $0.3 million was amortized to restructuring expenses during the three months ended June 30, 2003. We expect to record a majority of the remaining severance charges of $1.0 million in the quarter ending September 30, 2003, and the remainder by December 31, 2003. The remaining restructuring charge of $2.5 million recorded in the quarter ended June 30, 2003 was due to the termination of our process development and manufacturing agreement with XOMA (US) LLC, or XOMA, including a termination fee of $1.0 million, a $1.0 million write-off of the unamortized up-front payment originally made in 2001, and $0.5 million of other obligations under the contract.

     Of the $2.8 million restructuring expenses recognized during the second quarter, at June 30, 2003, $1.8 million was accrued, including $1.5 million for the termination of the XOMA agreement and $0.3 million for severance-related benefits.

     We may also incur charges of up to $3.3 million related to the expected early termination of our facility lease and the abandonment of certain property and equipment. These estimated charges will be recorded when a loss has been incurred or at the cease use date. At this time, we are not certain when this loss or the cease use date will occur or the amount of the loss, if any. We anticipate that the restructuring activities in January and June 2003 will reduce our quarterly operating expenses; however, these savings are expected to be fully offset by our share of the increased codevelopment costs for BAY 43-9006 as the compound advances through clinical trials.

     In February 2003, we received net proceeds of $10.0 million in connection with the completion of a private placement of 2,105,263 shares of common stock at $4.75 per share, primarily to entities affiliated with Deerfield Management Company. These shares were registered for resale in June 2003.

     On July 25, 2003, we sold 5.0 million shares of our common stock at $15.25 per share in an underwritten public offering for net proceeds to Onyx of approximately $71.2 million pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. On August 1, 2003, the underwriters for the offering purchased an additional 179,000 shares of our common stock to cover over-allotments at a price of $15.25 per share. We received approximately $2.5 million of net proceeds from the sale of these additional shares.

O N Y X      P H A R M A C E U T I C A L S,      I N C.

     We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, primarily due to expenses associated with the development and commercialization of BAY 43-9006. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 2003, our accumulated deficit was approximately $181.0 million.

     Our business is subject to significant risks, including the risks inherent in our development efforts, the results of the BAY 43-9006 clinical trials, our dependence on collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. We currently have no products that have received marketing approval, and we have generated no revenues from the sale of products. We do not expect to generate revenues from the sale of proposed products in the foreseeable future. We expect that all of our revenues in the foreseeable future will be generated from collaboration agreements.

Results of Operations

Three and six months ended June 30, 2003 and 2002

Revenues

     We did not recognize any revenue for the three and six months ended June 30, 2003 as compared to $0.7 million for the three months ended June 30, 2002, and $1.5 million for the six months ended June 30, 2002. Revenues for the three and six months ended June 30, 2002 reflected research funding received from Warner-Lambert, a subsidiary of Pfizer Inc, for the therapeutic virus collaboration that concluded in September 2002. We currently do not expect to recognize any revenue in 2003.

Research and Development Expenses

     Research and development expenses decreased 39 percent to $6.9 million for the three months ended June 30, 2003 and decreased 24 percent to $16.1 million for the six months ended June 30, 2003, as compared with $11.4 million and $21.1 million for the same periods in 2002. These results reflect a decrease of $5.2 million in the current quarter and $7.7 million for the six months ended June 30, 2003 as compared to the same periods in 2002 for research and development expenses associated with our therapeutic virus program. In January 2003, we restructured our operations to reflect an increased priority on the development of BAY 43-9006 and suspended the development of ONYX-015, including clinical trials and manufacturing activities. This initial action was followed in June 2003 by an announcement that we are discontinuing the entire therapeutic virus program and terminating all other internal research activities. These two actions will result in a reduction in force of approximately 75 positions, most of which were associated with the therapeutic virus program. The decrease in the therapeutic virus expenses was partially offset by increased expenses related to Onyx’s share of the codevelopment costs with Bayer for BAY 43-9006. The increases amounted to $0.7 million in the current quarter and $2.6 million for the six months ended June 30, 2003 as compared to the same periods in 2002. BAY 43-9006 development costs reflect multiple ongoing Phase I clinical trials and Phase II clinical trials initiated in the second half of 2002. Future cost savings from the discontinuation of our therapeutic virus program are expected to be offset by increased costs associated with advancing the clinical development of BAY 43-9006.

     The major components of research and development costs include salaries and employee benefits, process and analytical development, clinical manufacturing, preclinical testing, clinical trial expenses, consulting and other third-party costs, supplies and materials, equipment depreciation and allocations of various overhead and occupancy costs. The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies

O N Y X      P H A R M A C E U T I C A L S,      I N C.

that will need to be conducted for any of our potential product candidates. In general, biopharmaceutical development involves a series of steps beginning with identification of a potential target and includes proof of concept in animals and Phase I, II and III clinical studies in humans, each of which is typically more expensive than the previous step. Success in development results in increasing expenditures, and the timing for completion of these steps is uncertain.

     The following table summarizes our principal product development initiatives, including the related stages of development for each product in development and the research and development expenses recognized in connection with each product. The information in the column labeled “Phase of Development — Estimated Completion” is only our estimate of the timing of completion of the current in-process development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing and cost of completing a product development phase, see our “Business Risks” section below.

				Research and Development Costs

				For the Three Months		For the Six Months
			Phase of	Ended June 30,		Ended June 30,
			Development -
Product	Description	Collaborator	Estimated Completion	2003	2002	2003	2002

				(In thousands)
BAY 43-9006	Small Molecule Inhibitor of RAF Kinase	Bayer	Phase I – 2003 Phase II - Unknown	$3,210	$2,461	$7,235	$4,615
Therapeutic Virus Program	p53-Selective Replicating Virus	—	Phase II/III – (1)	3,734	8,896	8,826	16,491
	RB-Selective Replicating Virus		Preclinical – (1)
	RB-Selective Replicating Virus Armed with Anticancer Genes		Preclinical – (1)
Cell Cycle Kinases(2)	Small Molecule Inhibitor/Cyclin-Dependent Kinase	Pfizer	Preclinical – Early 2004	—	—	—	—

			Total Research and Development Costs	$6,944	$11,357	$16,061	$21,106

(1)	Program discontinued during current quarter. See Note 6.

(2)	Pfizer is responsible for research and development costs.

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

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and employee benefits and corporate functional expenses. General and administrative expenses remained stable at approximately $1.6 million for the three months ended June 30, 2003 and $2.9 million for the six months ended June 30, 2003, as compared with the same periods in 2002. It is anticipated that general and administrative expenses will decrease in future periods due to the reduction in force announced in June 2003.

Restructuring

O N Y X      P H A R M A C E U T I C A L S,      I N C.

     In June 2003, we announced the discontinuation of our therapeutic virus program and the termination of all internal research activities. The decision was part of a business realignment that placed an increased priority on the development of BAY 43-9006. As a first step in the realignment, in January 2003, we suspended Phase II and Phase III clinical trials of ONYX-015 for head and neck cancer, canceled plans to initiate a Phase II trial in metastatic colorectal cancer and suspended all manufacturing activity. In the quarter ended March 31, 2003, we reduced staff levels by approximately 25 positions and recognized approximately $0.4 million of restructuring charges primarily related to employee termination costs, all of which were paid by June 30, 2003. In the quarter ended June 30, 2003, we announced we were further reducing staff levels by approximately 50 positions, the majority of which are associated with research and development for the therapeutic virus program and the remainder are general and administrative staff. We recorded $2.8 million of restructuring expenses in the quarter ended June 30, 2003. Of this amount, $0.3 million was due to severance-related benefits. All 50 employees were notified prior to June 30, 2003. Certain of the terminated employees must provide services to Onyx beyond the minimum retention period of 60 days to receive severance-related benefits. For those employees, we measured the fair value of the severance-related benefits at the communication date and will amortize the amount over the expected service period, which ranges from 80 days to six months. The fair value of the severance-related benefits was $1.3 million, of which $0.3 million was amortized to restructuring expenses during the three months ended June 30, 2003. We expect to record a majority of the remaining severance charges of $1.0 million in the quarter ending September 30, 2003, and the remainder by December 31, 2003. The remaining restructuring charge of $2.5 million recorded in the quarter ended June 30, 2003 was due to the termination of our process development and manufacturing agreement with XOMA (US) LLC, or XOMA, including a termination fee of $1.0 million, a $1.0 million write-off of the unamortized up-front payment originally made in 2001, and $0.5 million of other obligations under the contract.

     Of the $2.8 million restructuring expenses recognized during the second quarter, at June 30, 2003, $1.8 million was accrued, including $1.5 million for the termination of the XOMA agreement and $0.3 million for severance-related benefits.

     We may also incur charges of up to $3.3 million related to the expected early termination of our facility lease and the abandonment of certain property and equipment. These estimated charges will be recorded when a loss has been incurred or at the cease use date. At this time, we are not certain when this loss or the cease use date will occur or the amount of the loss, if any. We anticipate that the restructuring activities in January and June 2003 will reduce our quarterly operating expenses; however, these savings are expected to be fully offset by our share of the increased codevelopment costs for BAY 43-9006 as the compound advances through clinical trials.

O N Y X      P H A R M A C E U T I C A L S,      I N C.

Interest Income, Other Income and Other Expense

     We had interest income of $135,000 for the three months ended June 30, 2003, and $308,000 for the six months ended June 30, 2003, as compared with $320,000 and $664,000 for the same periods in 2002. The decrease in interest income was principally due to decreased cash and investment balances for the three-month and six-month periods ending June 30, 2003 as compared with the same periods in 2002.

     In November 2001, we sold and licensed to Syrrx, Inc. assets from our small molecules discovery program in exchange for Syrrx preferred stock valued at $800,000. The value of the preferred stock was initially determined based on similar sales of Syrrx preferred stock for cash. In December 2002, we recorded a $100,000 expense to reduce the value of our Syrrx investment. In the quarter ended June 30, 2003, based on a further round of financing completed by Syrrx in April 2003, we recorded an additional write-down of $275,000 as “Other expense” to reduce the carrying value of the investment. We consider the reduction in carrying value of the investment to be other than temporary. We did not incur similar write-downs in the three months or six months ended June 30, 2002.

     In January 2002, we licensed to Rigel Pharmaceuticals, Inc. assets from our small molecules discovery program for $175,000, which we recorded as “Other income.” No similar items were recorded in the three months or six months ended June 30, 2003 or for the three months ended June 30, 2002.

Liquidity and Capital Resources

     Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities and revenue from collaborative research and development agreements to fund our operations.

     At June 30, 2003, we had cash, cash equivalents and marketable securities of $29.0 million, compared to $39.8 million at December 31, 2002. The decrease of $10.9 million was primarily attributable to cash used in operating activities of $21.7 million. The cash was used primarily for cofunding the clinical development program with Bayer for BAY 43-9006 and to fund our therapeutic virus program. This use of cash was partially offset by the private placement financing that we completed in February 2003, which raised net proceeds of $10.0 million, as well as $0.9 million raised from the exercise of stock options.

     Total capital expenditures for equipment and leasehold improvements for the six-month period ended June 30, 2003, were $0.1 million. We currently expect to make expenditures for capital equipment and leasehold improvements of up to $0.2 million for the remainder of 2003.

     We believe that our existing capital resources and interest thereon, together with approximately $73.7 million in net proceeds from our public offering closed in July and August 2003 will be sufficient to fund our current and planned operations through the end of 2005. In addition, on initiation of the first Phase III clinical trial for BAY 43-9006, which we anticipate will commence by the end of 2003, Bayer will advance us $15.0 million under our collaboration agreement, based on our continued cofunding of development costs. Pursuant to our collaboration agreement, this amount is repayable to Bayer from a portion of any of our future profits and royalties, if any, from any products. If Bayer elects to delay the initiation of Phase III clinical trials and the size and scope of Phase II clinical trials increase, we may incur substantial additional development costs and our receipt of this $15.0 million advance will be delayed. If Bayer terminates its participation in the development of BAY 43-9006 prior to initiation of Phase III clinical trials, we will not receive this $15.0 million advance. We also anticipate that our codevelopment costs for the BAY 43-9006 program will increase over the next several years as the Phase III clinical trial program advances. While these costs are unknown at the current time, we expect that we will need to raise additional capital to continue the cofunding of the program in future periods beyond 2005.

     Changes in our research and development plans or other changes affecting our operating expenses may result in the expenditure of these resources before the end of 2005, and in any event, we will need to raise additional capital to fund our operations in future periods. We intend to seek this additional funding through collaborations, public and private equity or

O N Y X      P H A R M A C E U T I C A L S,      I N C.

debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

Business Risks

     BAY 43-9006 is our only product candidate currently in clinical development, and our ability to discover and promote additional candidates to clinical development is constrained. If BAY 43-9006 is not successfully commercialized, we may be unable to identify and promote alternative product candidates and our business would fail.

     BAY 43-9006 is our only product candidate in clinical development. In June 2003, following an unsuccessful search for new collaboration partners for our therapeutic virus product candidates, including ONYX-015 and ONYX-411, we announced that we are discontinuing the development of all therapeutic virus product candidates, eliminating all employee positions related to these candidates, and terminating all related manufacturing capabilities. As a result, we do not have internal research and development capabilities. Our remaining scientific and administrative employees are dedicated to managing our relationship with Bayer Pharmaceuticals Corporation, and the development of BAY 43-9006, but are not actively discovering or developing new product candidates. As a result of the termination of our therapeutic virus program and drug discovery programs, we do not have a functional product development pipeline. If BAY 43-9006 is not successful in clinical trials, does not receive marketing approval, or is not successfully commercialized, we may be unable to identify and promote alternative product candidates to clinical development, which would cause our business to fail.

     We intend to proceed to Phase III clinical trials with BAY 43-9006. If our clinical trials fail to demonstrate the safety and effectiveness of this product candidate, we will be unable to commercialize BAY 43-9006, and our business may fail.

     In collaboration with Bayer, we are conducting multiple clinical trials of BAY 43-9006. We have completed Phase I single-agent clinical trials of BAY 43-9006. We are currently conducting a number of Phase I clinical trials of BAY 43-9006 in combination with standard chemotherapeutic agents. Phase I trials are not designed to test the efficacy of a drug candidate but rather to test safety, to study pharmacokinetics, or how the body processes the drug candidate, to study pharmacodynamics, or how the drug candidate acts on the body over a period of time, and to understand the drug candidate’s side effects at various doses and schedules.

     With Bayer, we are currently conducting single-agent, open label Phase II clinical trials of BAY 43-9006 in liver, melanoma, kidney and other cancers. Phase II trials are designed to explore the efficacy of a product candidate in several different types of cancers and are normally randomized and double-blinded to ensure that the results are due to the effects of the drug. We plan to initiate a Phase III clinical trial later this year without randomized Phase II clinical trial data. We believe that any clinical trial designed to test the efficacy of BAY 43-9006, whether Phase II or Phase III, will likely involve a large number of patients to achieve statistical significance and will be expensive. We may conduct a lengthy and expensive clinical trial of BAY 43-9006 only to learn that this drug candidate is not an effective treatment. Historically, many companies have failed to demonstrate the effectiveness of pharmaceutical product candidates in Phase III clinical trials notwithstanding favorable results in Phase I or Phase II clinical trials. In addition, we may observe previously unforeseen adverse side effects.

     If efficacy of BAY 43-9006 is not demonstrated, or if previously unforeseen and unacceptable side effects are observed, we may not proceed with further clinical trials of BAY 43-9006. If we do not proceed with additional clinical trials of BAY 43-9006, we cannot seek regulatory approval of BAY 43-9006 with the U.S. Food and Drug Administration, or FDA, which may cause our business to fail.

     In our clinical trials, we treat patients who have failed conventional treatments and who are in advanced stages of cancer. During the course of treatment, these patients may die or suffer adverse medical effects for reasons unrelated to BAY 43-9006. These adverse effects may impact the interpretation of clinical trial results, which could lead to an erroneous conclusion regarding the toxicity or efficacy of BAY 43-9006.

O N Y X      P H A R M A C E U T I C A L S,      I N C.

     We are dependent upon our collaborative relationship with Bayer to develop, manufacture and commercialize BAY 43-9006 and to obtain regulatory approval, which could delay or prevent the development and commercialization of BAY 43-9006.

     Our strategy for developing, manufacturing and commercializing BAY 43-9006 and obtaining regulatory approval depends in large part upon our relationship with Bayer. If we are unable to maintain our collaborative relationship with Bayer, we would need to undertake these development, manufacturing and marketing activities at our own expense, which would significantly increase our capital requirements and limit the indications we are able to pursue and could prevent us from commercializing BAY 43-9006.

     Under the terms of the collaboration agreement, we and Bayer are conducting multiple clinical trials of BAY 43-9006. We and Bayer will review results of the Phase I and the ongoing Phase II clinical trials prior to deciding follow-on Phase II and Phase III trials. We and Bayer must agree on the development plan for BAY 43-9006. If we and Bayer cannot agree, clinical trial progress could be significantly delayed or halted.

     Under our agreement with Bayer, we have the opportunity to fund 50 percent of clinical development costs worldwide except in Japan, where Bayer will fund 100 percent of development costs and pay us a royalty on sales. We are currently funding 50 percent of development costs for BAY 43-9006, and depend on Bayer to fund the balance of these costs. Our collaboration agreement with Bayer does not, however, create an obligation for either us or Bayer to fund the development of BAY 43-9006, or any other product candidate. If a party declines to fund development or ceases to fund development of a product candidate under the collaboration agreement, then that party will be entitled to receive a royalty on any product which is ultimately commercialized, but not to share in profits. Bayer could, upon 60 days notice, elect at any time to terminate its cofunding of the development of BAY 43-9006. If Bayer terminates its cofunding of BAY 43-9006 development, Onyx may be unable to fund the development costs on its own and may be unable to find a new collaborator, since Bayer would receive a royalty on any product that is ultimately commercialized.

     Bayer manages the development of BAY 43-9006, including the FDA regulatory process and scope, size and schedule of clinical development. We are dependent on Bayer’s experience in filing and pursuing applications necessary to gain regulatory approvals. Bayer has limited experience in developing drugs for the treatment of cancer.

     Our collaboration agreement with Bayer calls for Bayer to advance us creditable milestone-based payments. Based on our continued cofunding of development costs, Bayer will advance us $15 million upon initiation of Phase III clinical trials, planned by the end of 2003. If Bayer elects to delay the initiation of Phase III clinical trials and the size and scope of Phase II clinical trials increase, we may incur substantial additional development costs and our receipt of this $15 million advance will be delayed. If Bayer terminates its participation in the development of BAY 43-9006 prior to the initiation of Phase III clinical trials, we will not receive this $15 million advance. Failure to receive this $15 million advance could cause us to suffer a funding shortfall and seriously harm our business. In addition, any funds advanced under the agreement are repayable out of our future profits and royalties, if any, from any products.

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

     We are subject to a number of additional risks associated with our dependence on our collaborative relationship with Bayer, including:

•	the amount and timing of expenditure of resources can vary because of decisions by Bayer;

•	disagreements as to development plans, including clinical trials or regulatory approval strategy;

•	the right of Bayer to terminate its collaboration agreement with us on limited notice and for reasons outside our control;

O N Y X      P H A R M A C E U T I C A L S,      I N C.

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•	withdrawal of support by Bayer following the development or acquisition by it of competing products; and

•	disagreements with Bayer regarding the collaboration agreement or ownership of proprietary rights.

     Due to these factors and other possible disagreements with Bayer, we may be delayed or prevented from developing or commercializing BAY 43-9006, or we may become involved in litigation or arbitration, which would be time consuming and expensive.

     If Bayer is involved in a business combination, or Bayer’s business strategy changes, it may adversely affect our collaborative relationship.

     If Bayer is involved in a business combination, such as a merger, or is otherwise acquired, the newly combined entity may have different priorities for drug development and discovery than did the original collaborator. Bayer has announced that it may combine its pharmaceutical business with another entity that might have majority control over the combined entity.

     Similarly, Bayer may change its business strategy even in the absence of a business combination. Any change in Bayer’s business strategy may adversely affect its willingness or ability to complete its obligations under its collaboration agreement with us, which could cause us to suffer significant delays and funding shortfalls, seriously harming our business.

     Provisions in our collaboration agreement with Bayer may prevent or delay a change in control.

     Our collaboration agreement with Bayer provides that if Onyx is acquired by another entity by reason of merger, consolidation or sale of all or substantially all of our assets, and Bayer does not consent to the transaction, then for 60 days following the transaction Bayer may elect to terminate Onyx’s codevelopment, copromotion and comarketing rights under the collaboration agreement. If Bayer were to exercise this right, Bayer would gain exclusive development and marketing rights to the product candidates being developed under the collaboration agreement, including BAY 43-9006. If this happened, Onyx, or the successor to Onyx, would receive a royalty based on any sales of BAY 43-9006 and other collaboration products, rather than a share of any profits. In this case, Onyx or its successor would be permitted to continue cofunding development, and the royalty rate would be adjusted to reflect this continued risk-sharing by Onyx or its successor. These provisions of our collaboration agreement with Bayer may have the effect of delaying or preventing a change of control, or a sale of all or substantially all of our assets, or may reduce the number of companies interested in acquiring Onyx.

     Our clinical trials could take longer to complete than we project or may not be completed at all.

     Although for planning purposes we project the commencement, continuation and completion of clinical trials for BAY 43-9006, the actual timing of these events may be subject to significant delays relating to various causes, including actions by Bayer, scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, and shortages of available drug supply. We may not commence Phase III clinical trials involving BAY 43-9006 or complete them as projected.

     We rely on Bayer, academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving BAY 43-9006. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. In addition, we may suffer a delay in the completion of any one of our clinical trials because of requests from the FDA to revise the size or scope of the clinical trial. Failure to commence or complete, or delays in, any of our planned clinical trials would prevent us from commercializing BAY 43-9006, and thus seriously harm our business.

     We will need substantial additional funds, and our future access to capital is uncertain.

O N Y X      P H A R M A C E U T I C A L S,      I N C.

     We will require substantial additional funds to conduct the costly and time-consuming clinical trials necessary to develop BAY 43-9006, pursue regulatory approval and commercialize this product candidate. Our future capital requirements will depend upon a number of factors, including:

•	the size and complexity of our BAY 43-9006 program;

•	decisions made by Bayer to alter the size, scope and schedule of clinical development;

•	our receipt of milestone-based payments;

•	the ability to manufacture sufficient drug supply to complete clinical trials;

•	progress with preclinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the cost involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	competing technological and market developments; and

•	product commercialization activities.

     We may not be able to raise additional financing on favorable terms, or at all. If we are unable to obtain additional funds, we may not be able to fund our share of clinical trials. We may also have to curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses that are unfavorable to us.

     We believe that our existing capital resources and interest thereon, including the net proceeds of approximately $73.7 million raised in the underwritten public offering in July 2003 and the expected $15 million payment from Bayer, will be sufficient to fund our current and planned operations through the end of 2005. We anticipate that Bayer will advance us $15 million under our collaboration agreement during 2003 for the initiation of Phase III clinical trials for BAY 43-9006 based on our continued cofunding of development costs. If the initiation of a BAY 43-9006 Phase III clinical trial is delayed, and the number, size and scope of Phase II clinical trials of BAY 43-9006 are increased, our clinical program development costs may increase without receiving the advance from Bayer. We also anticipate that our codevelopment costs for the BAY 43-9006 program will increase over the next several years as the Phase III clinical trial program advances. While these costs are unknown at the current time, we expect that we will need to raise substantial additional capital to continue the cofunding of the BAY 43-9006 program in future periods. We may have to curtail our funding of BAY 43-9006 if we cannot raise sufficient capital. If we do not cofund development of BAY 43-9006, we will receive a royalty on future sales of any product that is ultimately commercialized, instead of a share of profits.

     The efficacy of RAF inhibition in the treatment of human cancer has not been established.

     BAY 43-9006 is designed to act as a RAF inhibitor, blocking inappropriate growth signals in tumor cells by inhibiting RAF kinase, an enzyme that induces cancer cell growth. BAY 43-9006 is the first small molecule RAF inhibitor to reach the stage of clinical testing, and there is currently no direct evidence that the inhibition of RAF is an effective treatment for cancer in humans. The anticancer activity of BAY 43-9006 was studied using preclinical models. However, preclinical models to study anticancer activity of compounds are not necessarily predictive of sufficient clinical efficacy of these compounds in the treatment of human cancer to warrant a full commercial development program. BAY 43-9006 has also been tested in Phase I human clinical trials, but the number of patients in these trials was insufficient to draw statistically significant conclusions as to clinical efficacy of the compound. RAF inhibition, the method of action of BAY 43-9006, may ultimately fail as an effective treatment of cancer in humans, or BAY 43-9006 may not inhibit RAF sufficiently to be effective. If RAF inhibition is not an effective treatment of cancer in humans, BAY 43-9006 may have no commercial value as a drug candidate, which could seriously harm our business.

O N Y X      P H A R M A C E U T I C A L S,      I N C.

     We have a history of losses, and we expect to continue to incur losses.

     Our net loss for the year ended December 31, 2000 was $7.5 million, for the year ended December 31, 2001 was $27.6 million, and for the year ended December 31, 2002 was $45.8 million. Our net loss for the six months ended June 30, 2003 was $22.1 million. As of June 30, 2003, we had an accumulated deficit of approximately $181.0 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs. We derived no revenues from product sales or royalties. We expect to incur significant and increasing operating losses over the next several years as we expand our clinical trial activities. We expect our operating losses to increase with our cofunding of ongoing BAY 43-9006 clinical trial costs under our collaboration agreement with Bayer.

     We do not expect to generate revenues from the sale of products for the foreseeable future, and we must repay the milestone-based advances we receive from Bayer from our future profits and royalties, if any. We expect that substantially all of our revenues for the foreseeable future will result from payments under our agreement with Bayer. Our ability to achieve profitability depends upon success by us and Bayer in completing development of BAY 43-9006, obtaining required regulatory approvals and manufacturing and marketing the approved product.

     We do not have manufacturing expertise or capabilities and are dependent on third parties to fulfill our manufacturing needs, which could result in the delay of clinical trials or regulatory approval.

     We lack the resources, experience and capabilities to manufacture BAY 43-9006 or any future product candidates on our own. We would require substantial funds to establish these capabilities. Consequently, we are dependent on third parties, including collaborative parties and contract manufacturers, to manufacture our product candidates and products, if any. These parties may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance and shortage of qualified personnel. These third parties may not perform as agreed or may not continue to manufacture our products for the time required by us to successfully market our products. These third parties may fail to deliver the required quantities of our products, if any, or product candidates on a timely basis and at commercially reasonable prices. Failure by these third parties could delay our clinical trials and our applications for regulatory approval. If these third parties do not adequately perform, we may be forced to incur additional expenses to pay for the manufacture of products or to develop our own manufacturing capabilities.

     We have the right to copromote BAY 43-9006, but we do not have marketing or sales experience or capabilities.

     We have the right under our collaboration agreement with Bayer to copromote BAY 43-9006 in the United States in conjunction with Bayer. If we exercise our rights to copromote BAY 43-9006, we will need to develop marketing and sales capabilities. We may not successfully establish marketing and sales capabilities or have sufficient resources to do so. If we do not develop marketing and sales capabilities, we may not meet our copromotion obligations under our collaboration agreement, which could result in our losing these copromotion rights. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations, and we will incur additional expenses.

     If we lose our key employees and consultants or are unable to attract or retain qualified personnel, our business could suffer.

     Our future success will depend in large part on the continued services of our management personnel, including Hollings C. Renton, our Chairman, President and Chief Executive Officer, and each of our other executive officers. The loss of the services of one or more of our key employees could have an adverse impact on our business. We do not maintain key person life insurance on any of our officers, employees or consultants, other than for our chief executive officer. Any of our key personnel could terminate their employment with us at any time and without notice. We depend on our continued ability to attract, retain and motivate highly qualified personnel. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, and other research institutions.

     In January 2003, we restructured our operations to reflect an increased priority on the development of BAY 43-9006 and, in June 2003, announced that we are discontinuing our therapeutic virus program. As a result of these restructurings, we will eliminate approximately 75 positions, including our entire scientific team associated with the therapeutic virus program. Our remaining scientific and administrative employees are engaged in managing our collaboration with Bayer to

O N Y X      P H A R M A C E U T I C A L S,      I N C.

develop BAY 43-9006, but are not actively involved in new product candidate discovery. If we resume our research and development of other product candidates, we will either need to re-hire these individuals or hire individuals with similar skill sets. If we cannot re-hire these individuals or others with similar skill sets in a timely fashion, we will be unable to resume these activities.

     Even if our product candidates are approved, the market may not accept these products.

     Even if our product development efforts are successful and even if the requisite regulatory approvals are obtained, BAY 43-9006 or any future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payers and the medical community. A number of additional factors may limit the market acceptance of products including the following:

•	rate of adoption by healthcare practitioners;

•	types of cancer for which the product is approved;

•	rate of a product’s acceptance by the target population;

•	timing of market entry relative to competitive products;

•	availability of alternative therapies;

•	price of our product relative to alternative therapies;

•	availability of third-party reimbursement;

•	extent of marketing efforts by us and third-party distributors or agents retained by us; and

•	side effects or unfavorable publicity concerning our products or similar products.

     If BAY 43-9006 or any future product candidates that we may develop do not achieve market acceptance, we may lose our investment in that product candidate, which may cause our stock price to decline.

     We face intense competition and rapid technological change, and many of our competitors have substantially greater managerial resources than we have.

     We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market product candidates that will compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials. Competitors that target the same tumor types as our BAY 43-9006 program and that have product candidates in clinical development include Pfizer, AstraZeneca PLC, OSI Pharmaceuticals, Inc., Genentech, Inc. and Abgenix, Inc., among others. We believe Pfizer has a small molecule compound in preclinical development that targets MEK, an enzyme that is also involved in the RAS signaling pathway. In addition, potential competition may come from agents that target Epidermal Growth Factor, or EGF, receptors and Vascular Endothelial Growth Factor, or VEGF, receptors. These agents include antibodies and small molecules. In particular, OSI Pharmaceuticals and AstraZeneca are developing small molecule inhibitors of EGF receptor tyrosine kinase. These product candidates, IRESSA™ and Tarceva™, are currently in Phase III clinical trials. IRESSA has been approved for commercial sale in Japan for non-small cell lung cancer. In addition, the FDA has approved IRESSA for treatment of patients with advanced non-small cell lung cancer after disease progression following treatment with at least two chemotherapy agents. Companies working on developing antibody approaches include ImClone Systems, Inc. and Abgenix with antibodies targeting EGF receptors, and Genentech with an antibody targeting VEGF. In addition, many other pharmaceutical

O N Y X      P H A R M A C E U T I C A L S,      I N C.

companies are developing novel cancer therapies that, if successful, would also provide competition for or be used in combination with BAY 43-9006. We believe that other companies have RAF kinase inhibitors in preclinical development.

     If approved, the product candidates of these and other competitors now in clinical trials will compete directly with BAY 43-9006. Many of our competitors, either alone or together with collaborators, have substantially greater financial resources and research and development staffs. In addition, many of these competitors, either alone or together with their collaborators, have significantly greater experience than we do in:

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

     We also face, and will continue to face, competition from academic institutions, government agencies and research institutions. Further, we face numerous competitors working on product candidates to treat each of the diseases for which we are seeking to develop therapeutic products. In addition, our product candidates, if approved, will compete with existing therapies that have long histories of safe and effective use. We may also face competition from other drug development technologies and methods of preventing or reducing the incidence of disease and other classes of therapeutic agents.

     Developments by competitors may render our product candidates obsolete or noncompetitive. We face and will continue to face intense competition from other companies for collaborations with pharmaceutical and biotechnology companies for establishing relationships with academic and research institutions, and for licenses to proprietary technology. These competitors, either alone or with collaborative parties, may succeed with technologies or products that are more effective than ours.

     We anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding other cancer therapies continue to accelerate. If BAY 43-9006 receives regulatory approval but cannot compete effectively in the marketplace, our business will suffer.

     We are subject to extensive government regulation, which can be costly, time consuming and subject us to unanticipated delays.

     Drug candidates under development are subject to extensive and rigorous domestic and foreign regulation. We have not received regulatory approval in the United States or any foreign market for BAY 43-9006 or any other product candidate.

     We expect to rely on Bayer to file investigational new drug applications and generally direct the regulatory approval process for
BAY 43-9006, which may not obtain necessary approvals from the FDA or other regulatory authorities. If we fail to obtain required governmental approvals, we will experience delays in or be precluded from marketing BAY 43-9006. If we have disagreements as to ownership of clinical trial results or regulatory approvals, and the FDA refuses to recognize us as holding, or having access to, the regulatory approvals necessary to commercialize our product candidates, we may experience delays in or be precluded from marketing products.

     The regulatory review and approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Additional or more rigorous governmental regulations may be promulgated that could delay regulatory approval of BAY 43-9006. Delays in obtaining regulatory approvals may:

O N Y X      P H A R M A C E U T I C A L S,      I N C.

•	adversely affect the successful commercialization of BAY 43-9006;

•	impose costly procedures on us;

•	diminish any competitive advantages that we may attain; and

•	adversely affect our receipt of revenues or royalties.

     In addition, problems or failures with the products of others, including our competitors, could have an adverse effect on our ability to obtain or maintain regulatory approval for BAY 43-9006.

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

     In the case of BAY 43-9006, the patent application covering this product candidate is held by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. If the BAY 43-9006 patent is issued, it will expire in 2019, subject to possible patent-term extension, the entitlement for which and the term of which we cannot predict. Patent applications for BAY 43-9006 are also pending throughout the world. As of June 30, 2003, we held 38 United States patents and had more than 26 patent applications pending before the United States Patent and Trademark Office. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.

     We are a party to various license agreements that give us rights to use specified technologies in our development processes. If we are not able to continue to license this technology on commercially reasonable terms, our product development may be delayed. In addition, we generally do not control the patent prosecution of in-licensed technology and, accordingly, are unable to exercise the same degree of control over this intellectual property as we exercise over our internally developed technology.

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

O N Y X      P H A R M A C E U T I C A L S,      I N C.

     We may not have been the first to make the inventions covered by each of our issued or pending patent applications, or we may not have been the first to file patent applications for these inventions. Competitors may have independently developed technologies similar to ours. We may need to license the right to use third-party patents and intellectual property to develop and market our product candidates. We may not acquire required licenses on acceptable terms, if at all. If we do not obtain these required licenses, we may need to design around other parties’ patents, or we may not be able to proceed with the development, manufacture or, if approved, sale of our product candidates. We may face litigation to defend against claims of infringement, assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ proprietary rights. In addition, we may require interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions relating to our patent applications. These activities, and especially patent litigation, are costly.

     Bayer may have rights to publish data and information in which we have rights. In addition, we sometimes engage individuals, entities or consultants to conduct research that may be relevant to our business. The ability of these individuals, entities or consultants to publish or otherwise publicly disclose data and other information generated during the course of their research is subject to certain contractual limitations. The nature of the limitations depends on various factors, including the type of research being conducted, the ownership of the data and information and the nature of the individual, entity or consultant. In most cases, these individuals, entities or consultants are, at the least, precluded from publicly disclosing our confidential information and are only allowed to disclose other data or information generated during the course of the research after we have been afforded an opportunity to consider whether patent and/or other proprietary protection should be sought. If we do not apply for patent protection prior to publication or if we cannot otherwise maintain the confidentiality of our technology and other confidential information, then our ability to receive patent protection or protect our proprietary information will be harmed.

     We face product liability risks and may not be able to obtain adequate insurance.

     The use of BAY 43-9006 in clinical trials, and the sale of any approved products, exposes us to liability claims. Although we are not aware of any historical or anticipated product liability claims against us, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of BAY 43-9006.

     We believe that we have obtained reasonably adequate product liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the commercial sale of BAY 43-9006 if marketing approval is obtained. However, insurance coverage is becoming increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost. We may not be able to obtain additional insurance coverage that will be adequate to cover product liability risks that may arise should one of our product candidates receive marketing approval. Regardless of merit or eventual outcome, product liability claims may result in:

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

     Our activities involve the controlled storage, use, and disposal of hazardous materials, including infectious agents, corrosive, explosive and flammable chemicals and various radioactive compounds. We are subject to federal, state, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards

O N Y X      P H A R M A C E U T I C A L S,      I N C.

prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials.

     In the event of an accident, state or federal authorities may curtail our use of these materials and we could be liable for any civil damages that result, which may exceed our financial resources and may seriously harm our business. While we believe that the amount of insurance we carry is sufficient for typical risks regarding our handling of these materials, it may not be sufficient to cover pollution conditions or other extraordinary or unanticipated events. Additionally, an accident could damage, or force us to shut down, our research facilities and operations. In addition, if we develop a manufacturing capacity, we may incur substantial costs to comply with environmental regulations and would be subject to the risk of accidental contamination or injury from the use of hazardous materials in our manufacturing process.

Our stock price is highly volatile.

     The market price of our common stock has been highly volatile and is likely to continue to be volatile. For example, during the period beginning January 1, 2001 and ending June 30, 2003, the closing sales price for one share of our common stock reached a high of $14.13 and a low of $3.50. Factors affecting our stock price include:

•	results of clinical trials from BAY 43-9006;

•	ability to accrue patients into clinical trials;

•	success or failure in obtaining regulatory approval by us or our competitors;

•	public concern as to the safety and efficacy of our product candidates;

•	developments in our relationship with Bayer;

•	developments in patent or other proprietary rights;

•	additions or departures of key personnel;

•	announcements by us or our competitors of technological innovations or new commercial therapeutic products;

•	published reports by securities analysts;

•	statements of governmental officials; and

•	changes in healthcare reimbursement policies.

     Existing stockholders have significant influence over us.

     Our executive officers, directors and five percent stockholders own, in the aggregate, approximately 30 percent of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

O N Y X      P H A R M A C E U T I C A L S,      I N C.

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

     Our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include:

•	our board is classified into three classes of directors as nearly equal in size as possible with staggered three-year terms;

•	the authority of our board to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of these shares, without stockholder approval;

•	all stockholder actions must be effected at a duly called meeting of stockholders and not by written consent;

•	special meetings of the stockholders may be called only by the chairman of the board, the chief executive officer, the board or 10 percent or more of the stockholders entitled to vote at the meeting; and

•	no cumulative voting.

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

O N Y X      P H A R M A C E U T I C A L S,      I N C.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we place our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We classify our cash equivalents or marketable securities as fixed rate if the rate of return on an instrument remains fixed over its term. As of June 30, 2003, all of our cash equivalents and marketable securities were classified as fixed rate. There were no significant changes in our market risk exposures during the three months ended June 30, 2003. For further discussion of our market risk exposures, refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures: The Company’s principal executive and financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive and financial officer concluded that the Company’s disclosure controls and procedures were sufficiently effective as of June 30, 2003 to ensure that information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

     Changes in internal controls over financial reporting: There were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     Limitation on the effectiveness of controls: A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

O N Y X      P H A R M A C E U T I C A L S,      I N C.

PART II: OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Stockholders was held on June 10, 2003. The results of the matters voted upon at the meeting were:

(a)	Each of the nominees to the Board of Directors was elected to serve until our annual meeting of stockholders in 2006. The nominees were: Paul Goddard, 16,528,815 common shares for, none against and 362,881 withheld; Antonio J. Grillo-López, 16,685,147 common shares for, none against and 206,549 withheld; and Wendell D. Wierenga, 16,539,828 common shares for, none against and 351,868 withheld. The term of office of directors Wolf-Dieter Busse and Nicole Vitullo continues until our annual meeting of stockholders in 2004. The term of office of directors Magnus Lundberg, Hollings Renton and George Scangos continues until our annual meeting of stockholders in 2005.

(b)	The stockholders approved the 1996 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under the plan by 600,000 shares: 14,840,619 common shares for, 1,335,319 against and 715,758 abstaining.

(c)	The stockholders approved the 1996 Non-Employee Directors’ Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under the plan by 100,000 shares: 15,334,096 common shares for, 829,660 against and 727,940 abstaining.

(d)	The stockholders ratified the selection of Ernst & Young LLP as independent auditors of Onyx for the fiscal year ending December 31, 2003: 16,744,143 common shares for, 122,968 against and 24,585 abstaining.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

3.1	Restated Certificate of Incorporation of the Company. (1)
3.2	Bylaws of the Company. (1)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)
4.1	Specimen Stock Certificate. (1)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (3)

b)	Reports on Form 8-K

On May 2, 2003, the Company filed a Current Report on Form 8-K, to furnish under Item 9 its May 1, 2003 public announcement of financial results for the first quarter 2003.

On June 12, 2003, the Company filed a Current Report on Form 8-K, reporting under Item 5 that on June 11, 2003, the Company announced that it was further prioritizing the development of BAY 43-9006 and would restructure

O N Y X      P H A R M A C E U T I C A L S,      I N C.

its operations, discontinuing its therapeutic virus program and further reducing its head count by approximately 50 employees.

(1) Filed as an exhibit to the registrant’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2) Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000.

(3) This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

O N Y X      P H A R M A C E U T I C A L S,      I N C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.

Date: August 13, 2003	By: /s/ Hollings C. Renton Hollings C. Renton Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)

Date: August 13, 2003	By: /s/ Marilyn E. Wortzman Marilyn E. Wortzman Vice President, Finance (Principal Accounting Officer)

O N Y X      P H A R M A C E U T I C A L S,      I N C.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of the Company. (1)
3.2	Bylaws of the Company. (1)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)
4.1	Specimen Stock Certificate. (1)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (3)

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2000.

(3)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.