Form 10-Q
period 2003-09-30
ONYX PHARMACEUTICALS INC
filed 2003-11-14
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

(X) Yes (  ) No

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 29,390,343 as of November 6, 2003.

ONYX PHARMACEUTICALS, INC.

INDEX

PAGE

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Balance Sheets - September 30, 2003 and December 31, 2002	3
Condensed Statements of Operations - Three and nine months ended September 30, 2003 and 2002	4
Condensed Statements of Cash Flows - Nine months ended September 30, 2003 and 2002	5
Notes to Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
PART II: OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	27
SIGNATURES	28

ONYX PHARMACEUTICALS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONDENSED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$42,442	$11,014
Marketable securities	52,468	28,819
Receivable from collaboration partner	788	—
Other current assets	1,901	1,351

Total current assets	97,599	41,184
Property and equipment, net	2,092	2,834
Notes receivable	—	275
Other assets	408	1,948

	$100,099	$46,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$354	$736
Accrued restructuring	1,361	31
Accrued liabilities	851	768
Accrued clinical trials and related expenses	10,178	9,762
Accrued compensation	328	1,160

Total current liabilities	13,072	12,457
Advance from collaboration partner	5,000	5,000
Commitments
Stockholders’ equity:
Common stock	29	22
Additional paid-in capital	274,011	187,633
Accumulated other comprehensive income	71	40
Accumulated deficit	(192,084)	(158,911)

Total stockholders’ equity	82,027	28,784

	$100,099	$46,241

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue:
Contract revenue from related party	$—	$1,178	$—	$2,715
Operating expenses:
Research and development	9,036	10,921	25,097	32,027
General and administrative	1,353	1,407	4,218	4,349
Restructuring	944	—	4,145	—

Total operating expenses	11,333	12,328	33,460	36,376

Loss from operations	(11,333)	(11,150)	(33,460)	(33,661)
Interest income	254	272	562	936
Other income	—	60	—	235
Other expense – related party	—	—	275	—

Net loss	$(11,079)	$(10,818)	$(33,173)	$(32,490)

Basic and diluted net loss per share	$(0.40)	$(0.50)	$(1.34)	$(1.61)

Shares used in computing basic and diluted net loss per share	27,777	21,593	24,791	20,178

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(33,173)	$(32,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,083	1,330
Noncash restructuring charges	2,394	—
Loss on impairment of investment	275	—
Stock-based compensation to consultants	716	241
Other	3	(36)
Changes in assets and liabilities:
Receivable from collaboration partner	(788)	—
Other current assets	(287)	(684)
Other assets	32	32
Accounts payable	(382)	(86)
Accrued liabilities	52	(68)
Accrued clinical trials and related expenses	416	1,597
Accrued compensation	(832)	51
Deferred revenue	—	(1,465)

Net cash used in operating activities	(30,491)	(31,578)

Cash flows from investing activities:
Purchases of marketable securities	(50,491)	(26,975)
Maturities of marketable securities	26,873	24,215
Capital expenditures	(132)	(584)
Notes receivable from related parties	—	44

Net cash used in investing activities	(23,750)	(3,300)

Cash flows from financing activities:
Advance from collaboration partner	—	5,000
Net proceeds from issuances of common stock	85,669	19,127

Net cash provided by financing activities	85,669	24,127

Net decrease in cash and cash equivalents	31,428	(10,751)
Cash and cash equivalents at beginning of period	11,014	39,568

Cash and cash equivalents at end of period	$42,442	$28,817

     See accompanying notes.

ONYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or for any other future operating periods.

     The condensed balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Risk-free interest rate	1.77%	2.77%	2.34%	3.04%
Expected life	2.5 years	3.0 years	3.0 years	2.9 years
Expected volatility	0.78	0.84	0.89	0.84
Expected dividends	None	None	None	None
Weighted average option fair value	$7.62	$2.23	$3.39	$2.48

ONYX PHARMACEUTICALS, INC.

     The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net loss – as reported	$(11,079)	$(10,818)	$(33,173)	$(32,490)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects	(312)	(521)	(1,241)	(1,208)

Pro forma net loss	$(11,391)	$(11,339)	$(34,414)	$(33,698)

Loss per share:
Basic and diluted net loss per share – as reported	$(0.40)	$(0.50)	$(1.34)	$(1.61)

Basic and diluted net loss per share – pro forma	$(0.41)	$(0.53)	$(1.39)	$(1.67)

Note 3. Net Loss Per Share

     Basic and diluted net loss per share are presented in conformity with SFAS 128, “Earnings Per Share,” for all periods presented. Basic net loss per share and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive outstanding securities of 3,384,417 stock options and warrants for the three and nine months ended September 30, 2003 and 3,387,166 stock options and warrants for the three and nine months ended September 30, 2002 were not considered in the computation of diluted net loss per share because they would be antidilutive.

Note 4. Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains (losses) on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity. Comprehensive loss and its components are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(In thousands)
Net loss	$(11,079)	$(10,818)	$(33,173)	$(32,490)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	45	(10)	31	(94)

Comprehensive loss	$(11,034)	$(10,828)	$(33,142)	$(32,584)

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

ONYX PHARMACEUTICALS, INC.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

     In November 2002, the FASB issued EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s financial position or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46, as amended, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities at the end of the first interim or annual period ending after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company’s adoption of the disclosure requirements in January 2003 did not have an impact on the Company’s financial position or results of operations. The adoption of the recognition requirements of FIN 46 on December 31, 2003 is not expected to have a material impact on the Company’s financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” as amended, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s financial position or results of operations.

Note 6. Restructuring

     In June 2003, the Company announced the discontinuation of its therapeutic virus program and the termination of all internal research activities. The decision was part of a business realignment that placed an increased priority on the development of BAY 43-9006, Onyx’s lead product candidate that is being developed jointly with Bayer Pharmaceuticals Corporation. As a first step in the realignment, in January 2003, the Company suspended Phase II and Phase III clinical trials of ONYX-015 for head and neck cancer, canceled plans to initiate a Phase II trial in metastatic colorectal cancer and suspended all manufacturing activities. In the quarter ended March 31, 2003, the Company reduced staff levels by approximately 25 positions and recognized $0.4 million of employee termination costs. In the quarter ended June 30, 2003, the Company announced it would further reduce staff levels by approximately 50 positions, the majority of which were associated with research and development for the therapeutic virus program and the remainder of which were general and administrative staff. Certain of the approximately 50 terminated employees provided services to the Company beyond the

ONYX PHARMACEUTICALS, INC.

minimum retention period of 60 days in order to receive severance-related benefits. For those employees, the Company measured the fair value of the severance-related benefits at the communication date and amortized the amount over the expected service period, ranging from 80 days to six months. The fair value of the severance-related benefits associated with the 50 employees terminated in June 2003 was $1.3 million, of which $0.3 million was amortized to restructuring expenses during the three months ended June 30, 2003 and $0.9 million was amortized to restructuring expenses during the three months ended September 30, 2003. The Company expects to record the remaining severance charges of $0.1 million in the quarter ending December 31, 2003. In addition to the $1.6 million of severance-related benefits recorded by the Company for the nine-month period ended September 30, 2003, restructuring charges of $2.5 million were also recognized as a result of the termination of the process development and manufacturing agreement with XOMA (US) LLC, including a termination fee of $1.0 million, a $1.0 million write-off of the unamortized up-front payment originally made in 2001, and $0.5 million of other obligations under the contract.

     Of the $4.1 million restructuring expenses recognized during the nine-month period ended September 30, 2003, $1.4 million was accrued at September 30, 2003, which amounts to $1.1 million for the termination of the XOMA agreement and $0.3 million for severance-related benefits.

     The Company may also incur charges of up to $3.3 million related to the expected early termination of its facility lease and the abandonment of certain property and equipment. These estimated charges will be recorded when a loss has been incurred or at the cease use date. At this time, the Company is not certain when this loss or the cease use date will occur or the amount of the loss, if any. The Company anticipates that the restructuring activities in January and June 2003 will reduce its quarterly operating expenses; however, these savings are expected to be fully offset by the Company’s share of the increased codevelopment costs for BAY 43-9006 as the compound advances through clinical trials.

Note 7. Sale of Equity Securities

     In February 2003, the Company received net cash proceeds of $9.9 million in connection with the completion of a private placement of 2,105,263 shares of its common stock at $4.75 per share, primarily to entities affiliated with Deerfield Management Company. These shares were registered for resale in June 2003.

     In July 2003, the Company sold 5.0 million shares of its common stock at a price of $15.25 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. In August 2003, the underwriters for the offering exercised their over-allotment option and thereby purchased an additional 179,000 shares of the Company’s common stock to cover over-allotments at a price of $15.25 per share. The Company received aggregate net cash proceeds of approximately $73.8 million from this public offering.

Note 8. Related Party Transaction

     In November 2001, the Company sold and licensed to Syrrx, Inc. assets from the Company’s small molecules discovery program in exchange for Syrrx preferred stock valued at $750,000. The entire amount was recorded as “Other income” on the date of sale. The value of the preferred stock was initially determined based on similar sales of Syrrx preferred stock for cash. In December 2002, the Company recorded a $100,000 charge to reduce the carrying value of its Syrrx investment to reflect an impairment in the value of the stock. In the quarter ended June 30, 2003, based on a further round of financing completed by Syrrx in April 2003, the Company recorded an additional write-down of $275,000 as “Other expense-related party” to further reduce the carrying value of the investment. Management considers the reduction in carrying value of the investment to be other-than-temporary. At the time of the transactions mentioned above, a member of the board of directors of Onyx was a director and officer of Syrrx. This board member is no longer an officer of Syrrx.

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

     Together with Bayer, we are conducting multiple clinical trials of BAY 43-9006. Under our collaboration with Bayer, we are jointly developing and intend to commercialize BAY 43-9006, except in Japan where Bayer funds all development costs, and we will receive a royalty on any marketed product. To date, over 800 patients have been enrolled in our various clinical trials. On October 25, 2003, Onyx and Bayer announced that we have begun a Phase III clinical trial to evaluate BAY 43-9006 in the treatment of kidney cancer. This decision was based on promising interim Phase II data, which showed encouraging signs of tumor shrinkage and disease stabilization. Phase II clinical trials of BAY 43-9006 are underway for the treatment of liver, melanoma, kidney and other cancers. These trials were initiated in August 2002 based on preliminary Phase I data which showed that the compound was well tolerated and provided early evidence of antitumor activity. In addition, a Phase I clinical trial in Canada is being conducted in patients with acute myelogenous leukemia, or AML, and myelodysplastic syndrome, or MDS.

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

     Prior to June 2003, in addition to our small molecule program, we were developing therapeutic viruses that selectively replicate in cells with cancer-causing genetic mutations. In June 2003, we announced the discontinuation of our therapeutic virus program and the termination of all internal research activities. The decision was part of a business realignment that placed an increased priority on the development of BAY 43-9006. As a first step in the realignment, in January 2003, we

ONYX PHARMACEUTICALS, INC.

suspended Phase II and Phase III clinical trials of ONYX-015 for head and neck cancer, canceled plans to initiate a Phase II trial in metastatic colorectal cancer and suspended all manufacturing activities. In the quarter ended March 31, 2003, we reduced staff levels by approximately 25 positions and recognized $0.4 million of employee termination costs. In the quarter ended June 30, 2003, we announced we would further reduce staff levels by approximately 50 positions, the majority of which were associated with research and development for the therapeutic virus program and the remainder of which were general and administrative staff. Certain of the approximately 50 terminated employees provided services to Onyx beyond the minimum retention period of 60 days to receive severance-related benefits. For those employees, we measured the fair value of the severance-related benefits at the communication date and amortized the amount over the expected service period, ranging from 80 days to six months. The fair value of the severance-related benefits associated with the 50 employees terminated in June 2003 was $1.3 million, of which $0.3 million was amortized to restructuring expenses during the three months ended June 30, 2003 and $0.9 million was amortized to restructuring expenses during the three months ended September 30, 2003. We expect to record the remaining severance charges of $0.1 million in the quarter ending December 31, 2003. In addition to the $1.6 million of severance-related benefits we recorded for the nine-month period ended September 30, 2003, restructuring charges of $2.5 million were also recognized as a result of the termination of our process development and manufacturing agreement with XOMA (US) LLC, or XOMA, including a termination fee of $1.0 million, a $1.0 million write-off of the unamortized up-front payment originally made in 2001, and $0.5 million of other obligations under the contract.

     Of the $4.1 million restructuring expenses recognized during the nine-month period ended September 30, 2003, $1.4 million was accrued at September 30, 2003, including $1.1 million for the termination of the XOMA agreement and $0.3 million for severance-related benefits.

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

     In February 2003, we received net cash proceeds of $9.9 million in connection with the completion of a private placement of 2,105,263 shares of common stock at $4.75 per share, primarily to entities affiliated with Deerfield Management Company. These shares were registered for resale in June 2003.

     In July 2003, we sold 5.0 million shares of our common stock at $15.25 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. In August 2003, the underwriters for the offering exercised their over-allotment option and thereby purchased an additional 179,000 shares of our common stock to cover over-allotments at a price of $15.25 per share. We received aggregate net cash proceeds of approximately $73.8 million from this public offering.

     We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, primarily due to expenses associated with the development and commercialization of BAY 43-9006. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 2003, our accumulated deficit was approximately $192.1 million.

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

ONYX PHARMACEUTICALS, INC.

Results of Operations

Three and nine months ended September 30, 2003 and 2002

Revenues

     We did not recognize any revenue for the three and nine months ended September 30, 2003 as compared to $1.2 million for the three months ended September 30, 2002, and $2.7 million for the nine months ended September 30, 2002. Revenues for the three and nine months ended September 30, 2002 reflected research funding received from Warner-Lambert, a subsidiary of Pfizer Inc, for the therapeutic virus collaboration that concluded in September 2002. We currently do not expect to recognize any revenue in 2003.

Research and Development Expenses

     Research and development expenses decreased 17 percent to $9.0 million for the three months ended September 30, 2003 and decreased 22 percent to $25.1 million for the nine months ended September 30, 2003, as compared with $10.9 million and $32.0 million for the same periods in 2002. These results reflect a decrease of $4.8 million in the current quarter and $12.4 million for the nine months ended September 30, 2003 as compared to the same periods in 2002 for research and development expenses associated with our therapeutic virus program. In January 2003, we restructured our operations to reflect an increased priority on the development of BAY 43-9006 and suspended the development of ONYX-015, including clinical trials and manufacturing activities. This initial action was followed in June 2003 by an announcement that we discontinued the entire therapeutic virus program and terminated all other internal research activities. These two actions resulted in a reduction in force of approximately 75 positions, most of which were associated with the therapeutic virus program. The decrease in the therapeutic virus expenses was partially offset by increased expenses related to Onyx’s share of the codevelopment costs with Bayer for BAY 43-9006. The increases amounted to $2.9 million in the current quarter and $5.5 million for the nine months ended September 30, 2003 as compared to the same periods in 2002. BAY 43-9006 development costs reflect multiple ongoing Phase I clinical trials and Phase II clinical trials initiated in the second half of 2002. Future cost savings from the discontinuation of our therapeutic virus program are expected to be offset by increased costs associated with advancing the clinical development of BAY 43-9006. At September 30, 2003, we recorded a $0.8 million receivable from our collaboration partner, Bayer, related to reimbursement for our 50 percent share of codevelopment costs for BAY 43-9006 incurred by us during the nine months ended September 30, 2003.

     The major components of research and development costs include salaries and employee benefits, process and analytical development, clinical manufacturing, preclinical testing, clinical trial expenses, consulting and other third-party costs, supplies and materials, equipment depreciation and allocations of various overhead and occupancy costs. The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential product candidates. In general, biopharmaceutical development involves a series of steps beginning with identification of a potential target and includes proof of concept in animals and Phase I, II and III clinical studies in humans, each of which is typically more expensive than the previous step. Success in development results in increasing expenditures, and the timing for completion of these steps is uncertain.

     The following table summarizes our principal product development initiatives, including the related stages of development for each product in development and the research and development expenses recognized in connection with each product. The information in the column labeled “Phase of Development - Estimated Completion” is only our estimate of the timing of completion of the current in-process development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing and cost of completing a product development phase, see our “Business Risks” section below.

ONYX PHARMACEUTICALS, INC.

				Research and Development Expenses

			Phase of	For the Three Months		For the Nine Months
			Development -	Ended Sept. 30,		Ended Sept. 30,
		Collabo-	Estimated
Product	Description	rator	Completion	2003	2002	2003	2002

					(In thousands)
BAY 43-9006	Small Molecule Inhibitor of RAF Kinase	Bayer	Phase I - 2003 Phase II–Unknown Phase III-Unknown	$6,013	$3,123	$13,249	$7,738
Therapeutic Virus Program	p53-Selective Replicating Virus RB-Selective Replicating Virus RB-Selective Replicating Virus Armed with Anticancer Genes	—	Phase II/III – (1) Preclinical – (1) Preclinical – (1)	3,023	7,798	11,848	24,289
Cell Cycle Kinases (2)	Small Molecule Inhibitor/ Cyclin-Dependent Kinase	Pfizer	Preclinical – Early 2004	—	—	—	—

	Total Research and Development Expenses			$9,036	$10,921	$25,097	$32,027

(1)	Program discontinued during the second quarter of 2003. See Note 6 to our Condensed Financial Statements.

(2)	Pfizer is responsible for research and development costs.

     The overall completion dates of our major research and development programs are estimates based on current information. The clinical development portion of these programs may span as many as seven to ten years, and estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biopharmaceutical products, including significant and changing government regulation, the uncertainty of future preclinical and clinical study results and uncertainties associated with process development and manufacturing as well as marketing. These risks and uncertainties make the reliable estimate of overall completion dates and total costs to complete development highly speculative. For additional discussion of factors affecting overall completion dates and total costs, see the “Business Risks” section below.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and employee benefits and corporate functional expenses. General and administrative expenses remained stable at approximately $1.4 million for the three months ended September 30, 2003 and $4.2 million for the nine months ended September 30, 2003, as compared with $1.4 million and $4.3 million for the corresponding periods in 2002. It is anticipated that general and administrative expenses will decrease in future periods due to the reduction in force announced in June 2003.

Restructuring

     In June 2003, we announced the discontinuation of our therapeutic virus program and the termination of all internal research activities. The decision was part of a business realignment that placed an increased priority on the development of BAY 43-9006. As a first step in the realignment, in January 2003, we suspended Phase II and Phase III clinical trials of

ONYX PHARMACEUTICALS, INC.

ONYX-015 for head and neck cancer, canceled plans to initiate a Phase II trial in metastatic colorectal cancer and suspended all manufacturing activities. In the quarter ended March 31, 2003, we reduced staff levels by approximately 25 positions and recognized $0.4 million of employee termination costs. In the quarter ended June 30, 2003, we announced we were further reducing staff levels by approximately 50 positions, the majority of which were associated with research and development for the therapeutic virus program and the remainder of which were general and administrative staff. Certain of the terminated employees provided services to Onyx beyond the minimum retention period of 60 days to receive severance-related benefits. For those employees, we measured the fair value of the severance-related benefits at the communication date and amortized the amount over the expected service period, ranging from 80 days to six months. The fair value of the severance-related benefits associated with the 50 employees terminated in June 2003 was $1.3 million, of which $0.3 million was amortized to restructuring expenses during the three months ended June 30, 2003 and $0.9 million was amortized to restructuring expenses during the three months ended September 30, 2003. We expect to record the remaining severance charges of $0.1 million in the quarter ending December 31, 2003. In addition to the $1.6 million of severance-related benefits we recorded for the nine month period ended September 30, 2003, restructuring charges of $2.5 million were recognized as a result of the termination of our process development and manufacturing agreement with XOMA (US) LLC, or XOMA, including a termination fee of $1.0 million, a $1.0 million write-off of the unamortized up-front payment originally made in 2001, and $0.5 million of other obligations under the contract.

     Of the $4.1 million restructuring expenses recognized during the nine-month period ended September 30, 2003, $1.4 million was accrued at September 30, 2003, including $1.1 million for the termination of the XOMA agreement and $0.3 million for severance-related benefits.

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

Interest Income, Other Income and Other Expense

     We had interest income of $254,000 for the three months ended September 30, 2003, and $562,000 for the nine months ended September 30, 2003, as compared with $272,000 and $936,000 for the same periods in 2002. The decrease in interest income in 2003 as compared with 2002 primarily was due to lower average interest rates.

     In November 2001, we sold and licensed to Syrrx, Inc. assets from our small molecules discovery program in exchange for Syrrx preferred stock valued at $750,000. The entire amount was recorded as “Other income” on the date of sale. The value of the preferred stock was initially determined based on similar sales of Syrrx preferred stock for cash. In December 2002, we recorded a $100,000 charge to reduce the carrying value of our Syrrx investment to reflect an impairment in the value of the stock. In the three months ended June 30, 2003, based on a further round of financing completed by Syrrx in April 2003, we recorded an additional write-down of $275,000 as “Other expense-related party” to further reduce the carrying value of the investment. We consider the reduction in carrying value of the investment to be other-than-temporary. We did not incur similar write-downs in the three months ended September 30, 2003 or in the three and nine months ended September 30, 2002.

     We licensed to Rigel Pharmaceuticals, Inc. assets from our small molecules discovery program for $175,000 in January 2002 and $60,000 in August 2002, both of which we recorded as “Other income.” No similar items were recorded in the three months or nine months ended September 30, 2003.

Liquidity and Capital Resources

     Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities and revenue from collaborative research and development agreements to fund our operations.

ONYX PHARMACEUTICALS, INC.

     At September 30, 2003, we had cash, cash equivalents and marketable securities of $94.9 million, compared to $39.8 million at December 31, 2002. The increase of $55.1 million was attributable to our public offering completed in July and August 2003, which raised aggregate net cash proceeds of $73.8 million; the private placement financing that we completed in February 2003, which raised net cash proceeds of $9.9 million, as well as $1.9 million received from the exercise of stock options. These sources of cash were partially offset by cash used in operating activities of $30.5 million. The cash was used primarily for cofunding the clinical development program with Bayer for BAY 43-9006 and to fund our therapeutic virus program.

     Total capital expenditures for equipment and leasehold improvements for the nine-month period ended September 30, 2003, were $0.1 million. We currently expect to make expenditures for capital equipment and leasehold improvements of up to $0.2 million for the remainder of 2003.

     We believe that our existing capital resources and interest thereon will be sufficient to fund our current and planned operations through the end of 2005. In addition, we announced in October 2003 with our collaborator, Bayer, the initiation of a Phase III clinical trial for BAY 43-9006. The start of the Phase III clinical trial will result in a $15.0 million creditable milestone-based payment to us from Bayer under our collaboration agreement that we anticipate receiving in the fourth quarter of 2003. Pursuant to our collaboration agreement, this amount is repayable to Bayer from a portion of any of our future profits and royalties, if any, from any products. We anticipate that our codevelopment costs for the BAY 43-9006 program will increase over the next several years as the Phase III clinical trial program advances. While these costs are unknown at the current time, we expect that we will need to raise additional capital to continue the cofunding of the program in future periods beyond 2005.

     Changes in our research and development plans or other changes affecting our operating expenses may result in the expenditure of our resources before the end of 2005, and in any event, we will need to raise additional capital to fund our operations beyond 2005. We intend to seek this additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

Business Risks

     BAY 43-9006 is our only product candidate currently in clinical development, and our ability to discover and promote additional candidates to clinical development is constrained. If BAY 43-9006 is not successfully commercialized, we may be unable to identify and promote alternative product candidates and our business would fail.

     BAY 43-9006 is our only product candidate in clinical development. In June 2003, following an unsuccessful search for new collaboration partners for our therapeutic virus product candidates, including ONYX-015 and ONYX-411, we announced that we were discontinuing the development of all therapeutic virus product candidates, eliminating all employee positions related to these candidates, and terminating all related manufacturing capabilities. As a result, we do not have internal research and development capabilities. Our remaining scientific and administrative employees are dedicated to managing our relationship with Bayer Pharmaceuticals Corporation, and the development of BAY 43-9006, but are not actively discovering or developing new product candidates. As a result of the termination of our therapeutic virus program and drug discovery programs, we do not have a functional product development pipeline. If BAY 43-9006 is not successful in clinical trials, does not receive marketing approval, or is not successfully commercialized, we may be unable to identify and promote alternative product candidates to clinical development, which would cause our business to fail.

     We have begun an initial Phase III clinical trial with BAY 43-9006. If our clinical trial fails to demonstrate the safety and effectiveness of this product candidate, we will be unable to commercialize BAY 43-9006, and our business may fail.

     In collaboration with Bayer, we are conducting multiple clinical trials of BAY 43-9006. We have completed Phase I single-agent clinical trials of BAY 43-9006. We are currently conducting a number of Phase I clinical trials of BAY 43-

ONYX PHARMACEUTICALS, INC.

9006 in combination with standard chemotherapeutic agents. Phase I trials are not designed to test the efficacy of a drug candidate but rather to test safety, to study pharmacokinetics, or how the body processes the drug candidate, to study pharmacodynamics, or how the drug candidate acts on the body over a period of time, and to understand the drug candidate’s side effects at various doses and schedules.

     With Bayer, we are currently conducting single-agent, open label Phase II clinical trials of BAY 43-9006 in liver, melanoma, kidney and other cancers. Phase II trials are designed to explore the efficacy of a product candidate in several different types of cancers and are normally randomized and double-blinded to ensure that the results are due to the effects of the drug. We and Bayer have initiated a Phase III clinical trial without randomized Phase II clinical trial data. We believe that any clinical trial designed to test the efficacy of BAY 43-9006, whether Phase II or Phase III, will likely involve a large number of patients to achieve statistical significance and will be expensive. We may conduct a lengthy and expensive clinical trial of BAY 43-9006 only to learn that this drug candidate is not an effective treatment. Historically, many companies have failed to demonstrate the effectiveness of pharmaceutical product candidates in Phase III clinical trials notwithstanding favorable results in Phase I or Phase II clinical trials. In addition, we may observe previously unforeseen adverse side effects.

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

ONYX PHARMACEUTICALS, INC.

     Our collaboration agreement with Bayer calls for Bayer to advance us creditable milestone-based payments. Based on our continued cofunding of development costs, Bayer will advance us $15 million upon initiation of Phase III clinical trials. We expect to receive this payment in the fourth quarter of 2003. In addition, any funds advanced under the agreement are repayable out of our future profits and royalties, if any, from any products.

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

     If Bayer is involved in a business combination, such as a merger, or is otherwise acquired, the newly combined entity may have different priorities for drug development and discovery than did the original collaborator. Bayer recently announced its intentions to retain its pharmaceutical business. However, a combination or sale of assets is still possible.

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

     Our collaboration agreement with Bayer provides that if Onyx is acquired by another entity by reason of merger, consolidation or sale of all or substantially all of our assets, and Bayer does not consent to the transaction, then for 60 days following the transaction Bayer may elect to terminate Onyx’s codevelopment, copromotion and comarketing rights under the collaboration agreement. If Bayer were to exercise this right, Bayer would gain exclusive development and marketing rights to the product candidates being developed under the collaboration agreement, including BAY 43-9006. If this happened, Onyx, or the successor to Onyx, would receive a royalty based on any sales of BAY 43-9006 and other collaboration products, rather than a share of any profits. In this case, Onyx or its successor would be permitted to continue cofunding development, and the royalty rate would be adjusted to reflect this continued risk-sharing by Onyx or its successor. These provisions of our collaboration agreement with Bayer may have the effect of delaying or preventing a change in control, or a sale of all or substantially all of our assets, or may reduce the number of companies interested in acquiring Onyx.

ONYX PHARMACEUTICALS, INC.

     Our clinical trials could take longer to complete than we project or may not be completed at all.

     Although for planning purposes we project the commencement, continuation and completion of clinical trials for BAY 43-9006, the actual timing of these events may be subject to significant delays relating to various causes, including actions by Bayer, scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, and shortages of available drug supply. We may not complete clinical trials involving BAY 43-9006 as projected.

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

     We believe that our existing capital resources and interest thereon, including the net cash proceeds of approximately $73.8 million raised in the underwritten public offering in July 2003 and the expected $15 million payment from Bayer, will be sufficient to fund our current and planned operations through the end of 2005. We anticipate that Bayer will advance us $15 million under our collaboration agreement during the fourth quarter of 2003 for the initiation of Phase III clinical trials for BAY 43-9006 based on our continued cofunding of development costs. We also anticipate that our codevelopment costs for the BAY 43-9006 program will increase over the next several years as the Phase III clinical trial program advances. While these costs are unknown at the current time, we expect that we will need to raise substantial additional capital to continue the cofunding of the BAY 43-9006 program in future periods. We may have to curtail our funding of BAY 43-9006 if we cannot raise sufficient capital. If we do not cofund development of BAY 43-9006, we will receive a royalty on future sales of any product that is ultimately commercialized, instead of a share of profits.

ONYX PHARMACEUTICALS, INC.

     The efficacy of RAF inhibition in the treatment of human cancer has not been established.

     BAY 43-9006 is designed to act as a RAF inhibitor, blocking inappropriate growth signals in tumor cells by inhibiting RAF kinase, an enzyme that induces cancer cell growth. BAY 43-9006 is the first small molecule RAF inhibitor to reach the stage of clinical testing, and there is currently no direct evidence that the inhibition of RAF is an effective treatment for cancer in humans. The anticancer activity of BAY 43-9006 was studied using preclinical models. However, preclinical models to study anticancer activity of compounds are not necessarily predictive of sufficient clinical efficacy of these compounds in the treatment of human cancer to warrant a full commercial development program. BAY 43-9006 has also been tested in Phase I and Phase II human clinical trials, but the number of patients in these trials was insufficient to draw statistically significant conclusions as to clinical efficacy of the compound. RAF inhibition, the method of action of BAY 43-9006, may ultimately fail as an effective treatment of cancer in humans, or BAY 43-9006 may not inhibit RAF sufficiently to be effective. If RAF inhibition is not an effective treatment of cancer in humans, BAY 43-9006 may have no commercial value as a drug candidate, which could seriously harm our business.

     We have a history of losses, and we expect to continue to incur losses.

     Our net loss for the year ended December 31, 2000 was $7.5 million, for the year ended December 31, 2001 was $27.6 million, and for the year ended December 31, 2002 was $45.8 million. Our net loss for the nine months ended September 30, 2003 was $33.2 million. As of September 30, 2003, we had an accumulated deficit of approximately $192.1 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs. We derived no revenues from product sales or royalties. We expect to incur significant and increasing operating losses over the next several years as we expand our clinical trial activities. We expect our operating losses to increase with our cofunding of ongoing BAY 43-9006 clinical trial costs under our collaboration agreement with Bayer.

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

ONYX PHARMACEUTICALS, INC.

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

     In January 2003, we restructured our operations to reflect an increased priority on the development of BAY 43-9006 and, in June 2003, announced that we discontinued our therapeutic virus program. As a result of these restructurings, we eliminated approximately 75 positions, including our entire scientific team associated with the therapeutic virus program. Our remaining scientific and administrative employees are engaged in managing our collaboration with Bayer to develop BAY 43-9006, but are not actively involved in new product candidate discovery. If we resume our research and development of other product candidates, we will either need to re-hire these individuals or hire individuals with similar skill sets. If we cannot re-hire these individuals or others with similar skill sets in a timely fashion, we will be unable to resume these activities.

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

     We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market product candidates that will compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these

ONYX PHARMACEUTICALS, INC.

competitive product candidates are in clinical trials. Competitors that target the same tumor types as our BAY 43-9006 program and that have product candidates in clinical development include Pfizer, AstraZeneca PLC, OSI Pharmaceuticals, Inc., Genentech, Inc. and Abgenix, Inc., among others. We believe Pfizer has a small molecule compound in preclinical development that targets MEK, an enzyme that is also involved in the RAS signaling pathway. In addition, potential competition may come from agents that target Epidermal Growth Factor, or EGF, receptors and Vascular Endothelial Growth Factor, or VEGF, receptors. These agents include antibodies and small molecules. In particular, OSI Pharmaceuticals with Tarceva™ and AstraZeneca with IRESSA™ are developing small molecule inhibitors of EGF receptor tyrosine kinase. Companies working on developing antibody approaches include ImClone Systems, Inc. with Erbitux and Abgenix with antibodies targeting EGF receptors. Genentech has an antibody targeting VEGF (Avastin), and Novartis is developing a small molecule targeting VEGF. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for or be used in combination with BAY 43-9006. We believe that other companies have RAF kinase inhibitors in preclinical development.

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

ONYX PHARMACEUTICALS, INC.

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

     In the case of BAY 43-9006, the patent application covering this product candidate is held by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. If the BAY 43-9006 patent is issued, it will expire in 2019, subject to possible patent-term extension, the entitlement for which and the term of which we cannot predict. Patent applications for BAY 43-9006 are also pending throughout the world. As of September 30, 2003, we held 38 United States patents and had more than 26 patent applications pending before the United States Patent and Trademark Office. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.

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

ONYX PHARMACEUTICALS, INC.

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

ONYX PHARMACEUTICALS, INC.

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

     Our stock price is highly volatile.

     The market price of our common stock has been highly volatile and is likely to continue to be volatile. For example, during the period beginning January 1, 2001 and ending September 30, 2003, the closing sales price for one share of our common stock reached a high of $23.92 and a low of $3.50. Factors affecting our stock price include:

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

     Our executive officers, directors and five percent stockholders own, in the aggregate, approximately 29 percent of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters

ONYX PHARMACEUTICALS, INC.

requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

ONYX PHARMACEUTICALS, INC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we place our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We classify our cash equivalents or marketable securities as fixed rate if the rate of return on an instrument remains fixed over its term. As of September 30, 2003, all of our cash equivalents and marketable securities were classified as fixed rate. There were no significant changes in our market risk exposures during the three months ended September 30, 2003. For further discussion of our market risk exposures, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures: The Company’s principal executive and financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive and financial officer concluded that the Company’s disclosure controls and procedures were sufficiently effective as of September 30, 2003 to ensure that information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

     Changes in internal controls over financial reporting: There were no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     b) Reports on Form 8-K

On July 14, 2003, the Company filed a Current Report on Form 8-K, reporting under Item 5 that on July 14, 2003 the Company announced plans to publicly offer 4,000,000 shares of its common stock pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. In addition, the Company announced plans to grant to the underwriters in connection with the offering an option to purchase up to an additional 600,000 shares of common stock.

On July 22, 2003, the Company filed a Current Report on Form 8-K, reporting under Item 5 that on July 21, 2003 the Company entered into an Underwriting Agreement with Morgan Stanley & Co. Incorporated, Lehman Brothers Inc. and SG Cowen Securities Corporation relating to the sale of 5,000,000 shares of the Company’s common stock at an offering price to the public of $15.25 per share.

On August 4, 2003, the Company filed a Current Report on Form 8-K, to furnish under Item 12 its July 31, 2003 public announcement of financial results for the second quarter and six months ended June 30, 2003.

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

ONYX PHARMACEUTICALS, INC.

Date: November 13, 2003	By:	/s/ Hollings C. Renton

Hollings C. Renton Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)

Date: November 13, 2003	By:	/s/ Marilyn E. Wortzman

Marilyn E. Wortzman Vice President, Finance (Principal Accounting Officer)

ONYX PHARMACEUTICALS, INC.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (1)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

4.1	Specimen Stock Certificate. (1)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (3)

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.