Form 10-K
period 2003-12-31
ONYX PHARMACEUTICALS INC
filed 2004-03-15
CIK 1012140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 0-28298

Onyx Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3154463
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the last trade price of the common stock reported on the Nasdaq National Market on June 30, 2003 was approximately $257,829,000.

      The number of shares of common stock outstanding as of March 8, 2004 was 34,457,581.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Onyx’s Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2004 Annual Meeting are incorporated herein by reference into Part III of this report.

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

Item 1.     Business

Overview

      We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. With our collaborators, we are developing small molecule, orally available drugs with the goal of changing the way cancer is treated. A common feature of cancer cells is the excessive activation of signaling pathways that cause abnormal cell proliferation. In addition, tumors require oxygen and nutrients from newly formed blood vessels to support their growth. The formation of these new blood vessels is a process called angiogenesis. We are applying our expertise to develop oral anticancer therapies designed to prevent cancer cell proliferation and angiogenesis by inhibiting proteins that signal or support tumor growth. By exploiting the genetic differences between cancer cells and normal cells, we aim to create novel anticancer agents that minimize damage to healthy tissue. Our lead drug candidate, BAY 43-9006, is currently in Phase III clinical development with our collaborator, Bayer Pharmaceuticals Corporation. BAY 43-9006 targets both tumor cell proliferation and angiogenesis.

      BAY 43-9006 is a novel, orally available signal transduction inhibitor and is one of a new class of anticancer treatments that target growth signaling in cancer. BAY 43-9006 operates through dual mechanisms of action by inhibiting proliferation of cancer cells and inhibiting angiogenesis. Several drugs developed and owned by others, and approved by the U.S. Food and Drug Administration, or FDA, validate this treatment approach. However, BAY 43-9006 is the first small molecule agent to enter clinical trials directed against the enzyme RAF kinase to inhibit tumor cell proliferation. In addition, BAY 43-9006 displays activity that inhibits VEGFR-2 and PDGFR-ß, two key proteins involved in angiogenesis.

      We and Bayer are developing and will market BAY 43-9006 under our collaboration agreement. Together with Bayer, we are conducting multiple clinical trials of BAY 43-9006. To date, we have treated over 1,000 patients. In October 2003, we announced the initiation of a pivotal Phase III clinical trial after a Special Protocol Assessment, or SPA, with the FDA, in patients with advanced renal cell carcinoma, also known as kidney cancer. This decision was based on interim Phase II data, which provided encouraging signs of tumor shrinkage and disease stabilization in patients with advanced kidney cancer. The agent is also being studied in multiple Phase II clinical trials for the treatment of kidney, melanoma, liver and other cancers, as well as in multiple Phase Ib trials evaluating its use in combination with standard chemotherapy drugs. Two Phase II trials were initiated in the third quarter of 2002 based on preliminary Phase I data indicating that BAY 43-9006 was well tolerated and showed early evidence of antitumor activity. In addition, a Phase I clinical trial in Canada is being conducted in patients with acute myelogenous leukemia, or AML, and myelodysplastic syndrome, or MDS.

      In collaboration with Warner-Lambert Company, now a subsidiary of Pfizer Inc, we identified a number of lead compounds that modulate the activity of key enzymes that regulate the process whereby a single cell replicates itself and divides into two identical new cells, a process known as the cell cycle. Mutations in genes that regulate the cell cycle are present in a majority of human cancers. Warner-Lambert is currently advancing a lead candidate from that collaboration, a small molecule cell cycle inhibitor targeting a cyclin-dependent kinase expected to enter Phase I clinical trials in 2004.

Our Product Candidates

      The development status of our product candidates is listed below:

Current
Product/Program	Technology	Indication	Status

BAY 43-9006	Small Molecule Inhibitor of tumor cell proliferation and angiogenesis, targeting RAF kinase, VEGFR-2 and PDGFR-ß	Single-agent trial for Kidney cancer	Phase III
		Single-agent trials for Kidney, Melanoma, Liver and other cancers	Phase II
		Combination trials with standard chemotherapies for Melanoma and Pancreatic cancer	Phase Ib Extension
		Six additional combination trials with standard chemotherapies	Phase Ib
		Single-agent trial in Acute Myelogenous Leukemia, Myelodysplastic Syndrome	Phase I
Cell Cycle Kinase	Small Molecule Inhibitor of Cyclin-Dependent Kinase	Multiple Cancer Types	Preclinical

     BAY 43-9006

      BAY 43-9006 operates through dual mechanisms of action by inhibiting proliferation of cancer cells and inhibiting angiogenesis.

      The RAS gene and its related biochemical pathway, the RAS signaling pathway, play a key role in cell proliferation. In normal cell proliferation, when the RAS signaling pathway is activated, or “on,” it sends a signal telling the cell to grow and divide. When a gene in the RAS signaling pathway is mutated, the signal may not turn “off” as it should, causing the cell to continuously reproduce itself. The RAS signaling pathway plays an integral role in the growth of some tumor types, and we believe that inhibiting this pathway could have an effect on tumor growth.

      RAF kinase is an enzyme in the pathway that RAS activates to signal cell growth. Other kinases in this part of the growth signaling pathway include MEK and ERK. The RAS pathway is believed to be abnormally activated in many human cancers by various mechanisms. In approximately 20 percent of human cancers, a RAS gene is activated by mutation. One form of the enzyme RAF, BRAF, is activated by mutations in two thirds of melanomas and is also involved in several other cancers. BAY 43-9006 is an orally active agent designed to block inappropriate growth signaling in cancer by inhibiting RAF kinase.

      BAY 43-9006 also inhibits angiogenesis. VEGFR-2 and PDGFR-ß are key receptors of Vascular Endothelial Growth Factor, or VEGF, and Platelet-Derived Growth Factor, or PDGF; both of which play a role in angiogenesis. BAY 43-9006 inhibits the signaling activities of these receptors. In addition, the inhibition of RAF kinase has also been shown to have anti-angiogenic effects.

     Clinical Trials

      Under our collaboration agreement with Bayer, we are conducting multiple clinical trials of BAY 43-9006. In addition with Bayer, we are jointly developing and intend to commercialize BAY 43-9006, outside of Japan.

      Phase III in Kidney Cancer. In October 2003, we and Bayer, announced the initiation of an international, placebo-controlled, multicenter Phase III clinical trial to further evaluate the safety and efficacy of BAY 43-9006 in the treatment of advanced renal cell carcinoma, also referred to as RCC or kidney cancer. The objective of the randomized study is to establish the activity of BAY 43-9006 in kidney cancer in a large Phase III clinical trial, with improvement in overall survival as the primary endpoint. The study also will assess time-to-disease progression, overall response rate, safety, quality of life and the pharmacokinetics of BAY 43-9006, or how concentrations of BAY 43-9006 in the body change over time. More than 800 people will participate in the Phase III study at sites worldwide. To be eligible for the study, individuals with unresectable and/or metastatic disease must have failed a previous systemic therapy. We and Bayer also reported in October 2003 that the FDA had completed and agreed upon an SPA for the pivotal Phase III trial. An SPA is a written agreement with the FDA on the design and size of clinical trials intended to form the basis of a new drug application. We initiated our Phase III clinical trial based on interim investigator-reported data from our Phase II randomized discontinuation trial, which is ongoing.

      Phase II in Multiple Tumor Types. We and Bayer, initiated two single-agent Phase II clinical trials of BAY 43-9006 in the third quarter of 2002. One of these trials, a randomized discontinuation study, included patients with advanced solid tumors of multiple types, including kidney, melanoma, colorectal and other cancers, such as pancreatic, ovarian, sarcoma, thyroid and breast. Preliminary data from the discontinuation study was presented at two scientific meetings in the fall of 2003. Additional data from this study will be reported at future scientific meetings.

      The data presented at the American Association for Cancer Research-National Cancer Institute-European Organization for Research and Treatment of Cancer, or the AACR-NCI-EORTC, conference in November 2003 included the first 50 participants with advanced and progressive kidney cancer who were evaluable after 12 weeks of treatment. Of the evaluable patients assessed by investigators, 42 percent, or 21 patients, had reported tumor shrinkage of at least 25 percent. Twenty-six percent, or 13 patients, were reported to have had their tumors stabilized within 25 percent of pretreatment size. Overall, 68 percent, or 34 patients, of this cohort of study participants did not demonstrate tumor progression by the 12-week evaluation point, as determined by investigators. The remaining 32 percent, or 16 patients, discontinued study treatment either because of progressive disease or adverse effects. These early data are subject to confirmation and to a final independent review at the conclusion of the study, along with data from additional kidney cancer patients on the study, at which time the final results will be released.

      Almost all the patients with kidney cancer in this trial had failed at least one prior systemic treatment and had progressive disease on study entry. To date, the most commonly reported drug-related events in the study include: diarrhea, hypertension, rash and mild-to-moderate hand-foot syndrome, which is characterized by painful lesions in the palms of the hands and soles of the feet, all of which were shown to be manageable and reversible.

      The second Phase II clinical trial includes only patients with liver cancer. This trial is fully enrolled and ongoing. We expect to report data from this trial at future scientific meetings.

      Phase Ib in Combination with Chemotherapies in Multiple Tumor Types. Together with Bayer, we are conducting multiple Phase Ib clinical trials evaluating BAY 43-9006 in combination with a range of standard chemotherapies. To date, we have reported results from two of these eight trials, specifically for the use of BAY 43-9006 in combination with paclitaxel and carboplatin and also with gemcitabine.

      Data from a Phase Ib trial of BAY 43-9006 were reported in June 2003 and updated in November 2003. The multicenter, dose-escalating trial is designed to evaluate different dosage levels of BAY 43-9006 administered in combination with paclitaxel and carboplatin. In November, the investigator reported data on 14 of the 46 melanoma patients enrolled in the trial. BAY 43-9006 was well tolerated when combined with full dose paclitaxel and carboplatin. Toxicities we believe to be attributable to BAY 43-9006, including skin rash and hand-foot syndrome, resolved themselves when treatment was halted or BAY 43-9006 dosages were reduced. No pharmacokinetic interaction between BAY 43-9006 and paclitaxel or carboplatin was reported. Tumor shrinkages of 50 percent or greater, also called partial responses, were observed in seven of thirteen evaluable patients with melanoma, and disease stabilization was reported in five additional melanoma patients, whose disease subsequently progressed within two to five months. At the time of the report, one partial responder’s disease progressed after ten months and six of the seven other patients with partial responses were ongoing, ranging from six to 15 months. One melanoma patient’s disease progressed after two cycles. Additional melanoma patients are being enrolled to study the combination of BAY 43-9006 with paclitaxel and carboplatin.

      A second study of BAY 43-9006 in combination with chemotherapeutics was also reported in June 2003. In this multicenter, dose-escalating Phase Ib trial, BAY 43-9006 was administered continuously at three different dose levels up to 400 mg twice daily, along with gemcitabine given at the standard dose of 1000 mg/m2. The patients had advanced solid tumors including pancreatic, colorectal, ovarian, esophageal, gastric, sarcoma, nasopharyngeal and mesothelioma, for which no standard therapy exists and who were deemed suitable for treatment with gemcitabine chemotherapy. The safety results were reported in 20 patients treated. Blood toxicities observed in patients did not limit the dose the patient could receive and were consistent with the side effects of gemcitabine when administered alone. Other toxicities included decreased appetite, fatigue, hand-foot syndrome, skin rash, nausea and diarrhea. Of these, fatigue proved dose-limiting in one patient treated at the highest dose. Preliminary pharmacokinetic analysis revealed no significant interactions between BAY 43-9006 and gemcitabine. Therefore, the primary objective of the study was met since the drugs could be combined at the standard dose of gemcitabine plus the recommended Phase II dose of BAY 43-9006. In addition, there was early evidence of anticancer activity. Data from 20 patients included one patient with a confirmed partial response in previously treated ovarian cancer, and disease stabilization of eight weeks or more in 11 patients with tumor types including ovarian, pancreatic, colorectal, esophageal, nasopharyngeal, and an unknown primary tumor. Additional pancreatic cancer patients are currently being evaluated.

      Phase I. We have reported on 182 patients with advanced cancers treated in Phase I clinical trials conducted in Germany, Belgium, Canada and the United States. We presented the data from these trials at several scientific meetings during 2002 and the first two quarters of 2003, including the 2002 and 2003 annual meetings of the American Society of Clinical Oncology, or ASCO, and the 2002 EORTC-NCI-AACR meeting.

      The objective of the Phase I studies was to test BAY 43-9006 for safety, pharmacokinetics, and pharmacodynamics, which is how the compound acts on the body over a period of time when administered orally at various doses and schedules.

      Treated patients had advanced cancers including colorectal, liver, kidney, breast, lung, ovarian and other cancers. At the recommended Phase II dose of 400 mg twice daily, toxicities were generally mild to moderate, and included skin reactions, anorexia, fatigue and diarrhea. Patients enrolled in these trials achieved serum levels of BAY 43-9006 equivalent to the levels at which antitumor activity was seen in preclinical studies. In June 2003, we reported that in an analysis of 118 patients with advanced malignancies who received BAY 43-9006 in initial doses of 200 mg or more twice daily, 29 patients, or 25 percent, remained on BAY 43-9006 for more than six months, and nine of these patients remained in treatment for more than one year. In addition, we reported early signs of antitumor activity, including partial responses in one liver cancer patient and one kidney cancer patient. Most of the dose-limiting toxicities were seen at dose levels of 600 mg twice daily or greater and included diarrhea and skin toxicity, including hand-foot syndrome. Based on these results we selected a dose of 400 mg twice daily to use in our Phase II clinical trials. After additional experience treating several hundred patients at this dose in the Phase II program, the same dose is now being used in the Phase III clinical trial.

      Phase I and Phase II in AML and MDS. Together with Bayer and the Canadian National Cancer Institute, we are continuing a Phase I clinical trial of BAY 43-9006 in AML and MDS patients. The first phase of the study is a dose-escalation study that may be followed by an expansion at the highest dose level.

     Cell Cycle Program

      In collaboration with Warner-Lambert, we identified a number of lead compounds that modulate the activity of key enzymes that regulate the process whereby a single cell replicates itself and divides into two identical new cells, a process known as the cell cycle. Mutations in genes that regulate the cell cycle are present in a majority of human cancers. Our small molecule discovery collaboration with Warner-Lambert ended in August 2001. However, Warner-Lambert, now a subsidiary of Pfizer, is currently advancing a lead candidate from that collaboration, a small molecule cell cycle inhibitor targeting a cyclin-dependent kinase. We believe that Warner-Lambert expects to enter Phase I clinical trials with this candidate in 2004.

     Virus Platform

      Prior to June 2003, in addition to our small molecule program, we were developing therapeutic viruses that selectively replicate in cells with cancer-causing genetic mutations. In June 2003, we announced that we were discontinuing this program as part of a business realignment that placed an increased priority on the development of BAY 43-9006. As the first step in this realignment, in January 2003, we suspended Phase II and Phase III clinical studies of our p53-selective virus ONYX-015 for head and neck cancer, canceled plans to initiate a Phase II trial in metastatic colorectal cancer and suspended all manufacturing activity. In June 2003, we announced the termination of all other internal research activities, including the development of our RB-selective virus ONYX-411 and our Armed Therapeutic VirusTM program. Together these actions resulted in a reduction in force of approximately 75 positions, most of which were associated with the therapeutic virus program. We are continuing to evaluate any opportunities that may arise to license or divest our therapeutic virus technology. To further develop these assets, we will continue to fund research at the University of California, San Francisco related to our therapeutic viruses under an existing agreement that continues through January 2007. The principal investigator under this agreement is our scientific founder, Dr. Frank McCormick. Future payments under the agreement will total approximately $1.7 million.

Collaborations

     Bayer

      Effective February 1994, we established a research and development collaboration agreement with Bayer to discover, develop and market compounds that inhibit the function, or modulate the activity, of the RAS signaling pathway to treat cancer and other diseases. Together with Bayer, we concluded collaborative research under this agreement in 1999, and based on this research, a product development candidate, BAY 43-9006, was identified.

      Bayer has paid all the costs of research and preclinical development of BAY 43-9006. Under our agreement with Bayer, we are currently funding 50 percent of mutually agreed clinical development costs worldwide, excluding Japan. Bayer is funding 100 percent of development costs in Japan and will pay us a royalty on any sales in Japan. We currently intend to copromote in the United States and, if we continue to cofund development and copromote in the United States, we will share equally in profits or losses, if any, in the United States. If we continue to cofund but do not copromote in the United States, Bayer would first receive a portion of the product revenues to repay Bayer for its commercialization infrastructure, before determining our share of profits and losses. As we do not have the right to copromote BAY 43-9006 outside the United States, Bayer would also receive this preferential distribution in all other parts of the world, except Japan where we would receive a royalty on any sales.

      Our agreement with Bayer calls for creditable milestone-based payments. These amounts are interest-free and will be repayable to Bayer from a portion of any of our future profits and royalties. We received $5.0 million in the third quarter of 2002 upon initiation of Phase II clinical studies and $15.0 million in the fourth quarter of 2003 based upon the initiation of the Phase III study. In addition, Bayer will advance us

$10.0 million when a New Drug Application, or NDA, is filed and a further $10.0 million following the approval of BAY 43-9006 in any one of the United States, France, Germany, Italy, Spain or the United Kingdom. At any time during product development, either company may terminate its participation in development costs, in which case the terminating party would retain rights to the product on a royalty-bearing basis. If we do not continue to bear 50 percent of product development costs, Bayer would retain exclusive, worldwide rights to this product candidate and would pay royalties to us based on net sales.

     Warner-Lambert: Cell Cycle

      In May 1995, we entered into a research and development collaboration agreement with Warner-Lambert, now a subsidiary of Pfizer, to discover and commercialize small molecule drugs that restore control of, or otherwise intervene in, the misregulated cell cycle in tumor cells. Under this agreement, we developed screening tests, or assays, for jointly selected targets, and transferred these assays to Warner-Lambert for screening of their compound library to identify active compounds. The discovery research term under the agreement ended in August 2001. Warner-Lambert is responsible for subsequent medicinal chemistry and preclinical investigations on the active compounds. In addition, Warner-Lambert is obligated to conduct and fund all clinical development, if any, make regulatory filings and manufacture for sale any approved collaboration compounds. We will receive milestone payments on clinical development and registration of any resulting products and would receive royalties on worldwide sales of the products. Warner-Lambert has identified a small molecule lead compound, an inhibitor of a cyclin-dependent kinase. We believe that Warner-Lambert expects to enter Phase I clinical trials with this candidate in 2004.

Research and Development

      The majority of our operating expenses to date are related to research and development, or R&D. R&D expenses consist of independent R&D costs and costs associated with collaborative R&D. R&D expenses were $33.6 million in 2003, $43.8 million in 2002, and $39.9 million in 2001. We anticipate that a majority of our operating expenses will continue to be related to R&D in 2004.

Marketing and Sales

      We currently have no marketing, sales or distribution capabilities, but we may build these capabilities to promote any approved product in the United States. We also may enter into relationships with one or more pharmaceutical companies with established marketing, sales and distribution capabilities and direct sales forces to market products we may successfully commercialize.

Manufacturing

      At this time, we do not have any internal manufacturing capability for any of our product candidates, and we rely on others to provide manufacturing services. To manufacture our product candidates for clinical trials or on a commercial scale, if we are required to or choose to do so, we would have to build or gain access to a manufacturing facility, which will require significant funds.

      Under our collaboration agreement with Bayer, Bayer has the manufacturing responsibility to supply BAY 43-9006 for clinical trials and to support any commercial requirements. To date, Bayer has manufactured sufficient drug supply to support the current needs of clinical trials in progress. We believe that Bayer has the capability to meet all future drug supply needs and meet the FDA and other regulatory agency requirements for commercialization. However, Bayer may, for reasons beyond our control, become unable or unwilling to provide sufficient future drug supply or to meet these regulatory requirements. If this were to happen, we would be forced to incur additional expenses to pay for the manufacture of BAY 43-9006 or to develop our own manufacturing capabilities. Under our collaboration agreement with Warner-Lambert, Warner-Lambert is obligated to manufacture all small molecule drugs for clinical development and commercialization.

Patents and Proprietary Rights

      We believe that patent and trade secret protection is crucial to our business and that our future will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others, both in the United States and other countries. The patent applications covering BAY 43-9006 are owned by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. As of December 31, 2003, we owned or had licensed rights to 48 United States patents and 44 United States patent applications, and generally, foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert or Bayer, or aspects of our now discontinued therapeutic virus program.

      Generally, patent applications in the United States are maintained in secrecy for a period of 18 months or more. Since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we are not certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file those patent applications. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire, or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent.

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

      Together with our licensors, we also rely on trade secrets to protect our combined technology; especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants and collaborators. These parties may breach these agreements, and we may not have adequate remedies for any breach. Our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that we or our consultants or collaborators use intellectual property owned by others in their work for us, we may have disputes with them or other third-parties as to the rights in related or resulting know-how and inventions.

Government Regulation

      Regulation by government authorities in the United States and other countries will be a significant factor in the manufacturing and marketing of any products that may be discovered or developed by us, or that may arise out of our research. We must obtain the requisite regulatory approvals by government agencies prior to commercialization of any product. We anticipate that any product candidate will be subject to rigorous preclinical and clinical testing and premarket approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, testing, labeling, storage, record keeping, marketing and promotion of products and product candidates.

      The steps ordinarily required before a drug or biological product may be marketed in the United States include:

•	preclinical studies;

•	the submission to the FDA of an Investigational New Drug application, or IND, that must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate;

•	the submission of a marketing application to the FDA; and

•	FDA approval of the marketing application, including inspection and approval of the product manufacturing facility.

      Preclinical trials involve laboratory evaluation of product candidate chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product candidate. Preclinical safety trials must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practice. The results of the preclinical trials are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. Submission of an IND may not result in FDA clearance to commence clinical trials, and the FDA’s failure to object to an IND does not guarantee FDA approval of a marketing application.

      Clinical trials involve the administration of the product candidate to humans under the supervision of a qualified principal investigator. In the United States, clinical trials must be conducted in accordance with Good Clinical Practices under protocols submitted to the FDA as part of the IND. In addition, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board, or IRB, and with the patient’s informed consent. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution conducting the clinical trial. The United Kingdom and many other European and Asian countries have similar regulations.

      The goal of Phase I clinical trials is to establish initial data about safety and tolerability of the product candidate in humans. The goal of Phase II clinical trials is to provide evidence about the desired therapeutic efficacy of the product candidate in limited studies with small numbers of carefully selected subjects. The investigators seek to evaluate the effects of various dosages and to establish an optimal dosage level and dosage schedule. Investigators also gather additional safety data from these studies. Phase III clinical trials consist of expanded, large-scale, multicenter studies in the target patient population. This phase further tests the product’s effectiveness, monitors side effects, and, in some cases, compares the product’s effects to a standard treatment, if one is already available.

      We would need to submit all data obtained from this comprehensive development program as a marketing application to the FDA, and to the corresponding agencies in other countries for review and approval, before marketing product candidates. These regulations define not only the form and content of the development of safety and efficacy data regarding the proposed product, but also impose specific requirements regarding:

•	manufacture of the product;

•	testing;

•	quality assurance;

•	packaging;

•	storage;

•	documentation;

•	recordkeeping;

•	labeling;

•	advertising; and

•	marketing procedures.

      The process of obtaining FDA approval can be costly, time consuming and subject to unanticipated delays. The FDA may refuse to approve an application if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy of the product candidate. In some instances, regulatory approval may be granted with the condition that confirmatory Phase IV clinical trials are carried out. If these Phase IV clinical trials do not confirm the results of previous studies, regulatory approval for marketing may be withdrawn. Moreover, if regulatory approval of a product is granted, the approval will be limited to specific indications. Approvals of our proposed products, processes or facilities may not be granted on a timely basis, if at all. Any failure to obtain, or delay in obtaining, such approvals would seriously harm our business, financial condition and results of operations. Facilities used to manufacture drugs are subject to periodic inspection by the FDA and other authorities where applicable, and must comply with FDA’s current Good Manufacturing Practice, or cGMP, regulations. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval. Failure to comply with FDA and other applicable regulatory requirements may result in, among other things:

•	warning letters;

•	civil penalties;

•	criminal prosecution;

•	injunctions;

•	seizure or recall of products;

•	total or partial suspension of production;

•	refusal of the government to grant approval; or

•	withdrawal of approval of products.

      Whether or not we obtain FDA approval, approval of a product candidate by comparable regulatory authorities will be necessary in foreign countries prior to the commencement of marketing of the product candidate in these countries. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required for FDA approval. Although there is now a centralized European Union approval mechanism in place, each European country may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed. We expect to rely on our collaborators and licensees, along with our own expertise, to obtain governmental approval in foreign countries of product candidates discovered by us or arising from our programs.

Competition

      We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market product candidates that will compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials, and others are approved. Competitors that target the same tumor types as our BAY 43-9006 program and that have commercial products or product candidates in clinical development include Pfizer, Novartis, AstraZeneca

PLC, OSI Pharmaceuticals, Inc., Genentech, Inc. and Abgenix, Inc., among others. We believe Pfizer has a small molecule compound in clinical development that targets MEK, an enzyme that is also involved in the RAS signaling pathway. In addition, potential competition may come from agents that target Epidermal Growth Factor, or EGF, receptors and Vascular Endothelial Growth Factor, or VEGF, receptors. These agents include antibodies and small molecules. In particular, OSI Pharmaceuticals with TarcevaTM and AstraZeneca with IRESSATM are developing small molecule inhibitors of EGF receptor tyrosine kinase. IRESSATM has been approved in the United States. Companies working on developing antibody approaches include ImClone Systems, Inc. with Erbitux and Abgenix with antibodies targeting EGF receptors. Erbitux has been approved in the United States. Genentech has AvastinTM, an antibody targeting VEGF, which is now approved. Novartis and Pfizer, among others, are developing small molecules targeting VEGF. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for or be used in combination with BAY 43-9006. We believe that other companies have RAF kinase inhibitors in preclinical development.

      We compete with alternative therapies based on a variety of factors, including:

•	product efficacy and safety;

•	availability of patients for clinical trials;

•	the timing and scope of regulatory approvals;

•	availability of supply;

•	marketing and sales capability;

•	reimbursement coverage;

•	price; and

•	patent position.

Employees

      As of December 31, 2003, we had 16 full-time employees of whom 3 hold Ph.D. or M.D. degrees. Of our employees, 3 are in research and development and 13 are in corporate development, finance and administration. No employee of ours is represented by a labor union.

Available Information

      We were incorporated in California in February 1992 and re-incorporated in Delaware in May 1996.

      We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We maintain a site on the worldwide web at www.onyx-pharm.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our SEC filings, including our annual report on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this Annual Report on Form 10-K is located at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

      In 2003, we adopted a code of ethics that applies to our officers, directors and employees. We have posted the text of our code of ethics on our website at www.onyx-pharm.com in connection with “Investor” materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 2.     Properties

      We occupy a total of approximately 50,000 square feet of office and laboratory space in our primary facility in Richmond, California. The lease expires in April 2005 with an option to extend the lease for an additional five years.

      We also lease an additional 9,000 square feet of space in a secondary facility in Richmond, California. The lease for this facility expires in September 2010 with renewal options at the end of the lease for two subsequent five-year terms. We are currently subleasing this facility. Please refer to Note 7 of the accompanying financial statements for further information regarding our lease obligations.

Item 3.     Legal Proceedings

      We are not a party to any material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company’s stockholders during the quarter ended December 31, 2003.

ADDITIONAL BUSINESS RISKS

      In addition to the risks discussed in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

BAY 43-9006 is our only product candidate currently in clinical development, and our ability to discover and promote additional candidates to clinical development is constrained. If BAY 43-9006 is not successfully commercialized, we may be unable to identify and promote alternative product candidates and our business would fail.

      BAY 43-9006 is our only product candidate in clinical development. In June 2003, following an unsuccessful search for new collaboration partners for our therapeutic virus product candidates, including ONYX-015 and ONYX-411, we announced that we were discontinuing the development of all therapeutic virus product candidates, eliminating all employee positions related to these candidates, and terminating all related manufacturing capabilities. As a result, we do not have internal research and preclinical development capabilities. Our remaining scientific and administrative employees are dedicated to managing our relationship with Bayer, and the development of BAY 43-9006, but are not actively discovering or developing new product candidates. As a result of the termination of our therapeutic virus program and drug discovery programs, we do not have a clinical development pipeline beyond BAY 43-9006. If BAY 43-9006 is not successful in clinical trials, does not receive marketing approval, or is not successfully commercialized, we may be unable to identify and promote alternative product candidates to clinical development, which would cause our business to fail.

If our clinical trials fail to demonstrate the safety and effectiveness of BAY 43-9006, we will be unable to commercialize BAY 43-9006, and our business may fail.

      In collaboration with Bayer, we are conducting multiple clinical trials of BAY 43-9006. We have completed Phase I single-agent clinical trials of BAY 43-9006. We are currently conducting a number of Phase Ib clinical trials of BAY 43-9006 in combination with standard chemotherapeutic agents. Phase I trials are not designed to test the efficacy of a drug candidate but rather to test safety; to study pharmacokinetics, or how drug concentrations in the body change over time; to study pharmacodynamics, or how the drug candidate acts on the body over a period of time; and to understand the drug candidate’s side effects at various doses and schedules.

      With Bayer, we are currently conducting single-agent, open label Phase II clinical trials of BAY 43-9006 in kidney, melanoma, liver and other cancers. Phase II trials are designed to explore the efficacy of a product candidate in several different types of cancers and are normally randomized and double-blinded to ensure that the results are due to the effects of the drug. We and Bayer have initiated a Phase III clinical trial without randomized Phase II clinical trial data. In November 2003, we announced interim investigator-reported data from 50 patients. The Phase II trial is still in progress, early data is subject to confirmation, and final results, including an independent review of the data, are not yet available. Frequently, independently-reviewed data is less favorable than investigator-reported data, and our independent review could fail to confirm the interim results. We believe that any clinical trial designed to test the efficacy of BAY 43-9006, whether Phase II or Phase III, will involve a large number of patients to achieve statistical significance and will be expensive. We may conduct a lengthy and expensive clinical trial of BAY 43-9006 only to learn that this drug candidate is not an effective treatment. Historically, many companies have failed to demonstrate the effectiveness of pharmaceutical product candidates in Phase III clinical trials notwithstanding favorable results in Phase I or Phase II clinical trials. In addition, we may observe previously unforeseen adverse side effects.

      If efficacy of BAY 43-9006 is not demonstrated, or if previously unforeseen and unacceptable side effects are observed, we may not proceed with further clinical trials of BAY 43-9006. If we do not proceed with additional clinical trials of BAY 43-9006, we cannot seek regulatory approval of BAY 43-9006 with the FDA, which may cause our business to fail.

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

We are dependent upon our collaborative relationship with Bayer to develop, manufacture and commercialize BAY 43-9006 and to obtain regulatory approval. There may be circumstances which delay or prevent the development and commercialization of BAY 43-9006.

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

      Under our agreement with Bayer, we have the opportunity to fund 50 percent of clinical development costs worldwide except in Japan, where Bayer will fund 100 percent of development costs and pay us a royalty on sales. We are currently funding 50 percent of development costs for BAY 43-9006, and depend on Bayer to fund the balance of these costs. Our collaboration agreement with Bayer does not, however, create an obligation for either us or Bayer to fund the development of BAY 43-9006, or any other product candidate. If a party declines to fund development or ceases to fund development of a product candidate under the collaboration agreement, then that party will be entitled to receive a royalty on any product which is ultimately commercialized, but not to share in profits. Bayer could, upon 60 days notice, elect at any time to terminate its cofunding of the development of BAY 43-9006. If Bayer terminates its cofunding of BAY 43-9006 development, Onyx may be unable to fund the development costs on its own and may be unable to find a new collaborator.

      Bayer manages the development of BAY 43-9006, including the FDA regulatory process and scope, size and schedule of clinical development. We are dependent on Bayer’s experience in filing and pursuing applications necessary to gain regulatory approvals. Bayer has limited experience in developing drugs for the treatment of cancer.

      Our collaboration agreement with Bayer calls for Bayer to advance us creditable milestone-based payments. To date, Bayer has advanced us $20 million for achievement of specific milestones. Any funds advanced under the agreement are repayable out of a portion of our future profits and royalties, if any, from any products.

      Our collaboration agreement with Bayer terminates when patents expire that were issued in connection with product candidates discovered under that agreement, or upon the time when neither we nor Bayer are entitled to profit sharing under that agreement, whichever is later. Bayer holds the global patent applications related to BAY 43-9006. At present, it is anticipated that, if issued, the last to expire of the United States patents will expire in 2022, subject to possible patent-term extension, the entitlement to which and the term of which cannot presently be calculated.

      We are subject to a number of additional risks associated with our dependence on our collaborative relationship with Bayer, including:

•	the amount and timing of expenditure of resources can vary because of decisions by Bayer;

•	possible disagreements as to development plans, including clinical trials or regulatory approval strategy;

•	the right of Bayer to terminate its collaboration agreement with us on limited notice and for reasons outside our control;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•	withdrawal of support by Bayer following the development or acquisition by it of competing products; and

•	possible disagreements with Bayer regarding the collaboration agreement or ownership of proprietary rights.

      Due to these factors and other possible disagreements with Bayer, we may be delayed or prevented from developing or commercializing BAY 43-9006, or we may become involved in litigation or arbitration, which would be time consuming and expensive.

If Bayer’s business strategy changes, it may adversely affect our collaborative relationship.

      Bayer may change its business strategy. A change in Bayer’s business strategy may adversely affect activities under its collaboration agreement with us, which could cause significant delays and funding shortfalls impacting the activities under the collaboration and seriously harming our business.

Provisions in our collaboration agreement with Bayer may prevent or delay a change in control.

      Our collaboration agreement with Bayer provides that, if Onyx is acquired by another entity by reason of merger, consolidation or sale of all or substantially all of our assets, and Bayer does not consent to the transaction, then for 60 days following the transaction, Bayer may elect to terminate Onyx’s codevelopment and copromotion rights under the collaboration agreement. If Bayer were to exercise this right, Bayer would gain exclusive development and marketing rights to the product candidates being developed under the collaboration agreement, including BAY 43-9006. If this happened, Onyx, or the successor to Onyx, would receive a royalty based on any sales of BAY 43-9006 and other collaboration products, rather than a share of any profits. In this case, Onyx or its successor would be permitted to continue cofunding development, and the royalty rate would be adjusted to reflect this continued risk-sharing by Onyx or its successor. These provisions of our collaboration agreement with Bayer may have the effect of delaying or preventing a change in control, or a sale of all or substantially all of our assets, or may reduce the number of companies interested in acquiring Onyx.

Our clinical trials could take longer to complete than we project or may not be completed at all.

      Although for planning purposes we project the commencement, continuation and completion of clinical trials for BAY 43-9006, the actual timing of these events may be subject to significant delays relating to various causes, including actions by Bayer, scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, and shortages of available drug supply. We may not complete clinical trials involving BAY 43-9006 as projected or at all.

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

      We will require substantial additional funds to conduct the costly and time-consuming clinical trials necessary to develop BAY 43-9006, pursue regulatory approval and commercialize this product candidate. Our future capital requirements will depend upon a number of factors, including:

•	the size and complexity of our BAY 43-9006 program;

•	decisions made by Bayer and Onyx to alter the size, scope and schedule of clinical development;

•	our receipt of milestone-based payments;

•	the ability to manufacture sufficient drug supply to complete clinical trials;

•	progress with clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the cost involved in enforcing patent claims against third parties and defending claims by third parties (both of which are shared with Bayer);

•	the costs associated with acquisitions or licenses or additional products;

•	competing technological and market developments; and

•	product commercialization activities.

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

      We believe that our existing capital resources and interest thereon, together with approximately $148.2 million in net proceeds from our public offering closed in February 2004, will be sufficient to fund our current development plans through 2006. However, if we change our development plans, we may need additional funds sooner than we expect. In addition, we anticipate that our codevelopment costs for the BAY 43-9006 program will increase over the next several years as the Phase III clinical trial program advances, and new trials are initiated. While these costs are unknown at the current time, we expect that we will need to raise substantial additional capital to continue the cofunding of the BAY 43-9006 program in future periods. We may have to curtail our funding of BAY 43-9006 if we cannot raise sufficient capital. If we do not cofund development of BAY 43-9006, we will receive a royalty on future sales of any product that is ultimately commercialized, instead of a share of profits.

The efficacy of RAF and angiogenesis inhibition in the treatment of human cancer has not been established.

      BAY 43-9006 is designed to act as a RAF inhibitor, blocking inappropriate growth signals in tumor cells by inhibiting RAF kinase, an enzyme involved in cancer cell growth. BAY 43-9006 is the first small molecule RAF inhibitor to reach the stage of clinical testing, and there is currently no direct evidence that the inhibition of RAF is an effective treatment for cancer in humans. BAY 43-9006 also inhibits VEGF and PDGF receptors, two key receptors involved in angiogenesis. In addition, the inhibition of RAF kinase has also been shown to have anti-angiogenic effects. BAY 43-9006 has been shown to inhibit angiogenesis and tumor growth in preclinical models. However, preclinical models to study anticancer activity of compounds are not necessarily predictive of sufficient clinical efficacy of these compounds in the treatment of human cancer to warrant a full commercial development program. BAY 43-9006 has also been tested in Phase I and Phase II human clinical trials, but the number of patients in these trials, and the design of the trials, were insufficient to draw statistically significant conclusions as to clinical efficacy of the compound. RAF inhibition, a method of action of BAY 43-9006, may ultimately fail as an effective treatment of cancer in humans, or BAY 43-9006 may not inhibit RAF sufficiently to be effective. If RAF inhibition is not an effective treatment of cancer in humans, BAY 43-9006 may have no commercial value as a drug candidate, which could seriously harm our business.

We have a history of losses, and we expect to continue to incur losses.

      Our net loss for the year ended December 31, 2001 was $27.6 million, for the year ended December 31, 2002 was $45.8 million, and for the year ended December 31, 2003 was $45.0 million. As of December 31, 2003, we had an accumulated deficit of approximately $203.9 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs. We derived no revenues from product sales or royalties. We expect to incur significant and increasing operating losses over the next several years as we expand our clinical trial activities. We expect our operating losses to increase with our cofunding of ongoing BAY 43-9006 clinical trial costs under our collaboration agreement with Bayer.

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

      Under our collaboration agreement with Bayer, Bayer has the manufacturing responsibility to supply BAY 43-9006 for clinical trials and to support any commercial requirements. We lack the resources, experience and capabilities to manufacture BAY 43-9006 or any future product candidates on our own. We would require substantial funds to establish these capabilities. Consequently, we are dependent on third parties to manufacture our product candidates and products, if any. These parties may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance and shortage of qualified personnel. These third parties may not perform as agreed or may not continue to manufacture our products for the time required by us to successfully market our products. These third parties may fail to deliver the required quantities of our products, if any, or product candidates on a timely basis and at commercially reasonable prices. Failure by these third parties could delay our clinical trials and our applications for regulatory approval. If these third parties do not adequately perform, we may be forced to incur additional expenses to pay for the manufacture of products or to develop our own manufacturing capabilities.

We have the right to copromote BAY 43-9006, but we do not have marketing or sales experience or capabilities.

      We have the right under our collaboration agreement with Bayer to copromote BAY 43-9006 in the United States in conjunction with Bayer. In order to copromote BAY 43-9006, we will need to develop marketing and sales capabilities. We may not successfully establish marketing and sales capabilities or have sufficient resources to do so. If we do not develop marketing and sales capabilities, we may not meet our copromotion obligations under our collaboration agreement, which could result in our losing these copromotion rights. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations, and we will incur additional expenses.

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

      In January 2003, we restructured our operations to reflect an increased priority on the development of BAY 43-9006 and, in June 2003, announced that we discontinued our therapeutic virus program. As a result of these restructurings, we eliminated approximately 75 positions, including our entire scientific team associated with the therapeutic virus program. Our remaining scientific and administrative employees are engaged in managing our collaboration with Bayer to develop BAY 43-9006, but are not actively involved in new product candidate discovery. If we resume our research and development of other product candidates, we will either need to rehire these individuals or hire individuals with similar skills. If we cannot rehire these individuals or others with similar skills in a timely fashion, we will be unable to resume these activities.

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

      We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market product candidates that will compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials, and others are approved. Competitors that target the same tumor types as our BAY 43-9006 program and that have commercial products or product candidates in clinical development include Pfizer, Novartis, AstraZeneca, OSI Pharmaceuticals, Genentech, and Abgenix, among others. We believe Pfizer has a small molecule compound in clinical development that targets MEK, an enzyme that is also involved in the RAS signaling pathway. In addition, potential competition may come from agents that target Epidermal Growth Factor, or EGF, receptors and Vascular Endothelial Growth Factor, or VEGF, receptors. These agents include antibodies and small molecules. In particular, OSI Pharmaceuticals with TarcevaTM and AstraZeneca with IRESSATM are developing small molecule inhibitors of the EGF receptor tyrosine kinase. IRESSATM has been approved in the United States. Companies working on developing antibody approaches include ImClone Systems, Inc. with Erbitux and Abgenix with antibodies targeting EGF receptors. Erbitux has been approved in the United States. Genentech has AvastinTM, an antibody targeting VEGF, which is now approved. Novartis and Pfizer, among others, are developing small molecules targeting VEGF receptors. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for or be used in combination with BAY 43-9006. We believe that other companies have RAF kinase inhibitors in preclinical development.

      Certain of these product candidates have recently been approved by the FDA. These and product candidates of other competitors now in clinical trials will compete directly with BAY 43-9006. Many of our competitors, either alone or together with collaborators, have substantially greater financial resources and research and development staffs. In addition, many of these competitors, either alone or together with their collaborators, have significantly greater experience than we do in:

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

      We expect to rely on Bayer to manage communications with regulatory agencies, including filing investigational new drug applications and generally directing the regulatory approval process for BAY 43-9006. We and Bayer may not obtain necessary approvals from the FDA or other regulatory authorities. If we fail to obtain required governmental approvals, we will experience delays in or be precluded from marketing BAY 43-9006. If we have disagreements as to ownership of clinical trial results or regulatory approvals, and the FDA refuses to recognize us as holding, or having access to, the regulatory approvals necessary to commercialize our product candidates, we may experience delays in or be precluded from marketing products.

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

      In the case of BAY 43-9006, the global patent applications related to this product candidate are held by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. At present, it is anticipated that, if issued, the last to expire of the United States patents related to BAY 43-9006 will expire in 2022, subject to possible patent-term extension, the entitlement to which and the term of which cannot presently be calculated. Patent applications for BAY 43-9006 are also pending throughout the world. As of December 31, 2003, we owned or had licensed rights to 48 United States patents and 44 United States patent applications and, generally, foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.

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

      We believe that we have obtained reasonably adequate product liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the commercial sale of BAY 43-9006 if marketing approval is obtained. However, the cost of insurance coverage is rising. We may not be able to maintain insurance coverage at a reasonable cost. We may not be able to obtain additional insurance coverage that will be adequate to cover product liability risks that may arise should one of our product candidates receive marketing approval. Regardless of merit or eventual outcome, product liability claims may result in:

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

      In the event of an accident, state or federal authorities may curtail our use of these materials and we could be liable for any civil damages that result, which may exceed our financial resources and may seriously harm our business. While we believe that the amount of insurance we carry is sufficient for typical risks regarding our handling of these materials, it may not be sufficient to cover pollution conditions or other extraordinary or unanticipated events. Additionally, an accident could damage, or force us to shut down, our operations. In addition, if we develop a manufacturing capacity, we may incur substantial costs to comply with environmental regulations and would be subject to the risk of accidental contamination or injury from the use of hazardous materials in our manufacturing process.

Our stock price is volatile.

      The market price of our common stock has been volatile and is likely to continue to be volatile. For example, during the period beginning January 1, 2001 and ending December 31, 2003, the closing sales price for one share of our common stock reached a high of $29.67 and a low of $3.50. Factors affecting our stock price include:

•	interim or final results of, or speculation about, clinical trials from BAY 43-9006;

•	ability to accrue patients into clinical trials;

•	success or failure in, or speculation about, obtaining regulatory approval by us or our competitors;

•	public concern as to the safety and efficacy of our product candidates;

•	developments in our relationship with Bayer;

•	developments in patent or other proprietary rights;

•	additions or departures of key personnel;

•	announcements by us or our competitors of technological innovations or new commercial therapeutic products;

•	published reports by securities analysts;

•	statements of governmental officials; and

•	changes in healthcare reimbursement policies.

Existing stockholders have significant influence over us.

      Our executive officers, directors and five-percent stockholders own, in the aggregate, approximately 23 percent of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

PART II.

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market (NASDAQ) under the symbol “ONXX.” We commenced trading on NASDAQ on May 9, 1996. The following table presents the high and low closing sales prices per share of our common stock reported on NASDAQ.

	Common Stock

	2003		2002

	High	Low	High	Low

First Quarter	$8.60	$4.65	$5.23	$3.77
Second Quarter	14.13	7.27	8.40	4.70
Third Quarter	23.92	12.01	5.50	3.60
Fourth Quarter	29.67	22.13	7.19	3.59

      On March 8, 2004, the last reported sales price of our common stock on NASDAQ was $36.53 per share.

Holders

      There were approximately 306 holders of record of our common stock as of March 8, 2004.

Dividends

      Onyx has not paid cash dividends on its common stock and does not plan to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2003

	Number of		Number of securities
	securities to be		remaining available for
	issued upon exercise	Weighted-average	future issuance under
	of outstanding	exercise price of	equity compensation plans
	options, warrants	outstanding options,	(excluding securities
Plan Category(1)	and rights	warrants and rights	reflected in column a)

	Column a	Column b	Column c

Equity compensation plans approved by security holders	1,983,684	$7.65	1,487,230 (2)

(1)	We have no equity compensation plans not approved by security holders.

(2)	Of these securities, 68,014 shares remain available for purchase under our Employee Stock Purchase Plan.

Item 6.     Selected Financial Data

Onyx Pharmaceuticals, Inc.

      This section presents our selected historical financial data. You should read carefully the financial statements and the notes thereto included in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      The Statement of Operations data for the years ended December 31, 2003, 2002 and 2001 and the Balance Sheet data as of December 31, 2003 and 2002 have been derived from our audited financial statements included elsewhere in this report. The Statement of Operations data for the years ended December 31, 2000 and 1999 and the Balance Sheet data as of December 31, 2001, 2000 and 1999 have been derived from our audited financial statements that are not included in this report. Historical results are not necessarily indicative of future results. See the Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statement of Operations Data:
Total revenue	$—	$2,715	$15,846	$24,180	$13,324
Operating expenses:
Research and development	33,638	43,792	39,927	26,879	23,627
General and administrative	6,360	6,004	6,652	7,508	5,341
Restructuring	5,530	—	812	—	—

Loss from operations	(45,528)	(47,081)	(31,545)	(10,207)	(15,644)
Interest and other income and expense, net	559	1,294	3,973	2,728	842

Net loss	$(44,969)	$(45,787)	$(27,572)	$(7,479)	$(14,802)

Basic and diluted net loss per share	$(1.73)	$(2.23)	$(1.50)	$(0.50)	$(1.29)

Shares used in computing basic and diluted net loss per share	25,953	20,535	18,385	14,896	11,503

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$105,400	$39,833	$58,466	$81,994	$14,463
Total assets	109,138	46,241	65,782	88,597	21,628
Working capital	92,826	28,727	48,669	74,209	6,773
Advance from collaboration partner	20,000	5,000	—	—	—
Long-term debt, noncurrent portion	—	—	—	—	183
Accumulated deficit	(203,880)	(158,911)	(113,124)	(85,552)	(78,073)
Total stockholders’ equity	73,519	28,784	55,085	76,896	7,662

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

Overview

      2003 was an important year for Onyx as we realigned our resources and placed an increased priority on the development of BAY 43-9006. With our collaborator Bayer, we began a pivotal Phase III clinical trial for the treatment of patients with advanced kidney cancer. As a result, we received a $15.0 million creditable milestone-based payment from Bayer upon the initiation of the first Phase III clinical trial in the program.

      Prior to June 2003, in addition to our small molecule program, we were developing therapeutic viruses that selectively replicate in cells with cancer-causing genetic mutations. In June 2003, we discontinued this program and terminated all internal research activities. As a first step, in January 2003, we suspended the development of the lead product candidate in the therapeutic virus program, ONYX-015, including clinical trials and manufacturing activities. The January and June actions resulted in a reduction in force of approximately 75 positions, most of which were associated with the therapeutic virus program. During 2003, we recorded aggregate charges of $5.5 million associated with both restructurings. These charges consisted of $1.6 million related to employee severance benefits and $2.5 million related to the early termination of a process development and manufacturing agreement with XOMA (US) LLC. In addition, we incurred aggregate charges of $1.4 million related to the discontinued use of a portion of our leased facilities and the disposal of certain property and equipment. While we anticipate that the restructuring activities in January and June 2003 will reduce our future operating expenses, we expect that these savings will be fully offset by our share of the increased codevelopment costs for BAY 43-9006 as the compound progresses through Phase III clinical trials.

      In February 2003, we raised net proceeds of $9.9 million in a private placement primarily with Deerfield Management Company, Inc. We sold 2,105,263 shares of our common stock at a price of $4.75 per share.

      In July and August 2003, we raised net cash proceeds of $73.7 million in a public offering of our common stock. We sold 5,179,000 shares at $15.25 per share pursuant to an effective registration statement previously filed with the Securities and Exchange Commission.

      Subsequent to year end, in February 2004, we raised net cash proceeds of $148.2 million in another public offering of our common stock. We sold 4,685,693 shares at $33.75 per share pursuant to an effective registration statement previously filed with the Securities and Exchange Commission.

      Proceeds from these offerings will be used primarily for working capital purposes, with a priority on the clinical development and commercialization activities of BAY 43-9006, general administrative support and general corporate purposes, including possible acquisition of products or technologies.

      We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, primarily due to expenses associated with the development and commercialization of BAY 43-9006. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 2003, our accumulated deficit was approximately $203.9 million.

      Our business is subject to significant risks, including the risks inherent in our development efforts, the results of the BAY 43-9006 clinical trials, our dependence on collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. We currently have no products that have received marketing approval, and we have generated no revenues from the sale of products. We do not expect to generate revenues from the sale of proposed products in the foreseeable future. We expect that all of our revenues in the foreseeable future, if any, will be generated from collaboration agreements.

Critical Accounting Policies and the Use of Estimates

      The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Significant estimations used in 2003 included estimated charges related to our restructuring and assumptions used in the determination of stock-based compensation related to stock options granted to non-employees. Actual results could differ materially from these estimates.

      We believe the following policies to be the most critical to an understanding of our financial condition and results of operations, because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

      Research and Development Expense: In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 2, “Accounting for Research and Development Costs,” research and development costs are charged to expense when incurred. The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, supplies and materials, and allocations of various overhead and occupancy costs. Not all research and development costs are incurred by us. A significant portion of our research and development expenses, approximately 60 percent in 2003, relates to our cost sharing arrangement with Bayer and represent our share of the research and development costs incurred by Bayer. Such amounts are recorded based on invoices and other information we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. In addition, research and development costs incurred by us and reimbursed by Bayer are recorded as a reduction to research and development expense.

Results of Operations

     Years Ended December 31, 2003, 2002 and 2001

      Total Revenue. Total revenue was $15.8 million in 2001, $2.7 million in 2002 and zero in 2003. Total revenue in both 2001 and 2002 primarily included amounts received for collaboration revenue from Warner-Lambert. 2001 revenue of $15.8 million reflected reimbursement for the therapeutic virus program research and development activities and for small molecule research funding. 2002 total revenue of $2.7 million reflected research funding for the therapeutic virus collaboration. The small molecule research collaboration concluded in 2001, and the therapeutic virus collaboration was terminated in 2002. Our 2003 revenue was zero. Currently, we do not expect to record any revenue in 2004.

      Research and Development Expenses. Research and development expenses were $33.6 million in 2003, a net decrease of $10.2 million, or 23 percent, from 2002. In 2003, expenses for our therapeutic virus program decreased by $19.1 million from 2002 levels as a result of the January and June 2003 restructuring that discontinued the therapeutic virus program development activities and terminated all internal research activities. The decrease in the therapeutic virus expenses was partially offset by increased expenses related to Onyx’s share of the codevelopment costs with Bayer for BAY 43-9006. The increase in BAY 43-9006 expenses amounted to $8.9 million in 2003 over 2002. BAY 43-9006 development costs reflect multiple ongoing Phase I clinical trials, Phase II clinical trials initiated in the second half of 2002 and a Phase III clinical trial initiated in the fourth quarter of 2003. Research and development expenses were $43.8 million in

2002, a net increase of $3.9 million, or 10 percent, from 2001. In 2002, expenses related to the codevelopment of BAY 43-9006 with Bayer increased over 2001 levels by $6.2 million due to multiple ongoing Phase I clinical trials initiated in July 2000 and Phase II clinical trials initiated in the second half of 2002. Earlier-stage small molecule research programs, which were terminated in 2001, accounted for reductions in expenses of $2.8 million from 2001 levels. Future cost savings from the discontinuation of our therapeutic virus program are expected to be offset by increased costs associated with advancing the clinical development of BAY 43-9006.

      The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, supplies and materials, and allocations of various overhead and occupancy costs. The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential product candidates. In general, biopharmaceutical development involves a series of steps beginning with identification of a potential target and includes proof of concept in animals and Phase I, II and III clinical studies in humans, each of which is typically more expensive than the previous step. Success in development results in increasing expenditures, and the timing for completion of these steps is uncertain.

      The following table summarizes our principal product development initiatives, including the related stages of development for each product in development and the research and development expenses recognized in connection with each product. The information in the column labeled “Phase of Development -Estimated Completion” is only our estimate of the timing of completion of the current in-process development phases. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing and cost of completing a product development phase, see the “Additional Business Risks” section of this report.

				Research and
				Development Expenses
				for the year ended
				December 31,
		Collabo-	Phase of Development –
Product	Description	rator	Estimated Completion	2003	2002	2001

				(In millions)
BAY 43-9006	Small Molecule Inhibitor of tumor cell proliferation and angiogenesis, targeting RAF Kinase, VEGFR-2 and PDGFR-ß	Bayer	Phase I – 2004 Phase II – Unknown Phase III – Unknown	$20.8	$11.9	$5.7
Therapeutic Virus Program	p53-Selective Replicating Virus RB-Selective Replicating Virus RB-Selective Replicating Virus Armed with Anticancer Genes	—	Phase II/ III – (1) Preclinical – (1) Preclinical – (1)	12.8	31.9	31.5
Cell Cycle Kinases(2)	Small Molecule Inhibitor of Cyclin-Dependent Kinase	Warner- Lambert	Preclinical – 2004	—	—	1.0
Other (3)	Other Small Molecule Research	—	—	—	—	1.7

Total Research and Development Expenses				$33.6	$43.8	$39.9

(1)	Program discontinued during the second quarter of 2003. See Note 2 to our Financial Statements.

(2)	Warner-Lambert is responsible for research and development costs.

(3)	Programs discontinued in 2001.

      The overall completion dates of our major research and development programs are estimates based on current information. The clinical development portion of these programs may span as many as seven to ten years, and estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biopharmaceutical products, including significant and changing government regulation, the uncertainty of future preclinical and clinical study results and uncertainties associated with process development and manufacturing as well as marketing. These risks and uncertainties make the reliable estimate of overall completion dates and total costs to complete development highly speculative. For additional discussion of factors affecting overall completion dates and total costs, see the “Additional Business Risks” section of this report.

      General and Administrative Expenses. General and administrative expenses were $6.4 million in 2003, an increase of $356,000, or 6 percent, from 2002. The increase was primarily due to an increase in corporate development consulting expenses and stock-based compensation expense related to consultant stock option grants. The increase to stock-based compensation expense was caused in part by the increase in our stock price in 2003 compared with 2002. General and administrative expenses were $6.0 million in 2002, a decrease of $648,000, or 10 percent, from 2001. The decrease was primarily related to a decline in employee-related expenses as a result of a restructuring and staff reductions at the end of 2001. We anticipate that general and administrative expenses in 2004 may increase slightly from 2003 expenses due to additional hiring.

      Restructuring. Prior to June 2003, in addition to our small molecule program, we were developing therapeutic viruses that selectively replicate in cells with cancer-causing genetic mutations. In June 2003, we announced that we were discontinuing this program and terminating all internal research activities. The decision was part of a business realignment that placed an increased priority on the development of BAY 43-9006. As a first step in this realignment, in January 2003, we suspended the development of ONYX-015, including clinical trials and manufacturing activities. Together these actions resulted in a reduction in force of approximately 75 positions, most of which were associated with the therapeutic virus program. During 2003, we recorded aggregate charges of $5.5 million associated with the January and June 2003 restructurings. These charges consist of $1.6 million related to employee severance benefits and $2.5 million related to the early termination of a process development and manufacturing agreement with XOMA (US) LLC. In addition, we incurred aggregate charges of $1.4 million related to the discontinued use of a portion of our leased facilities and the disposal of certain property and equipment. We reclassified $350,000 from property and equipment to other current assets for equipment held-for-sale at December 31, 2003. Had this equipment not been reclassified to other current assets, we would have recorded an additional $27,000 of depreciation expense in 2003. We anticipate that the restructuring activities in January and June 2003 will reduce our future operating expenses; however, these savings are expected to be fully offset by our share of the increased codevelopment costs for BAY 43-9006 as the compound progresses through Phase III clinical trials.

      There were no restructuring expenses in fiscal year 2002. In October 2001, we formally adopted and announced a restructuring plan aimed at reducing future operating costs. We recognized $812,000 of restructuring charges in the last quarter of 2001. Of the $812,000, $412,000 related to the impairment of certain long-lived assets, $255,000 related to employee termination costs, and $145,000 related to office closure costs. We reduced the size of our workforce by approximately 40 positions, primarily impacting the research and administrative functions. Employee termination costs consisted of wage continuation and advance notice pay. Office closure costs included losses on operating leases and asset impairments including leasehold improvements related to vacated facilities and equipment related to research and development programs not expected to continue.

      Interest Income and (Expense), net. We had net interest income of $834,000 in 2003, a decrease of $325,000 from 2002, primarily due to lower average interest rates. We had net interest income of $1.2 million in 2002, a decrease of $2.1 million from 2001, primarily due to lower average cash and investment balances.

      Other Income (Expense) — Related Party. In November 2001, we sold and licensed to Syrrx, Inc. assets from our small molecules discovery program, including drug targets, related reagents and assays, compound libraries and certain intellectual property rights in exchange for preferred stock valued at $750,000. The entire amount was recorded as “Other income-related party” on the date of sale. The value of the preferred stock was initially determined based on similar sales of Syrrx preferred stock to unrelated third parties for cash. In 2002, due to a further round of financing completed by Syrrx, we recorded $100,000 as “Other expense-related party” to recognize a permanent impairment in the carrying value of the investment.

In 2003, based on a further round of financing completed by Syrrx in April 2003, we recorded an additional impairment charge of $275,000 as “Other expense-related party” to reduce the carrying value of the investment. We consider the reduction in value of the Syrrx investment to be other than temporary. At the time of the transactions mentioned above, a member of the board of directors of Onyx was a director and officer of Syrrx. This board member is no longer an officer of Syrrx.

      Other Income. In 2002, we licensed assets from our small molecules discovery program to a third party for $235,000. This amount was recorded as “Other income.” No similar items were recorded in fiscal years 2003 and 2001.

Income Taxes

      Since our inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented and since inception. As of December 31, 2003, our net operating loss carryforwards for federal income tax purposes were approximately $173.4 million and for state income tax purposes were approximately $59.9 million. We also had federal research and development tax credit carryforwards of approximately $3.1 million. Realization of these deferred tax assets are dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. If not utilized, the net operating loss and credit carryforwards will expire at various dates beginning in 2004. Utilization of net operating losses and credits may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of our net operating loss and credit carryforwards before they can be used. Please read Note 12 of the Notes to the Financial Statements included in Item 8 of this Form 10-K for further information.

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

      In November 2001, we sold and licensed to Syrrx assets from our small molecules discovery program in exchange for Syrrx preferred stock valued at $750,000. We could also receive royalties on pharmaceutical products resulting from these assets. At the time of the transaction mentioned above, a member of the board of directors of Onyx was a director and officer of Syrrx. This board member is no longer an officer of Syrrx.

      In May 2002, we issued and sold 2,972,925 shares of common stock in a private placement to a current shareholder and several new investors, at a price of $6.75 per share, for gross proceeds of $20.0 million. We also issued warrants to purchase 743,229 shares of common stock at an exercise price of $9.59 per share. A member of our board of directors is a managing member of Domain Associates, L.L.C., one of the participants in the private placement.

      We have a loan with a former employee of which approximately $275,000 was outstanding at December 31, 2003 and 2002. This loan bears interest at 5.98% per annum; however, we have forgiven $71,000 of interest over the term of the loan through December 31, 2003.

Liquidity and Capital Resources

      Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities and revenue from collaborative research and development agreements to fund our operations.

      At December 31, 2003, we had cash, cash equivalents and marketable securities of $105.4 million, compared to $39.8 million at December 31, 2002, and $58.5 million at December 31, 2001. The increase in cash, cash equivalents and marketable securities of $65.6 million in 2003 was attributable to our public offering completed in July and August 2003, which raised aggregate net cash proceeds of $73.7 million; the private placement financing that we completed in February 2003, which raised net cash proceeds of $9.9 million; $4.6 million received from the exercise of stock options and the employee stock purchase plan; and $302,000 received from the sale of equipment. In addition, we received a $15.0 million creditable milestone-based payment from Bayer in December 2003 upon initiation of a Phase III clinical trial of BAY 43-9006. This payment will be repayable to Bayer from Onyx’s share of any profits and royalties. These sources of cash were partially offset by cash used in operations of $37.8 million and capital expenditures of $157,000. The decrease in cash, cash equivalents and marketable securities of $18.7 million in 2002 was primarily attributable to cash used in operating activities of $42.2 million and capital expenditures of $742,000. These uses of cash were partially offset by the private placement of common stock we completed in May 2002, which raised net proceeds of $19.0 million. In addition, we received a $5.0 million creditable milestone-based payment from Bayer in August 2002 upon initiation of Phase II clinical trials of BAY 43-9006. This payment will be repayable to Bayer from Onyx’s share of any profits and royalties.

      Our cash used in operations was $37.8 million in 2003, $42.2 million in 2002 and $26.8 million in 2001. The cash was used primarily for cofunding clinical development costs with Bayer for BAY 43-9006 and to fund development expenses including manufacturing and clinical trial costs for ONYX-015. Expenditures for capital equipment amounted to $157,000 in 2003, as compared to $742,000 in 2002, and $2.4 million in 2001. We currently expect to make expenditures for capital equipment and leasehold improvements of up to $1.0 million in 2004.

      We believe that our existing capital resources and interest thereon, together with approximately $148.2 million in net proceeds from our public offering closed in February 2004, will be sufficient to fund our current and planned operations through 2006. However, if we change our development plans, we may need additional funds sooner than we expect. In addition, we anticipate that our codevelopment costs for the BAY 43-9006 program will increase over the next several years as the Phase III clinical trial program advances. While these costs are unknown at the current time, we may need to raise additional capital to continue the cofunding of the program in future periods beyond 2006. We intend to seek this additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

      Our contractual obligations for the next five years and thereafter are as follows:

	Payments Due by Period

		Less than	1-3	3-5	After
Contractual Obligations (1)	Total	1 Year	Years	Years	5 Years

	(In thousands)
Operating leases, net of sublease income	$967	$709	$243	$6	$9

(1)	This table does not include any payments under research and development collaborations, as the amount and timing of such payments are not known. This table also does not include the obligation to repay the $20 million creditable milestone-based payments that we received from Bayer, because the repayment of these amounts is contingent upon Onyx generating profits or royalties on any products. Whether Onyx will ever generate any profits or royalties is not known at this time.

      We have leases for 50,000 square feet of office and laboratory space in our main facility and 9,000 square feet of space in a secondary facility in Richmond, California. In December 2001, we determined that we no longer required the secondary facility as a result of a reduction in force. In September 2002, we entered into a sublease agreement for this facility through September 2010, which is also the lease expiration date for this space. We are currently seeking a subtenant for a portion of our primary facilities. Any amounts we may receive under this additional subleasing arrangement have not been considered in the table above.

Recently Issued Accounting Standards

      In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards, or SFAS, 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred. Previous guidance in Emerging Issues Task Force, (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” required that a liability for an exit cost be recognized at the date of a company’s commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted SFAS 146 on January 1, 2003 and recorded our January and June 2003 restructurings in accordance with the provisions of SFAS 146.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material impact on our financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46, as amended, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the quarter ending March 31, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Our adoption of FIN 46 did not have a material impact on our financial position or results of operations.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we place our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We classify our cash equivalents or marketable securities as fixed rate if the rate of return on an instrument remains fixed over its term. As of December 31, 2003, all of our cash equivalents and marketable securities were classified as fixed rate.

      The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at December 31:

	2003			2002

			Average			Average
		Fair Value	Interest		Fair Value	Interest
	Maturity	($ in millions)	Rate	Maturity	($ in millions)	Rate

Cash equivalents, fixed rate	0 – 3 months	$55.2	1.04%	0 – 3 months	$11.0	1.85%
Marketable securities, fixed rate	0 – 19 months	$50.1	1.49%	0 – 15 months	$28.8	2.18%

      Our cash flows are denominated in U.S. dollars.

Item 8.     Financial Statements and Supplementary Data

      Our Financial Statements and notes thereto appear on pages 38 to 58 of this Annual Report on Form 10-K.

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.     Controls and Procedures

      Evaluation of disclosure controls and procedures: The Company’s principal executive and financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive and financial officer concluded that the Company’s disclosure controls and procedures were sufficiently effective as of December 31, 2003 to ensure that information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K.

      Changes in internal controls over financial reporting: There were no changes in the Company’s internal controls over financial reporting during the three months ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III.

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item concerning our directors and executive officers is incorporated by reference from our 2004 Definitive Proxy Statement filed not later than 120 days following the close of the fiscal year.

Item 11.     Executive Compensation

      The information required under this item is hereby incorporated by reference from our 2004 Definitive Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required under this item is hereby incorporated by reference from our 2004 Definitive Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

      The information required under this item is hereby incorporated by reference from our 2004 Definitive Proxy Statement.

Item 14.     Principal Accountant Fees and Services

      The information required under this item is hereby incorporated by reference from our 2004 Definitive Proxy Statement.

PART IV.

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Index to Financial Statements

The Financial Statements required by this item are submitted in a separate section beginning on page 38 of this Report.

Report of Ernst & Young LLP, Independent Auditors Balance Sheets Statements of Operations Statement of Stockholders’ Equity Statements of Cash Flows Notes to Financial Statements

      (2) Financial Statement Schedules

Financial statement schedules have been omitted because the information required to be set forth therein is not applicable.

      (3) Exhibits

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of the Company.
3.2(1)	Bylaws of the Company.
3.3(1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2(1)	Specimen Stock Certificate.
4.4(1)	Amended and Restated Information and Registration Rights Agreement dated May 30, 1994 and as amended through May 16, 1995.
10.1(1)*	Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.
10.1(i)(1)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 4, 1996.
10.2(1)*	Research, Development and Marketing Collaboration Agreement between Warner-Lambert Company and the Company, dated May 2, 1995.
10.2(i)(1)	Waiver of Certain Rights under the Research, Development and Marketing Agreement by Warner-Lambert Company dated as of March 28, 1996.
10.3(1)*	Compound Library Access Agreement between Warner-Lambert Company and the Company dated May 2, 1995.
10.4(2)*	Research and License Agreement between Eli Lilly & Company and the Company dated May 15, 1995 and the Collaborative Research and License Agreement between Eli Lilly and the Company dated June 12, 1996.

Exhibit
Number	Description of Document

10.5(3)*	Technology Transfer Agreement dated April 24, 1992 between Chiron Corporation and the Company, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20, 1994 and in the Letter Agreement dated March 29, 1996.
10.6(1)	Scientific Advisory Board Consulting Agreement between Dr. Frank McCormick and the Company, as of March 29, 1996.
10.6(i)(1)	Letter Agreement for Consulting Services between Dr. Frank McCormick and the Company dated April 17, 1996.
10.9(1)	Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.
10.13(1)	1996 Equity Incentive Plan.
10.14(1)	1996 Non-Employee Directors’ Stock Option Plan.
10.15(1)	1996 Employee Stock Purchase Plan.
10.16(2)	Lease by and between Hall Properties, Inc. and the Company dated September 9, 1992, the First Amendment thereto dated April 21, 1993 and the Second Amendment thereto dated May 11, 1996.
10.17(1)	Form of Indemnity Agreement to be signed by executive officers and directors of the Company.
10.19(4)	Letter Agreement between Dr. Allan Balmain and the Company dated August 26, 1996, as amended March 13, 1997.
10.20(5)*	Amended and restated Research, Development and Marketing Collaboration Agreement dated May 2, 1995 between the Company and Warner-Lambert Company.
10.21(5)*	Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.
10.23(5)*	Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.
10.24(6)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated February 1, 1999.
10.25(7)	Scientific Advisory Board Consulting Agreement effective September 10, 1999 between Allan Balmain and the Company including the First Amendment to Deed of Trust and Second Amended and Restated Promissory Note.
10.26(8)*	Collaboration Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.
10.27(8)	Stock Put and Purchase Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.
10.28(8)	Stock Purchase Agreement between the Company and the investors dated January 18, 2000.
10.29(9)	Third Amendment to Lease by and between the Metcalf Family Living Trust Dated June 11, 1993 and the Company effective February 24, 2000.
10.31(5)*	Second Amendment to the Amended and Restated Research, Development and Marketing Agreement between Warner-Lambert and the Company dated May 2, 1995.
10.32(5)*	Second Amendment to Research, Development and Marketing Collaboration Agreement between Warner-Lambert and the Company dated July 31, 1997.
10.33(10)	Employment Offer Letter between Leonard E. Post, Ph.D. and the Company dated July 28, 2000.
10.34(11)*	Process Development and Manufacturing Agreement between XOMA (US) LLC and Onyx Pharmaceuticals, Inc., dated January 29, 2001.
10.35(12)	Form of Executive Change in Control Severance Benefits Agreement.
10.36(13)*	Amendment #1 to the Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.

Exhibit
Number	Description of Document

10.37(13)*	Amendment #3 to the Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.38(13)*	Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.39(14)	Stock and Warrant Purchase Agreement between the Company and the investors dated May 6, 2002.
10.40(15)*	Amendment No. 1 to the Process Development and Manufacturing Agreement between the Company and XOMA (US) LLC dated April 15, 2002.
10.41(16)*	Amendment to the Collaboration Agreement between the Company and Warner-Lambert Company dated September 16, 2002.
10.42(17)	Stock Purchase Agreement between the Company and the investors dated February 13, 2003.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to page 36.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been received for portions of this document.

(1)	Filed as an exhibit to Onyx’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(3)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2001.

(4)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(5)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(7)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(8)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on March 1, 2000.

(9)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(11)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 23, 2001.

(12)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(13)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(14)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 filed on June 5, 2002 (No. 333-89850).

(15)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(16)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(17)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 filed on March 25, 2003 (No. 333-104025).

      (b) Reports on Form 8-K

On October 31, 2003, the Company filed a Current Report on Form 8-K to furnish under Item 5 its October 25, 2003 public announcement that the Company, together with Bayer Pharmaceuticals Corporation, or Bayer, had initiated a BAY 43-9006 Phase III clinical trial in the treatment of kidney cancer. Bayer and Onyx also reported that the U.S. Food and Drug Administration has recently completed and agreed upon a Special Protocol Assessment, or SPA, for the Phase III trial. The Company and Bayer also announced interim BAY 43-9006 Phase II clinical study results.

On November 4, 2003, the Company filed a Current Report on Form 8-K to furnish under Item 12 its October 30, 2003 public announcement of financial results for the third quarter and nine months ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richmond, County of Contra Costa, State of California, on the 12th day of March, 2004.

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

Signature	Title	Date

/s/ HOLLINGS C. RENTON Hollings C. Renton	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)	March 12, 2004

/s/ MARILYN E. WORTZMAN Marilyn E. Wortzman	Vice President, Finance (Principal Accounting Officer)	March 12, 2004

/s/ PAUL GODDARD Paul Goddard	Director	March 12, 2004

Antonio Grillo-López	Director

/s/ MAGNUS LUNDBERG Magnus Lundberg	Director	March 12, 2004

/s/ GEORGE A. SCANGOS George A. Scangos	Director	March 12, 2004

Signature	Title	Date

/s/ NICOLE VITULLO Nicole Vitullo	Director	March 12, 2004

/s/ WENDELL WIERENGA Wendell Wierenga	Director	March 12, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Onyx Pharmaceuticals, Inc.

      We have audited the accompanying balance sheets of Onyx Pharmaceuticals, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onyx Pharmaceuticals, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Palo Alto, California

February 13, 2004, except for Note 14 as to which the
date is February 24, 2004

ONYX PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except share
	and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$55,312	$11,014
Marketable securities	50,088	28,819
Receivable from collaboration partner	584	—
Other current assets	2,461	1,351

Total current assets	108,445	41,184
Property and equipment, net	285	2,834
Notes receivable from related party	—	275
Other assets	408	1,948

	$109,138	$46,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$299	$736
Payable to collaboration partner	13,632	6,785
Accrued restructuring	325	31
Accrued liabilities	494	768
Accrued clinical trials and related expenses	147	2,977
Accrued compensation	722	1,160

Total current liabilities	15,619	12,457
Advance from collaboration partner	20,000	5,000
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 29,586,022 and 21,614,624 shares issued and outstanding as of December 31, 2003 and 2002, respectively	30	22
Additional paid-in capital	277,577	187,633
Receivable from stock option exercises	(235)	—
Accumulated other comprehensive income	27	40
Accumulated deficit	(203,880)	(158,911)

Total stockholders’ equity	73,519	28,784

	$109,138	$46,241

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Revenue:
Contract revenue from related party	$—	$2,715	$15,631
Grant and other revenue	—	—	215

Total revenue	—	2,715	15,846
Operating expenses:
Research and development	33,638	43,792	39,927
General and administrative	6,360	6,004	6,652
Restructuring	5,530	—	812

Total operating expenses	45,528	49,796	47,391

Loss from operations	(45,528)	(47,081)	(31,545)
Interest income and (expense), net	834	1,159	3,223
Other income (expense) — related party	(275)	(100)	750
Other income	—	235	—

Net loss	$(44,969)	$(45,787)	$(27,572)

Basic and diluted net loss per share	$(1.73)	$(2.23)	$(1.50)

Shares used in computing basic and diluted net loss per share	25,953	20,535	18,385

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

				Receivable	Accumulated
				From	Other
	Common Stock		Additional	Stock	Comprehensive		Total
			Paid-In	Option	Income	Accumulated	Stockholders’
	Shares	Amount	Capital	Exercises	(Loss)	Deficit	Equity

	(In thousands, except share and per share amounts)
Balances at December 31, 2000	17,962,332	$18	$162,430	$—	$—	$(85,552)	$76,896
Exercise of stock options at prices ranging from $0.7139 to $10.875 per share	70,456	—	479	—	—	—	479
Issuance of common stock to Warner-Lambert, net of costs of $19	460,872	1	4,980	—	—	—	4,981
Stock-based compensation, related to non-employee stock option grants	—	—	(55)	—	—	—	(55)
Issuance of common stock pursuant to employee stock purchase plan	36,269	—	258	—	—	—	258
Comprehensive loss:
Change in unrealized gain on investments	—	—	—	—	98	—	98
Net loss	—	—	—	—	—	(27,572)	(27,572)

Comprehensive loss	—	—	—	—	—	—	(27,474)

Balances at December 31, 2001	18,529,929	19	168,092	—	98	(113,124)	55,085
Exercise of stock options at prices ranging from $0.07 to $6.88 per share	81,044	—	52	—	—	—	52
Issuance of common stock in private placement, net of costs of $1,044 and warrants valued at $4,378	2,972,925	3	19,020	—	—	—	19,023
Stock-based compensation, related to non-employee stock option grants	—	—	326	—	—	—	326
Issuance of common stock pursuant to employee stock purchase plan	30,726	—	143	—	—	—	143
Comprehensive loss:
Change in unrealized loss on investments	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	(45,787)	(45,787)

Comprehensive loss	—	—	—	—	—	—	(45,845)

Balances at December 31, 2002	21,614,624	22	187,633	—	40	(158,911)	28,784
Exercise of stock options at prices ranging from $1.07 to $25.63 per share	656,308	1	4,679	(235)	—	—	4,445
Issuance of common stock in private placement, net of costs of $98	2,105,263	2	9,900	—	—	—	9,902
Issuance of common stock in connection with follow-on public offering, net of issuance costs of $5,826	5,179,000	5	73,719	—	—	—	73,724
Stock-based compensation, related to non-employee stock option grants	—	—	1,501	—	—	—	1,501
Issuance of common stock pursuant to employee stock purchase plan	30,827	—	145	—	—	—	145
Comprehensive loss:
Change in unrealized loss on investments	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	(44,969)	(44,969)

Comprehensive loss	—	—	—	—	—	—	(44,982)

Balances at December 31, 2003	29,586,022	$30	$277,577	$(235)	$27	$(203,880)	$73,519

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities
Net loss	$(44,969)	$(45,787)	$(27,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,124	1,849	1,986
Income from the sale of assets to a related party	—	—	(750)
Loss on impairment of investment	275	100	—
Noncash restructuring charges	2,341	—	674
(Gain) loss on sale of property and equipment	(9)	(79)	60
Forgiveness of notes receivable	16	16	16
Stock-based compensation to consultants	1,501	326	(55)
Changes in assets and liabilities:
Receivable from collaboration partners	(584)	—	2,254
Other current assets	(345)	(468)	(266)
Other assets	32	52	(2,072)
Accounts payable	(437)	65	(1,385)
Accrued liabilities	(305)	(280)	(77)
Accrued clinical trials and related expenses	4,017	2,952	3,701
Accrued compensation	(438)	488	(744)
Deferred revenue	—	(1,465)	(2,551)

Net cash used in operating activities	(37,781)	(42,231)	(26,781)

Cash flows from investing activities
Purchases of marketable securities	(61,568)	(35,382)	(34,394)
Maturities of marketable securities	40,286	25,403	22,462
Capital expenditures	(157)	(742)	(2,400)
Proceeds from sale of fixed assets	302	136	17
Notes receivable from related parties	—	44	3

Net cash used in investing activities	(21,137)	(10,541)	(14,312)

Cash flows from financing activities
Advance from collaboration partner	15,000	5,000	—
Payments on long-term debt	—	—	(183)
Net proceeds from issuances of common stock	88,216	19,218	5,718

Net cash provided by financing activities	103,216	24,218	5,535

Net increase (decrease) in cash and cash equivalents	44,298	(28,554)	(35,558)
Cash and cash equivalents at beginning of year	11,014	39,568	75,126

Cash and cash equivalents at end of year	$55,312	$11,014	$39,568

Supplemental disclosure of cash flow information:
Interest paid during the year	$—	$—	$2

Supplemental disclosure of noncash investing activities:
Sale of assets to a related party in exchange for preferred stock	$—	$—	$750

Receivable from stock option exercises	$235	$—	$—

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

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

      Contract Revenue from Collaborations. Revenue from nonrefundable, up-front license or technology access payments under license and collaboration agreements that are not dependent on any future performance by the Company under the arrangements is recognized when such amounts are received. If the Company has continuing obligations to perform, such up-front fees are recognized over the period of continuing performance obligation.

      Prior to 2003, the Company recognized contract revenue by providing research services on a best efforts basis to certain collaborative partners. The Company was reimbursed based on the costs associated with the number of full-time equivalent employees working on each specific contract. The Company recognized revenue under these arrangements as the related research and development costs were incurred, which was generally on a ratable basis over the contract term.

      Creditable milestone-based payments that we receive from our collaboration with Bayer Pharmaceuticals Corporation (“Bayer”) are not recorded as revenue. These amounts are interest-free and will be repayable to Bayer from a portion of any of Onyx’s future profits and royalties and are shown in the caption “Advance from collaboration partner” on the Company’s balance sheet.

      The Company received certain revenue from United States government grants that supported the Company’s efforts in defined research projects. These grants generally provided for reimbursement of approved costs incurred as defined in the various grants. Revenue of $183,000 was recognized in 2001. Revenue associated with these grants was recognized as costs under each grant were incurred. These grants were terminated in 2001 and no further revenue was recognized.

      The Company did not record any revenue in 2003 and does not expect to record any revenue in 2004.

Use of Estimates

      The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain amounts have been reclassified to conform to the current period presentation.

Research and Development

      In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” research and development costs are charged to expense when incurred. Research and development consists of costs incurred for independent and collaborative research and development activities. The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, supplies and materials, and allocations of various overhead and occupancy costs. Research and development expenses under the collaborative research and development agreements through 2002 approximated the revenue recognized under the collaboration agreements, exclusive of milestone payments and up-front license fees received.

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

Cash Equivalents and Investments

      The Company considers all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents. All other liquid investments are classified as marketable securities. These instruments consist primarily of corporate debt securities, corporate commercial paper, debt securities of U.S. government agencies and money market funds. Concentration of risk is limited by diversifying investments among a variety of industries and issuers.

      Management determines the appropriate classification of securities at the time of purchase. At December 31, 2003 and 2002, all securities are designated as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices, with any unrealized gains and losses reported in accumulated other comprehensive income. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income and (expense), net. The cost of securities sold or the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific identification method. The estimated fair values have been determined by the Company using available market information. Realized gains and losses and declines in value judged to be other than temporary are included in the statements of operations. There were no realized gains or losses in each of the years ended December 31, 2003, 2002 and 2001. Interest and dividends on securities classified as available-for-sale are included in interest income and (expense), net.

      Onyx is also subject to risks related to changes in the value of the Company’s private equity investment in Syrrx. Fluctuations in the market value of the Company’s long-term investment may result in other than temporary impairment charges. The Company reports “other than temporary” declines in value in its statement of operations.

Property and Equipment

      Property and equipment are stated on the basis of cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally two to five years.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally three to ten years.

Other Long-Term Assets

      At December 31, 2003 and 2002, other long-term assets included $375,000 and $650,000, respectively, in long-term private equity investments. The Company holds certain private equity investments related to the sale and license of certain assets to Syrrx, Inc. (“Syrrx”) during November 2001 (See Note 8). This investment is accounted for using the cost method of accounting. The Company reviews the investment for other than temporary declines in fair value primarily based on analysis of Syrrx’s quarterly financial statements and recent financing activities.

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

      All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The option arrangements are subject to periodic remeasurement over their vesting terms. The Company recorded compensation expense related to option grants to non-employees of $1.5 million for the year ended December 31, 2003 and $326,000 for the year ended December 31, 2002. The Company recognized a credit to compensation expense related to option grants to non-employees of $55,000 for the year ended December 31, 2001 primarily due to the decline in the Company’s stock price in comparison to prior period stock prices.

      The pro forma information regarding net loss and loss per share prepared in accordance with SFAS 123, as amended, has been determined as if the Company had accounted for its employee stock options under the

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

fair value method prescribed by SFAS 123. The fair value of options was estimated at the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions:

      Options granted at fair value:

	Year Ended December 31,

	2003	2002	2001

Risk-free interest rate	2.34%	2.90%	4.29%
Expected life	3.0 years	2.9 years	5.9 years
Expected volatility	0.89	0.86	0.94
Expected dividends	None	None	None
Weighted average option fair value	$3.48	$2.67	$2.17

      For purposes of pro forma disclosures pursuant to SFAS 123 as amended, the estimated fair value of employee stock options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share
	amounts)
Net loss — as reported	$(44,969)	$(45,787)	$(27,572)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects	(1,277)	(1,747)	(1,164)

Pro forma net loss	$(46,246)	$(47,534)	$(28,736)

Loss per share:
Basic and diluted net loss per share — as reported	$(1.73)	$(2.23)	$(1.50)
Basic and diluted net loss per share — pro forma	$(1.78)	$(2.31)	$(1.56)

      No options were granted at below fair value for the years ended December 31, 2003, 2002 and 2001.

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

Net Loss Per Share

      Basic and diluted net loss per share are presented in conformity with SFAS 128, “Earnings Per Share.” Basic and diluted net loss per share have been computed using the weighted-average number of shares of

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

common stock outstanding during the period. The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because they would be antidilutive:

	December 31,

	2003	2002	2001

	(In thousands)
Stock options	1,984	2,750	2,513
Stock warrants	743	743	—

	2,727	3,493	2,513

Comprehensive Loss

      Comprehensive loss is comprised of net loss and other comprehensive income. Other comprehensive income includes certain changes in stockholders’ equity that are excluded from net loss. Other comprehensive income for all periods presented is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities, which were reported separately in stockholders’ equity.

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

Segment Reporting

      The Company operates in only one segment – the discovery and development of novel cancer therapies.

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

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46, as amended, requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the quarter ending March 31, 2004. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company’s adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

Note 2.	Collaboration Agreements

Bayer Corporation

      Effective February 1994, the Company established a research and development collaboration agreement with Bayer, to discover, develop and market compounds that inhibit the function, or modulate the activity, of the RAS signaling pathway to treat cancer and other diseases. The Company and Bayer concluded collaborative research under this agreement in 1999, and based on this research, a product development candidate, BAY 43-9006, was identified.

      Bayer has paid all the costs of research and preclinical development of BAY 43-9006. Under the agreement with Bayer, the Company is currently funding 50 percent of mutually agreed clinical development costs worldwide, excluding Japan. Bayer is funding 100 percent of development costs in Japan and will pay the Company a royalty on any related product sales in Japan. The Company currently intends to copromote the product, when it is commercialized, in the United States and if the Company continues to cofund development and copromote in the United States, profits or losses, if any, will be shared equally in the United States. If Onyx continues to cofund but does not copromote in the United States, Bayer would first receive a portion of the product revenues to repay Bayer for its commercialization infrastructure, before determining the Company’s share of profits and losses. As Onyx does not have the right to copromote BAY 43-9006 outside the United States, Bayer would also receive this preferential distribution in all other parts of the world, except Japan where Onyx would receive a royalty on any related product sales.

      The Company’s agreement with Bayer calls for creditable milestone-based payments. These amounts are interest-free and will be repayable to Bayer from a portion of any of Onyx’s future profits and royalties. The Company received $5.0 million in the third quarter of 2002 upon initiation of Phase II clinical studies and $15.0 million in the fourth quarter of 2003 based upon the initiation of the Phase III study. These payments

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

are shown in the caption “Advance from collaboration partner” on the Company’s balance sheet. In addition, Bayer will advance Onyx $10.0 million when a New Drug Application, or NDA, is filed and a further $10.0 million following the approval of BAY 43-9006 in any one of the United States, France, Germany, Italy, Spain or the United Kingdom. At any time during product development, either company may terminate its participation in cofunding of development costs, in which case the terminating party would retain rights to the product on a royalty-bearing basis. If Onyx does not continue to bear 50 percent of product development costs, Bayer would retain exclusive, worldwide rights to BAY 43-9006 and would pay royalties to Onyx based on net sales.

      Onyx’s share for funding the clinical development costs, which commenced in the third quarter of 2000, was $20.8 million for 2003, $11.9 million for 2002, and $5.7 million for 2001.

Warner-Lambert Company

Cell Cycle Agreement

      In May 1995, the Company entered into a research and development collaboration agreement with Warner-Lambert to discover and commercialize small molecule drugs that restore control of, or otherwise intervene in, the misregulated cell cycle in tumor cells. Under this agreement, the Company developed screening tests, or assays, for jointly selected targets and transferred these assays to Warner-Lambert for screening of their compound library to identify active compounds. The research term under the agreement ended in August 2001. Warner-Lambert is responsible for subsequent medicinal chemistry and preclinical investigations on the active compounds. In addition, Warner-Lambert is obligated to conduct and fund all clinical development, if any, make regulatory filings and manufacture for sale any approved collaboration compounds. The Company would receive milestone payments on clinical development and registration of any resulting products and would receive royalties on worldwide sales of the marketed products. Warner-Lambert has identified a small molecule lead compound, an inhibitor of a cyclin-dependent kinase. We believe that Warner-Lambert expects to enter Phase I clinical trials with this candidate in 2004.

      No revenue or expenses were recognized under this agreement for the years ended December 31, 2003 and 2002. Revenues recognized were $2.2 million and expenses were $1.4 million for the year ended December 31, 2001 under this agreement.

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

      In August 2001, the Company and Warner-Lambert amended the collaboration agreement, and in September 2002, the Company terminated this agreement with Warner-Lambert and regained full rights to ONYX-015 and an armed virus product. In June 2003, the Company discontinued its therapeutic virus program, including the development of ONYX-015 (See Note 11).

      Revenue recognized under this agreement was zero, $2.7 million and $12.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The fiscal 2002 amount includes $2.0 million for research funding and $722,000 related to the amortization of the $5.0 million up-front payment received in 1999. The up-front payment had been included in deferred revenue and was being recognized over the applicable research and development periods when the fees were earned, ranging from 24 to 40 months. With the termination of the agreement in September 2002, the remaining deferred balance of $200,000 was recognized

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

as revenue. The fiscal 2001 amount included $10.4 million for research and clinical development funding and $1.6 million related to the amortization of the $5.0 million up-front payment. Expenses related to this program were zero, $2.4 million and $14.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Inflammation Agreement

      In July 1997, the Company entered into a research and development collaboration agreement with Warner-Lambert to discover and commercialize small molecule drugs for the treatment of acute and chronic inflammatory disorders. The research term under the agreement ended in August 2001.

      No revenue or expenses were recognized under this agreement for the years ended December 31, 2003 and 2002. Revenues recognized were $1.4 million and expenses were $1.7 million for the year ended December 31, 2001 under this agreement.

Note 3.     XOMA (US) LLC

      In January 2001, the Company entered into a process development and manufacturing relationship with XOMA (US) LLC. Under the terms of the agreement, XOMA was developing a large-scale production process and was manufacturing ONYX-015 for clinical trials and commercial production. The Company paid XOMA a $2.0 million up-front payment that was being amortized over five years. As part of the Company’s restructuring activities in 2003 (See Note 11), the agreement with XOMA was terminated and $2.5 million in restructuring charges was recorded, including a termination fee of $1.0 million, a $1.0 million write-off of the unamortized up-front payment and $500,000 of other obligations under the contract. In addition, in 2003 the Company recorded $1.1 million for milestone payments paid to XOMA related to the agreement.

Note 4.     Investments

      Available-for-sale marketable securities consisted of the following at December 31:

	2003

				Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

	(In thousands)
U.S. government investments:
Maturing within 1 year	$5,261	$—	$(1)	$5,260
Maturing between 1 and 2 years	7,917	15	—	7,932

Total government investments	13,178	15	(1)	13,192

Corporate debt investments:
Maturing within 1 year	27,993	5	(11)	27,987
Maturing between 1 and 2 years	8,890	20	(1)	8,909

Total corporate investments	36,883	25	(12)	36,896

Total available-for-sale marketable securities	$50,061	$40	$(13)	$50,088

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	2002

				Estimated
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

	(In thousands)
U.S. government investments:
Maturing within 1 year	$1,267	$1	$—	$1,268
Maturing between 1 and 2 years	1,257	—	(1)	1,256

Total government investments	2,524	1	(1)	2,524

Corporate debt investments:
Maturing within 1 year	26,255	45	(5)	26,295

Total corporate investments	26,255	45	(5)	26,295

Total available-for-sale marketable securities	$28,779	$46	$(6)	$28,819

Note 5.     Property and Equipment

      Property and equipment consist of the following:

	December 31,

	2003	2002

	(In thousands)
Machinery and equipment	$826	$9,223
Furniture and fixtures	463	677
Leasehold improvements	2,451	4,354

	3,740	14,254
Less accumulated depreciation and amortization	(3,455)	(11,420)

	$285	$2,834

      Depreciation expense was $924,000, $1.4 million and $1.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Machinery and equipment have two to five years estimated lives; furniture and fixtures have five years, and leasehold improvements have a useful life equal to the lesser of the lease term or the estimated useful lives of the related assets, generally three to ten years.

      In June 2003, the Company announced the discontinuation of the therapeutic virus program and the termination of all internal research activities. In the second half of 2003, the Company disposed of property and equipment that it no longer used. The Company wrote-off property and equipment that had a net book value of $1.8 million. The Company recorded a net loss of $982,000 from the disposal of property and equipment, which is included in the caption “Restructuring” in the statement of operations. The Company sold property and equipment for $445,000 of which $156,000 remained as a receivable at December 31, 2003. In addition, at December 31, 2003, the Company reclassified $350,000 from property and equipment to other current assets for equipment that remained held-for-sale at December 31, 2003. In early 2004, the Company invited numerous companies to bid on equipment held-for-sale. Bidding on this equipment concluded in February 2004. Any remaining equipment not sold to these companies will be sold to an auction company. The Company anticipates completing the sale and disposal of these assets prior to the end of the second quarter of 2004.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6.     Long-Term Obligations

      In December 2003, the Company received a $15.0 million development payment from Bayer under its collaboration agreement for the initiation of Phase III clinical trials of BAY 43-9006 based on the Company’s continued cofunding of development costs. In August 2002, the Company received a $5.0 million development payment from Bayer for the initiation of Phase II clinical trials of BAY 43-9006. Pursuant to its collaboration agreement, these amounts are repayable to Bayer from Onyx’s share of profits and royalties, if any. These amounts are included in the caption “Advance from collaboration partner” in the accompanying balance sheet as of December 31, 2003.

Note 7.     Facility Lease

      The Company occupies a total of approximately 50,000 square feet of office and laboratory space in its primary facility in Richmond, California. The lease expires in April 2005 with an option to extend the lease for an additional five years.

      The Company also has a lease for 9,000 square feet of space and had a lease for 3,000 square feet of space in a secondary facility in Richmond, California. The Company determined that it no longer required these facilities as a result of a reduction in force in December 2001, and the Company included an estimated write-off of the future obligations under these leases in “Restructuring” expenses in 2001(See Note 11). The lease for 9,000 square feet of space in this facility expires in September 2010 with renewal options at the end of the lease for two subsequent five-year terms. In September 2002, the Company entered into a sublease agreement for this space through September 2010. The lease for the 3,000 square feet of space in this facility expired in October 2003 and had renewal options at the end of the lease term for three years and four years. In March 2002, the Company entered into a sublease agreement for this space through October 2003. The Company did not exercise its renewal option for the 3,000 square foot facility.

      Minimum annual rental commitments, net of sublease income, under all operating leases at December 31, 2003 are as follows (in thousands):

Year ending December 31:
2004	$709
2005	241
2006	3
2007	3
2008	3
Thereafter	8

$967

      Rent expense, net of sublease income and restructuring, for the years ended December 31, 2003, 2002 and 2001 was approximately $577,000, $661,000 and $848,000, respectively.

Note 8.     Related Party Transactions

      The Company has a loan receivable from a former employee of which approximately $275,000 was outstanding at December 31, 2003 and 2002. This loan bears interest at 5.98% per annum; however, the Company has forgiven $71,000 of interest over the term of the loan through December 31, 2003. This loan is due in 2004 and is therefore recorded in current assets at December 31, 2003.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In March 2001, the Company issued 460,872 shares of common stock to Warner-Lambert in a private placement, at a price of $10.849 per share, for aggregate proceeds of $5.0 million. The Company recorded related party revenue under its collaboration agreements with Warner-Lambert (See Note 2).

      In November 2001, the Company sold and licensed to Syrrx assets from the Company’s small molecules discovery program, including drug targets, related reagents and assays, compound libraries and certain intellectual property rights in exchange for Syrrx preferred stock valued at $750,000, which was recorded as “Other income.” The value of the preferred stock was determined based on sales of Syrrx preferred stock for cash at the time of the transaction. The Company could receive royalties on the sales of pharmaceutical products resulting from these assets. In December 2002, due to a further round of financing completed by Syrrx, the Company recorded $100,000 as “Other expense” to reduce the carrying value of its investment. Based on a further round of financing completed by Syrrx in April 2003, the Company recorded an additional charge of $275,000 as “Other expense” to record another impairment in the carrying value of the investment in Syrrx preferred stock that the Company determined was “other-than-temporary.” At the time of the transactions mentioned above, a member of the board of directors of Onyx was a director and officer of Syrrx. This board member is no longer an officer of Syrrx.

      In May 2002, the Company issued 2,972,925 shares of common stock in a private placement to a current shareholder and several new investors, at a price of $6.75 per share, for gross proceeds of $20.0 million. The Company also issued warrants to purchase 743,229 shares of common stock at an exercise price of $9.59 per share. The fair value of the warrants was $4.4 million and was accounted for as a stock issuance cost. A member of the Company’s board of directors is a managing member of Domain Associates, L.L.C., one of the participants in the private placement.

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

Note 10.     Stockholders’ Equity

Stock Options and Employee Stock Purchase Plan

      In March 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”) covering an aggregate of 100,000 shares of common stock. At the Company’s annual meetings of stockholders in each of May 2002, June 2000 and May 1998, an additional 75,000 shares were reserved for issuance under the Purchase Plan at each meeting. The Purchase Plan is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan will be equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. Purchases of shares made under the Purchase Plan were 30,827 in 2003, 30,726 in 2002 and 36,269 in 2001. Since inception, a total of 256,986 shares have been issued under the Purchase Plan.

      In March 1996, the Board amended and restated the 1992 Incentive Stock Plan, renamed it as the 1996 Equity Incentive Plan (the “Incentive Plan”) and reserved 1,725,000 shares of common stock for issuance under the Incentive Plan. At the Company’s annual meetings of stockholders in June 2003, May 2002, May 2001, June 2000, May 1999, May 1998 and May 1997, an additional 600,000, 400,000, 900,000, 400,000, 300,000, 300,000 and 600,000 shares, respectively, were reserved for issuance under the Incentive Plan. The Incentive Plan provides for grants to employees of either nonqualified or incentive options and provides for the grant to consultants of the Company of nonqualified options. The exercise price of options granted under the

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Incentive Plan is determined by the Board of Directors, but cannot be less than 100 percent of the fair market value of the common stock on the date of grant.

      In March 1996, the Board adopted the 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and reserved 175,000 shares for issuance to provide for the automatic grant of nonqualified options to purchase shares of common stock to non-employee directors of the Company. At the Company’s annual meetings of stockholders in June 2003, May 2001 and June 2000, an additional 100,000, 75,000 and 75,000 shares, respectively, were reserved for issuance under the Directors’ Plan.

      The following table summarizes option activity under all option plans:

		Outstanding Stock Options

			Weighted
	Shares Available		Average
	for Grant	Number of Shares	Exercise Price

Balances at December 31, 2000	341,052	1,794,656	$10.16
Shares authorized	975,000	—	—
Options granted	(1,141,415)	1,141,415	$7.72
Options exercised	—	(70,456)	$6.76
Options forfeited	352,887	(352,887)	$13.50

Balances at December 31, 2001	527,524	2,512,728	$8.68
Shares authorized	400,000	—	—
Options granted	(815,802)	815,802	$4.95
Options exercised	—	(81,044)	$0.62
Options forfeited	497,535	(497,535)	$10.01

Balances at December 31, 2002	609,257	2,749,951	$7.57
Shares authorized	700,000	—	—
Options granted	(446,973)	446,973	$6.34
Options exercised	—	(656,308)	$7.13
Options forfeited	556,932	(556,932)	$6.83

Balances at December 31, 2003	1,419,216	1,983,684	$7.65

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about options outstanding and exercisable at December 31, 2003:

Options Outstanding				Options Exercisable

		Weighted Average
		Contractual life	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	(In years)	Exercise Price	Exercisable	Exercise Price

$ 1.07 - $ 4.18	252,941	7.4	$3.63	252,941	$3.63
$ 4.20 - $ 4.87	176,652	8.2	$4.65	153,319	$4.69
$ 4.92 - $ 5.00	238,948	9.0	$5.00	238,948	$5.00
$ 5.02 - $ 5.88	210,104	6.7	$5.48	210,104	$5.48
$ 6.00 - $ 7.38	212,193	7.0	$6.74	212,193	$6.74
$ 7.44 - $ 8.15	199,586	6.4	$7.72	199,586	$7.72
$ 8.38 - $10.00	326,415	7.3	$9.82	326,415	$9.82
$10.20 - $12.00	203,396	4.6	$11.42	203,396	$11.42
$12.06 - $25.19	158,449	6.6	$15.47	138,449	$15.84
$27.14 - $27.14	5,000	9.9	$27.14	—	$0.00

Total	1,983,684	7.1	$7.65	1,935,351	$7.58

      At December 31, 2003, December 31, 2002, and December 31, 2001, there were no shares subject to repurchase. The Company has reserved common shares for future issuances under all stock option plans and the employee stock purchase plan as follows:

December 31,
2003

Stock options available for issuance	1,419,216
Stock options outstanding	1,983,684
Employee stock purchase plan	68,014

Total	3,470,914

      In December 2003, stock options were exercised that were not settled prior to December 31, 2003. The Company recorded a receivable of $235,000 related to this transaction, which is included in the caption “Receivable from stock option exercises” in the accompanying balance sheet as of December 31, 2003.

     Preferred Stock

      The Company’s amended and restated certificate of incorporation provides that the Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. As of December 31, 2003, the Company had 5,000,000 shares of preferred stock authorized at $0.001 par value, and no shares were issued or outstanding.

     Warrants

      As of December 31, 2003, there are outstanding warrants to purchase an aggregate of 743,229 shares of the Company’s common stock. The warrants were issued in connection with a private placement financing in May 2002 (See Note 8). The exercise price of these warrants is $9.59 per share. The $4.4 million fair value of

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the warrants was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions: a weighted-average risk-free interest rate of 4.29%, a contractual life of seven years, a volatility of 0.94 and no dividend yield, and accounted for as a stock issuance cost. Any of the outstanding warrants may be exercised by applying the value of a portion of the warrant, which is equal to the number of shares issuable under the warrant being exercised multiplied by the fair market value of the security receivable upon the exercise of the warrant, less the per share price, in lieu of payment of the exercise price per share. The Company has reserved 743,229 common shares for future issuance for these warrants, which will expire in May 2009, unless earlier exercised.

Note 11.     Restructuring

      In June 2003, the Company announced the discontinuation of its therapeutic virus program and the termination of all internal research activities. The decision was part of a business realignment that placed an increased priority on the development of BAY 43-9006, Onyx’s lead product candidate that is being developed jointly with Bayer. As a first step in this realignment, in January 2003, the Company suspended the development of ONYX-015, including clinical trials and manufacturing activities. Together these actions resulted in a reduction in force of approximately 75 positions, most of which were associated with the therapeutic virus program. During 2003, the Company recorded an aggregate charge of $5.5 million associated with the January and June 2003 restructurings. These charges consist of $1.6 million related to employee severance benefits and $2.5 million related to the early termination of a process development and manufacturing agreement with XOMA. In addition, the Company incurred aggregate charges of $1.4 million related to the discontinued use of a portion of its leased facilities and the disposal of certain property and equipment.

      In October 2001, the Company formally adopted and announced a restructuring plan aimed at reducing future operating costs to allow the Company to focus on its highest priority products in development. The Company recognized $812,000 of restructuring and other charges. Of the $812,000, $412,000 related to the impairment of certain long-lived assets, $255,000 related to employee termination costs, and $145,000 related to office closure costs. The Company reduced the size of its workforce by approximately 40 positions, primarily impacting the research and administrative functions and consisted of wage continuation and advance notice pay. Office closure costs included losses on operating leases. Asset impairments included leasehold improvements related to vacated facilities and equipment related to research and development programs not expected to continue.

      For the year ended December 31, 2003, the accrual for restructuring, consisting of charges related to the discontinued use of a portion of the Company’s leased facilities and employee severance benefits, was $325,000. For the year ended December 31, 2002, the accrual for restructuring was $31,000 and consisted entirely of office closure costs. Restructuring expense in fiscal year 2002 was zero.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 12.     Income Taxes

      There is no provision for income taxes, because the Company has incurred operating losses.

      Significant components of the Company’s deferred tax assets are as follows:

	December 31,

	2003	2002

	(In thousands)
Net operating loss carryforwards	$62,400	$52,700
Tax credit carryforwards	4,900	5,390
Capitalized research and development	6,100	3,200
Deferred revenue	8,000	—
Other	300	2,510

Total deferred tax assets	81,700	63,800
Valuation allowance	(81,700)	(63,800)

Net deferred tax assets	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $17.9 million, $14.7 million and $14.6 million in 2003, 2002 and 2001, respectively.

      At December 31, 2003, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $173.4 million and $59.9 million, respectively, which expire beginning in 2004 if not utilized. At December 31, 2003, the Company has research and development credit carryforwards for federal income tax purposes of approximately $3.1 million, which expire beginning in 2008 if not utilized. At December 31, 2003, the Company has research and development credit carryforwards for state income tax purposes of approximately $2.4 million, which do not expire.

      Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

Note 13.     Guarantees, Indemnifications and Contingencies

     Guarantees and Indemnifications

      The Company has entered into indemnity agreements with certain officers and directors, which provide for indemnification to the fullest extent authorized and permitted by Delaware law and the Company’s Bylaws. The agreements also provide that the Company will indemnify, subject to certain limitations, the officer or director for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be a party because such person is or was a director, officer or other agent of the Company. The term of the indemnification is for so long as the officer or director is subject to any possible claim, or threatened, pending or completed action or proceeding, by reason of the fact that such officer or director was serving the Company as a director, officer or other agent. The rights conferred on the officer or director shall continue after such person has ceased to be an officer or director as provided in the indemnity agreement. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value of these indemnification agreements

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

     Contingencies

      From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that could have a material adverse affect on the financial position, results of operations or cash flows of the Company.

Note 14.     Subsequent Events

      On February 6, 2004, the Company sold 4,637,000 shares of common stock at a price of $33.75 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The Company received an aggregate of approximately $146.6 million of net cash proceeds from this public offering. On February 24, 2004, the underwriters for the offering purchased an additional 48,693 shares of the Company’s common stock to cover over-allotments at a price of $33.75 per share. The Company received an aggregate of approximately $1.5 million of net cash proceeds from the sale of these additional shares.

Note 15.     Quarterly Financial Data (Unaudited)

      The following table presents unaudited quarterly financial data of the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	Year ended December 31, 2003

	Dec. 31	Sept. 30	June 30	Mar. 31

	(In thousands, except per share data)
Total revenues	$—	$—	$—	$—
Net loss	(11,796)	(11,079)	(11,406)	(10,688)
Basic and diluted net loss per share	(0.40)	(0.40)	(0.48)	(0.47)

	Year ended December 31, 2002

	Dec. 31	Sept. 30	June 30	Mar. 31

	(In thousands, except per share data)
Total revenues	$—	$1,178	$707	$830
Net loss	(13,297)	(10,818)	(11,879)	(9,793)
Basic and diluted net loss per share	(0.62)	(0.50)	(0.58)	(0.53)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of the Company.
3.2(1)	Bylaws of the Company.
3.3(1)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2(1)	Specimen Stock Certificate.
4.4(1)	Amended and Restated Information and Registration Rights Agreement dated May 30, 1994 and as amended through May 16, 1995.
10.1(1)*	Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.
10.1(i)(1) *	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 4, 1996.
10.2(1)*	Research, Development and Marketing Collaboration Agreement between Warner-Lambert Company and the Company, dated May 2, 1995.
10.2(i)(1)	Waiver of Certain Rights under the Research, Development and Marketing Agreement by Warner-Lambert Company dated as of March 28, 1996.
10.3(1)*	Compound Library Access Agreement between Warner-Lambert Company and the Company dated May 2, 1995.
10.4(2)*	Research and License Agreement between Eli Lilly & Company and the Company dated May 15, 1995 and the Collaborative Research and License Agreement between Eli Lilly and the Company dated June 12, 1996.
10.5(3)*	Technology Transfer Agreement dated April 24, 1992 between Chiron Corporation and the Company, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20, 1994 and in the Letter Agreement dated March 29, 1996.
10.6(1)	Scientific Advisory Board Consulting Agreement between Dr. Frank McCormick and the Company, as of March 29, 1996.
10.6(i)(1)	Letter Agreement for Consulting Services between Dr. Frank McCormick and the Company dated April 17, 1996.
10.9(1)	Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.
10.13(1)	1996 Equity Incentive Plan.
10.14(1)	1996 Non-Employee Directors’ Stock Option Plan.
10.15(1)	1996 Employee Stock Purchase Plan.
10.16(2)	Lease by and between Hall Properties, Inc. and the Company dated September 9, 1992, the First Amendment thereto dated April 21, 1993 and the Second Amendment thereto dated May 11, 1996.
10.17(1)	Form of Indemnity Agreement to be signed by executive officers and directors of the Company.
10.19(4)	Letter Agreement between Dr. Allan Balmain and the Company dated August 26, 1996, as amended March 13, 1997.
10.20(5)*	Amended and restated Research, Development and Marketing Collaboration Agreement dated May 2, 1995 between the Company and Warner-Lambert Company.
10.21(5)*	Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.
10.23(5)*	Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.

Exhibit
Number	Description of Document

10.24(6)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated February 1, 1999.
10.25(7)	Scientific Advisory Board Consulting Agreement effective September 10, 1999 between Allan Balmain and the Company including the First Amendment to Deed of Trust and Second Amended and Restated Promissory Note.
10.26(8)*	Collaboration Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.
10.27(8)	Stock Put and Purchase Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.
10.28(8)	Stock Purchase Agreement between the Company and the investors dated January 18, 2000.
10.29(9)	Third Amendment to Lease by and between the Metcalf Family Living Trust Dated June 11, 1993 and the Company effective February 24, 2000.
10.31(5)*	Second Amendment to the Amended and Restated Research, Development and Marketing Agreement between Warner-Lambert and the Company dated May 2, 1995.
10.32(5)*	Second Amendment to Research, Development and Marketing Collaboration Agreement between Warner-Lambert and the Company dated July 31, 1997.
10.33(10)	Employment Offer Letter between Leonard E. Post, Ph.D. and the Company dated July 28, 2000.
10.34(11)*	Process Development and Manufacturing Agreement between XOMA (US) LLC and Onyx Pharmaceuticals, Inc., dated January 29, 2001.
10.35(12)	Form of Executive Change in Control Severance Benefits Agreement.
10.36(13)*	Amendment #1 to the Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.37(13)*	Amendment #3 to the Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.38(13)*	Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.39(14)	Stock and Warrant Purchase Agreement between the Company and the investors dated May 6, 2002.
10.40(15)*	Amendment No. 1 to the Process Development and Manufacturing Agreement between the Company and XOMA (US) LLC dated April 15, 2002.
10.41(16)*	Amendment to the Collaboration Agreement between the Company and Warner-Lambert Company dated September 16, 2002.
10.42(17)	Stock Purchase Agreement between the Company and the investors dated February 13, 2003.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to page 36.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been received for portions of this document.

(1)	Filed as an exhibit to Onyx’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(3)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2001.

(4)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(5)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2002.

(6)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(7)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(8)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on March 1, 2000.

(9)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(11)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 23, 2001.

(12)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(13)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(14)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 filed on June 5, 2002 (No. 333-89850).

(15)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(16)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(17)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 filed on March 25, 2003 (No. 333-104025).