Form 10-Q
period 2004-03-31
ONYX PHARMACEUTICALS INC
filed 2004-05-10
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

(510) 222-9700
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes      [  ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes      [   ] No

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 34,660,754 as of May 3, 2004.

ONYX PHARMACEUTICALS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ONYX PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$197,444	$55,312
Marketable securities	50,821	50,088
Receivable from collaboration partner	823	584
Other current assets	1,963	2,461

Total current assets	251,051	108,445
Property and equipment, net	286	285
Other assets	416	408

	$251,753	$109,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$736	$299
Payable to collaboration partner	12,694	13,632
Accrued restructuring	225	325
Accrued liabilities	656	494
Accrued clinical trials and related expenses	—	147
Accrued compensation	941	722

Total current liabilities	15,252	15,619
Advance from collaboration partner	20,000	20,000
Commitments and contingencies
Stockholders’ equity:
Common stock	35	30
Additional paid-in capital	428,512	277,577
Receivable from stock option exercises	(40)	(235)
Accumulated other comprehensive income	55	27
Accumulated deficit	(212,061)	(203,880)

Total stockholders’ equity	216,501	73,519

	$251,753	$109,138

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Operating expenses:
Research and development	$6,730	$9,037
Marketing	289	80
General and administrative	1,686	1,302
Restructuring	—	442

Total operating expenses	8,705	10,861

Loss from operations	(8,705)	(10,861)
Interest income (expense), net	524	173

Net loss	$(8,181)	$(10,688)

Basic and diluted net loss per share	$(0.25)	$(0.47)

Shares used in computing basic and diluted net loss per share	32,555	22,697

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(8,181)	$(10,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	45	417
Stock-based compensation to consultants	660	50
Changes in assets and liabilities:
Receivable from collaboration partner	(239)	—
Other current assets	60	303
Other assets	(8)	27
Accounts payable	437	(246)
Accrued liabilities	62	(157)
Accrued clinical trials and related expenses	(1,085)	(1,369)
Accrued compensation	219	(615)

Net cash used in operating activities	(8,030)	(12,278)

Cash flows from investing activities:
Purchases of marketable securities	(9,176)	(6,708)
Maturities of marketable securities	8,471	11,302
Capital expenditures	(42)	(88)
Proceeds from sale of fixed assets	434	6

Net cash (used in) provided by investing activities	(313)	4,512

Cash flows from financing activities:
Net proceeds from issuances of common stock	150,475	10,222

Net cash provided by financing activities	150,475	10,222

Net increase in cash and cash equivalents	142,132	2,456
Cash and cash equivalents at beginning of period	55,312	11,014

Cash and cash equivalents at end of period	$197,444	$13,470

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2004
(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other future operating periods.

     The condensed balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

     Certain amounts have been reclassified from research and development expenses to marketing expenses to conform to the current period presentation.

     For further information, refer to the financial statements and footnotes thereto included in the Onyx Pharmaceuticals, Inc. (the “Company” or “Onyx”) Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2. Stock-Based Compensation

     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), to account for employee stock options, because the alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

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

	Three Months Ended
	March 31,
	2004	2003
Risk-free interest rate	2.51	2.37
Expected life	3.7 years	2.9 years
Expected volatility	0.60	0.90
Expected dividends	None	None
Weighted average option fair value	$17.18	$2.86

ONYX PHARMACEUTICALS, INC.

     The following table illustrates the pro forma effects on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands, except per
	share amounts)
Net loss – as reported	$(8,181)	$(10,688)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects	(506)	(379)

Pro forma net loss	$(8,687)	$(11,067)

Loss per share:
Basic and diluted net loss per share – as reported	$(0.25)	$(0.47)

Basic and diluted net loss per share – pro forma	$(0.27)	$(0.49)

Note 3. Net Loss Per Share

     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive outstanding securities of 2,778,092 stock options and warrants for the three months ended March 31, 2004 and 3,711,272 stock options and warrants for the three months ended March 31, 2003 were not included in the computation of diluted net loss per share because their effect would have been antidilutive.

Note 4. Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity. Comprehensive loss and its components are as follows:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Net loss	$(8,181)	$(10,688)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	28	(2)

Comprehensive loss	$(8,153)	$(10,690)

Note 5. Sale of Equity Securities

     In February 2004, the Company sold 4,637,000 shares of common stock at a price of $33.75 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. Also in February 2004, the underwriters for the offering purchased an additional 48,693 shares of the Company’s common stock to cover over-allotments at a price of $33.75 per shares. The Company received aggregate cash proceeds of approximately $148.4 million from this public offering, net of issuance costs of $9.7 million.

ONYX PHARMACEUTICALS, INC.

Note 6. Restructuring

     In June 2003, the Company announced the discontinuation of its therapeutic virus program and the termination of all internal research activities. The decision was part of a business realignment that placed an increased priority on the development of BAY 43-9006, Onyx’s lead product candidate that is being developed jointly with Bayer Pharmaceuticals Corporation. As a first step in this realignment, in January 2003, the Company suspended the development of ONYX-015, including clinical trials and manufacturing activities. Together these actions resulted in a reduction in force of approximately 75 positions, most of which were associated with the therapeutic virus program. During 2003, the Company recorded an aggregate charge of $5.5 million associated with the January and June 2003 restructurings. The Company did not record any restructuring charges in the first quarter of 2004. At December 31, 2003, the accrual for restructuring was $325,000. As of March 31, 2004, the accrual for restructuring was $225,000, consisting of charges related to the discontinued use of a portion of the Company’s leased facilities and employee severance benefits. The amount is expected to be paid during the remainder of 2004.

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

     Prior to June 2003, in addition to our small molecule program, we were developing therapeutic viruses that selectively replicate in cells with cancer-causing genetic mutations. In June 2003, we discontinued this program and terminated all internal research activities. As a first step, in January 2003, we suspended the development of the lead product candidate in the therapeutic virus program, ONYX-015, including clinical trials and manufacturing activities. While we anticipate that

ONYX PHARMACEUTICALS, INC.

the restructuring activities in January and June 2003 will reduce our future operating expenses, we expect that these savings will be fully offset by our share of the increased codevelopment costs for BAY 43-9006 as the compound progresses through Phase III clinical trials.

     In February 2004, we sold 4,637,000 shares of our common stock at $33.75 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. Also in February 2004, the underwriters for the offering exercised their over-allotment option and purchased an additional 48,693 shares of our common stock to cover over-allotments at a price of $33.75 per share. We received aggregate net cash proceeds of approximately $148.4 million from this public offering.

     We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, due to expenses associated with the development and commercialization of BAY 43-9006. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 2004, our accumulated deficit was approximately $212.1 million.

     Our business is subject to significant risks, including the risks inherent in our development efforts, the results of the BAY 43-9006 clinical trials, our dependence on collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. For a discussion of these and some of the other risks and uncertainties affecting our business, see “Business Risks.” We currently have no products that have received marketing approval, and we have generated no revenues from the sale of products. We do not expect to generate revenues from the sale of proposed products in the foreseeable future. We expect that all of our revenues in the foreseeable future, if any, will be generated from collaboration agreements.

Critical Accounting Policies and the Use of Estimates

     Critical accounting policies are those that require significant estimates, assumptions and judgments by management about matters that are inherently uncertain at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies related to research and development expenses and use of estimates to be critical policies. Significant estimations used in 2003 included estimated charges related to our restructuring and assumptions used in the determination of stock-based compensation related to stock options granted to non-employees. Actual results could differ materially from these estimates. There have been no other changes to our critical accounting policies since we filed our 2003 Annual Report on Form 10-K with the Securities and Exchange Commission on March 15, 2004. For a description of our critical accounting policies, please refer to our 2003 Annual Report on Form 10-K.

Recent Accounting Developments

     In March 2004, the Financial Accounting Standards Board (“FASB’) issued a Proposed Statement of Financial Accounting Standards, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95” (“Exposure Draft”). The Exposure Draft would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and the resulting cost recognized in the financial statements. We are closely monitoring developments related to the Exposure Draft and will adopt the final standards upon issuance.

Results of Operations

Three months ended March 31, 2004 and 2003

Research and Development Expenses

     Research and development expenses were $6.7 million for the three months ended March 31, 2004, a net decrease of $2.3 million, or 26 percent, from the same period in 2003. In the three months ended March 31, 2004, expenses for our

ONYX PHARMACEUTICALS, INC.

therapeutic virus program decreased by $4.0 million as compared to the same period in 2003 as a result of 2003 restructuring actions that discontinued therapeutic virus program development and terminated all internal research activities. The decrease in the therapeutic virus program expenses was partially offset by $1.7 million increased expenses related to Onyx’s share of the codevelopment costs with Bayer for BAY 43-9006. BAY 43-9006 development costs reflect multiple ongoing Phase I(b) and Phase II clinical trials and a Phase III clinical trial initiated in the fourth quarter of 2003. Future cost savings from the discontinuation of our therapeutic virus program are expected to be offset by increased costs associated with advancing the clinical development of BAY 43-9006.

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

				Research and Development Expenses
				For the Three Months Ended
				March 31,
			Phase of Development-
Product	Description	Collaborator	Estimated Completion	2004	2003
				(In thousands)
BAY 43-9006	Small Molecule Inhibitor of	Bayer		$5,616	$3,945
	tumor cell proliferation and		Phase I – 2002
	angiogenesis, targeting RAF		Phase II–Unknown
	Kinase, VEGFR-2 and PDGFR-ß		Phase III-Unknown
Therapeutic Viruses		—		1,114	5,092
Program:	p53-Selective Replicating Virus		Phase II/III – (1)
	RB-Selective Replicating Virus		Preclinical – (1)
	RB-Selective Replicating Virus		Preclinical – (1)
	Armed with Anticancer Genes
Cell Cycle	Small Molecule Inhibitor of	Warner-	Preclinical – unknown	—	—
Kinases (2)	Cyclin-Dependent Kinase	Lambert

			Total Research and Development Expenses	$6,730	$9,037

(1)	Program discontinued during the second quarter of 2003. See Note 6 to our financial statements.

(2)	Warner-Lambert is responsible for research and development costs.

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

ONYX PHARMACEUTICALS, INC.

completion dates and total costs to complete development highly speculative. For additional discussion of factors affecting overall completion dates and total costs, see the “Business Risks” section below.

Marketing Expenses

     Marketing expenses consist primarily of salaries and employee benefits, consulting and other third-party costs, and allocations for overhead and occupancy costs. We reclassified $80,000 from research and development expenses to marketing expenses for the three months ended March 31, 2003, to conform to the current period presentation. Marketing expenses were $289,000 for the three months ended March 31, 2004, a net increase of $209,000, or 261 percent, from the same period in 2003. The increase was due to salaries and employee benefits for additional resources from Bayer and Onyx working on marketing activities and third-party costs. It is anticipated that marketing expenses will increase in future periods as we develop our marketing capabilities in order for us to copromote BAY 43-9006 with Bayer.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and employee benefits and corporate functional expenses. General and administrative expenses were $1.7 million for the three months ended March 31, 2004, a net increase of $384,000, or 29 percent, from the same period in 2003. The increase was related to consulting expenses primarily for information systems and increased overhead and occupancy expenses allocated to general and administrative expenses. Subsequent to the reduction in force that occurred in 2003, general and administrative expenses in the three months ended March 31, 2004 were allocated a larger portion of overhead expense compared to the same period in 2003 prior to the restructuring. See Note 6 to the financial statements included in this quarterly report for more description of our restructuring activities. We anticipate that general and administrative expenses may continue to increase modestly in the remainder of 2004 as compared to first quarter expenses due to additional hiring to support our Bayer collaboration activities and third-party costs.

Restructuring

     Prior to June 2003, in addition to our small molecule program, we were developing therapeutic viruses that selectively replicate in cells with cancer-causing mutations. In June 2003, we announced that we were discontinuing this program and terminating all internal research activities. The decision was part of a business realignment that placed an increased priority on the development of BAY 43-9006. As a first step in this realignment, in January 2003, we suspended the development of ONYX-015, including clinical trials and manufacturing activities. Together these actions resulted in a reduction in force of approximately 75 positions, most of which were associated with the therapeutic virus program. See Note 6 to the financial statements included in this quarterly report for more description of our restructuring activities. We did not record any restructuring charges in the first quarter of 2004, and the remaining accrued restructuring costs will be fully paid in 2004. We anticipate that the restructuring activities in January and June 2003 will continue to reduce our future operating expenses; however, these savings are expected to be fully offset by our share of the increased codevelopment costs for BAY 43-9006 as the compound progresses through Phase III clinical trials.

Interest Income (Expense), net

     We had net interest income of $524,000 for the three months ended March 31, 2004, an increase of $351,000 from the same period in 2003, primarily due to higher average cash and investment balances resulting from our February 2004 and July 2003 sale of equity securities from which we received approximately $222.1 million in net cash proceeds.

Liquidity and Capital Resources

     Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities and revenue from collaborative research and development agreements to fund our operations.

     At March 31, 2004, we had cash, cash equivalents and marketable securities of $248.3 million, compared to $105.4 million at December 31, 2003. The increase of $142.9 million was attributable to our public offering completed in February 2004, which raised aggregate net cash proceeds of $148.4 million, as well as $2.1 million received from the exercise of

ONYX PHARMACEUTICALS, INC.

stock options and warrants and $434,000 received from the sale of fixed assets. These sources of cash were partially offset by cash used in operating activities of $8.0 million. The cash was used primarily for cofunding the clinical development program with Bayer for BAY 43-9006.

     Total capital expenditures for equipment and leasehold improvements for the three-month period ended March 31, 2004, were $42,000. We currently expect to make expenditures for capital equipment and leasehold improvements of up to $1.0 million for the remainder of 2004.

     We believe that our existing capital resources and interest thereon will be sufficient to fund our current and planned operations through the end of 2006. We anticipate that our codevelopment costs for the BAY 43-9006 program will increase over the next several years as the Phase III clinical trial program advances. While these costs are unknown at the current time, we expect that we will need to raise additional capital to continue the cofunding of the program in future periods beyond 2006.

     Changes in our research and development and marketing plans or other changes affecting our operating expenses may result in the expenditure of our resources before the end of 2006, and in any event, we will need to raise additional capital to fund our operations beyond 2006. We intend to seek this additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

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

     With Bayer, we are currently conducting single-agent Phase II clinical trials of BAY 43-9006 in kidney, melanoma, liver and other cancers. Phase II trials are designed to explore the efficacy of a product candidate in several different types of cancers and are normally randomized and double-blinded to ensure that the results are due to the effects of the drug. We and Bayer have initiated a Phase III clinical trial without randomized Phase II clinical trial data. In November 2003, we

ONYX PHARMACEUTICALS, INC.

announced interim investigator-reported data from 50 patients. The Phase II trial is still in progress, early data is subject to confirmation, and final results, including an independent review of the data, are not yet available. Frequently, independently reviewed data is less favorable than investigator-reported data, and our independent review could fail to confirm the interim results. We believe that any clinical trial designed to test the efficacy of BAY 43-9006, whether Phase II or Phase III, will involve a large number of patients to achieve statistical significance and will be expensive. We may conduct a lengthy and expensive clinical trial of BAY 43-9006 only to learn that this drug candidate is not an effective treatment. Historically, many companies have failed to demonstrate the effectiveness of pharmaceutical product candidates in Phase III clinical trials notwithstanding favorable results in Phase I or Phase II clinical trials. In addition, we may observe previously unforeseen adverse side effects.

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

ONYX PHARMACEUTICALS, INC.

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

ONYX PHARMACEUTICALS, INC.

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

     We believe that our existing capital resources and interest thereon will be sufficient to fund our current development plans through 2006. However, if we change our development plans, we may need additional funds sooner than we expect. In addition, we anticipate that our codevelopment costs for the BAY 43-9006 program will increase over the next several years as the Phase III clinical trial program advances, and new trials are initiated. While these costs are unknown at the current time, we expect that we will need to raise substantial additional capital to continue the cofunding of the BAY 43-9006 program in future periods. We may have to curtail our funding of BAY 43-9006 if we cannot raise sufficient capital. If we do not cofund development of BAY 43-9006, we will receive a royalty on future sales of any product that is ultimately commercialized, instead of a share of profits.

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

ONYX PHARMACEUTICALS, INC.

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

     Our net loss for the year ended December 31, 2001 was $27.6 million, for the year ended December 31, 2002 was $45.8 million, and for the year ended December 31, 2003 was $45.0 million. Our net loss for the three months ended March 31, 2004 was $8.2 million. As of March 31, 2004, we had an accumulated deficit of approximately $212.1 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs. We derived no revenues from product sales or royalties. We expect to incur significant and increasing operating losses over the next several years as we expand our clinical trial activities. We expect our operating losses to increase with our cofunding of ongoing BAY 43-9006 clinical trial costs under our collaboration agreement with Bayer.

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

ONYX PHARMACEUTICALS, INC.

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

     We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market product candidates that will compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials, and others are approved. Competitors that target the same tumor types as our BAY 43-9006 program and that have commercial products or product candidates in clinical development include Pfizer, Novartis, AstraZeneca PLC, OSI Pharmaceuticals, Inc., Genentech, Inc., and Abgenix, Inc., among others. We believe Pfizer has a small molecule compound in clinical development that targets MEK, an enzyme that is also involved in the RAS signaling pathway. In addition, potential competition may come from agents that target Epidermal Growth Factor, or EGF, receptors and Vascular Endothelial Growth Factor, or VEGF, receptors. These agents include antibodies and small molecules. In particular, OSI Pharmaceuticals with Tarceva™ and AstraZeneca with IRESSA™ are developing small molecule inhibitors of the EGF receptor tyrosine kinase. IRESSA™ has been approved in the United States. Companies working on developing antibody approaches include ImClone Systems, Inc. with Erbitux and Abgenix with antibodies targeting EGF receptors. Erbitux has been approved in the United States. Genentech has Avastin™, an antibody targeting VEGF, which is now approved. Novartis and Pfizer, among others, are developing small molecules targeting VEGF receptors. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful,

ONYX PHARMACEUTICALS, INC.

would also provide competition for or be used in combination with BAY 43-9006. We believe that other companies have RAF kinase inhibitors in preclinical development.

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

ONYX PHARMACEUTICALS, INC.

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

     In the case of BAY 43-9006, the global patent applications related to this product candidate are held by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. At present, it is anticipated that, if issued, the last to expire of the United States patents related to BAY 43-9006 will expire in 2022, subject to possible patent-term extension, the entitlement to which and the term of which cannot presently be calculated. Patent applications for BAY 43-9006 are also pending throughout the world. As of March 31, 2004, we owned or had licensed rights to 49 United States patents and 43 United States patent applications and, generally, foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.

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

ONYX PHARMACEUTICALS, INC.

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

ONYX PHARMACEUTICALS, INC.

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

     Our stock price is volatile.

     The market price of our common stock has been volatile and is likely to continue to be volatile. For example, during the period beginning January 1, 2001 and ending March 31, 2004, the closing sales price for one share of our common stock reached a high of $41.53 and a low of $3.50. Factors affecting our stock price include:

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

     Our executive officers, directors and five-percent stockholders own, in the aggregate, approximately 30 percent of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

ONYX PHARMACEUTICALS, INC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we place our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We classify our cash equivalents or marketable securities as fixed rate if the rate of return on an instrument remains fixed over its term. As of March 31, 2004, all of our cash equivalents and marketable securities were classified as fixed rate. There were no significant changes in our market risk exposures during

ONYX PHARMACEUTICALS, INC.

the three months ended March 31, 2004. For further discussion of our market risk exposures, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures: The Company’s principal executive and financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive and financial officer concluded that the Company’s disclosure controls and procedures were sufficiently effective as of March 31, 2004 to ensure that information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

     Changes in internal controls over financial reporting: There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     Limitation on the effectiveness of controls: A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

ONYX PHARMACEUTICALS, INC.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

3.1	Restated Certification of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (1)

3.3	Certificate of Amendment to Amended and Restated Certification of Incorporation. (2)

3.4	Specimen Stock Certificate. (1)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (3)

     b) Reports on Form 8-K

On January 27, 2004, the Company filed a Current Report on Form 8-K, reporting under Item 5 that on January 26, 2004, the Company announced plans to publicly offer 3,500,000 shares of its common stock pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. In addition, the Company announced plans to grant to the underwriters in connection with the offering an option to purchase up to an additional 525,000 shares of common stock.

On February 3, 2004, the Company filed a Current Report on Form 8-K, reporting under Item 5 that on February 2, 2004 the Company entered into an Underwriting Agreement with Morgan Stanley & Co. Incorporated, Piper Jaffray & Co., SG Cowen Securities Corporation and Leerink Swann & Company relating to the sale of 4,637,000 shares of the Company’s common stock at an offering price to the public of $33.75 per share.

On February 20, 2004, the Company filed a Current Report on Form 8-K, to furnish under Item 12 its February 12, 2004 public announcement of financial results for the fourth quarter and year-end 2003.

ONYX PHARMACEUTICALS, INC.

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

ONYX PHARMACEUTICALS, INC.

Date: May 10, 2004	By:	/s/ Hollings C. Renton
Hollings C. Renton
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive and Financial Officer)

Date: May 10, 2004	By:	/s/ Marilyn E. Wortzman
Marilyn E. Wortzman
Vice President, Finance and Administration
(Principal Accounting Officer)

ONYX PHARMACEUTICALS, INC.

EXHIBIT INDEX

3.1	Restated Certification of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (1)

3.3	Certificate of Amendment to Amended and Restated Certification of Incorporation. (2)

3.4	Specimen Stock Certificate. (1)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (3)

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.