Form 10-Q
period 2004-06-30
ONYX PHARMACEUTICALS INC
filed 2004-08-09
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 34,906,990 as of August 2, 2004.

ONYX PHARMACEUTICALS, INC.

ONYX PHARMACEUTICALS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$111,078	$55,312
Marketable securities	126,167	50,088
Receivable from collaboration partner	1,222	584
Other current assets	3,189	2,461

Total current assets	241,656	108,445
Property and equipment, net	268	285
Other assets	411	408

	$242,335	$109,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$450	$299
Payable to collaboration partner	15,233	13,632
Accrued restructuring	416	325
Accrued liabilities	593	494
Accrued clinical trials and related expenses	—	147
Accrued compensation	545	722

Total current liabilities	17,237	15,619
Advance from collaboration partner	20,000	20,000
Commitments and contingencies
Stockholders’ equity:
Common stock	35	30
Additional paid-in capital	430,556	277,577
Receivable from stock option exercises	—	(235)
Accumulated other comprehensive income (loss)	(326)	27
Accumulated deficit	(225,167)	(203,880)

Total stockholders’ equity	205,098	73,519

	$242,335	$109,138

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Operating expenses:
Research and development	$9,844	$6,715	$16,574	$15,752
Marketing	1,471	229	1,760	309
General and administrative	2,229	1,563	3,915	2,865
Restructuring	258	2,759	258	3,201

Total operating expenses	13,802	11,266	22,507	22,127

Loss from operations	(13,802)	(11,266)	(22,507)	(22,127)
Interest income (expense), net	696	135	1,220	308
Other expense – related party	—	(275)	—	(275)

Net loss	$(13,106)	$(11,406)	$(21,287)	$(22,094)

Basic and diluted net loss per share	$(0.38)	$(0.48)	$(0.63)	$(0.95)

Shares used in computing basic and diluted net loss per share	34,723	23,820	33,639	23,274

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(21,287)	$(22,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and other	93	815
Noncash restructuring charges	258	2,781
Stock-based compensation to consultants	1,037	218
Loss on impairment of investment	—	275
Changes in assets and liabilities:
Receivable from collaboration partner	(638)	—
Other current assets	(1,166)	236
Other assets	(3)	39
Accounts payable	151	(198)
Accrued liabilities	(89)	(277)
Accrued clinical trials and related expenses	1,454	(2,751)
Accrued compensation	(177)	(759)

Net cash used in operating activities	(20,367)	(21,715)

Cash flows from investing activities:
Purchases of marketable securities	(98,386)	(10,098)
Maturities of marketable securities	21,954	19,806
Capital expenditures	(68)	(87)
Proceeds from sale of fixed assets	451	—

Net cash (used in) provided by investing activities	(76,049)	9,621

Cash flows from financing activities:
Net proceeds from issuances of common stock	152,182	10,946

Net cash provided by financing activities	152,182	10,946

Net increase (decrease) in cash and cash equivalents	55,766	(1,148)
Cash and cash equivalents at beginning of period	55,312	11,014

Cash and cash equivalents at end of period	$111,078	$9,866

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2004
(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other future operating periods.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Risk-free interest rate	3.24%	2.26%	2.83%	2.35%
Expected life	3.8 years	3.2 years	3.7 years	3.0 years
Expected volatility	0.58	0.88	0.59	0.90
Expected dividends	None	None	None	None
Weighted average option fair value	$18.12	$5.44	$17.60	$3.32

ONYX PHARMACEUTICALS, INC.

     The following table illustrates the pro forma effects on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net loss – as reported	$(13,106)	$(11,406)	$(21,287)	$(22,094)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects	(1,138)	(542)	(1,644)	(922)

Pro forma net loss	$(14,244)	$(11,948)	$(22,931)	$(23,016)

Net loss per share:
Basic and diluted net loss per share – as reported	$(0.38)	$(0.48)	$(0.63)	$(0.95)

Basic and diluted net loss per share – pro forma	$(0.41)	$(0.50)	$(0.68)	$(0.99)

Note 3. Net Loss Per Share

     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive outstanding securities consisting of 2,655,994 stock options and warrants as of June 30, 2004 and 3,656,087 stock options and warrants as of June 30, 2003 were not included in the computation of diluted net loss per share because their effect would have been antidilutive.

Note 4. Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity. Comprehensive loss and its components are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)
Net loss – as reported	$(13,106)	$(11,406)	$(21,287)	$(22,094)
Other comprehensive loss:
Net unrealized loss on available-for-sale securities	(381)	(12)	(353)	(14)

Comprehensive loss	$(13,487)	$(11,418)	$(21,640)	$(22,108)

Note 5. Recent Accounting Pronouncements

     In March 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The guidance for evaluating whether an investment is other-than- temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The Company’s adoption of this EITF did not have a material effect on the Company’s financial position or results of operations.

ONYX PHARMACEUTICALS, INC.

Note 6. Sale of Equity Securities

     In February 2004, the Company sold 4,637,000 shares of common stock at a price of $33.75 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. Also in February 2004, the underwriters for the offering purchased an additional 48,693 shares of the Company’s common stock to cover over-allotments at a price of $33.75 per shares. The Company received aggregate net cash proceeds of approximately $148.3 million from this public offering.

Note 7. Restructuring

     In June 2003, the Company announced the discontinuation of its therapeutic virus program and the termination of all internal research and development activities. The decision was part of a business realignment that placed an increased priority on the development of BAY 43-9006, Onyx’s lead product candidate that is being developed jointly with Bayer Pharmaceuticals Corporation. In 2003, the Company recorded an aggregate charge of $5.5 million associated with the restructuring, including a reduction in force of approximately 75 positions. The Company recorded an additional restructuring charge of $258,000 in the three and six months ended June 30, 2004 due to a change in estimate related to the discontinued use and inability to sublet a portion of the Company’s leased facility. At December 31, 2003, the accrual for restructuring was $325,000. As of June 30, 2004, the accrual for restructuring was $416,000, consisting of charges related to the discontinued use of a portion of the Company’s leased facilities. The remaining accrued restructuring costs are expected to be fully amortized by the second quarter of 2005.

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

Overview

     We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. With our collaborators, we are developing small molecule, orally available drugs with the goal of changing the way cancer is treated.™ A common feature of cancer cells is the excessive activation of signaling pathways that cause abnormal cell proliferation. In addition, tumors require oxygen and nutrients from newly formed blood vessels to support their growth. The formation of these new blood vessels is a process called angiogenesis. We are applying our expertise to develop oral anticancer therapies designed to prevent cancer cell proliferation and angiogenesis by inhibiting proteins that signal or support tumor growth. By exploiting the genetic differences between cancer cells and normal cells, we aim to create novel anticancer agents that minimize damage to healthy tissue. Our lead drug candidate, BAY 43-9006, is currently in Phase III clinical development with our collaborator, Bayer Pharmaceuticals Corporation.

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

     We and Bayer are developing and, if approved, will market BAY 43-9006 under our collaboration agreement. Together with Bayer, we are conducting multiple clinical trials of BAY 43-9006. To date, we have treated over 1,000 patients. In October 2003, we announced the initiation of a pivotal Phase III clinical trial after a Special Protocol Assessment, or SPA, with the FDA, in patients with advanced renal cell carcinoma, also known as kidney cancer. This decision was based on interim Phase II data, which provided encouraging signs of tumor shrinkage and disease stabilization in patients with advanced kidney cancer. The agent is also being studied in multiple Phase II clinical trials for the treatment of kidney, melanoma, liver and other cancers, as well as in multiple Phase Ib trials evaluating its use in combination with standard chemotherapy drugs.

     In collaboration with Warner-Lambert Company, now a subsidiary of Pfizer Inc, we identified a number of lead compounds that modulate the activity of key enzymes that regulate the process whereby a single cell replicates itself and divides into two identical new cells, a process known as the cell cycle. Mutations in genes that regulate the cell cycle are present in a majority of human cancers. Warner-Lambert is currently advancing a lead candidate from that collaboration, a small molecule cell cycle inhibitor targeting a cyclin-dependent kinase, CDK4, expected to enter Phase I clinical trials in 2004.

     In February 2004, we sold 4,637,000 shares of our common stock at $33.75 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. Also in February 2004, the underwriters for the offering exercised their over-allotment option and purchased an additional 48,693 shares of our common stock to cover over-allotments at a price of $33.75 per share. We received aggregate net cash proceeds of approximately $148.3 million from this public offering.

ONYX PHARMACEUTICALS, INC.

     We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, due to expenses associated with the development and commercialization of BAY 43-9006. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 2004, our accumulated deficit was approximately $225.2 million.

     Our business is subject to significant risks, including the risks inherent in our development efforts, the results of the BAY 43-9006 clinical trials, our dependence on collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process, and competition from other products. For a discussion of these and some of the other risks and uncertainties affecting our business, see “Business Risks.” We currently have no products that have received marketing approval, and we have generated no revenues from the sale of products. We do not expect to generate revenues from the sale of proposed products in the foreseeable future. We expect that all of our revenues in the foreseeable future, if any, will be generated from collaboration agreements.

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

Recent Accounting Developments

     In March 2004, the Financial Accounting Standards Board, or FASB, issued a Proposed Statement of Financial Accounting Standards, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” also referred to as the Exposure Draft. The Exposure Draft would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require such transactions be accounted for using a fair-value-based method and the resulting cost recognized in the financial statements. We are closely monitoring developments related to the Exposure Draft and will adopt the final standards upon issuance.

     In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. Our adoption of this EITF did not have a material effect on our financial position or results of operations.

Results of Operations

Three and six months ended June 30, 2004 and 2003

Research and Development Expenses

     Research and development expenses were $9.8 million for the three months ended June 30, 2004, a net increase of $3.1 million, or 47 percent, from the same period in 2003. In the three months ended June 30, 2004, expenses for Onyx’s share of the codevelopment costs with Bayer for the BAY 43-9006 program increased by $6.2 million as compared to the same period in 2003. BAY 43-9006 development costs during the second quarter of 2004 reflect increased expenditures from the Phase III clinical trial initiated in

ONYX PHARMACEUTICALS, INC.

the fourth quarter of 2003 and the expansion of Phase Ib and Phase II clinical trials evaluating BAY 43-9006 in a number of different tumor types. The increase in BAY 43-9006 program expenses were partially offset by a $3.1 million decrease in the therapeutic virus program expenses as a result of the termination of the program in 2003. Research and development expenses were $16.6 million for the six months ended June 30, 2004, a net increase of $822,000, or 5 percent, from the same period in 2003. In the six months ended June 30, 2004, expenses for Onyx’s share of the codevelopment costs with Bayer for the BAY 43-9006 program increased by $7.9 million as compared to the same period in 2003 due to the expansion into the Phase III clinical trial for BAY 43-9006. The increase in BAY 43-9006 program expenses were partially offset by a $7.1 million decrease in the therapeutic virus program expenses as a result of the 2003 termination of the program. Future cost savings from the discontinuation of our therapeutic virus program are expected to be offset by increased costs associated with advancing the clinical development of BAY 43-9006.

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

Research and Development Expenses
				For the Three Months		For the Six Months
				Ended June 30,		Ended June 30,
		Collabo-	Phase of Development –
Product	Description	rator	Estimated Completion	2004	2003	2004	2003
(In thousands)
BAY 43-9006	Small Molecule Inhibitor of	Bayer		$9,201	$2,981	$14,817	$6,926
	tumor cell proliferation and		Phase I – 2002
	angiogenesis, targeting RAF		Phase II–Unknown
	Kinase, VEGFR-2 and PDGFR-ß		Phase III-Unknown
Therapeutic Virus Program	p53-Selective Replicating Virus	—		643	3,734	1,757	8,826
	RB-Selective Replicating Virus		Phase II/III – (1)
	RB-Selective Replicating Virus		Preclinical – (1)
	Armed with Anticancer Genes		Preclinical – (1)
Cell Cycle	Small Molecule Inhibitor of	Warner-
Kinases (2)	Cyclin-Dependent Kinase	Lambert	Preclinical – Unknown	—	—	—	—

		Total Research and Development Costs		$9,844	$6,715	$16,574	$15,752

(1)	Program discontinued during the second quarter of 2003. See Note 7 to our condensed financial statements.

(2)	Warner-Lambert is responsible for research and development costs.

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

ONYX PHARMACEUTICALS, INC.

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

Marketing Expenses

     Marketing expenses consist primarily of salaries and employee benefits, consulting and other third-party costs, and allocations for overhead and occupancy costs. We reclassified $229,000 from research and development expenses to marketing expenses for the three months ended June 30, 2003, and we reclassified $309,000 for the six months ended June 30, 2003, to conform to the current period presentation. Marketing expenses were $1.5 million for the three months ended June 30, 2004, a net increase of $1.2 million from the same period in 2003. Marketing expenses were $1.8 million for the six months ended June 30, 2004, a net increase of $1.5 million from the same period in 2003. The increases for both the three months and six months ended June 30, 2004 as compared to the same periods in the prior year were due to third-party costs and employee-related expenses for additional resources from Bayer and Onyx working on marketing activities as we establish a commercial infrastructure and engage in pre-commercial activities. It is anticipated that marketing expenses will increase in future periods as we develop our marketing capabilities in order for us to copromote BAY 43-9006 with Bayer in the U.S.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and employee benefits and corporate functional expenses. General and administrative expenses were $2.2 million for the three months ended June 30, 2004, a net increase of $666,000, or 43 percent, from the same period in 2003. General and administrative expenses were $3.9 million for the six months ended June 30, 2004, a net increase of $1.1 million, or 37 percent, from the same period in 2003. The increases for both the three months and six months ended June 30, 2004 as compared to the same periods in the prior year were related to consulting expenses primarily for information systems and increased personnel costs to support the growth in our clinical and marketing functions. We anticipate that general and administrative expenses may continue to increase modestly in the remainder of 2004 as compared to expenses for the first half of 2004 due to additional hiring to support our Bayer collaboration activities and third-party costs, including costs related to satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Restructuring

     In June 2003, we announced that we were discontinuing our therapeutic virus program and terminating all internal research and development activities. The decision was part of a business realignment that placed an increased priority on the development of BAY 43-9006. We recorded $5.5 million of restructuring expenses in 2003, including a reduction in force of approximately 75 positions. See Note 7 to our condensed financial statements included in this quarterly report for more description of our restructuring activities. We recorded additional restructuring charges of $258,000 in the three and six months ended June 30, 2004 due to a change in estimate related to the discontinued use and inability to sublet a portion of our leased facility. We expect that the remaining accrued restructuring costs of $416,000 at June 30, 2004 will be fully amortized by the second quarter of 2005.

Interest Income (Expense), net

     Interest income increased $593,000 to $728,000 for the three months ended June 30, 2004, and increased $975,000 to $1.3 million for the six months ended June 30, 2004, from the same periods in 2003, primarily due to higher average cash and investment balances resulting from our February 2004 and July 2003 sale of equity securities from which we received approximately $222.1 million in net cash proceeds. Interest expense was immaterial for the periods presented.

Other Expense – Related Party

     In the quarter ended June 30, 2003, based on a further round of financing completed by Syrrx, Inc. in April 2003, we recorded a write-down of $275,000 as “Other expense-related party” to reduce the carrying value of our investment in Syrrx

ONYX PHARMACEUTICALS, INC.

to $375,000. We consider the reduction in carrying value of the investment to be other than temporary. We did not record any write-downs in the three months or six months ended June 30, 2004.

Liquidity and Capital Resources

     Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities to fund our operations.

     At June 30, 2004, we had cash, cash equivalents, and marketable securities of $237.2 million, compared to $105.4 million at December 31, 2003. The increase of $131.8 million was attributable to our public offering completed in February 2004, which raised aggregate net cash proceeds of $148.3 million, as well as $3.8 million received from the exercise of stock options and warrants and $451,000 received from the sale of fixed assets. These sources of cash were partially offset by cash used in operating activities of $20.4 million. The cash was used primarily for cofunding the clinical development program with Bayer for BAY 43-9006.

     Total capital expenditures for equipment and leasehold improvements for the six-month period ended June 30, 2004, were $68,000. We currently expect to make expenditures for capital equipment and leasehold improvements of up to $500,000 for the remainder of 2004.

     We believe that our existing capital resources and interest thereon will be sufficient to fund our current and planned operations through the end of 2006. We anticipate that our codevelopment costs for the BAY 43-9006 program will increase over the next several years as the Phase III clinical trial program advances. In addition, marketing expenses are expected to increase as we and Bayer incur costs in anticipation of the commercial launch of BAY 43-9006. While these costs are unknown at the current time, we expect that we will need to raise additional capital to continue the cofunding of the program in future periods beyond 2006.

     Changes in our research and development and marketing plans or other changes affecting our operating expenses may result in the expenditure of our resources before the end of 2006, and in any event, we will need to raise additional capital to fund our operations beyond 2006. We intend to seek this additional funding through public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

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

ONYX PHARMACEUTICALS, INC.

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

     With Bayer, we are currently conducting single-agent Phase II clinical trials of BAY 43-9006 in kidney, melanoma, liver and other cancers. Phase II trials are designed to explore the efficacy of a product candidate in several different types of cancers and are normally randomized and double-blinded to ensure that the results are due to the effects of the drug. We and Bayer have initiated a Phase III clinical trial without randomized Phase II clinical trial data. In June 2004, we updated interim investigator-reported data from 106 patients. The Phase II trial is still in progress, early data is subject to confirmation, and final results, including an independent review of the data, are not yet available. Frequently, independently reviewed data is less favorable than investigator-reported data, and our independent review could fail to confirm the interim results. We believe that any clinical trial designed to test the efficacy of BAY 43-9006, whether Phase II or Phase III, will involve a large number of patients to achieve statistical significance and will be expensive. We may conduct a lengthy and expensive clinical trial of BAY 43-9006 only to learn that this drug candidate is not an effective treatment. Historically, many companies have failed to demonstrate the effectiveness of pharmaceutical product candidates in Phase III clinical trials notwithstanding favorable results in Phase I or Phase II clinical trials. In addition, we may observe previously unforeseen adverse side effects.

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

ONYX PHARMACEUTICALS, INC.

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

ONYX PHARMACEUTICALS, INC.

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

ONYX PHARMACEUTICALS, INC.

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

     As a part of BAY 43-9006’s dual mechanism of action, it is designed to act as a RAF inhibitor, blocking inappropriate growth signals in tumor cells by inhibiting RAF kinase, an enzyme involved in cancer cell growth. BAY 43-9006 is the first small molecule RAF inhibitor to reach the stage of clinical testing, and there is currently no direct evidence that the inhibition of RAF is an effective treatment for cancer in humans. BAY 43-9006 also inhibits VEGF and PDGF receptors, two key receptors involved in angiogenesis. In addition, the inhibition of RAF kinase has also been shown to have anti-angiogenic effects. BAY 43-9006 has been shown to inhibit angiogenesis and tumor growth in preclinical models. However, preclinical models to study anticancer activity of compounds are not necessarily predictive of sufficient clinical efficacy of these compounds in the treatment of human cancer to warrant a full commercial development program. BAY 43-9006 has also been tested in Phase I and Phase II human clinical trials, but the number of patients in these trials, and the design of the trials, were insufficient to draw statistically significant conclusions as to clinical efficacy of the compound. RAF inhibition, a method of action of BAY 43-9006, may ultimately fail as an effective treatment of cancer in humans, or BAY 43-9006 may not inhibit RAF sufficiently to be effective. If RAF inhibition is not an effective treatment of cancer in humans, BAY 43-9006 may have no commercial value as a drug candidate, which could seriously harm our business.

     We have a history of losses, and we expect to continue to incur losses.

     Our net loss for the year ended December 31, 2001 was $27.6 million, for the year ended December 31, 2002 was $45.8 million, and for the year ended December 31, 2003 was $45.0 million. Our net loss for the six months ended June 30, 2004 was $21.3 million. As of June 30, 2004, we had an accumulated deficit of approximately $225.2 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs. We derived no revenues from product sales or royalties. We expect to incur significant and increasing operating losses over the next several years as we expand our clinical trial activities. We expect our operating losses to increase with our cofunding of ongoing BAY 43-9006 clinical trial costs under our collaboration agreement with Bayer.

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

ONYX PHARMACEUTICALS, INC.

     We have the right to copromote BAY 43-9006 in the United States, but we do not have marketing or sales experience or capabilities.

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

     In 2003, we restructured our operations to reflect an increased priority on the development of BAY 43-9006 and discontinued our therapeutic virus program. As a result of the restructuring, we eliminated approximately 75 positions, including our entire scientific team associated with the therapeutic virus program. Our remaining scientific and administrative employees are engaged in managing our collaboration with Bayer to develop BAY 43-9006, but are not actively involved in new product candidate discovery. If we resume our research and development of other product candidates, we will either need to rehire these individuals or hire individuals with similar skills. If we cannot rehire these individuals or others with similar skills in a timely fashion, we will be unable to resume these activities.

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

ONYX PHARMACEUTICALS, INC.

     If BAY 43-9006 or any future product candidates that we may develop do not achieve market acceptance, we may lose our investment in that product candidate, which may cause our stock price to decline.

     We face intense competition and rapid technological change, and many of our competitors have substantially greater managerial resources than we have.

     We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market product candidates that will compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials, and others are approved. Competitors that target the same tumor types as our BAY 43-9006 program and that have commercial products or product candidates in clinical development include Pfizer, Novartis, AstraZeneca PLC, OSI Pharmaceuticals, Inc., Genentech, Inc., and Abgenix, Inc., among others. We believe Pfizer has a small molecule compound in clinical development that targets MEK, an enzyme that is also involved in the RAS signaling pathway. In addition, potential competition may come from agents that target Epidermal Growth Factor, or EGF, receptors and Vascular Endothelial Growth Factor, or VEGF, receptors. These agents include antibodies and small molecules. In particular, OSI Pharmaceuticals with Tarceva TM and AstraZeneca with IRESSA TM are developing small molecule inhibitors of the EGF receptor tyrosine kinase. IRESSA ™ has been approved in the United States. Companies working on developing antibody approaches include ImClone Systems, Inc. with Erbitux and Abgenix with antibodies targeting EGF receptors. Erbitux has been approved in the United States. Genentech has Avastin TM, an antibody targeting VEGF, which is now approved. Novartis and Pfizer, among others, are developing small molecules targeting VEGF receptor tyrosine kinases and other enzymes. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for or be used in combination with BAY 43-9006. We believe that other companies have inhibitors of kinases in preclinical or clinical development that could be potential competitors.

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

ONYX PHARMACEUTICALS, INC.

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

     In the case of BAY 43-9006, the global patent applications related to this product candidate are held by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. At present, it is anticipated that, if issued, the last to expire of the United States patents related to BAY 43-9006 will expire in 2022, subject to possible patent-term extension, the entitlement to which and the term of which cannot presently be calculated. Patent applications for BAY 43-9006 are also pending throughout the world. As of June 30, 2004, we owned or had licensed rights to 53 United States patents and 35

ONYX PHARMACEUTICALS, INC.

United States patent applications and, generally, foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.

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

ONYX PHARMACEUTICALS, INC.

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

     Our stock price is volatile.

     The market price of our common stock has been volatile and is likely to continue to be volatile. For example, during the period beginning January 1, 2001 and ending June 30, 2004, the closing sales price for one share of our common stock reached a high of $58.75 and a low of $3.50. Factors affecting our stock price include:

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

ONYX PHARMACEUTICALS, INC.

     Existing stockholders have significant influence over us.

     Our executive officers, directors, and five-percent stockholders own, in the aggregate, approximately 45 percent of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

ONYX PHARMACEUTICALS, INC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. By policy, we place our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We classify our cash equivalents or marketable securities as fixed rate if the rate of return on an instrument remains fixed over its term. As of June 30, 2004, all of our cash equivalents and marketable securities were classified as fixed rate. There were no significant changes in our market risk exposures during the three months ended June 30, 2004. For further discussion of our market risk exposures, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures: The Company’s principal executive and financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive and financial officer concluded that the Company’s disclosure controls and procedures were sufficiently effective as of June 30, 2004 to ensure that information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

     Changes in internal controls over financial reporting: There were no significant changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 23, 2004. The results of the matters voted upon at the meeting were:

(a)	The nominee to the Board of Directors was elected to serve until our annual meeting of stockholders in 2007. The nominee was Nicole Vitullo; 30,595,811 common shares for, none against and 837,293 withheld. The term of office of directors Magnus Lundberg, Hollings Renton and George Scangos continues until our annual meeting of stockholders in 2005. The term of office of directors Paul Goddard, Antonio J. Grillo-López and Wendell D. Wierenga continues until our annual meeting of stockholders in 2006.

(b)	The stockholders approved the 1996 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under the plan by 600,000 shares: 13,820,681 common shares for, 8,761,519 against, 29,493 abstaining and 8,821,411 broker non-votes.

(c)	The stockholders approved the 1996 Non-Employee Directors’ Stock Option Plan, as amended, to increase the number of shares of Common Stock subject to the annual option grant to each non-employee director under the plan to 10,000 shares from 5,000 shares: 19,393,062 common shares for, 3,190,661 against, 27,970 abstaining and 8,821,411 broker non-votes.

(d)	The stockholders ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2004: 31,140,328 common shares for, 275,089 against and 17,687 abstaining.

Item 5. Other Information

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has approved our recurring engagements of Ernst & Young LLP for the following non-audit services: (1) preparation of tax returns, and tax advice in preparing for and in connection with such filings; (2) all work required to be performed by Ernst & Young LLP in connection with preparing and giving consents required to be given in connection with our filings with the Securities and Exchange Commission; (3) all work required to be performed by Ernst & Young LLP in connection with preparing and giving consents required to be given in connection with our planned filing with the Securities and Exchange Commission of a Form S-8 to register 600,000 shares of the Company’s common stock pursuant to the amendment to the Company’s 1996 Equity Incentive Plan to be approved at the Company’s upcoming annual meeting of stockholders; and (4) advice in preparing for the internal control documentation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

ONYX PHARMACEUTICALS, INC.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

3.1	Restated Certification of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (1)

3.3	Certificate of Amendment to Amended and Restated Certification of Incorporation. (2)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Stock Certificate. (1)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (3)

     b) Reports on Form 8-K

On April 6, 2004, the Company filed a Current Report on Form 8-K reporting under Item 5 that on April 5, 2004, the Company and Bayer Pharmaceuticals Corporation announced that BAY 43-9006 had been granted Fast Track status by the U.S. Food and Drug Administration.

On May 11, 2004, the Company filed a Current Report on Form 8-K to furnish under Item 12 its May 5, 2004 public announcement of financial results for the first fiscal quarter ended March 31, 2004.

On June 21, 2004, the Company filed a Current Report on Form 8-K reporting under Item 5 that on June 19, 2004, the Board of Directors of the Company amended its 1996 Equity Incentive Plan, or the Plan, to remove a provision permitting option repricings. In connection with the amendment and restatement, section 9 of the Plan was deleted in its entirety.

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

ONYX PHARMACEUTICALS, INC.

Date: August 9, 2004	By: /s/ Hollings C. Renton

Hollings C. Renton
Chairman of the Board,
President and Chief Executive Officer (Principal Executive and Financial Officer)

Date: August 9, 2004	By: /s/ Marilyn E. Wortzman

Marilyn E. Wortzman
Vice President, Finance and Administration (Principal Accounting Officer)

ONYX PHARMACEUTICALS, INC.

EXHIBIT INDEX

3.1	Restated Certification of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (1)

3.3	Certificate of Amendment to Amended and Restated Certification of Incorporation. (2)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Stock Certificate. (1)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (3)

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.