Form 10-Q
period 2004-09-30
ONYX PHARMACEUTICALS INC
filed 2004-11-09
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

[X]    Yes    [   ]    No

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 35,264,192 as of November 1, 2004.

ONYX PHARMACEUTICALS, INC.

ONYX PHARMACEUTICALS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$71,041	$55,312
Marketable securities	159,165	50,088
Receivable from collaboration partner	1,503	584
Other current assets	2,667	2,461

Total current assets	234,376	108,445
Property and equipment, net	282	285
Other assets	474	408

	$235,132	$109,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$620	$299
Payable to collaboration partner	18,289	13,632
Accrued restructuring	306	325
Accrued clinical trials and related expenses.	—	147
Accrued compensation	844	722
Other accrued liabilities	823	494

Total current liabilities	20,882	15,619
Advance from collaboration partner	20,000	20,000
Commitments and contingencies
Stockholders’ equity:
Common stock	35	30
Additional paid-in capital	430,887	277,577
Receivable from stock option exercises	—	(235)
Accumulated other comprehensive (loss) income	(241)	27
Accumulated deficit	(236,431)	(203,880)

Total stockholders’ equity	194,250	73,519

	$235,132	$109,138

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Operating expenses:
Research and development	$9,270	$8,841	$25,844	$24,593
Marketing	859	195	2,619	504
General and administrative	2,045	1,353	5,960	4,218
Restructuring	—	944	258	4,145

Total operating expenses	12,174	11,333	34,681	33,460

Loss from operations	(12,174)	(11,333)	(34,681)	(33,460)
Interest income, net	910	254	2,130	562
Other expense – related party	—	—	—	(275)

Net loss	$(11,264)	$(11,079)	$(32,551)	$(33,173)

Basic and diluted net loss per share	$(0.32)	$(0.40)	$(0.96)	$(1.34)

Shares used in computing basic and diluted net loss per share	34,905	27,777	34,064	24,791

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(32,551)	$(33,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133	1,083
Noncash restructuring charges	258	2,394
Stock-based compensation to consultants	1,323	716
Loss on impairment of investment	—	275
Other	(34)	3
Changes in assets and liabilities:
Receivable from collaboration partner	(919)	(788)
Other current assets	(1,028)	(287)
Other assets	(66)	32
Accounts payable	321	(382)
Accrued liabilities	52	52
Accrued clinical trials and related expenses	4,510	416
Accrued compensation	122	(832)

Net cash used in operating activities	(27,879)	(30,491)

Cash flows from investing activities:
Purchases of marketable securities	(160,902)	(50,491)
Maturities of marketable securities	51,557	26,873
Capital expenditures	(130)	(132)
Proceeds from sale of fixed assets	581	—
Proceeds from repayment of note receivable	275	—

Net cash used in investing activities	(108,619)	(23,750)

Cash flows from financing activities:
Net proceeds from issuances of common stock	152,227	85,669

Net cash provided by financing activities	152,227	85,669

Net increase in cash and cash equivalents	15,729	31,428
Cash and cash equivalents at beginning of period	55,312	11,014

Cash and cash equivalents at end of period	$71,041	$42,442

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or for any other future operating periods.

     The condensed balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

     Certain amounts in the prior periods have been reclassified from research and development expenses to marketing expenses to conform to the current period presentation.

     For further information, refer to the financial statements and footnotes thereto included in the Onyx Pharmaceuticals, Inc. (the “Company” or “Onyx”) Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2. Stock-Based Compensation

     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), to account for employee stock options, because the alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards No. (“SFAS”) 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.12%	1.77%	2.90%	2.34%
Expected life	3.8 years	2.5 years	3.7 years	3.0 years
Expected volatility	0.55	0.78	0.58	0.89
Expected dividends	None	None	None	None
Weighted average option fair value	$17.20	$7.62	$17.51	$3.39

ONYX PHARMACEUTICALS, INC.

     The following table illustrates the pro forma effects on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net loss – as reported	$(11,264)	$(11,079)	$(32,551)	$(33,173)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects	(1,501)	(312)	(3,145)	(1,241)

Pro forma net loss	$(12,765)	$(11,391)	$(35,696)	$(34,414)

Net loss per share:
Basic and diluted net loss per share – as reported	$(0.32)	$(0.40)	$(0.96)	$(1.34)

Basic and diluted net loss per share – pro forma	$(0.37)	$(0.41)	$(1.05)	$(1.39)

Note 3. Net Loss Per Share

     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during the period. Potentially dilutive outstanding securities consisting of 2,745,088 stock options and warrants as of September 30, 2004 and 3,384,417 stock options and warrants as of September 30, 2003 were not included in the computation of diluted net loss per share because their effect would have been antidilutive.

Note 4. Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity. Comprehensive loss and its components are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Net loss – as reported	$(11,264)	$(11,079)	$(32,551)	$(33,173)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	85	45	(268)	31

Comprehensive loss	$(11,179)	$(11,034)	$(32,819)	$(33,142)

Note 5. Recent Accounting Pronouncements

     On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft, “Share-Based Payment – An Amendment of FASB Statements No. 123 and 95” (proposed FAS 123R). The proposed FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The Company would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. The Company is currently evaluating option valuation methodologies and assumptions in light of the proposed FAS

ONYX PHARMACEUTICALS, INC.

123R related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

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

Note 7. Restructuring

     In June 2003, the Company announced the discontinuation of its therapeutic virus program and the termination of all internal research and development activities. The decision was part of a business realignment that placed an increased priority on the development of BAY 43-9006, Onyx’s lead product candidate that is being developed jointly with Bayer Pharmaceuticals Corporation. In 2003, the Company recorded an aggregate charge of $5.5 million associated with the restructuring, including a reduction in force of approximately 75 positions. The Company recorded an additional restructuring charge of $258,000 in the second quarter of 2004 due to a change in estimate related to the discontinued use and inability to sublet a portion of the Company’s leased facility. At December 31, 2003, the accrual for restructuring was $325,000. As of September 30, 2004, the accrual for restructuring was $306,000, consisting of charges related to the discontinued use of a portion of the Company’s leased facilities. The remaining accrued restructuring costs are expected to be fully paid by the second quarter of 2005.

Note 8. Facility Lease

     In August 2004, the Company entered into a new operating lease for 23,000 square feet of office space, which will serve as the Company’s new corporate headquarters. The lease expires on February 28, 2010 with a renewal option at the end of the lease for a period of three years. The lease for the Company’s current primary facility expires in April 2005, which the Company does not plan to renew.

     Minimum rental commitments under this operating lease are as follows (in thousands):

Months 1-12	$353
Months 13-24	544
Months 25-36	557
Months 37-48	571
Months 49-60	585
Months 61-64	200

$2,810

Note 9. Related Party Transaction

     The Company had a loan receivable from a former employee for $275,000 that was repaid in August 2004 per the terms of the loan agreement.

Note 10. Subsequent Event

     In September 2004, the Company announced that Pfizer initiated Phase I clinical trials advancing a lead candidate from the cell cycle kinase collaboration that the Company has with Warner-Lambert, now a subsidiary of Pfizer. The initiation of human clinical trials triggered a $500,000 milestone payment to the Company, which Onyx received from Pfizer in October 2004. The Company will recognize the receipt of this milestone payment as revenue in the fourth quarter 2004.

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

     We and Bayer are developing and, if approved, will market BAY 43-9006 under our collaboration agreement. Together with Bayer, we are conducting multiple clinical trials of BAY 43-9006. To date, we have treated over 1,000 patients. In October 2003, we announced the initiation of a pivotal Phase III clinical trial after a Special Protocol Assessment, or SPA, with the FDA, in patients with advanced renal cell carcinoma, also known as kidney cancer. In October 2004, we and Bayer further announced that we will pursue registration of BAY 43-9006 based on results from this Phase III trial and the data from our recently completed Phase II randomized discontinuation trial will be used to support the Phase III trial results. In addition, we also announced that, subject to FDA approval, we anticipate a United States launch for the product in 2006.

     We and Bayer have also announced that we will initiate pivotal trials next year in both malignant melanoma and hepatocellular, or liver, cancer. We and Bayer have completed Phase II clinical trials of Bay 43-9006 in kidney and liver cancer. The agent is also being studied in multiple Phase II clinical trials for the treatment of melanoma, breast, non-small cell lung and other cancers, as well as in multiple Phase Ib trials evaluating its use in combination with standard chemotherapy drugs.

     In collaboration with Warner-Lambert Company, now a subsidiary of Pfizer Inc, we identified a number of lead compounds that modulate the activity of key enzymes that regulate the process whereby a single cell replicates itself and divides into two identical new cells, a process known as the cell cycle. Mutations in genes that regulate the cell cycle are present in a majority of human cancers. In September 2004, we announced that Pfizer initiated Phase I clinical trials advancing a lead candidate from that collaboration, a small molecule cell cycle inhibitor targeting a cyclin-dependent kinase, CDK4. The initiation of human clinical trials triggered a $500,000 milestone payment to us, which we received from Pfizer in October 2004.

ONYX PHARMACEUTICALS, INC.

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

     We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, due to expenses associated with the continuing development and commercialization of BAY 43-9006. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 2004, our accumulated deficit was approximately $236.4 million.

     Our business is subject to significant risks, including the risks inherent in our development efforts, the results of the BAY 43-9006 clinical trials, our dependence on collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process, and competition from other products. For a discussion of these and some of the other risks and uncertainties affecting our business, see “Business Risks.” We currently have no products that have received marketing approval, and we have generated no revenues from the sale of products. We do not expect to generate revenues, if any, from the sale of proposed products until at least 2006 and expect that all of our revenues, if any, before 2006 will be generated from collaboration agreements.

Critical Accounting Policies and the Use of Estimates

     Critical accounting policies are those that require significant estimates, assumptions and judgments by management about matters that are inherently uncertain at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies related to research and development expenses and use of estimates to be critical policies. Significant estimations used in 2004 included estimated charges related to our restructuring and assumptions used in the determination of stock-based compensation related to stock options granted to non-employees. Actual results could differ materially from these estimates. There have been no other changes to our critical accounting policies since we filed our 2003 Annual Report on Form 10-K with the Securities and Exchange Commission on March 15, 2004. For a description of our critical accounting policies, please refer to our 2003 Annual Report on Form 10-K.

Recent Accounting Developments

     On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment – An Amendment of FASB Statements No.123 and 95” (proposed FAS 123R). The proposed FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. We would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. We are currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

ONYX PHARMACEUTICALS, INC.

Results of Operations

Three and nine months ended September 30, 2004 and 2003

Research and Development Expenses

     Research and development expenses were $9.3 million for the three months ended September 30, 2004, a net increase of $429,000, or five percent, from the same period in 2003. In the three months ended September 30, 2004, expenses for Onyx’s share of the codevelopment costs with Bayer for the BAY 43-9006 program increased by $2.9 million as compared to the same period in 2003. BAY 43-9006 development costs during the third quarter of 2004 reflect increased expenditures from the Phase III clinical trial initiated in the fourth quarter of 2003 and the expansion of Phase Ib and Phase II clinical trials evaluating BAY 43-9006 in a number of different tumor types. The increase in BAY 43-9006 program expenses was offset by a $2.5 million decrease in the therapeutic virus program expenses as a result of the termination of the program in 2003. Research and development expenses were $25.8 million for the nine months ended September 30, 2004, a net increase of $1.3 million, or five percent, from the same period in 2003. In the nine months ended September 30, 2004, expenses for Onyx’s share of the codevelopment costs with Bayer for the BAY 43-9006 program increased by $10.8 million as compared to the same period in 2003 primarily due to the expansion into the Phase III clinical trial for BAY 43-9006. The increase in BAY 43-9006 program expenses was offset by a $9.5 million decrease in the therapeutic virus program expenses as a result of the 2003 termination of the program. Future cost savings from the discontinuation of our therapeutic virus program are expected to be offset by increased costs associated with advancing the clinical development of BAY 43-9006.

     Research and development expenses related to the orderly wind-down of the therapeutic virus program and the preservation of assets associated with this program for potential future divestiture or commercialization were $546,000 for the three months ended September 30, 2004, and $2.3 million for the nine months ended September 30, 2004. These expenses were comprised primarily of stock-based compensation and consulting fees for consultants retained in connection with the orderly wind-down of the virus program and preservation of related assets, sponsored research at the University of California, San Francisco related to the preservation of the program’s assets and outside services related to stability testing and storage of virus product related to the program.

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

ONYX PHARMACEUTICALS, INC.

Research and Development Expenses
				Three Months Ended		Nine Months Ended
				September 30,		September 30,
		Collabo-	Phase of Development-
Product	Description	rator	Estimated Completion	2004	2003	2004	2003
(In thousands)
BAY 43-9006	Small Molecule Inhibitor of	Bayer		$8,724	$5,818	$23,541	$12,745
	tumor cell proliferation and		Phase I – 2002
	angiogenesis, targeting RAF		Phase II–Unknown
	Kinase, VEGFR-2 and PDGFR-ß		Phase III-Unknown
Therapeutic Virus		—		546	3,023	2,303	11,848
Program
	p53-Selective Replicating Virus		Phase II/III - (1)
	RB-Selective Replicating Virus		Preclinical - (1)
	RB-Selective Replicating Virus		Preclinical - (1)
Armed with Anticancer Genes
Cell Cycle	Small Molecule Inhibitor of	Warner-	Phase I - Unknown	—	—	—	—
Kinases (2)	Cyclin-Dependent Kinase	Lambert

		Total Research and Development Costs		$9,270	$8,841	$25,844	$24,593

(1)	Program discontinued during the second quarter of 2003. See Note 7 to our condensed financial statements. Costs in 2004 relate to the orderly wind-down of the program and preservation of the related assets.

(2)	Warner-Lambert is responsible for research and development costs.

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

Marketing Expenses

     Marketing expenses consist primarily of salaries and employee benefits, consulting and other third-party costs, and allocations for overhead and occupancy costs. We reclassified $195,000 from research and development expenses to marketing expenses for the three months ended September 30, 2003, and $504,000 for the nine months ended September 30, 2003, to conform to the current period presentation. Marketing expenses were $859,000 for the three months ended September 30, 2004, a net increase of $664,000, from the same period in 2003. Marketing expenses were $2.6 million for the nine months ended September 30, 2004, a net increase of $2.1 million, from the same period in 2003. The increases for both the three-month and nine-month periods ended September 30, 2004 as compared to the same periods in the prior year were due to third-party costs and employee-related expenses as Onyx and Bayer establish a commercial infrastructure and engage in precommercial marketing activities. It is anticipated that marketing expenses will increase in future periods as we develop our marketing capabilities in order for us to copromote BAY 43-9006 with Bayer in the U.S. should BAY 43-9006 receive marketing approval.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and employee benefits and corporate functional expenses. General and administrative expenses were $2.0 million for the three months ended September 30, 2004, a net increase of $692,000, or 51 percent, from the same period in 2003. General and administrative expenses were $6.0 million for the nine months ended September 30, 2004, a net increase of $1.7 million, or 41 percent, from the same period in 2003. The increases for both the three months and nine months ended September 30, 2004 as compared to the same periods in the

ONYX PHARMACEUTICALS, INC.

prior year were related to consulting expenses, primarily for information systems, and costs related to satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We anticipate that general and administrative expenses may continue to increase modestly to support our growing infrastructure needs.

Restructuring

     In June 2003, we announced that we were discontinuing our therapeutic virus program and terminating all internal research and development activities. The decision was part of a business realignment that placed an increased priority on the development of BAY 43-9006. We recorded $5.5 million of restructuring expenses in 2003, including a reduction in force of approximately 75 positions. See Note 7 to our condensed financial statements included in this quarterly report for more description of our restructuring activities. We recorded additional restructuring charges of $258,000 in the second quarter of 2004 due to a change in estimate related to the discontinued use and inability to sublet a portion of our leased facility. We expect that the remaining accrued restructuring costs of $306,000 at September 30, 2004 will be fully paid by the second quarter of 2005 coincident with the termination of our lease obligation on our existing facility.

Interest Income, net

     Interest income increased $698,000 to $952,000 for the three months ended September 30, 2004, and increased $1.7 million to $2.2 million for the nine months ended September 30, 2004, from the same periods in 2003, primarily due to higher average cash and investment balances resulting from our February 2004 and July 2003 sale of equity securities from which we received approximately $222.0 million in net cash proceeds. Interest expense was immaterial for the periods presented.

Other Expense – Related Party

     In April 2003 based on a further round of financing completed by Syrrx, Inc., we recorded a write-down of $275,000 as “Other expense-related party” to reduce the carrying value of our investment in Syrrx to $375,000. We consider the reduction in carrying value of the investment to be other than temporary. We did not record any write-downs in the three months or nine months ended September 30, 2004.

Liquidity and Capital Resources

     Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities to fund our operations.

     At September 30, 2004, we had cash, cash equivalents, and marketable securities of $230.2 million, compared to $105.4 million at December 31, 2003. The increase of $124.8 million was attributable to our public offering completed in February 2004, which raised aggregate net cash proceeds of $148.3 million, as well as $3.9 million received from the exercise of stock options and warrants and $581,000 received from the sale of fixed assets. These sources of cash were partially offset by net cash used in operating activities of $27.9 million. The cash was used primarily for cofunding the clinical development program with Bayer for BAY 43-9006.

     Total capital expenditures for equipment and leasehold improvements for the nine months ended September 30, 2004, were $130,000. We currently expect to make expenditures for capital equipment and leasehold improvements of up to $1.5 million for the remainder of 2004 primarily relating to the anticipated move to our new corporate headquarters in the fourth quarter of 2004.

     We believe that our existing capital resources and interest thereon will be sufficient to fund our current and planned operations through the end of 2006. We anticipate that our codevelopment costs for the BAY 43-9006 program will increase over the next several years as the clinical trial program advances. In addition, marketing expenses are expected to increase as we and Bayer incur costs in anticipation of the commercial launch of BAY 43-9006. While these costs are unknown at the current time, we expect that we will need to raise additional capital to continue the cofunding of the program in future periods beyond 2006.

ONYX PHARMACEUTICALS, INC.

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

     In August 2004, we entered into an operating lease for 23,000 square feet of office space, which will serve as our new corporate headquarters. The lease expires on February 28, 2010 with a renewal option at the end of the lease for a period of three years. The lease for our current primary facility expires in April 2005, which we do not plan to renew.

     Our contractual obligations as of September 30, 2004, including the new facility lease, for the next five years and thereafter are as follows:

Contractual Obligations (1)	Payments Due by Period
		Less than	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
(In thousands)
Operating leases, net of sublease income	$3,203	$684	$1,104	$1,160	$255

(1)	This table does not include any payments under research and development collaborations, as the amount and timing of such payments are not known. This table also does not include the obligation to repay the $20 million creditable milestone-based payments that we received from Bayer, because the repayment of these amounts is contingent upon Onyx generating profits or royalties on any products. Whether Onyx will ever generate any profits or royalties is not known at this time.

Business Risks

     BAY 43-9006 is our only product candidate currently in Phase II and Phase III clinical development, and our ability to discover and promote additional candidates to clinical development is constrained. If BAY 43-9006 is not successfully commercialized, we may be unable to identify and promote alternative product candidates and our business would fail.

     BAY 43-9006 is our only product candidate in Phase II and Phase III clinical development. In June 2003, following an unsuccessful search for new collaboration partners for our therapeutic virus product candidates, including ONYX-015 and ONYX-411, we announced that we were discontinuing the development of all therapeutic virus product candidates, eliminating all employee positions related to these candidates, and terminating all related research and manufacturing capabilities. As a result, we do not have internal research and preclinical development capabilities. Our remaining scientific and administrative employees are dedicated to managing our relationship with Bayer, and the development of BAY 43-9006, but are not actively discovering or developing new product candidates. As a result of the termination of our therapeutic virus program and drug discovery programs, we do not have a clinical development pipeline beyond BAY 43-9006. If BAY 43-9006 is not successful in clinical trials, does not receive marketing approval, or is not successfully commercialized, we may be unable to identify and promote alternative product candidates to clinical development, which would cause our business to fail.

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

ONYX PHARMACEUTICALS, INC.

candidate but rather to test safety; to study pharmacokinetics, or how drug concentrations in the body change over time; to study pharmacodynamics, or how the drug candidate acts on the body over a period of time; and to understand the drug candidate’s side effects at various doses and schedules.

     With Bayer, we have completed Phase II clinical trials of BAY 43-9006 in kidney and liver cancer and are currently conducting Phase II clinical trials in breast, non-small cell lung and other cancers. Phase II trials are designed to explore the efficacy of a product candidate in several different types of cancers and are normally randomized and double-blinded to ensure that the results are due to the effects of the drug. We and Bayer have initiated a Phase III clinical trial to treat patients with advanced kidney cancer without conventional randomized Phase II clinical trial data. In October 2004, we and Bayer announced that we will pursue registration utilizing results from this trial, and pending FDA approval, we would anticipate a United States launch in 2006. We further announced that we completed the Phase II randomized discontinuation trial, and data from this trial will be used to support the Phase III trial results.

     We believe that any clinical trial to test patients with advanced kidney cancer designed to test the efficacy of BAY 43-9006, whether Phase II or Phase III, will involve a large number of patients to achieve statistical significance and will be expensive. We may conduct a lengthy and expensive clinical trial of BAY 43-9006 only to learn that this drug candidate is not an effective treatment. Historically, many companies have failed to demonstrate the effectiveness of pharmaceutical product candidates in Phase III clinical trials notwithstanding favorable results in Phase I or Phase II clinical trials. In addition, we may observe previously unforeseen adverse side effects.

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

     Under our agreement with Bayer, we have the opportunity to fund 50 percent of clinical development costs worldwide except in Japan, where Bayer will fund 100 percent of development costs and pay us a royalty on sales. We are currently funding 50 percent of development costs for BAY 43-9006, and depend on Bayer to fund the balance of these costs. Our collaboration agreement with Bayer does not, however, create an obligation for either us or Bayer to fund the development of BAY 43-9006, or any other product candidate. If a party declines to fund development or ceases to fund development of a product candidate under the collaboration agreement, then that party will be entitled to receive a royalty on any product which is ultimately commercialized, but not to share in profits. Bayer could, upon 60 days notice, elect at any time to terminate its cofunding of the development of BAY 43-9006. If Bayer terminates its cofunding of BAY 43-9006 development, we may be unable to fund the development costs on our own and may be unable to find a new collaborator.

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

ONYX PHARMACEUTICALS, INC.

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

ONYX PHARMACEUTICALS, INC.

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

     As a part of BAY 43-9006’s dual mechanism of action, it is designed to act as a RAF inhibitor, blocking inappropriate growth signals in tumor cells by inhibiting RAF kinase, an enzyme involved in cancer cell growth. BAY 43-9006 is the first small molecule RAF inhibitor to reach the stage of clinical testing, and there is currently no direct evidence that the inhibition of RAF is an effective treatment for cancer in humans. BAY 43-9006 also inhibits VEGF and PDGF receptors, two key receptors involved in angiogenesis. In addition, the inhibition of RAF kinase has also been shown to have anti-

ONYX PHARMACEUTICALS, INC.

angiogenic effects. BAY 43-9006 has been shown to inhibit angiogenesis and tumor growth in preclinical models. However, preclinical models to study anticancer activity of compounds are not necessarily predictive of sufficient clinical efficacy of these compounds in the treatment of human cancer to warrant a full commercial development program. BAY 43-9006 has also been tested in Phase I and Phase II human clinical trials, but the number of patients in these trials, and the design of the trials, did not lead to data that could be used as a pivotal trial for regulatory purposes. RAF inhibition, a method of action of BAY 43-9006, may ultimately fail as an effective treatment of cancer in humans, or BAY 43-9006 may not inhibit RAF sufficiently to be effective. If RAF inhibition is not an effective treatment of cancer in humans, BAY 43-9006 may have no commercial value as a drug candidate, which could seriously harm our business.

     We have a history of losses, and we expect to continue to incur losses.

     Our net loss for the year ended December 31, 2001 was $27.6 million, for the year ended December 31, 2002 was $45.8 million, and for the year ended December 31, 2003 was $45.0 million. Our net loss for the nine months ended September 30, 2004 was $32.6 million. As of September 30, 2004, we had an accumulated deficit of approximately $236.4 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs. We derived no revenues from product sales or royalties. We expect to incur significant and increasing operating losses over the next several years as we expand our clinical trial activities. We expect our operating losses to increase with our cofunding of ongoing BAY 43-9006 clinical trial costs under our collaboration agreement with Bayer.

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

     We have the right to copromote BAY 43-9006 in the United States, but we do not have significant marketing or sales experience or capabilities.

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

ONYX PHARMACEUTICALS, INC.

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

     We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market product candidates that will compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials, and others are approved. Competitors that target the same tumor types as our BAY 43-9006 program and that have commercial products or product candidates in clinical development include Pfizer, Novartis, AstraZeneca PLC, OSI Pharmaceuticals, Inc., Genentech, Inc., and Abgenix, Inc., among others. Novartis, Pfizer and others have in clinical development for advanced kidney cancer small molecules targeting VEGF receptor tyrosine kinases and other enzymes. In addition, potential competition may come from agents that target Epidermal Growth Factor, or EGF, receptors and Vascular Endothelial Growth Factor, or VEGF, receptors. These agents include antibodies and small molecules. In particular, OSI Pharmaceuticals with Tarceva TM and AstraZeneca with IRESSA TM are developing small

ONYX PHARMACEUTICALS, INC.

molecule inhibitors of the EGF receptor tyrosine kinase. IRESSA ™ has been approved in the United States. Companies working on developing antibody approaches include ImClone Systems, Inc. with Erbitux and Abgenix with antibodies targeting EGF receptors. Erbitux has been approved in the United States. Genentech has Avastin TM, an antibody targeting VEGF, which is now approved. We believe several companies have small molecule compounds in clinical development that target MEK, an enzyme that is also involved in the RAS signaling pathway. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for or be used in combination with BAY 43-9006. We believe that other companies have inhibitors of kinases in preclinical or clinical development that could be potential competitors.

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

     We expect to rely on Bayer to manage communications with regulatory agencies, including filing new drug applications and generally directing the regulatory approval process for BAY 43-9006. We and Bayer may not obtain necessary approvals from the FDA or other regulatory authorities. If we fail to obtain required governmental approvals, we will experience delays in or be precluded from marketing BAY 43-9006. If we have disagreements as to ownership of clinical trial results or regulatory approvals, and the FDA refuses to recognize us as holding, or having access to, the

ONYX PHARMACEUTICALS, INC.

regulatory approvals necessary to commercialize our product candidates, we may experience delays in or be precluded from marketing products.

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

     In the case of BAY 43-9006, the global patent applications related to this product candidate are held by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. At present, it is anticipated that, if issued, the last to expire of the United States patents related to BAY 43-9006 will expire in 2022, subject to possible patent-term extension, the entitlement to which and the term of which cannot presently be calculated. Patent applications for BAY 43-9006 are also pending throughout the world. As of September 30, 2004, we owned or had licensed rights to 53 United States patents and 36 United States patent applications and, generally, foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.

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

ONYX PHARMACEUTICALS, INC.

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

ONYX PHARMACEUTICALS, INC.

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

     Our stock price is volatile.

     The market price of our common stock has been volatile and is likely to continue to be volatile. For example, during the period beginning January 1, 2001 and ending September 30, 2004, the closing sales price for one share of our common stock reached a high of $58.75 and a low of $3.50. Factors affecting our stock price include:

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

ONYX PHARMACEUTICALS, INC.

     We are at risk of securities class action litigation due to our expected stock price volatility.

     In the past, stockholders have often brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us, because biotechnology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. Following our recent announcement in October 2004 of Phase II clinical trial data in patients with advanced kidney cancer, our stock price declined significantly. Our closing stock price on the last trading day before the announcement was $40.81, and our closing stock price on the day of the announcement was $27.34. We may in the future be the target of securities class action litigation. Securities litigation could result in substantial costs, could divert management’s attention and resources, and could seriously harm our business, financial condition and results of operations.

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

ONYX PHARMACEUTICALS, INC.

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

     Failure to complete our assessment of the effectiveness of our internal control over financial reporting may subject us to regulatory sanctions and could result in a loss of public confidence, which could harm our operating results and our stock price.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our year ending December 31, 2004, we will be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of 2004. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004. If we fail to timely complete our assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, and investment grade government and non-government debt securities. Through our money manager, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of September 30, 2004 rates, the fair value of our portfolio would decline by approximately $781,000.

     The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities:

	September 30, 2004			December 31, 2003
	Maturity	Fair Value ($ in millions)	Average Interest Rate	Maturity	Fair Value ($ in millions)	Average Interest Rate
Cash equivalents, fixed rate	0-1 month	$70.9	1.53%	0-3 months	$55.2	1.04%
Marketable securities, fixed rate	0-18 months	$159.2	1.90%	0-19 months	$50.1	1.49%

     We did not hold any derivative instruments as of September 30, 2004, and we have not held derivative instruments in the past. However, our investment policy does allow us to use derivative financial instruments for the purposes of hedging foreign currency denominated obligations. Our cash flows are denominated in U.S. dollars.

Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures: The Company’s principal executive and financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive and financial officer concluded that the Company’s disclosure controls and procedures were sufficiently effective as of September 30, 2004 to ensure that information required to be disclosed by the Company in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

     Changes in internal controls over financial reporting: There were no significant changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     Limitation on the effectiveness of controls: A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

\

ONYX PHARMACEUTICALS, INC.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

            Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 19, 2004, we issued an aggregate 28,129 shares of our common stock to Quogue Capital, LLC pursuant to the cashless exercise of a warrant dated May 7, 2002 . The warrant was exercisable for a total of 37,037 shares of common stock and had an exercise price of $9.59 per share. In connection with the cashless exercise, the number of shares issuable under the warrant was reduced by 8,908 shares based on the operation of the cashless exercise provisions in the warrant. The issuance of the shares under this warrant was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) as a transaction not involving any public offering.

Item 3. Defaults Upon Senior Securities

            Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

            Not applicable.

Item 5. Other Information

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has approved our recurring engagements of Ernst & Young LLP for the following non-audit services: (1) preparation of tax returns, and tax advice in preparing for and in connection with the filings; (2) all work required to be performed by Ernst & Young LLP in connection with preparing and giving consents required to be given in connection with our filings with the Securities and Exchange Commission; (3) all work required to be performed by Ernst & Young LLP in connection with preparing and giving consents required to be given in connection with our planned filing with the Securities and Exchange Commission of a Form S-8 to register 600,000 shares of the Company’s common stock pursuant to the amendment to the Company’s 1996 Equity Incentive Plan approved at the Company’s annual meeting of stockholders; and (4) advice in preparing for the internal control documentation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits

     a)   Exhibits

3.1	Restated Certification of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (1)

3.3	Certificate of Amendment to Amended and Restated Certification of Incorporation. (2)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Stock Certificate. (1)

10.43	Sublease between the Company and Siebel Systems, Inc. dated August 5, 2004.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

ONYX PHARMACEUTICALS, INC.

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (3)

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

ONYX PHARMACEUTICALS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.

Date: November 8, 2004	By:	/s/ Hollings C. Renton
Hollings C. Renton
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive and Financial Officer)

Date: November 8, 2004	By:	/s/ Marilyn E. Wortzman Marilyn E. Wortzman
Vice President, Finance and Administration
(Principal Accounting Officer)

ONYX PHARMACEUTICALS, INC.

EXHIBIT INDEX

3.1	Restated Certification of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (1)

3.3	Certificate of Amendment to Amended and Restated Certification of Incorporation. (2)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Stock Certificate. (1)

10.43	Sublease between the Company and Siebel Systems, Inc. dated August 5, 2004.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (3)

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.