Form 10-K
period 2004-12-31
ONYX PHARMACEUTICALS INC
filed 2005-03-16
CIK 1012140

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 0-28298

Onyx Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3154463
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2100 Powell Street

Emeryville, California 94608
(510) 597-6500
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

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the last trade price of the common stock reported on the Nasdaq National Market on June 30, 2004 was approximately $1,024,551,154.*

      The number of shares of common stock outstanding as of March 8, 2005 was 35,275,388.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Onyx’s Definitive Proxy Statement filed with the Commission pursuant to Regulation 14A in connection with the 2005 Annual Meeting are incorporated herein by reference into Part III of this report.

*	Excludes 10,690,616 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by such persons was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

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

Overview

      We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. With our collaborators, we are developing small molecule, orally available drugs with the goal of changing the way cancer is treated.TM A common feature of cancer cells is the excessive activation of signaling pathways that cause abnormal cell proliferation. In addition, tumors require oxygen and nutrients from newly formed blood vessels to support their growth. The formation of these new blood vessels is a process called angiogenesis. We are applying our expertise to develop oral anticancer therapies designed to prevent cancer cell proliferation and angiogenesis by inhibiting proteins that signal or support tumor growth. By exploiting the genetic differences between cancer cells and normal cells, we aim to create novel anticancer agents that minimize damage to healthy tissue.

      Our lead drug candidate, sorafenib (formerly known as BAY 43-9006), is currently in Phase III clinical development with our collaborator, Bayer Pharmaceuticals Corporation. Sorafenib is a novel, orally available signal transduction inhibitor and is one of a new class of anticancer treatments that target growth signaling in cancer. Signal transduction inhibitors are designed to block the transmission of certain chemical signals implicated in cell division and other cellular processes. Sorafenib operates through dual mechanisms of action by inhibiting proliferation of cancer cells and inhibiting angiogenesis. Several drugs developed and owned by others, and approved by the U.S. Food and Drug Administration, or FDA, validate this treatment approach. However, sorafenib is the first small molecule agent to enter clinical trials directed against the enzyme RAF kinase to inhibit tumor cell proliferation. In addition, sorafenib inhibits VEGFR-2 and PDGFR-ß, two key proteins involved in angiogenesis, as well as other proteins that may be implicated in cancer.

      We and Bayer are developing and will market sorafenib under our collaboration agreement. Together with Bayer, we are conducting multiple clinical trials of sorafenib. To date, we have treated approximately 2,000 patients. In October 2003, we announced the initiation of a pivotal Phase III clinical trial after reaching written agreement via a Special Protocol Assessment, or SPA, with the FDA, in patients with advanced renal cell carcinoma, also known as kidney cancer. In October 2004, we and Bayer announced that we intend to pursue registration of sorafenib based on pending results from this Phase III trial and that the data from our Phase II randomized discontinuation trial, completed in October 2004, will be used to support the Phase III trial results. At the same time, we also announced that, subject to positive trial results and FDA approval, we anticipate a U.S. product launch for sorafenib in 2006 if the Phase III analysis of disease progression is positive, and we are able to file for FDA approval based on these results. We and Bayer have also announced that we plan to initiate Phase III clinical trials in two additional tumor types — malignant melanoma and hepatocellular, or liver, cancer in 2005. Subsequently, in March 2005, the two companies began the liver cancer study.

      We and Bayer are sponsoring multiple Phase II clinical trials of sorafenib for the treatment of breast, non-small cell lung and other cancers, as well as ten Phase Ib trials evaluating its use in combination with other anticancer agents. Two single-agent Phase II trials of sorafenib in patients with kidney cancer and in patients with liver cancer were completed in 2004. To date, we and Bayer have also reported results from eight studies combining sorafenib with a range of chemotherapeutic agents. There are also multiple studies underway being conducted by the Cancer Therapy Evaluation Program, or CTEP, of the National Cancer Institute, or NCI.

      In a previous collaboration with Warner-Lambert Company, now a subsidiary of Pfizer Inc, we identified a number of lead compounds that modulate the activity of key enzymes that regulate the process whereby a single cell replicates itself and divides into two identical new cells, a process known as the cell cycle. Mutations in genes that regulate the cell cycle are present in a majority of human cancers. Warner-Lambert is currently advancing a lead candidate from that collaboration, PD 332991, a small molecule cell cycle inhibitor targeting a cyclin-dependent kinase, or CDK. In September 2004, we announced that Pfizer initiated Phase I clinical testing of this CDK4 inhibitor.

Our Product Candidates

      The trials of our product candidates, sponsored by either Onyx or our collaborators, are listed below. In addition as mentioned above, we have a number of studies underway under the sponsorship of the CTEP of the NCI.

Current
Product/Program	Technology	Indication	Status

Sorafenib	Small Molecule Inhibitor of	Single-agent trial for Kidney cancer	Phase III
tumor cell proliferation and
angiogenesis, targeting RAF
kinase, VEGFR-2 and PDGFR-ß
		Single-agent trial for Liver cancer	Phase III
		Single-agent trials for Kidney and	Phase II
		Liver cancer.	complete
		Single-agent trials for	Phase II
Breast, Non-small Cell Lung and
other cancers
		Combination trials with	Phase Ib
		standard chemotherapies for	Extension
Melanoma, Colorectal, Non-small
Cell Lung, and other cancers
		Additional combination	Phase Ib
trials with other anticancer agents
PD 332991	Small Molecule Inhibitor of Cyclin-Dependent Kinase 4	Multiple cancer types	Phase I

Sorafenib

      Sorafenib operates through dual mechanisms of action by inhibiting proliferation of cancer cells and inhibiting angiogenesis.

      The RAS gene and its related biochemical pathway, the RAS signaling pathway, play a key role in cell proliferation. In normal cell proliferation, when the RAS signaling pathway is activated, or turned “on,” it sends a signal telling the cell to grow and divide. When a gene in the RAS signaling pathway is mutated, the signal may not turn “off” as it should, causing the cell to continuously reproduce itself. The RAS signaling pathway plays an integral role in the growth of some tumor types, and we believe that inhibiting this pathway could have an effect on tumor growth.

      RAF kinase is an enzyme in the pathway that RAS activates to signal cell growth. Other kinases in this part of the growth signaling pathway include MEK and ERK. The RAS pathway is believed to be abnormally activated in many human cancers by various mechanisms. In approximately 20 percent of human cancers, a RAS gene is activated by mutation. One form of the enzyme RAF, BRAF, is activated by mutations in two thirds of melanomas and is also involved in several other cancers. Sorafenib is an orally active agent designed to block inappropriate growth signaling in cancer by inhibiting RAF kinase.

      Sorafenib also inhibits angiogenesis. VEGFR-2 and PDGFR-ß are key receptors of Vascular Endothelial Growth Factor, or VEGF, and Platelet-Derived Growth Factor, or PDGF, both of which play a role in angiogenesis. Sorafenib inhibits the signaling activities of these receptors. In addition, the inhibition of RAF kinase has also been shown to have antiangiogenic effects. Sorafenib also inhibits other kinases involved in cancer, such as c-KIT + FLT-3.

Clinical Trials

      Under our collaboration agreement with Bayer, we are conducting multiple clinical trials of sorafenib. In addition, we and Bayer are jointly developing and intend to commercialize sorafenib outside of Japan. In Japan, Bayer is responsible for funding and conducting all product development activities and will pay us a royalty on any sales.

      Phase III in Kidney Cancer. In October 2003, we and Bayer announced the initiation of an international, placebo-controlled, multicenter Phase III clinical trial to further evaluate the safety and efficacy of sorafenib in the treatment of advanced renal cell carcinoma, also referred to as RCC, or kidney cancer. The objective of the randomized study is to establish the activity of sorafenib in kidney cancer in a large Phase III clinical trial with difference in overall survival as the primary endpoint. The study also will assess disease progression, overall response rate, safety, quality of life, and the pharmacokinetics of sorafenib, or how concentrations of sorafenib in the body change over time. Before the trial is complete, an analysis of disease progression will be conducted by an independent data monitoring committee to see if an accelerated filing on this surrogate endpoint is feasible. More than 800 people will participate in the Phase III study at sites worldwide. To be eligible for the study, individuals with unresectable and/or metastatic disease must have failed a previous systemic therapy. We and Bayer also reported in October 2003 that the FDA had completed and agreed upon an SPA for the pivotal Phase III trial. An SPA is a written agreement with the FDA on the design and size of clinical trials intended to form the basis of a New Drug Application, or NDA. We initiated our Phase III clinical trial based on interim investigator-reported data from our Phase II randomized discontinuation trial, which was completed in October 2004. In March 2005, enrollment in the Phase III renal trial was concluded.

      In April 2004, we and Bayer announced that sorafenib had been granted Fast Track status for advanced kidney cancer by the FDA. The Fast Track program is designed to expedite the review of drug compounds for the treatment of patients with serious or life-threatening diseases where there is an unmet medical need for new therapeutic approaches. Having a Fast Track designation allows a company to file an NDA on a rolling basis as data becomes available. This permits the FDA to review the filing as it is received, rather than waiting for the entire document prior to commencing the review process.

      Subsequently, we and Bayer announced that sorafenib had been granted orphan drug status for the treatment of renal cell carcinoma, by the Committee for Orphan Medicinal Products, or COMP, of the European Medicines Agency, or EMEA, in August 2004, and in October 2004, by the FDA. Orphan Drug designation provides incentives to companies that develop drugs for diseases affecting small numbers of patients.

      Phase II in Multiple Tumor Types. We and Bayer initiated two single-agent Phase II clinical trials of sorafenib in the third quarter of 2002. Since our preclinical data demonstrated that sorafenib works primarily by preventing tumor growth rather than tumor shrinkage, a randomized discontinuation study was performed to test whether sorafenib could cause disease stabilization in human cancer. The study included patients with advanced solid tumors of multiple types, including kidney, melanoma, colorectal and other cancers, such as pancreatic, ovarian, sarcoma and thyroid. Final summary trial results for participants with advanced kidney cancer were announced in October 2004. Additional data from this study will be reported at future scientific meetings.

      Analysis of the Phase II randomized discontinuation trial of sorafenib administered as a single agent showed activity in patients with advanced kidney cancer. Of the 502 patients enrolled in the study, 202 had kidney cancer. As assessed by investigators, approximately 70 percent or 144 of the 202 study participants with kidney cancer had either tumor shrinkage of at least 25 percent (79 patients) or disease stabilization (65 patients) after 12 weeks of treatment with sorafenib. After this initial 12-week period, those 79 patients who had at least 25 percent tumor shrinkage remained on sorafenib, while those 65 participants determined to have stable disease were randomized to receive, in a blinded fashion, either placebo or sorafenib. After a second 12-week treatment period, the blind was broken on the randomized group of 65 patients. The study achieved its primary endpoint, as there was a statistically significantly higher percentage of participants whose disease did not progress in the sorafenib group as compared to those who were randomly assigned to receive placebo. This finding suggests that tumor stabilization was due to sorafenib treatment. In addition, all 202 kidney cancer patients were assessed for time-to-tumor progression, which was shown to be approximately five months for the entire group, including the placebo patients. Time-to-disease progression of approximately two to three months has been reported for control groups in other studies with similar patient populations. As noted previously, a delay in disease progression for those advanced renal cancer patients receiving sorafenib will be the basis for one of the formal analyses in our ongoing Phase III study.

      Almost all the patients with kidney cancer in the Phase II trial had failed at least one prior systemic treatment and had progressive disease on study entry. The most commonly reported drug-related adverse events in the kidney cancer population included skin reactions such as hand-foot syndrome and rash, diarrhea, fatigue, weight loss and hypertension, which were shown to be manageable and reversible.

      A second Phase II clinical trial included only patients with liver cancer. This trial is now completed and, in September 2004, the data were presented at the 16th American Association for Cancer Research-National Cancer Institute-European Organization for Research and Treatment of Cancer, or AACR-NCI-EORTC, meeting in Geneva, Switzerland. Of 137 patients enrolled in the study, investigators reported seven patients with partial responses (tumor shrinkage of 50 percent or greater), five with minor responses (tumor shrinkage of 25 to 50 percent) and 59 with stable disease for at least four months as their best response. Median overall survival for all patients was 9.2 months and median time-to-tumor progression was 4.2 months. In the study, safety data generated showed that sorafenib was well tolerated, and side effects were predictable and manageable. The most common grade 3/4 drug-related toxicities, all less than ten percent, were fatigue, diarrhea and hand-foot skin reaction.

      Bayer and Onyx began a single-agent Phase III study in patients with advanced liver cancer in March 2005. In addition, the two companies plan to conduct a Phase II trial evaluating sorafenib in this disease in combination with doxorubicin, a chemotherapy agent sometimes used to treat liver cancer.

      Phase Ib in Combination with Chemotherapies in Multiple Tumor Types. Together with Bayer, we are conducting multiple Phase Ib clinical trials evaluating sorafenib in combination with a range of standard chemotherapies. To date, we have reported results from eight of these trials, specifically for the use of sorafenib in combination with paclitaxel/carboplatin, gemcitabine, oxaliplatin, doxorubicin, irinotecan, 5- FU/leucovorin, capecitabine and taxotere. Additional combination trials are planned and decisions about future randomized Phase II trials are pending.

      Data from one of these Phase Ib combination trials, evaluating sorafenib administered in combination with paclitaxel and carboplatin to melanoma patients, were updated in September 2004. At that time, the investigator reported on the first 54 melanoma patients enrolled in the trial. Of these patients, 31 had received prior treatment and 37 had advanced metastatic disease, meaning that their cancer had spread to their internal organs, such as the liver, bladder or intestines. Partial responses were observed in 20 patients and disease stabilization was reported in 26 patients. Partial responses in this trial were measured by the investigator using Response Evaluation Criteria in Solid Tumors, or RECIST criteria, and are defined as tumor shrinkages of 30 percent or greater as measured as the sum of the longest tumor diameters. At the time of the report, ten of the partial responses were ongoing, with responding patients’ time on drug ranging from six to 22 months. Sorafenib was well tolerated when combined with full dose paclitaxel and carboplatin. In addition to side effects normally expected with paclitaxel and carboplatin, toxicities believed to be attributable to sorafenib, including skin rash and hand-foot syndrome, resolved themselves when treatment was halted or sorafenib dosages were reduced. Additional melanoma patients have been enrolled in the study. As this investigator-initiated analysis was not reviewed by the sponsors, the results are subject to change until the database is finalized. Since only a limited number of studies have been conducted using paclitaxel and/or carboplatin in melanoma patients, and at doses and administration regimes different from ours, a randomized study is needed to assess the efficacy of the combination with sorafenib. Based on the Phase Ib results reported to date, Bayer and Onyx intend to begin a Phase III program in 2005 evaluating this combination in patients with metastatic melanoma.

      Phase I. We have reported on 182 patients with advanced cancers treated in Phase I clinical trials conducted in Germany, Belgium, Canada and the United States. We presented the data from these trials at several scientific meetings, including final data at the 2003 annual meeting of the American Society of Clinical Oncology, or ASCO.

      The objective of the Phase I studies was to test sorafenib for safety, pharmacokinetics and pharmacodynamics, which is how the compound acts on the body over a period of time when administered orally at various doses and schedules.

      Treated patients had advanced cancers including colorectal, liver, kidney, breast, lung, ovarian and other cancers. At the recommended Phase II dose of 400 mg twice daily, toxicities were generally mild to moderate, and included skin reactions, anorexia, fatigue and diarrhea. Patients enrolled in these trials achieved serum levels of sorafenib equivalent to the levels at which antitumor activity was seen in preclinical studies.

      In June 2003, we reported that in an analysis of 118 patients with advanced malignancies who received sorafenib in initial doses of 200 mg or more twice daily, 29 patients, or 25 percent, remained on sorafenib for more than six months, and nine of these patients remained in treatment for more than one year. In addition, we reported early signs of antitumor activity, including partial responses in one liver cancer patient and one kidney cancer patient. Most of the dose-limiting toxicities were seen at dose levels of 600 mg twice daily or greater and included diarrhea and skin toxicity, including hand-foot syndrome. Based on these results, we selected a dose of 400 mg twice daily to use in our Phase II clinical trials. After additional experience treating several hundred patients at this dose in the Phase II program, the same dose is now being used in the Phase III clinical trial.

Cell Cycle Program

      In collaboration with Warner-Lambert, we identified a number of lead compounds that modulate the activity of key enzymes that regulate the process whereby a single cell replicates itself and divides into two identical new cells, a process known as the cell cycle. Mutations in genes that regulate the cell cycle are present in a majority of human cancers. Our small molecule discovery collaboration with Warner-Lambert ended in August 2001. However, Warner-Lambert, now a subsidiary of Pfizer, is currently advancing a lead candidate from that collaboration, PD 332991, a small molecule cell cycle inhibitor targeting cyclin-dependent kinase 4. Pfizer entered Phase I clinical testing with this candidate in 2004.

Virus Platform

      Prior to June 2003, in addition to our small molecule program, we were developing therapeutic viruses that selectively replicate in cells with cancer-causing genetic mutations. In June 2003, we announced that we were discontinuing this program as part of a business realignment that placed an increased priority on the development of sorafenib. Effective January 2005, Onyx licensed exclusive rights to our p53-selective virus, ONYX-015, to Shanghai Sunway Biotech Co. Ltd. headquartered in Shanghai, People’s Republic of China.

Under this agreement, Shanghai Sunway is responsible for the research, development, manufacture and commercialization of ONYX-015 worldwide. Onyx received an upfront payment of $1 million and will receive additional milestone payments on achievement of clinical, regulatory and commercial events. The company will also receive royalties on net sales of ONYX-015.

Collaborations

Bayer

      Effective February 1994, we established a research and development collaboration agreement with Bayer to discover, develop and market compounds that inhibit the function, or modulate the activity, of the RAS signaling pathway to treat cancer and other diseases. Together with Bayer, we concluded collaborative research under this agreement in 1999, and based on this research, a product development candidate, sorafenib, was identified.

      Bayer paid all the costs of research and preclinical development of sorafenib until the Investigational New Drug application, or IND, was filed in May 2000. Under our agreement with Bayer, we are currently funding 50 percent of mutually agreed development costs worldwide, excluding Japan. Bayer is funding 100 percent of development costs in Japan and will pay us a royalty on any sales in Japan. We currently intend to copromote in the United States and, if we continue to cofund development and copromote in the United States, we will share equally in profits or losses, if any, in the United States. If we continue to cofund but do not copromote in the United States, Bayer would first receive a portion of the product revenues to repay Bayer for its commercialization infrastructure, before determining our share of profits and losses. As we do not have the right to copromote sorafenib outside the United States, Bayer would also receive this preferential distribution in all other parts of the world, except Japan where we would receive a royalty on any sales.

      Our agreement with Bayer calls for creditable milestone-based payments. These amounts are interest-free and will be repayable to Bayer from a portion of any of our future profits and royalties. We received $5.0 million in the third quarter of 2002 upon initiation of Phase II clinical studies and $15.0 million in the fourth quarter of 2003 based upon the initiation of a Phase III study. In addition, Bayer will advance Onyx $10.0 million when an NDA is filed and a further $10.0 million following the approval of sorafenib in any one of the following countries: the United States, France, Germany, Italy, Spain or the United Kingdom. At any time during product development, either company may terminate its participation in development costs, in which case the terminating party would retain rights to the product on a royalty-bearing basis. If we do not continue to bear 50 percent of product development costs, Bayer would retain exclusive, worldwide rights to this product candidate and would pay royalties to us based on net sales.

Warner-Lambert: Cell Cycle

      In May 1995, we entered into a research and development collaboration agreement with Warner-Lambert, now a subsidiary of Pfizer, to discover and commercialize small molecule drugs that restore control of, or otherwise intervene in, the misregulated cell cycle in tumor cells. Under this agreement, we developed screening tests, or assays, for jointly selected targets, and transferred these assays to Warner-Lambert for screening of their compound library to identify active compounds. The discovery research term under the agreement ended in August 2001. Warner-Lambert is responsible for subsequent medicinal chemistry and preclinical investigations on the active compounds. In addition, Warner-Lambert is obligated to conduct and fund all clinical development, make regulatory filings and manufacture for sale any approved collaboration compounds. We will receive milestone payments on clinical development and registration of any resulting products and would receive royalties on worldwide sales of the products. Warner-Lambert has identified a small molecule lead compound, PD 332991, an inhibitor of cyclin-dependent kinase 4, and began clinical testing with this drug candidate in 2004.

Research and Development

      The majority of our operating expenses to date have been related to research and development, or R&D. In 2004, R&D expenses consisted of costs associated with collaborative R&D as Onyx does not have internal research capabilities and has only a limited development staff. We anticipate that a majority of our operating expenses will continue to be related to R&D in 2005, specifically the clinical development of sorafenib.

Marketing and Sales

      We currently have no significant marketing, sales, or distribution capabilities, but we plan to build these capabilities in the United States. Since our first product candidate, sorafenib, is currently in the latter stages of product development, and because we have retained U.S. copromotion rights, Onyx has started creating a U.S.-based sales and marketing organization in preparation for the potential approval and launch of this compound.

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

      Under our collaboration agreement with Bayer, Bayer has the manufacturing responsibility to supply sorafenib for clinical trials and to support any commercial requirements. To date, Bayer has manufactured sufficient drug supply to support the current needs of clinical trials in progress. We believe that Bayer has the capability to meet all future drug supply needs and meet the FDA and other regulatory agency requirements for commercialization. However, Bayer may, for reasons beyond our control, become unable or unwilling to provide sufficient future drug supply or to meet these regulatory requirements. If this were to happen, we would be forced to incur additional expenses to pay for the manufacture of sorafenib or to develop our own manufacturing capabilities. Under our collaboration agreement with Warner-Lambert, Warner-Lambert is obligated to manufacture all small molecule drugs for clinical development and commercialization.

Patents and Proprietary Rights

      We believe that patent and trade secret protection is crucial to our business and that our future will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing the proprietary rights of others, both in the United States and other countries. The patent applications covering sorafenib are owned by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. At present, it is anticipated that, if issued, the United States patent related to sorafenib will expire in 2022, subject to possible patent-term extension, the entitlement to which and the term of which cannot be presently calculated. Patent applications for sorafenib are also pending throughout the world. As of December 31, 2004, we owned or had licensed rights to 51 United States patents and 34 United States patent applications, and generally, foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert or Bayer, or aspects of our now discontinued therapeutic virus program.

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

      Together with our licensors, we also rely on trade secrets to protect our combined technology especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants and collaborators. These parties may breach these agreements, and we may not have adequate remedies for any breach. Our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that we or our consultants or collaborators use intellectual property owned by others in their work for us, we may have disputes with them or other third parties as to the rights in related or resulting know-how and inventions.

Government Regulation

      Regulation by government authorities in the United States and other countries will be a significant factor in the manufacturing and marketing of any products that may be discovered or developed by us, or that may arise out of our research. We must obtain the requisite regulatory approvals by government agencies prior to commercialization of any product. We anticipate that any product candidate will be subject to rigorous preclinical and clinical testing and premarket approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, testing, labeling, storage, record-keeping, marketing and promotion of products and product candidates.

      The steps ordinarily required before a drug or biological product may be marketed in the United States include:

•	preclinical studies;

•	the submission to the FDA of an IND that must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate;

•	the submission of an NDA, to the FDA; and

•	FDA approval of the NDA, including inspection and approval of the product manufacturing facility.

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

      We would need to submit all data obtained from this comprehensive development program as an NDA to the FDA, and to the corresponding agencies in other countries for review and approval, before marketing product candidates. These regulations define not only the form and content of the development of safety and efficacy data regarding the proposed product, but also impose specific requirements regarding:

•	manufacture of the product;

•	testing;

•	quality assurance;

•	packaging;

•	storage;

•	documentation;

•	record-keeping;

•	labeling;

•	advertising; and

•	marketing procedures.

      The process of obtaining FDA approval can be costly, time consuming and subject to unanticipated delays. The FDA may refuse to approve an application if it believes that applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy of the product candidate. In some instances, regulatory approval may be granted with the condition that confirmatory Phase IV clinical trials are carried out. If these Phase IV clinical trials do not confirm the results of previous studies, regulatory approval for marketing may be withdrawn. Moreover, if regulatory approval of a product is granted, the approval will be limited to specific indications. Approvals of our proposed products, processes, or facilities may not be granted on a timely basis, if at all. Any failure to obtain, or delay in obtaining, such approvals would seriously harm our business, financial condition and results of operations. Facilities used to manufacture drugs are subject to periodic inspection by the FDA and other authorities where applicable, and must comply with the FDA’s current Good Manufacturing Practice, or cGMP, regulations. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval. Failure to comply with FDA and other applicable regulatory requirements may result in, among other things:

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

Competition

      We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market product candidates that will compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials, and others are approved. Competitors that target the same tumor types as our sorafenib program and that have commercial products or product candidates in clinical development, include Pfizer, Novartis, AstraZeneca PLC, OSI Pharmaceuticals, Inc., Genentech, Inc. and Abgenix, Inc., among others. Pfizer, Novartis and others have small molecule compounds targeting VEGF receptor tyrosine kinases and other enzymes in clinical development for advanced kidney cancer. In February 2005, Pfizer reported that its Phase III trial of the investigational agent SU11248 in patients with gastrointestinal stromal tumors, or GIST, who had grown resistant to the drug Gleevec, was stopped ahead of schedule because an independent monitoring committee found SU11248 to be safe and effective. At the same time, Pfizer announced that it will seek formal approval for the drug from federal regulators sometime this year. SU11248 is also being tested in other tumor types, including kidney cancer. In addition, potential competition may come from agents that target Epidermal Growth Factor, or EGF, receptors and Vascular Endothelial Growth Factor, or VEGF, receptors. These agents include antibodies and small molecules. We believe that several companies also have small molecule compounds in clinical and preclinical development that target MEK, an enzyme that is also involved in the RAS signaling pathway. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for or be used in combination with sorafenib. We believe that other companies also have kinase inhibitors in preclinical and clinical development that could be potential competitors.

Partial List of Potentially Competing Agents

Product	Company	Target	Status

SU11248	Pfizer	Multiple kinases	Clinical testing
PTK787	Novartis	Multiple kinases	Clinical testing
CCI 779	Wyeth	mTOR inhibitor	Clinical testing
AG-13736	Pfizer	Multiple kinases	Clinical testing
ABX-EGF	Abgenix	EGF	Clinical testing
Avastin	Genentech	VEGF	Marketed
Erbitux	Imclone	EGF	Marketed
Iressa	AstraZeneca	EGF	Marketed
Tarceva	OSI	EGF	Marketed

      We compete with alternative therapies based on a variety of factors, including:

•	product efficacy and safety;

•	availability of patients for clinical trials;

•	the timing and scope of regulatory approvals;

•	availability of supply;

•	marketing and sales capability;

•	reimbursement coverage;

•	price; and

•	patent position.

Employees

      As of December 31, 2004, we had 30 full-time employees of whom five hold Ph.D. or M.D. degrees. Of our employees, seven are in research and development, four are in sales and marketing and 19 are in corporate development, finance and administration. No employee of ours is represented by a labor union.

Available Information

      We were incorporated in California in February 1992 and reincorporated in Delaware in May 1996.

      We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We maintain a site on the worldwide web at www.onyx-pharm.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge on or through our website our SEC filings, including our annual report on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this Annual Report on Form 10-K is located at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

      In 2003, we adopted a code of ethics that applies to our principal officers, directors and employees. We have posted the text of our code of ethics on our website at www.onyx-pharm.com in connection with “Investors” materials. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

Item 2.	Properties

      We occupy 23,000 square feet of office space in our primary facility in Emeryville, California, which we began occupying in December 2004. The lease expires in February 2010 with an option to extend the lease for an additional three years. Previously we occupied approximately 50,000 square feet of office and laboratory space in Richmond, California. The lease for that facility expires in April 2005.

      We also lease an additional 9,000 square feet of space in a secondary facility in Richmond, California. The lease for this facility expires in September 2010 with renewal options at the end of the lease for two subsequent five-year terms. We are currently subleasing this facility. Please refer to Note 6 of the accompanying financial statements for further information regarding our lease obligations.

Item 3.	Legal Proceedings

      We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Securities Holders

      No matters were submitted to a vote of the Company’s stockholders during the quarter ended December 31, 2004.

ADDITIONAL BUSINESS RISKS

      In addition to the risks discussed in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

Sorafenib (formerly known as BAY 43-9006) is our only product candidate currently in Phase II and Phase III clinical development, and our ability to discover and promote additional candidates to clinical development is constrained. If sorafenib is not successfully commercialized, we may be unable to identify and promote alternative product candidates and our business would fail.

      Sorafenib is our only product candidate in Phase II and Phase III clinical development. In June 2003, following an unsuccessful search for new collaboration partners for our therapeutic virus product candidates, including ONYX-015 and ONYX-411, we announced that we were discontinuing the development of all therapeutic virus product candidates, eliminating all employee positions related to these candidates and terminating all related research and manufacturing capabilities. As a result, we do not have internal research and preclinical development capabilities. Our remaining scientific and administrative employees are dedicated to managing our relationship with Bayer, and the development of sorafenib, but are not actively discovering or developing new product candidates. As a result of the termination of our therapeutic virus program and drug discovery programs, we do not have a clinical development pipeline beyond sorafenib. If sorafenib is not successful in clinical trials, does not receive marketing approval or is not successfully commercialized, we may be unable to identify and promote alternative product candidates to clinical development, which would cause our business to fail.

If our clinical trials fail to demonstrate the safety and effectiveness of sorafenib, we will be unable to commercialize sorafenib, and our business may fail.

      In collaboration with Bayer, we are conducting multiple clinical trials of sorafenib. We have completed Phase I single-agent clinical trials of sorafenib. We are currently conducting a number of Phase Ib clinical trials of sorafenib in combination with standard chemotherapeutic agents. Phase I trials are not designed to test the efficacy of a drug candidate but rather to test safety; to study pharmacokinetics, or how drug concentrations in the body change over time; to study pharmacodynamics, or how the drug candidate acts on the body over a period of time; and to understand the drug candidate’s side effects at various doses and schedules.

      With Bayer, we have completed Phase II clinical trials of sorafenib in kidney and liver cancer and are currently conducting Phase II clinical trials in breast, non-small cell lung and other cancers. Phase II trials are designed to explore the efficacy of a product candidate in several different types of cancers and are normally randomized and double-blinded to ensure that the results are due to the effects of the drug. We and Bayer have initiated a Phase III clinical trial to treat patients with advanced kidney cancer without conventional randomized Phase II clinical trial data. In October 2004, we and Bayer announced that we will pursue registration utilizing results from this Phase III trial if the Phase III analysis of disease progression is positive and suitable for accelerated filing and FDA approval. If this happens, we would anticipate a United States launch as early as 2006. However, we may not be able to make an accelerated filing, or if we do make an accelerated filing, but do not receive FDA approval, we will not be able to forecast the timing of a commercial launch.

      We believe that any clinical trial designed to test the efficacy of sorafenib, whether Phase II or Phase III, will involve a large number of patients to achieve statistical significance and will be expensive. We may conduct a lengthy and expensive clinical trial of sorafenib only to learn that this drug candidate is not an effective treatment. Historically, many companies have failed to demonstrate the effectiveness of pharmaceutical product candidates in Phase III clinical trials notwithstanding favorable results in Phase I or Phase II clinical trials. In addition, we may observe previously unforeseen adverse side effects.

      If efficacy of sorafenib is not demonstrated, or if previously unforeseen and unacceptable side effects are observed, we may not proceed with further clinical trials of sorafenib. If we do not proceed with additional clinical trials of sorafenib, we cannot seek regulatory approval of sorafenib with the FDA, which may cause our business to fail.

      In our clinical trials, we treat patients who have failed conventional treatments and who are in advanced stages of cancer. During the course of treatment, these patients may die or suffer adverse medical effects for reasons unrelated to sorafenib. These adverse effects may impact the interpretation of clinical trial results, which could lead to an erroneous conclusion regarding the toxicity or efficacy of sorafenib.

We are dependent upon our collaborative relationship with Bayer to develop, manufacture and commercialize sorafenib and to obtain regulatory approval. There may be circumstances that delay or prevent the development and commercialization of sorafenib.

      Our strategy for developing, manufacturing and commercializing sorafenib and obtaining regulatory approval depends in large part upon our relationship with Bayer. If we are unable to maintain our collaborative relationship with Bayer, we would need to undertake development, manufacturing and marketing activities at our own expense, which would significantly increase our capital requirements and limit the indications we are able to pursue and could prevent us from commercializing sorafenib.

      Under the terms of the collaboration agreement, we and Bayer are conducting multiple clinical trials of sorafenib. We and Bayer must agree on the development plan for sorafenib. If we and Bayer cannot agree, clinical trial progress could be significantly delayed or halted.

      Under our agreement with Bayer, we have the opportunity to fund 50 percent of clinical development costs worldwide except in Japan, where Bayer will fund 100 percent of development costs and pay us a royalty on net sales. We are currently funding 50 percent of development costs for sorafenib, and depend on Bayer to fund the balance of these costs. Our collaboration agreement with Bayer does not, however, create an obligation for either us or Bayer to fund the development of sorafenib, or any other product candidate. If a party declines to fund development or ceases to fund development of a product candidate under the collaboration agreement, then that party will be entitled to receive a royalty on any product that is ultimately commercialized, but not to share in profits. Bayer could, upon 60 days notice, elect at any time to terminate its cofunding of the development of sorafenib. If Bayer terminates its cofunding of sorafenib development, we may be unable to fund the development costs on our own and may be unable to find a new collaborator.

      Bayer has been the sponsor for all regulatory filings with the FDA. As a result, we have been dependent on Bayer’s experience in filing and pursuing applications necessary to gain regulatory approvals. Bayer has limited experience in developing drugs for the treatment of cancer.

      Our collaboration agreement with Bayer calls for Bayer to advance us creditable milestone-based payments. To date, Bayer has advanced us $20 million for achievement of specific milestones. Any funds advanced under the agreement are repayable out of a portion of our future profits and royalties, if any, from any of our products.

      Our collaboration agreement with Bayer terminates when patents expire that were issued in connection with product candidates discovered under that agreement, or upon the time when neither we nor Bayer are entitled to profit sharing under that agreement, whichever is later. Bayer holds the global patent applications related to sorafenib. At present, it is anticipated that, if issued, the United States patent related to sorafenib will expire in 2022, subject to possible patent-term extension, the entitlement to which and the term of which cannot presently be calculated.

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

      Due to these factors and other possible disagreements with Bayer, we may be delayed or prevented from developing or commercializing sorafenib, or we may become involved in litigation or arbitration, which would be time consuming and expensive.

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

      Our collaboration agreement with Bayer provides that, if Onyx is acquired by another entity by reason of merger, consolidation or sale of all or substantially all of our assets, and Bayer does not consent to the transaction, then for 60 days following the transaction, Bayer may elect to terminate Onyx’s codevelopment and copromotion rights under the collaboration agreement. If Bayer were to exercise this right, Bayer would gain exclusive development and marketing rights to the product candidates being developed under the collaboration agreement, including sorafenib. If this happened, Onyx, or the successor to Onyx, would receive a royalty based on any sales of sorafenib and other collaboration products, rather than a share of any profits. In this case, Onyx or its successor would be permitted to continue cofunding development, and the royalty rate would be adjusted to reflect this continued risk-sharing by Onyx or its successor. These provisions of our collaboration agreement with Bayer may have the effect of delaying or preventing a change in control, or a sale of all or substantially all of our assets, or may reduce the number of companies interested in acquiring Onyx.

Our clinical trials could take longer to complete than we project or may not be completed at all.

      Although for planning purposes we project the commencement, continuation and completion of clinical trials for sorafenib, the actual timing of these events may be subject to significant delays relating to various causes, including actions by Bayer, scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, and shortages of available drug supply. We may not complete clinical trials involving sorafenib as projected or at all.

      We rely on Bayer, academic institutions or clinical research organizations to conduct, supervise or monitor clinical trials involving sorafenib. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own.

      In addition, we expect to directly supervise and monitor certain planned Phase II and Phase III clinical trials of sorafenib for the treatment of malignant melanoma. Onyx has not conducted a clinical trial that has led to an NDA filing. Consequently, we may not have the necessary capabilities to successfully execute and complete these planned clinical trials in a way that leads to approval of sorafenib for the target indication. Failure to commence or complete, or delays in, any of our planned clinical trials would prevent us from commercializing sorafenib, and thus seriously harm our business.

We will need substantial additional funds, and our future access to capital is uncertain.

      We will require substantial additional funds to conduct the costly and time-consuming clinical trials necessary to develop sorafenib, pursue regulatory approval and commercialize this product candidate. Our future capital requirements will depend upon a number of factors, including:

•	the size and complexity of our sorafenib program;

•	decisions made by Bayer and Onyx to alter the size, scope and schedule of clinical development;

•	our receipt of milestone-based payments;

•	the ability to manufacture sufficient drug supply to complete clinical trials;

•	progress with clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the cost involved in enforcing patent claims against third parties and defending claims by third parties (both of which are shared with Bayer);

•	the costs associated with acquisitions or licenses or additional products;

•	competing technological and market developments; and

•	product commercialization activities.

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

      We believe that our existing capital resources and interest thereon will be sufficient to fund our current development plans through mid-2007. However, if we change our development plans, we may need additional funds sooner than we expect. In addition, we anticipate that our codevelopment costs for the sorafenib program will increase over the next several years as the Phase III clinical trial program advances, and new trials are initiated. While these costs are unknown at the current time, we expect that we will need to raise substantial additional capital to continue the cofunding of the sorafenib program in future periods. We may have to curtail our funding of sorafenib if we cannot raise sufficient capital. If we do not cofund development of sorafenib, we will receive a royalty on future sales of any product that is ultimately commercialized, instead of a share of profits.

We have a history of losses, and we expect to continue to incur losses.

      Our net loss for the year ended December 31, 2002 was $45.8 million, for the year ended December 31, 2003 was $45.0 million, and for the year ended December 31, 2004 was $46.8 million. As of December 31, 2004, we had an accumulated deficit of approximately $250.6 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs. We derived no revenues from product sales or royalties. We expect to incur significant and increasing operating losses over the next several years as we expand our clinical trial activities. We expect our operating losses to increase with our cofunding of ongoing sorafenib clinical trial costs under our collaboration agreement with Bayer.

      We do not expect to generate revenues from the sale of products for the foreseeable future, and we must repay the milestone-based advances we receive from Bayer from our future profits and royalties, if any. Our ability to achieve profitability depends upon success by us and Bayer in completing development of sorafenib, obtaining required regulatory approvals and manufacturing and marketing the approved product.

We do not have manufacturing expertise or capabilities and are dependent on third parties to fulfill our manufacturing needs, which could result in the delay of clinical trials or regulatory approval.

      Under our collaboration agreement with Bayer, Bayer has the manufacturing responsibility to supply sorafenib for clinical trials and to support any commercial requirements. However, should Bayer give up its right to codevelop sorafenib, we would have to manufacture sorafenib. We lack the resources, experience and capabilities to manufacture sorafenib or any future product candidates on our own. We would require substantial funds to establish these capabilities. Consequently, we are dependent on third parties to manufacture our product candidates and products, if any. These parties may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance and shortage of qualified personnel. These third parties may not perform as agreed or may not continue to manufacture our products for the time required by us to successfully market our products. These third parties may fail to deliver the required quantities of our products, if any, or product candidates on a timely basis and at commercially reasonable prices. Failure by these third parties could delay our clinical trials and our applications for regulatory approval. If these third parties do not adequately perform, we may be forced to incur additional expenses to pay for the manufacture of products or to develop our own manufacturing capabilities.

We have the right to copromote sorafenib in the United States, but we do not have significant marketing or sales experience or capabilities.

      We have the right under our collaboration agreement with Bayer to copromote sorafenib in the United States in conjunction with Bayer. In order to copromote sorafenib, we will need to further develop marketing and sales capabilities. We may not successfully establish marketing and sales capabilities or have sufficient resources to do so. If we do not develop marketing and sales capabilities, we may not meet our copromotion obligations under our collaboration agreement, which could result in our losing these copromotion rights. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations, and we will incur additional expenses.

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

      In 2003, we restructured our operations to reflect an increased priority on the development of sorafenib and discontinued our therapeutic virus program. As a result of the restructuring, we eliminated approximately 75 positions, including our entire scientific team associated with the therapeutic virus program. Our remaining scientific and administrative employees are engaged in managing our collaboration with Bayer to develop sorafenib, but are not actively involved in new product candidate discovery. If we resume our research and development of other product candidates, we will need to hire individuals with the appropriate scientific skills. If we cannot hire these individuals in a timely fashion, we will be unable to engage in new product candidate discovery activities.

Even if our product candidates are approved, the market may not accept these products.

      Even if our product development efforts are successful and even if the requisite regulatory approvals are obtained, sorafenib or any future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payers and the medical community. One factor that may affect market acceptance of our product candidates is the availability of third-party reimbursement. Our commercial success may depend, in part, on the availability of adequate reimbursement for patients from third party health care payors, such as government and private health insurers and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and services and their reimbursement practices may affect the price levels for our product candidates. In addition, the market for our product candidates may be limited by third-party payors who establish lists of approved products and do not provide reimbursement for products not listed. If our product candidates are not on the approved lists, the sales of our product candidates may suffer.

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

      If sorafenib or any future product candidates that we may develop do not achieve market acceptance, we may lose our investment in that product candidate, which may cause our stock price to decline.

We face intense competition and rapid technological change, and many of our competitors have substantially greater managerial resources than we have.

      We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market product candidates that will compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials, and others are approved. Competitors that target the same tumor types as our sorafenib program and that have commercial products or product candidates in clinical development include Pfizer, Novartis, AstraZeneca PLC, OSI Pharmaceuticals, Inc., Genentech, Inc., and Abgenix, Inc., among others. Novartis, Pfizer and others have in clinical development for advanced kidney cancer small molecules targeting VEGF receptor tyrosine kinases and other enzymes. In addition, potential competition may come from agents that target Epidermal Growth Factor, or EGF, receptors and Vascular Endothelial Growth Factor, or VEGF, receptors. These agents include antibodies and small molecules. In particular, OSI Pharmaceuticals with TarcevaTM and AstraZeneca with IRESSATM are developing small molecule inhibitors of the EGF receptor tyrosine kinase. IRESSATM has been approved in the United States. Companies working on developing antibody approaches include ImClone Systems, Inc. with Erbitux and Abgenix with antibodies targeting EGF receptors. Erbitux has been approved in the United States. Genentech has AvastinTM, an antibody targeting VEGF, which has received approvals in the United States and the European Union. We believe several companies have small molecule compounds in clinical development that target MEK, an enzyme that is also involved in the RAS signaling pathway. Pfizer has recently announced that its anti-angiogenic kinase inhibitor, SU11248, has proven effective in treating Gleevec resistant gastrointestinal stromal tumors, or GIST, and it is expected to file for FDA approval. SU11248 is also being tested in clinical trials to treat other tumor types, including kidney cancer. It is possible that SU11248 will receive FDA marketing approval for treatment of GIST before sorafenib receives FDA marketing approval in any indication. After its approval for treatment of GIST, medical practitioners may use SU11248 off-label to treat other tumor types, including kidney cancer, even if the compound has not yet received marketing approval for use in these other indications. This potential off-label use of SU11248 may affect the sales of sorafenib if and when sorafenib receives marketing approval. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for or be used in combination with sorafenib. We believe that other companies have inhibitors of kinases in preclinical or clinical development that could be potential competitors.

      Certain of these product candidates have recently been approved by the FDA. These and product candidates of other competitors now in clinical trials will compete directly with sorafenib. Many of our competitors, either alone or together with collaborators, have substantially greater financial resources and research and development staffs. In addition, many of these competitors, either alone or together with their collaborators, have significantly greater experience than we do in:

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

      We anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding other cancer therapies continue to accelerate. If sorafenib receives regulatory approval but cannot compete effectively in the marketplace, our business will suffer.

We are subject to extensive government regulation, which can be costly, time consuming and subject us to unanticipated delays.

      Drug candidates under development are subject to extensive and rigorous domestic and foreign regulation. We have not received regulatory approval in the United States or any foreign market for sorafenib or any other product candidate.

      We expect to rely on Bayer to manage communications with regulatory agencies, including filing new drug applications and generally directing the regulatory approval process for sorafenib. We and Bayer may not obtain necessary approvals from the FDA or other regulatory authorities. If we fail to obtain required governmental approvals, we will experience delays in or be precluded from marketing sorafenib. Even if sorafenib is approved, the FDA or other regulatory authorities may approve only limited label information for the product. The label information describes the indications and methods of use for which the product is authorized, and if overly restrictive may limit our and Bayer’s ability to successfully market any approved product. If we have disagreements as to ownership of clinical trial results or regulatory approvals, and the FDA refuses to recognize us as holding, or having access to, the regulatory approvals necessary to commercialize our product candidates, we may experience delays in or be precluded from marketing products.

      The regulatory review and approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance, and may involve ongoing requirements for post-marketing studies. Additional or more rigorous governmental regulations may be promulgated that could delay regulatory approval of sorafenib. Delays in obtaining regulatory approvals may:

•	adversely affect the successful commercialization of sorafenib;

•	impose costly procedures on us;

•	diminish any competitive advantages that we may attain; and

•	adversely affect our receipt of revenues or royalties.

      In addition, problems or failures with the products of others, before or after regulatory approval, including our competitors, could have an adverse effect on our ability to obtain or maintain regulatory approval for sorafenib.

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

      In the case of sorafenib, the global patent applications related to this product candidate are held by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. At present, it is anticipated that, if issued, the United States patent related to sorafenib will expire in 2022, subject to possible patent-term extension, the entitlement to which and the term of which cannot presently be calculated. Patent applications for sorafenib are also pending throughout the world. As of December 31, 2004, we owned or had licensed rights to 51 United States patents and 34 United States patent applications and, generally, foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.

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

      The use of sorafenib in clinical trials, and the sale of any approved products, exposes us to liability claims. Although we are not aware of any historical or anticipated product liability claims against us, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of sorafenib.

      We believe that we have obtained reasonably adequate product liability insurance coverage for our clinical trials. We intend to expand our insurance coverage to include the commercial sale of sorafenib if marketing approval is obtained. However, the cost of insurance coverage is rising. We may not be able to maintain insurance coverage at a reasonable cost. We may not be able to obtain additional insurance coverage that will be adequate to cover product liability risks that may arise should one of our product candidates receive marketing approval. Regardless of merit or eventual outcome, product liability claims may result in:

•	decreased demand for a product;

•	injury to our reputation;

•	withdrawal of clinical trial volunteers; and

•	loss of revenues.

      Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.

Our stock price is volatile.

      The market price of our common stock has been volatile and is likely to continue to be volatile. For example, during the period beginning January 1, 2002 and ending December 31, 2004, the closing sales price for one share of our common stock reached a high of $58.75 and a low of $3.59. Factors affecting our stock price include:

•	interim or final results of, or speculation about, clinical trials from sorafenib;

•	changes in the regulatory approval requirements;

•	ability to accrue patients into clinical trials;

•	success or failure in, or speculation about, obtaining regulatory approval by us or our competitors;

•	public concern as to the safety and efficacy of our product candidates;

•	developments in our relationship with Bayer;

•	developments in patent or other proprietary rights;

•	additions or departures of key personnel;

•	announcements by us or our competitors of technological innovations or new commercial therapeutic products;

•	published reports by securities analysts;

•	statements of governmental officials; and

•	changes in healthcare reimbursement policies.

Existing stockholders have significant influence over us.

      Our executive officers, directors and five-percent stockholders own, in the aggregate, approximately 34 percent of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

      We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Delaware corporations from engaging in a merger or sale of more than ten percent of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15 percent or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15 percent or more of the corporation’s stock unless:

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

      Our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include:

•	our board is classified into three classes of directors as nearly equal in size as possible with staggered three-year terms;

•	the authority of our board to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of these shares, without stockholder approval;

•	all stockholder actions must be effected at a duly called meeting of stockholders and not by written consent;

•	special meetings of the stockholders may be called only by the chairman of the board, the chief executive officer, the board or ten percent or more of the stockholders entitled to vote at the meeting; and

•	no cumulative voting.

      These provisions may have the effect of delaying or preventing a change of control, even at stock prices higher than the then current stock price.

      We have entered into change of control severance agreements with each of our executive officers. These agreements provide for the payment of severance benefits and the acceleration of stock option vesting if the executive officer’s employment is terminated within 13 months of a change of control of Onyx. These change of control severance agreements may have the effect of preventing a change of control.

PART II.

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market (NASDAQ) under the symbol “ONXX.” We commenced trading on NASDAQ on May 9, 1996. The following table presents the high and low closing sales prices per share of our common stock reported on NASDAQ.

	Common Stock

	2004		2003

	High	Low	High	Low

First Quarter	$41.53	$28.75	$8.60	$4.65
Second Quarter	58.75	37.80	14.13	7.27
Third Quarter	43.16	30.60	23.92	12.01
Fourth Quarter	44.65	26.72	29.67	22.13

      On March 8, 2005, the last reported sales price of our common stock on NASDAQ was $26.17 per share.

Holders

      There were approximately 243 holders of record of our common stock as of March 8, 2005.

Dividends

      Onyx has not paid cash dividends on its common stock and does not plan to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2004

	Number of		Number of securities
	securities to be		remaining available for
	issued upon exercise	Weighted-average	future issuance under
	of outstanding	exercise price of	equity compensation plans
	options, warrants	outstanding options,	(excluding securities
Plan Category (1)	and rights	warrants and rights	reflected in column a)

	Column a	Column b	Column c

Equity compensation plans approved by security holders	2,296,442	$17.99	1,333,355 (2)

(1)	We have no equity compensation plans not approved by security holders.

(2)	Of these securities, 51,162 shares remain available for purchase under our Employee Stock Purchase Plan.

Recent Sales of Unregistered Securities

      On March 25, 2004, Onyx issued an aggregate of 37,037 shares of its common stock to Playback and Co. pursuant to the exercise of a warrant dated May 7, 2002. The warrant had an exercise price of $9.59 per share, and Playback and Co. paid $355,185 for the shares of common stock. The issuance of the shares pursuant to the warrant was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) promulgated thereunder as a transaction not involving any public offering.

      On May 10, 2004, Onyx issued an aggregate of 152,307 shares of its common stock to Domain Partners V L.P. and DP V Associates, L.P. pursuant to the cashless exercise of two warrants, each dated May 7, 2002. The warrants were exercisable for a total of 185,184 shares of common stock, and each warrant had an exercise price of $9.59 per share. In connection with the exercise, the number of shares issuable pursuant to the warrants was reduced by 32,877 shares pursuant to the operation of the cashless exercise provisions in the warrants. The issuances of the shares pursuant to these warrants were exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) promulgated thereunder as a transaction not involving any public offering.

      On July 19, 2004, Onyx issued an aggregate of 28,129 shares of its common stock to Quogue Capital, LLC pursuant to the cashless exercise of a warrant dated May 7, 2002. The warrant was exercisable for a total of 37,037 shares of common stock and had an exercise price of $9.59 per share. In connection with the exercise, the number of shares issuable pursuant to the warrant was reduced by 8,908 shares pursuant to the operation of the cashless exercise provisions in the warrant. The issuance of the shares pursuant to this warrant were exempt from registration under the Securities Act of 1933 on reliance of Section 4(2) promulgated thereunder as a transaction not involving any public offering.

      On October 26, 2004, Onyx issued an aggregate of 197,226 shares of its common stock to Convertarb.com L.P. pursuant to the cashless exercise of four warrants, each dated May 7, 2002. The warrants were exercisable for a total of 259,250 shares of common stock, and each warrant had an exercise price of $9.59 per share. In connection with the exercise, the number of shares issuable pursuant to the warrants was reduced by 62,020 shares pursuant to the operation of the cashless exercise provisions in the warrants. The issuances of the shares pursuant to these warrants were exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) promulgated thereunder as a transaction not involving any public offering.

      On October 27, 2004, Onyx issued an aggregate of 139,136 shares of its common stock to Perceptive Life Sciences Master Fund, Ltd. pursuant to the cashless exercise of a warrant dated May 7, 2002. The warrant was exercisable for a total of 185,185 shares of common stock and had an exercise price of $9.59 per share. In connection with the exercise, the number of shares issuable pursuant to the warrant was reduced by 46,049 shares pursuant to the operation of the cashless exercise provisions in the warrant. The issuance of the shares pursuant to this warrant was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) promulgated thereunder as a transaction not involving any public offering.

Item 6.	Selected Financial Data

Onyx Pharmaceuticals, Inc.

      This section presents our selected historical financial data. You should read carefully the financial statements and the notes thereto included in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      The Statement of Operations data for the years ended December 31, 2004, 2003 and 2002 and the Balance Sheet data as of December 31, 2004 and 2003 have been derived from our audited financial statements included elsewhere in this report. The Statement of Operations data for the years ended December 31, 2001 and 2000 and the Balance Sheet data as of December 31, 2002, 2001 and 2000 have been derived from our audited financial statements that are not included in this report. Historical results are not necessarily indicative of future results. See the Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statement of Operations Data:
Total revenue	$500	$—	$2,715	$15,846	$24,180
Operating expenses:
Research and development	35,846	32,059	43,604	39,530	26,483
Marketing	5,418	1,388	—	—	—
General and administrative	8,898	6,551	6,192	7,049	7,904
Restructuring	258	5,530	—	812	—

Loss from operations	(50,420)	(45,528)	(47,081)	(31,545)	(10,207)
Interest and other income and expense, net	3,164	559	1,294	3,973	2,728

Net loss	$(46,756)	$(44,969)	$(45,787)	$(27,572)	$(7,479)

Basic and diluted net loss per share	$(1.36)	$(1.73)	$(2.23)	$(1.50)	$(0.50)

Shares used in computing basic and diluted net loss per share	34,342	25,953	20,535	18,385	14,896

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$209,624	$105,400	$39,833	$58,466	$81,994
Total assets	215,546	109,138	46,241	65,782	88,597
Working capital	197,873	92,826	28,727	48,669	74,209
Advance from collaboration partner	20,000	20,000	5,000	—	—
Accumulated deficit	(250,636)	(203,880)	(158,911)	(113,124)	(85,552)
Total stockholders’ equity	179,988	73,519	28,784	55,085	76,896

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      During 2004, Onyx had several important achievements, including a number of clinical developments for sorafenib (formerly known as BAY 43-9006) that we achieved with our collaborators at Bayer Pharmaceuticals Corporation. In the course of the year, we activated approximately 100 sites internationally in our pivotal Phase III kidney cancer trial. This trial is well underway, and we completed the patient enrollment phase of the study in March 2005. Also during 2004, we and Bayer selected two additional indications, metastatic melanoma and advanced liver cancer, for which we announced that we planned to begin Phase III clinical trials in the first half of 2005. Subsequently, in March 2005, the two companies began the liver cancer study. With Bayer, we reported final top-line Phase II results for 202 kidney cancer patients who participated in the randomized discontinuation trial. We and Bayer also reported final Phase II trial results for 137 liver cancer patients. In periodic updates throughout the year, we also reported on the combinability of sorafenib with eight different chemotherapies.

      Also in 2004, our collaborator, Warner-Lambert Company, now a subsidiary of Pfizer Inc, initiated a Phase I clinical trial administering PD 332991, a small molecule cell cycle inhibitor resulting from our collaboration that targets a cyclin-dependent kinase, or CDK. In accordance with our collaboration agreement, we received a $500,000 milestone payment from Pfizer in October 2004.

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

      We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, due to expenses associated with the continuing development and commercialization of sorafenib. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 2004, our accumulated deficit was approximately $250.6 million.

      Our business is subject to significant risks, including the risks inherent in our development efforts, the results of the sorafenib clinical trials, our dependence on collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. For a discussion of these and some of the other risks and uncertainties affecting our business, see “Additional Business Risks.” We currently have no products that have received marketing approval, and we have generated no revenues from the sale of products. We do not expect to generate revenues, if any, from the sale of proposed products until at least 2006 and expect that all of our revenues, if any, before 2006 will be generated from collaboration agreements.

Critical Accounting Policies and the Use of Estimates

      The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Significant estimates used in 2004 included assumptions used in the determination of stock-based compensation related to stock options granted to non-employees. Actual results could differ materially from these estimates.

      We believe the following policies to be the most critical to an understanding of our financial condition and results of operations, because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

      Stock based compensation: The preparation of the financial statement footnotes requires us to estimate the fair value of stock options granted to employees. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option-pricing model to estimate the fair value of employee stock options. However, the Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including but not limited to stock price volatility. Because our stock options have characteristics significantly different from those of traded options and changes to the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable single measure of the fair value of our employee stock options. We are currently evaluating our option valuation methodologies and assumptions in light of evolving accounting standards related to employee stock options.

      Research and Development Expense: In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 2, “Accounting for Research and Development Costs,” research and development costs are charged to expense when incurred. The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, supplies and materials and allocations of various overhead and occupancy costs. Not all research and development costs are incurred by us. A significant portion of our research and development expenses, approximately 93 percent in 2004, relates to our cost sharing arrangement with Bayer and represents our share of the research and development costs incurred by Bayer. Such amounts are recorded based on invoices and other information we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. In addition, research and development costs incurred by us and reimbursed by Bayer are recorded as a reduction to research and development expense.

Results of Operations

Years Ended December 31, 2004, 2003 and 2002

      Total Revenue. Total revenue was $500,000 in 2004, zero in 2003 and $2.7 million in 2002. Total revenue in both 2004 and 2002 included amounts received for collaboration revenue from Warner-Lambert, now a subsidiary of Pfizer. In 2004, we received a $500,000 milestone payment from Warner-Lambert when they initiated Phase I clinical testing advancing a lead candidate from our previous cell cycle kinase discovery collaboration. Our 2003 revenue was zero. Revenue of $2.7 million in 2002 reflected research funding for the therapeutic virus collaboration that concluded in 2002. Currently, we do not expect to record any revenue in 2005.

      Research and Development Expenses. Research and development expenses were $35.8 million in 2004, a net increase of $3.8 million, or 12 percent, from 2003. In 2004, the increase in research and development expense was primarily driven by a $14.0 million increase in Onyx’s share of codevelopment costs for the sorafenib program, which expanded into the Phase III kidney cancer trial in the fourth quarter of 2003. In addition, sorafenib development costs reflect multiple ongoing Phase II clinical trials in breast, non-small cell lung and other cancers and several Phase Ib clinical trials in combination with standard chemotherapies. This increase was partially offset by a decrease of $10.2 million of expenses from the therapeutic virus program, which was terminated in 2003. Research and development expenses were $32.1 million in 2003, a net decrease of $11.5 million, or 26 percent, from 2002. The decrease in 2003 was primarily the result of the discontinuation of our therapeutic virus program, which decreased our research and development expenses by $19.1 million from 2002 levels. Partially offsetting this decrease in 2003 was an increase of $7.5 million related to Onyx’s share of the codevelopment costs with Bayer for sorafenib. It is anticipated that research and development expenses will continue to increase in future periods as we continue with our clinical trials of sorafenib and as we add additional Phase III clinical trials of sorafenib.

      The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, supplies and materials and allocations of various overhead and occupancy costs. The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential product candidates. In general, biopharmaceutical development involves a series of steps beginning with identification of a potential target and includes proof of concept in animals and Phase I, II and III clinical studies in humans, each of which is typically more expensive than the previous step.

      The following table summarizes our principal product development initiatives, including the related stages of development for each product in development and the research and development expenses recognized in connection with each product. The information in the column labeled “Phase of Development -Estimated Completion” is only our estimate of the timing of completion of the current in-process development phases based on current information. The actual timing of completion of those phases could differ materially from the estimates provided in the table. We cannot reasonably estimate the timing of completion of each clinical phase of our development programs due to the risks and uncertainties associated with developing pharmaceutical product candidates. The clinical development portion of these programs may span as many as seven to ten years, and estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biopharmaceutical products, including significant and changing government regulation, the uncertainty of future preclinical and clinical study results and uncertainties associated with process development and manufacturing as well as marketing. For a discussion of the risks and uncertainties associated with the timing and cost of completing a product development phase, see the “Additional Business Risks” section of this report.

				Research and
				Development Expenses
				for the year ended
				December 31,
		Collabo-	Phase of Development –
Product	Description	rator	Estimated Completion	2004	2003	2002

				(In millions)
Sorafenib (1)	Small Molecule Inhibitor of tumor cell proliferation and angiogenesis, targeting RAF Kinase, VEGFR-2 and PDGFR-β	Bayer	Phase I – 2004 Phase II – Unknown Phase III – Unknown	$33.4	$19.4	$11.8
Therapeutic Virus Programs (2)	Programs discontinued during the second quarter of 2003. See Note 2 to our Financial Statements	—	—	2.4	12.7	31.8

Total Research and Development Expenses				$35.8	$32.1	$43.6

(1)	Aggregate research and development costs-to-date through December 31, 2004 incurred by Onyx since fiscal year 2000 for the sorafenib project is $72.7 million.

(2)	Costs in 2004 were comprised of

a.	stock-based compensation;

b.	consulting fees for consultants retained in connection with the orderly wind-down of the virus programs and preservation of related assets for potential future divestiture or commercialization;

c.	sponsored research at the University of California, San Francisco related to the preservation of the programs’ assets, and

d.	outside services related to stability testing and storage of virus product related to the programs.

      Marketing Expenses. Marketing expenses consist primarily of salaries and employee benefits, consulting and other third-party costs, and allocations for overhead and occupancy costs. We reclassified $1.4 million from research and development expenses to marketing expenses for fiscal year 2003 to conform to the current period presentation. Marketing expenses were $5.4 million in 2004, a net increase of $4.0 million, from 2003. The increase was due to third-party costs and employee-related expenses as Onyx and Bayer establish a commercial infrastructure and engage in precommercial marketing activities. It is anticipated that marketing expenses will increase in future periods as we develop our marketing capabilities in order for us to copromote sorafenib with Bayer in the United States should sorafenib receive U.S. Food and Drug Administration, or FDA, approval. Marketing expenses were $1.4 million in 2003 as compared to zero for 2002. Marketing expenses in 2003 consisted entirely of Onyx’s 50 percent share of precommercial marketing expenses incurred by Bayer for sorafenib.

      General and Administrative Expenses. General and administrative expenses consist primarily of salaries, employee benefits, and corporate functional expenses. General and administrative expenses were $8.8 million in 2004, a net increase of $2.3 million, or 35 percent, from 2003. The increase was primarily related to $700,000 of consulting expenses for information systems, increased overhead and occupancy expenses of $800,000 allocated to general and administrative expenses, and $400,000 of costs related to satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting. General and administrative expenses were $6.6 million in 2003, an increase of $359,000, or 6 percent, from 2002. The increase was primarily due to an increase in corporate development consulting expenses and stock-based compensation expense related to consultant stock option grants. The increase to stock-based compensation expense was caused in part by the increase in our stock price in 2003 compared with 2002. We anticipate that general and administrative expenses may continue to increase moderately to support our growing infrastructure needs.

      Restructuring. Prior to June 2003, in addition to our small molecule program, we were developing therapeutic viruses that selectively replicate in cells with cancer-causing genetic mutations. In June 2003, we announced that we were discontinuing this program as part of a business realignment that placed an increased priority on the development of sorafenib. During 2003, we recorded aggregate charges of $5.5 million associated with the restructuring. These charges consist of $1.6 million related to employee severance benefits and $2.5 million related to the early termination of a process development and manufacturing agreement with XOMA (US) LLC. In addition, we incurred aggregate charges of $1.4 million related to the discontinued use of a portion of our leased facilities and the disposal of certain property and equipment. We reclassified $350,000 from property and equipment to other current assets for equipment held-for-sale at December 31, 2003. Had this equipment not been reclassified to other current assets, we would have recorded an additional $27,000 of depreciation expense in 2003.

      In 2004, we recorded an additional restructuring charge of $258,000 due to a change in estimate related to the discontinued use and inability to sublet a portion of our leased facility in Richmond, California. We expect that the remaining accrued restructuring costs of $195,000 at December 31, 2004 will be fully paid by the second quarter of 2005 when the remaining lease obligation on the facility is due. There were no restructuring expenses in fiscal year 2002.

      Interest Income and (Expense), Net. We had net interest income of $3.2 million in 2004, an increase of $2.3 million from 2003, primarily due to higher average cash and investment balances resulting from our February 2004 sale of equity securities from which we received approximately $148.3 million in net cash proceeds. We had net interest income of $834,000 in 2003, a decrease of $325,000 from 2002, primarily due to lower average interest rates. Interest expense was immaterial for the periods presented.

      Other Expense — Related Party. In November 2001, we sold and licensed to Syrrx, Inc. assets from our small molecules discovery program, including drug targets, related reagents and assays, compound libraries and certain intellectual property rights in exchange for preferred stock valued at $750,000. The entire amount was recorded as “Other income-related party” on the date of sale. The value of the preferred stock was initially determined based on similar sales of Syrrx preferred stock to unrelated third parties for cash. In 2002, due to a further round of financing completed by Syrrx, we recorded $100,000 as “Other expense-related party” to recognize a permanent impairment in the carrying value of the investment. In 2003, based on a further round of financing completed by Syrrx in April 2003, we recorded an additional impairment charge of $275,000 as “Other expense-related party” to reduce the carrying value of the investment. We consider the reduction in value of the Syrrx investment to be other than temporary. We did not record any write-downs in 2004. At the time of the transactions mentioned above, a member of the board of directors of Onyx was a director and officer of Syrrx. This board member is no longer an officer of Syrrx.

      Other Income. In 2002, we licensed assets from our small molecules discovery program to a third party for $235,000. This amount was recorded as “Other income.” No similar items were recorded in fiscal years 2004 and 2003.

Income Taxes

      Since our inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented and since inception. As of December 31, 2004, our net operating loss carryforwards for federal income tax purposes were approximately $173.4 million and for state income tax purposes were approximately $59.9 million. We also had federal research and development tax credit carryforwards of approximately $3.1 million. Realization of these deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. If not utilized, the net operating loss and credit carryforwards will expire at various dates beginning in 2005. Utilization of net operating losses and credits may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of our net operating loss and credit carryforwards before they can be used. Please read Note 11 of the Notes to the Financial Statements included in Item 8 of this Form 10-K for further information.

Related Party Transactions

      We had a loan with a former employee of which approximately $275,000 was outstanding at December 31, 2003. This loan bore interest at 5.98% per annum; however, we had forgiven $82,000 of interest over the term of the loan through August 2004. This loan was repaid in August 2004 in accordance with the terms of the loan agreement.

      In September 2004, we announced that Warner-Lambert initiated Phase I clinical trials advancing PD 332991, a lead candidate from our previous cell cycle kinase discovery collaboration. As a result, we received a $500,000 milestone payment in October 2004, which we recorded as contract revenue from a related party.

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

      At December 31, 2004, we had cash, cash equivalents, and marketable securities of $209.6 million, compared to $105.4 million at December 31, 2003 and $39.8 million at December 31, 2002. The increase in cash, cash equivalents, and marketable securities in 2004 of $104.2 million was attributable to our public offering completed in February 2004, which raised aggregate net cash proceeds of $148.3 million, as well as $4.0 million received from the exercise of stock options and warrants and $595,000 received from the sale of fixed assets of laboratory equipment associated with our restructuring in 2003. These sources of cash were partially offset by net cash used in operating activities of $46.9 million and capital expenditures of $1.6 million primarily related to the move of our office facility from Richmond to Emeryville.

      The increase in cash, cash equivalents and marketable securities of $65.6 million in 2003 was attributable to our public offering completed in July and August 2003, which raised aggregate net cash proceeds of $73.7 million; the private placement financing that we completed in February 2003, which raised net cash proceeds of $9.9 million; $4.6 million received from the exercise of stock options and the employee stock purchase plan; and $302,000 received from the sale of equipment. In addition, we received a $15.0 million creditable milestone-based payment from Bayer in December 2003 upon initiation of a Phase III clinical trial of sorafenib. This payment will be repayable to Bayer from a portion of any of Onyx’s future profits and royalties. If Onyx does not receive any profits or royalties on any products, Onyx will not have to repay Bayer any creditable milestone-based payments. These sources of cash were partially offset by cash used in operations of $37.8 million and capital expenditures of $157,000.

      Our cash used in operations was $46.9 million in 2004, $37.8 million in 2003 and $42.2 million in 2002. In 2004, the cash was used primarily for cofunding the clinical development program with Bayer for sorafenib. In 2003, the cash was used primarily for cofunding clinical development costs with Bayer for sorafenib and to fund development expenses including manufacturing and clinical trial costs for ONYX-015. Expenditures for capital equipment amounted to $1.6 million in 2004, $157,000 in 2003 and $742,000 in 2002. Capital expenditures in 2004 were primarily for upgrades to our information technology equipment and leasehold improvements and furniture related to our move in December 2004 into our new corporate headquarters. We currently expect to make expenditures for capital equipment and leasehold improvements of up to $1.0 million in 2005.

      We believe that our existing capital resources and interest thereon, together with approximately $148.3 million in net proceeds from our public offering closed in February 2004, will be sufficient to fund our current and planned operations through mid-2007. However, if we change our development plans, we may need additional funds sooner than we expect. In addition, we anticipate that our codevelopment costs for the sorafenib program will increase over the next several years as the Phase III clinical trial program advances. While these costs are unknown at the current time, we may need to raise additional capital to continue the cofunding of the program in future periods beyond mid-2007. We intend to seek this additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

      Our contractual obligations for the next five years and thereafter are as follows:

	Payments Due by Period

		Less than	1-3	3-5	After
Contractual Obligations(1)	Total	1 Year	Years	Years	5 Years

	(In thousands)
Operating leases, net of sublease income	$3,018	$639	$1,109	$1,164	$106

(1)	This table does not include any payments under research and development collaborations, as the amount and timing of such payments are not known. This table also does not include the obligation to repay the $20 million creditable milestone-based payments that we received from Bayer, because the repayment of these amounts is contingent upon Onyx generating profits or royalties on any products. Whether Onyx will ever generate any profits or royalties is not known at this time.

      In 2004, we entered into a new operating lease for 23,000 square feet of office space in Emeryville, California, which serves as our new corporate headquarters. The lease expires on February 28, 2010. When we moved into this new facility in December 2004, we vacated our 50,000 square foot facility in Richmond, California. The lease for this facility expires in April 2005, and we have no plans to renew this lease. We also have a lease for 9,000 square feet of space in a secondary facility in Richmond, California. In December 2001, we determined that we no longer required the secondary facility because of a reduction in force. In September 2002, the Company entered into a sublease agreement for this space through September 2010.

Recently Issued Accounting Standard

      In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”, which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123. SFAS 123(R) supersedes Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans to be recognized in the income statement based on fair values of such instruments. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We would be required to implement the standard no later than the quarter that begins July 1, 2005. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      Although we have not determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123(R) and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net loss per share.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, and investment grade government and non-government debt securities. Through our money manager, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of December 31, 2004, the fair value of our portfolio would decline by approximately $579,000.

      The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at December 31:

	2004			2003

			Average			Average
		Fair Value	Interest		Fair Value	Interest
	Maturity	($ in millions)	Rate	Maturity	($ in millions)	Rate

Cash equivalents, fixed rate	0 – 2 months	$74.2	2.09%	0 – 3 months	$55.2	1.04%
Marketable securities, fixed rate	0 – 16 months	$135.4	2.18%	0 – 19 months	$50.1	1.49%

      We did not hold any derivative instruments as of December 31, 2004, and we have not held derivative instruments in the past. However, our investment policy does allow us to use derivative financial instruments for the purposes of hedging foreign currency denominated obligations. Our cash flows are denominated in U.S. dollars.

Item 8.	Financial Statements and Supplementary Data

      Our Financial Statements and notes thereto appear on pages 42 to 60 of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      Inherent Limitations on Effectiveness of Controls: Internal control over financial reporting may not prevent or detect all errors and all fraud. Also, projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004 to ensure the information required to be disclosed by the Company in this Annual Report on Form-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      Management’s Report on Internal Control over Financial Reporting: The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in

Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on these criteria.

      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

      Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Onyx Pharmaceuticals, Inc.

      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Onyx Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Onyx Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that Onyx Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Onyx Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Onyx Pharmaceuticals, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 14, 2005

PART III.

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item concerning our directors and executive officers is incorporated by reference from our 2005 Definitive Proxy Statement filed not later than 120 days following the close of the fiscal year.

Item 11.	Executive Compensation

      The information required under this item is hereby incorporated by reference from our 2005 Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required under this item is hereby incorporated by reference from our 2005 Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required under this item is hereby incorporated by reference from our 2005 Definitive Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      The information required under this item is hereby incorporated by reference from our 2005 Definitive Proxy Statement.

      Consistent with Section 10A (i) (2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The Audit Committee has approved Ernst & Young LLP for the following non-audit services: (1) preparation of federal and state income tax returns, and tax advice in preparing for and in connection with such filings; and (2) an audit of collaboration expenses incurred by Bayer.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

      (a) (1) Index to Financial Statements

The Financial Statements required by this item are submitted in a separate section beginning on page 42 of this Report.

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statement of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

      (2) Financial Statement Schedules

Financial statement schedules have been omitted because the information required to be set forth therein is not applicable.

      (3) Exhibits

Exhibit
Number		Description of Document

3	.1(1)	Restated Certificate of Incorporation of the Company.

3	.2(1)	Bylaws of the Company.

3	.3(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4	.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4	.2(1)	Specimen Stock Certificate.

4	.4(1)	Amended and Restated Information and Registration Rights Agreement dated May 30, 1994 and as amended through May 16, 1995.

10	.1(1)*	Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.

10	.1(i)(1)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 4, 1996.

10	.2(1)*	Research, Development and Marketing Collaboration Agreement between Warner-Lambert Company and the Company, dated May 2, 1995.

10	.2(i)(1)	Waiver of Certain Rights under the Research, Development and Marketing Agreement by Warner-Lambert Company dated as of March 28, 1996.

10	.5(4)*	Technology Transfer Agreement dated April 24, 1992 between Chiron Corporation and the Company, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20, 1994 and in the Letter Agreement dated March 29, 1996.

10	.6(1)	Scientific Advisory Board Consulting Agreement between Dr. Frank McCormick and the Company, as of March 29, 1996.

10	.6(i)(1)	Letter Agreement for Consulting Services between Dr. Frank McCormick and the Company dated April 17, 1996.

10	.9(1)+	Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.

10	.13(1)+	1996 Equity Incentive Plan.

10	.14(1)+	1996 Non-Employee Directors’ Stock Option Plan.

10	.15(1)+	1996 Employee Stock Purchase Plan.

10	.16(3)	Lease by and between Hall Properties, Inc. and the Company dated September 9, 1992, the First Amendment thereto dated April 21, 1993 and the Second Amendment thereto dated May 11, 1996.

10	.17(1)+	Form of Indemnity Agreement to be signed by executive officers and directors of the Company.

10	.19(5)	Letter Agreement between Dr. Allan Balmain and the Company dated August 26, 1996, as amended March 13, 1997.

10	.20(6)*	Amended and restated Research, Development and Marketing Collaboration Agreement dated May 2, 1995 between the Company and Warner-Lambert Company.

10	.21(6)*	Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.

10	.23(6)*	Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.

10	.24(7)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated February 1, 1999.

10	.25(8)	Scientific Advisory Board Consulting Agreement effective September 10, 1999 between Allan Balmain and the Company including the First Amendment to Deed of Trust and Second Amended and Restated Promissory Note.

Exhibit
Number		Description of Document

10	.26(9)*	Collaboration Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.

10	.27(9)	Stock Put and Purchase Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.

10	.28(9)	Stock Purchase Agreement between the Company and the investors dated January 18, 2000.

10	.29(10)	Third Amendment to Lease by and between the Metcalf Family Living Trust Dated June 11, 1993 and the Company effective February 24, 2000.

10	.31(6)*	Second Amendment to the Amended and Restated Research, Development and Marketing Agreement between Warner-Lambert and the Company dated May 2, 1995.

10	.32(6)*	Second Amendment to Research, Development and Marketing Collaboration Agreement between Warner-Lambert and the Company dated July 31, 1997.

10	.33(11)+	Employment Offer Letter between Leonard E. Post, Ph.D. and the Company dated July 28, 2000.

10	.34(12)*	Process Development and Manufacturing Agreement between XOMA (US) LLC and Onyx Pharmaceuticals, Inc., dated January 29, 2001.

10	.35(13)+	Form of Executive Change in Control Severance Benefits Agreement.

10	.36(14)*	Amendment #1 to the Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.

10	.37(14)*	Amendment #3 to the Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.

10	.38(14)*	Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.

10	.39(15)	Stock and Warrant Purchase Agreement between the Company and the investors dated May 6, 2002.

10	.40(16)*	Amendment No. 1 to the Process Development and Manufacturing Agreement between the Company and XOMA (US) LLC dated April 15, 2002.

10	.41(17)*	Amendment to the Collaboration Agreement between the Company and Warner-Lambert Company dated September 16, 2002.

10	.42(18)	Stock Purchase Agreement between the Company and the investors dated February 13, 2003.

10	.43(19)	Sublease between the Company and Siebel Systems dated August 5, 2004.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney. Reference is made to the signature page.

31.1		Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1		Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been received for portions of this document.

+	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Onyx’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(4)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2001.

(5)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(6)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(8)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(9)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on March 1, 2000.

(10)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 1999.

(11)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(12)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 23, 2001.

(13)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(14)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(15)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 filed on June 5, 2002 (No. 333-89850).

(16)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(17)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(18)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 filed on March 25, 2003 (No. 333-104025).

(19)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form  10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, County of Alameda, State of California, on the 15th day of March, 2005.

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

Signature	Title	Date

/s/ HOLLINGS C. RENTON Hollings C. Renton	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)	March 15, 2005

/s/ MARILYN E. WORTZMAN Marilyn E. Wortzman	Vice President, Finance and Administration (Principal Accounting Officer)	March 15, 2005

/s/ PAUL GODDARD Paul Goddard	Director	March 15, 2005

/s/ ANTONIO GRILLO-LÓPEZ Antonio Grillo-López	Director	March 15, 2005

/s/ MAGNUS LUNDBERG Magnus Lundberg	Director	March 15, 2005

/s/ NICOLE VITULLO Nicole Vitullo	Director	March 15, 2005

Signature	Title	Date

/s/ WENDELL WIERENGA Wendell Wierenga	Director	March 15, 2005

/s/ THOMAS G. WIGGANS Thomas G. Wiggans	Director	March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Onyx Pharmaceuticals, Inc.

      We have audited the accompanying balance sheets of Onyx Pharmaceuticals, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of Onyx Pharmaceuticals’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onyx Pharmaceuticals, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Onyx Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California

March 14, 2005

ONYX PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except share
	and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$74,243	$55,312
Marketable securities	135,381	50,088
Receivable from collaboration partner	1,029	584
Other current assets	2,778	2,461

Total current assets	213,431	108,445
Property and equipment, net	1,623	285
Other assets	492	408

	$215,546	$109,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,038	$299
Payable to collaboration partner	11,520	13,632
Accrued liabilities	1,895	494
Accrued compensation	910	722
Accrued restructuring	195	325
Accrued clinical trials and related expenses	—	147

Total current liabilities	15,558	15,619
Advance from collaboration partner	20,000	20,000
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 35,266,667 and 29,586,022 shares issued and outstanding as of December 31, 2004 and 2003, respectively	35	30
Additional paid-in capital	430,966	277,577
Receivable from stock option exercises	—	(235)
Accumulated other comprehensive (loss) income	(377)	27
Accumulated deficit	(250,636)	(203,880)

Total stockholders’ equity	179,988	73,519

	$215,546	$109,138

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Revenue:
Contract revenue from related party	$500	$—	$2,715

Total revenue	500	—	2,715
Operating expenses:
Research and development	35,846	32,059	43,604
Marketing	5,418	1,388	—
General and administrative	8,898	6,551	6,192
Restructuring	258	5,530	—

Total operating expenses	50,420	45,528	49,796

Loss from operations	(49,920)	(45,528)	(47,081)
Interest income and (expense), net	3,164	834	1,159
Other expense — related party	—	(275)	(100)
Other income	—	—	235

Net loss	$(46,756)	$(44,969)	$(45,787)

Basic and diluted net loss per share	$(1.36)	$(1.73)	$(2.23)

Shares used in computing basic and diluted net loss per share	34,342	25,953	20,535

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

				Receivable	Accumulated
				From	Other
	Common Stock		Additional	Stock	Comprehensive		Total
			Paid-In	Option	Income	Accumulated	Stockholders’
	Shares	Amount	Capital	Exercises	(Loss)	Deficit	Equity

	(In thousands, except share and per share amounts)
Balances at December 31, 2001	18,529,929	$19	$168,092	$—	$98	$(113,124)	$55,085
Exercise of stock options at prices ranging from $0.07 to $6.88 per share	81,044	—	52	—	—	—	52
Issuance of common stock in private placement, net of costs of $1,044 and warrants valued at $4,378	2,972,925	3	19,020	—	—	—	19,023
Stock-based compensation, related to non-employee stock option grants	—	—	326	—	—	—	326
Issuance of common stock pursuant to employee stock purchase plan	30,726	—	143	—	—	—	143
Comprehensive loss:
Change in unrealized loss on investments	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	(45,787)	(45,787)

Comprehensive loss	—	—	—	—	—	—	(45,845)

Balances at December 31, 2002	21,614,624	22	187,633	—	40	(158,911)	28,784
Exercise of stock options at prices ranging from $1.07 to $25.63 per share	656,308	1	4,679	(235)	—	—	4,445
Issuance of common stock in private placement, net of costs of $98	2,105,263	2	9,900	—	—	—	9,902
Issuance of common stock in connection with follow-on public offering, net of issuance costs of $5,826	5,179,000	5	73,719	—	—	—	73,724
Stock-based compensation, related to non-employee stock option grants	—	—	1,501	—	—	—	1,501
Issuance of common stock pursuant to employee stock purchase plan	30,827	—	145	—	—	—	145
Comprehensive loss:
Change in unrealized loss on investments	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	(44,969)	(44,969)

Comprehensive loss	—	—	—	—	—	—	(44,982)

Balances at December 31, 2003	29,586,022	30	277,577	(235)	27	(203,880)	73,519
Exercise of stock options at prices ranging from $1.07 to $38.08 per share	424,265	—	3,275	235	—	—	3,510
Issuance of common stock in connection with follow-on public offering, net of issuance costs of $9,837	4,685,693	5	148,301	—	—	—	148,306
Stock-based compensation, related to non-employee stock option grants	—	—	1,353	—	—	—	1,353
Issuance of common stock pursuant to employee stock purchase plan	16,852	—	105	—	—	—	105
Exercise of warrants	553,835	—	355	—	—	—	355
Comprehensive loss:
Change in unrealized loss on investments	—	—	—	—	(404)	—	(404)
Net loss	—	—	—	—	—	(46,756)	(46,756)

Comprehensive loss	—	—	—	—	—	—	(47,160)

Balances at December 31, 2004	35,266,667	$35	$430,966	$—	$(377)	$(250,636)	$179,988

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities
Net loss	$(46,756)	$(44,969)	$(45,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194	1,124	1,849
Loss on impairment of investment	—	275	100
Noncash restructuring charges	280	2,341	—
Loss on sale of property and equipment	(18)	(9)	(79)
Forgiveness of notes receivable	11	16	16
Stock-based compensation to consultants	1,353	1,501	326
Changes in assets and liabilities:
Receivable from collaboration partner	(445)	(584)	—
Other current assets	(1,139)	(345)	(468)
Other assets	(84)	32	52
Accounts payable	739	(437)	65
Accrued liabilities	991	(305)	(280)
Accrued clinical trials and related expenses	(2,259)	4,017	2,952
Accrued compensation	188	(438)	488
Deferred revenue		—	(1,465)

Net cash used in operating activities	(46,945)	(37,781)	(42,231)

Cash flows from investing activities
Purchases of marketable securities	(201,304)	(61,568)	(35,382)
Maturities of marketable securities	115,607	40,286	25,403
Capital expenditures	(1,573)	(157)	(742)
Proceeds from sale of fixed assets	595	302	136
Proceeds from repayment of note receivable	275	—	44

Net cash used in investing activities	(86,400)	(21,137)	(10,541)

Cash flows from financing activities
Advance from collaboration partner	—	15,000	5,000
Net proceeds from issuances of common stock	152,276	88,216	19,218

Net cash provided by financing activities	152,276	103,216	24,218

Net increase (decrease) in cash and cash equivalents	18,931	44,298	(28,554)
Cash and cash equivalents at beginning of year	55,312	11,014	39,568

Cash and cash equivalents at end of year	$74,243	$55,312	$11,014

Supplemental disclosure of noncash investing activities:
Receivable from stock option exercises	$—	$235	$—

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

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

      Creditable milestone-based payments that Onyx receives from the Company’s collaboration with Bayer Pharmaceuticals Corporation (“Bayer”) are not recorded as revenue. These amounts are interest-free and will be repayable to Bayer from a portion of any of Onyx’s future profits and royalties and are shown in the caption “Advance from collaboration partner” on the Company’s balance sheet.

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

Research and Development

      In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs,” research and development costs are charged to expense when incurred. Research and development consists of costs incurred for independent and collaborative research and development activities. The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, consulting and other third-

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

party costs, salaries and employee benefits, supplies and materials, and allocations of various overhead and occupancy costs. Not all research and development costs are incurred by Onyx. A significant portion of the Company’s research and development expenses, approximately 93 percent in 2004, relates to the cost sharing arrangement with Bayer and represents Onyx’s share of the research and development costs incurred by Bayer. Such amounts are recorded based on invoices and other information Onyx receives from Bayer. When such invoices have not been received, Onyx must estimate the amounts owed to Bayer based on discussions with Bayer. In addition, research and development costs incurred by Onyx and reimbursed by Bayer are recorded as a reduction to research and development expense. Research and development expenses under prior collaborative research and development agreements with Warner-Lambert Company, now a subsidiary of Pfizer, Inc. (“Warner-Lambert”), for ONYX-015 in 2002 approximated the revenue recognized under the collaboration agreements, exclusive of milestone payments and up-front license fees received.

      The Company’s business is subject to significant risks, including the risks inherent in Onyx’s research and development efforts, the results of the sorafenib clinical trials, Onyx’s dependence on collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process, and competition from other products. The Company does not expect to generate revenues from the sale of proposed products in the foreseeable future.

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

      Management determines the appropriate classification of securities at the time of purchase. At December 31, 2004 and 2003, all securities are designated as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices, with any unrealized gains and losses reported in accumulated other comprehensive income. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income and (expense), net. The cost of securities sold or the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific identification method. The estimated fair values have been determined by the Company using available market information. Realized gains and losses and declines in value judged to be other than temporary are included in the statements of operations. There were no realized gains or losses in each of the years ended December 31, 2004, 2003 and 2002. Interest and dividends on securities classified as available-for-sale are included in interest income and (expense), net.

      Onyx is also subject to risks related to changes in the value of the Company’s private equity investment in Syrrx, Inc. (“Syrrx”). Fluctuations in the market value of the Company’s long-term investment may result in other-than-temporary impairment charges. The Company reports “other-than-temporary” declines in value in its statement of operations.

Property and Equipment

      Property and equipment are stated on the basis of cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally two to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally approximately five years.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Other Long-Term Assets

      For each of the years ended December 31, 2004 and 2003, other long-term assets included $375,000 in a long-term private equity investment. The Company holds a private equity investment related to the sale and license of certain assets to Syrrx in November 2001. This investment is accounted for using the cost method of accounting. The Company reviews the investment for other-than-temporary declines in fair value primarily based on analysis of Syrrx’s quarterly financial statements and recent financing activities.

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

Stock-Based Compensation

      The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) to account for employee stock options because the alternative fair value method of accounting prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

      All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The option arrangements are subject to periodic remeasurement over their vesting terms. The Company recorded compensation expense related to option grants to non-employees of $1.4 million for the year ended December 31, 2004; $1.5 million for the year ended December 31, 2003 and $326,000 for the year ended December 31, 2002.

      The pro forma information regarding net loss and loss per share prepared in accordance with SFAS 123, as amended, has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS 123. The fair value of options was estimated at the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions:

	Year Ended December 31,

	2004	2003	2002

Risk-free interest rate	2.92%	2.34%	2.90%
Expected life	3.7 years	3.0 years	2.9 years
Expected volatility	0.85	0.89	0.86
Expected dividends	None	None	None
Weighted average option fair value	$22.93	$3.48	$2.67

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosures pursuant to SFAS 123 as amended, the estimated fair value of employee stock options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Net loss — as reported	$(46,756)	$(44,969)	$(45,787)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects	(6,071)	(1,277)	(1,747)

Pro forma net loss	$(52,827)	$(46,246)	$(47,534)

Loss per share:
Basic and diluted net loss per share — as reported	$(1.36)	$(1.73)	$(2.23)

Basic and diluted net loss per share — pro forma	$(1.54)	$(1.78)	$(2.31)

      No options were granted at other than fair value for the years ended December 31, 2004, 2003 and 2002.

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

Net Loss Per Share

      Basic and diluted net loss per share are presented in conformity with SFAS No. 128, “Earnings Per Share.” Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during each period. The following potentially dilutive outstanding securities were not considered in the computation of diluted net loss per share because such securities would be antidilutive:

	December 31,

	2004	2003	2002

	(In thousands)
Stock options	2,296	1,984	2,750
Stock warrants	40	743	743

	2,336	2,727	3,493

Comprehensive Loss

      Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss. Other comprehensive loss for all periods presented is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities, which were reported separately in stockholders’ equity.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk and Significant Research and Development Collaborators

      Financial instruments that potentially subject Onyx to concentration of credit risk consist principally of cash equivalents and marketable securities. Onyx invests cash that is not required for immediate operating needs principally in money market funds and corporate securities.

      Onyx’s research and development collaborators are currently concentrated in the United States and Germany. Warner-Lambert accounted for 100 percent of revenue for the years ended December 31, 2004 and 2002.

Income Taxes

      The Company uses the liability method to account for income taxes as required by SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Segment Reporting

      The Company operates in only one segment — the discovery and development of novel cancer therapies.

Recently Issued Accounting Standard

      In December 2004, the FASB issued SFAS No. 123(R), (“SFAS 123(R)”), a revision to SFAS No. 123 “Share-Based Payment.” SFAS 123(R) supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans to be recognized in the income statement based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company would be required to implement the standard no later than the quarter that begins July 1, 2005. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      Although the Company has not determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123(R) and expects the adoption to have a significant adverse impact on the Company’s consolidated statements of operations and net loss per share.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 2.     Collaboration Agreements

Bayer Corporation

      Effective February 1994, the Company established a research and development collaboration agreement with Bayer, to discover, develop, and market compounds that inhibit the function, or modulate the activity, of the RAS signaling pathway to treat cancer and other diseases. The Company and Bayer concluded collaborative research under this agreement in 1999, and based on this research, a product development candidate, sorafenib, was identified.

      Bayer has paid all the costs of research and preclinical development of sorafenib until the Investigational New Drug application, or IND, was filed in May 2000. Under the agreement with Bayer, the Company is currently funding 50 percent of mutually agreed clinical development costs worldwide, excluding Japan. Bayer is funding 100 percent of development costs in Japan and will pay the Company a royalty on any product sales in Japan. The Company currently intends to copromote the product in the United States and, if the Company continues to cofund development and copromote in the United States, profits or losses, if any, will be shared equally in the United States. If Onyx continues to cofund but does not copromote in the United States, Bayer would first receive a portion of the product revenues to repay Bayer for its commercialization infrastructure, before determining the Company’s share of profits and losses. As Onyx does not have the right to copromote sorafenib outside the United States, Bayer would also receive this preferential distribution in all other parts of the world, except Japan where Onyx would receive a royalty on any product sales.

      The Company’s agreement with Bayer calls for creditable milestone-based payments. These amounts are interest-free and will be repayable to Bayer from a portion of any of Onyx’s future profits or royalties. The Company received $5.0 million in the third quarter of 2002 upon initiation of Phase II clinical studies and $15.0 million in the fourth quarter of 2003 based upon the initiation of a Phase III study. These payments are shown in the caption “Advance from collaboration partner” on the Company’s balance sheet. In addition, Bayer will advance Onyx $10.0 million when a New Drug Application, or NDA, is filed and a further $10.0 million following the approval of sorafenib in any one of the following countries: United States, France, Germany, Italy, Spain or the United Kingdom. At any time during product development, either company may terminate its participation in cofunding of development costs, in which case the terminating party would retain rights to receive royalties based on any sales of the product. If Onyx does not continue to bear 50 percent of product development costs, Bayer would retain exclusive, worldwide rights to sorafenib and would pay royalties to Onyx based on net sales.

      Onyx’s share for funding the clinical development costs, which commenced in fiscal year 2000, was $33.4 million for 2004, $19.4 million for 2003 and $11.8 million for 2002.

Warner-Lambert Company

Cell Cycle Agreement

      In May 1995, the Company entered into a research and development collaboration agreement with Warner-Lambert to discover and commercialize small molecule drugs that restore control of, or otherwise intervene in, the misregulated cell cycle in tumor cells. Under this agreement, the Company developed screening tests, or assays, for jointly selected targets and transferred these assays to Warner-Lambert for screening of their compound library to identify active compounds. The research term under the agreement ended in August 2001. Since that time, Warner-Lambert is now responsible for all subsequent medicinal chemistry and preclinical investigations on the active compounds. In addition, Warner-Lambert is obligated to conduct and fund all clinical development, make regulatory filings and manufacture for sale any approved collaboration compounds. The Company will receive milestone payments on clinical development and registration of any resulting products and will receive royalties on worldwide sales of the

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

products. Warner-Lambert identified PD 332991, a small molecule lead compound, that inhibits cyclin-dependent kinase 4 and began Phase I clinical trials with this drug candidate in September 2004. The initiation of clinical trials triggered a $500,000 milestone payment to the Company, which Onyx received from Warner-Lambert and recognized as revenue in October 2004.

ONYX-015 and Armed Therapeutic VirusTM Products

      Effective September 1999, the Company entered into an agreement with Warner-Lambert for the purpose of developing and commercializing ONYX-015 and two armed therapeutic viruses. In August 2001, the Company and Warner-Lambert amended the collaboration agreement, and in September 2002, the Company terminated this agreement with Warner-Lambert and regained full rights to ONYX-015 and an armed virus product. In June 2003, the Company discontinued its therapeutic virus program, including the development of ONYX-015 (See Note 10).

      The Company did not recognize any revenue under this agreement for the years ended December 31, 2004 and 2003. The Company recognized revenue of $2.7 million for the year ended December 31 2002. The fiscal 2002 amount includes $2.0 million for research funding and $722,000 related to the amortization of the $5.0 million up-front payment received in 1999. The up-front payment had been included in deferred revenue and was being recognized over the applicable research and development periods when the fees were earned, ranging from 24 to 40 months. With the termination of the agreement in September 2002, the remaining deferred balance of $200,000 was recognized as revenue. The Company did not record any expenses related to this program for the years ended December 31, 2004 and 2003, however, the Company recorded expenses of $2.4 million for the year ended December 31, 2002.

Note 3.     Investments

      Investments that are subject to concentration of credit risk are marketable securities. To mitigate this risk, the Company invests its excess cash balance in marketable debt securities, primarily United States government securities and corporate bonds and notes, with investment grade ratings. The Company limits the amount of investment exposure as to institution, maturity, and investment type. The weighted average maturity of the Company’s marketable securities as of December 31, 2004 was 5 months. Proceeds from maturities and other sales of marketable securities for the years ended December 31, 2004, 2003 and 2002 were approximately $115.6 million, $40.3 million and $25.4 million, respectively. Realized gains (losses) on these sales were immaterial for each of the years ended December 31, 2004, 2003 and 2002.

      Available-for-sale marketable securities consisted of the following at December 31:

	2004

	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

	(In thousands)
U.S. government investments:
Maturing within 1 year	$41,416	$2	$(44)	$41,374
Maturing between 1 and 2 years	10,005	—	(113)	9,892

Total government investments	51,421	2	(157)	51,266
Corporate debt investments:
Maturing within 1 year	75,594	8	(154)	75,448
Maturing between 1 and 2 years	8,742	—	(75)	8,667

Total corporate investments	84,336	8	(229)	84,115

Total available-for-sale marketable securities	$135,757	$10	$(386)	$135,381

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	2003

	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

	(In thousands)
U.S. government investments:
Maturing within 1 year	$5,261	$—	$(1)	$5,260
Maturing between 1 and 2 years	7,917	15	—	7,932

Total government investments	13,178	15	(1)	13,192
Corporate debt investments:
Maturing within 1 year	27,993	5	(11)	27,987
Maturing between 1 and 2 years	8,890	20	(1)	8,909

Total corporate investments	36,883	25	(12)	36,896

Total available-for-sale marketable securities	$50,061	$40	$(13)	$50,088

      The unrealized losses in 2004 on the Company’s investments in United States government investments and corporate debt instruments were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004.

Note 4.     Property and Equipment

      Property and equipment consist of the following:

	December 31,

	2004	2003

	(In thousands)
Computers, machinery and equipment	$1,174	$826
Furniture and fixtures	410	463
Leasehold improvements	647	2,451

	2,231	3,740
Less accumulated depreciation and amortization	(608)	(3,455)

	$1,623	$285

      Depreciation expense was $194,000, $924,000 and $1.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

      In December 2004, the Company vacated its Richmond, California headquarters and relocated to Emeryville, California. The Company recorded an impairment charge of $40,000 related to leasehold improvements, equipment and furniture and fixtures that were abandoned as a result of the facility move.

      In June 2003, the Company announced the discontinuation of the therapeutic virus program and the termination of all internal research activities. In the second half of 2003, the Company disposed of property and equipment that it no longer used and wrote-off property and equipment that had a net book value of $1.8 million. The Company recorded a net loss of $982,000 from the disposal of property and equipment, which is included in the caption “Restructuring” in the statement of operations for the year ended December 31, 2003. The Company sold property and equipment for $445,000 of which $156,000 remained as a receivable at December 31, 2003. In addition, at December 31, 2003, the Company reclassified $350,000

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

from property and equipment to other current assets for equipment that remained held-for-sale at December 31, 2003. In 2004, the Company received $595,000 from the sale of these fixed assets. There were no assets held for sale as of December 31, 2004.

Note 5.	Long-Term Obligations

      In December 2003, the Company received a $15.0 million development payment from Bayer under its collaboration agreement for the initiation of Phase III clinical trials of sorafenib. In August 2002, the Company received a $5.0 million development payment from Bayer for the initiation of Phase II clinical trials of sorafenib. Pursuant to its collaboration agreement, these amounts are repayable to Bayer from a portion of any of Onyx’s future profits or royalties. These development payments contain no provision for interest. These amounts are included in the caption “Advance from collaboration partner” in the accompanying balance sheet as of December 31, 2004.

Note 6.	Facility Leases

      In 2004, the Company entered into a new operating lease for 23,000 square feet of office space in Emeryville, California, which serves as the Company’s new corporate headquarters. The lease expires on February 28, 2010 with a renewal option at the end of the lease for an additional three years. When the Company moved into this new facility in December 2004, the Company vacated its 50,000 square foot facility in Richmond, California. The lease for this facility expires in April 2005 with an option to extend the lease for an additional five years; however, the Company has no plans to exercise this option.

      The Company also has a lease for 9,000 square feet of space in a secondary facility in Richmond, California. The Company determined that it no longer required this facility due to a reduction in force in December 2001. The lease for this facility expires in September 2010 with renewal options at the end of the lease for two subsequent five-year terms. In September 2002, the Company entered into a sublease agreement for this space through September 2010.

      Minimum annual rental commitments, net of sublease income, under all operating leases at December 31, 2004 are as follows (in thousands):

Year ending December 31:
2005	$639
2006	548
2007	561
2008	575
2009	589
Thereafter	106

$3,018

      Rent expense, net of sublease income and restructuring, for the years ended December 31, 2004, 2003 and 2002 was approximately $343,000, $577,000 and $661,000, respectively.

Note 7.	Related Party Transactions

      The Company had a loan receivable from a former employee of which approximately $275,000 was outstanding at December 31, 2003. This loan bore interest at 5.98% per annum; however, the Company had forgiven $82,000 of interest over the term of the loan through August 31, 2004. This loan was repaid in full in August 2004 per the terms of the loan agreement.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In September 2004, the Company announced that Warner-Lambert initiated Phase I clinical trials advancing PD 332991, a lead candidate from the previous cell cycle kinase discovery collaboration. As a result, the Company received a $500,000 milestone payment in October 2004, which was recorded as contract revenue from a related party.

      In November 2001, the Company sold and licensed to Syrrx assets from the Company’s small molecules discovery program, including drug targets, related reagents and assays, compound libraries and certain intellectual property rights in exchange for Syrrx preferred stock valued at $750,000, which was recorded as “Other income” at the time of the transaction. The value of the preferred stock was determined based on sales of Syrrx preferred stock for cash at the time of the transaction. The Company could receive royalties on the sales of pharmaceutical products resulting from these assets. In December 2002, due to a further round of financing completed by Syrrx, the Company recorded $100,000 as “Other expense” to reduce the carrying value of its investment. Based on a further round of financing completed by Syrrx in April 2003, the Company recorded an additional charge of $275,000 as “Other expense” to record another impairment in the carrying value of the investment in Syrrx preferred stock that the Company determined was “other-than-temporary.” At the time of the transactions mentioned above, a member of the board of directors of Onyx was a director and officer of Syrrx. This board member is no longer an officer of Syrrx. During 2004, the Company noted no additional “other-than-temporary” impairments.

Note 8.	401(k) Plan

      The Company has a 401(k) Plan that covers substantially all of its employees. Under the 401(k) Plan, eligible employees may contribute up to 15 percent of their eligible compensation, subject to certain Internal Revenue Service restrictions. The Company does not match employee contributions in the 401(k) Plan.

Note 9.	Stockholders’ Equity

Stock Options and Employee Stock Purchase Plan

      In March 1996, the Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”) covering an aggregate of 100,000 shares of common stock. At the Company’s annual meetings of stockholders in subsequent years, the stockholders approved reserving an additional 225,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan will be equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. Purchases of shares made under the Purchase Plan were 16,852 in 2004, 30,827 in 2003 and 30,726 in 2002. Since inception, a total of 273,838 shares have been issued under the Purchase Plan.

      In March 1996, the Board amended and restated the 1992 Incentive Stock Plan, renamed it as the 1996 Equity Incentive Plan (the “Incentive Plan”) and reserved 1,725,000 shares of common stock for issuance under the Incentive Plan. At the Company’s annual meetings of stockholders in subsequent years, stockholders approved reserving an additional 4,100,000 shares of common stock for issuance under the Incentive Plan. The Incentive Plan provides for grants to employees of either nonqualified or incentive options and provides for the grant to consultants of the Company of nonqualified options. The exercise price of options granted under the Incentive Plan is determined by the Board of Directors, but cannot be less than 100 percent of the fair market value of the common stock on the date of grant.

      In March 1996, the Board adopted the 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) and reserved 175,000 shares for issuance to provide for the automatic grant of nonqualified options to purchase shares of common stock to non-employee directors of the Company. At the Company’s

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

annual meetings of stockholders in subsequent years, stockholders approved reserving an additional 250,000 shares of common stock for issuance under the Directors’ Plan.

      The following table summarizes option activity under all option plans:

		Outstanding Stock Options

			Weighted
	Shares Available		Average
	for Grant	Number of Shares	Exercise Price

Balances at December 31, 2001	527,524	2,512,728	$8.68
Shares authorized	400,000	—	—
Options granted	(815,802)	815,802	$4.95
Options exercised	—	(81,044)	$0.62
Options forfeited	497,535	(497,535)	$10.01

Balances at December 31, 2002	609,257	2,749,951	$7.57
Shares authorized	700,000	—	—
Options granted	(446,973)	446,973	$6.34
Options exercised	—	(656,308)	$7.13
Options forfeited	556,932	(556,932)	$6.83

Balances at December 31, 2003	1,419,216	1,983,684	$7.65
Shares authorized	600,000	—	—
Options granted	(802,925)	802,925	$38.27
Options exercised	—	(424,265)	$7.72
Options forfeited	65,902	(65,902)	$19.85

Balances at December 31, 2004	1,282,193	2,296,442	$17.99

      The following table summarizes information about options outstanding and exercisable at December 31, 2004:

Options Outstanding				Options Exercisable

		Weighted Average
		Contractual life	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	(In years)	Exercise Price	Exercisable	Exercise Price

$ 3.82 - $ 4.78	244,024	7.5	$4.17	235,691	$4.17
$ 4.83 - $ 5.00	253,389	7.8	$4.97	253,389	$4.97
$ 5.02 - $ 6.46	271,600	6.3	$5.77	271,600	$5.77
$ 6.66 - $ 9.72	268,632	5.9	$7.92	268,632	$7.92
$ 9.94 - $11.70	273,426	5.8	$10.13	273,426	$10.13
$12.00 - $32.77	238,974	4.8	$15.68	228,974	$14.93
$32.80 - $36.13	88,500	9.8	$33.29	68,500	$33.29
$38.08	300,447	9.2	$38.08	300,447	$38.08
$38.33 - $41.69	319,500	9.5	$39.45	309,500	$39.47
$43.95 - $53.37	37,950	9.4	$48.45	37,950	$48.45

Total	2,296,442	7.3	$17.99	2,248,109	$17.75

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      At December 31, 2004, December 31, 2003 and December 31, 2002, there were no shares subject to repurchase. The Company has reserved common shares for future issuances under all stock option plans and the employee stock purchase plan as follows:

December 31,
2004

Stock options available for issuance	1,282,193
Stock options outstanding	2,296,442
Employee stock purchase plan	51,162

Total	3,629,797

      In December 2003, stock options were exercised that were not settled prior to December 31, 2003. The Company recorded a receivable of $235,000 related to these stock options. This is included in the caption “Receivable from stock option exercises” in the accompanying balance sheet as of December 31, 2003.

Preferred Stock

      The Company’s amended and restated certificate of incorporation provides that the Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. As of December 31, 2004, the Company had 5,000,000 shares of preferred stock authorized at $0.001 par value, and no shares were issued or outstanding.

Warrants

      As of December 31, 2004, there are outstanding warrants to purchase an aggregate of 39,540 shares of the Company’s common stock. A total of 743,229 warrants were issued in connection with a private placement financing in May 2002. The exercise price of these warrants is $9.59 per share. The $4.4 million fair value of the warrants was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions: a weighted-average risk-free interest rate of 4.29%, a contractual life of seven years, a volatility of 0.94 and no dividend yield, and accounted for as a stock issuance cost. Any of the outstanding warrants may be exercised by applying the value of a portion of the warrant, which is equal to the number of shares issuable under the warrant being exercised multiplied by the fair market value of the security receivable upon the exercise of the warrant, less the per share price, in lieu of payment of the exercise price per share. In 2004, the Company issued 553,835 shares of the Company’s common stock upon the exercise of 703,689 warrants, on both a cash and net exercise basis. The Company received approximately $355,000 in net cash proceeds from the exercise of warrants in 2004. The Company has reserved 39,540 common shares for future issuance for these warrants, which will expire in May 2009, unless earlier exercised.

Note 10.	Restructuring

      In June 2003, the Company announced the discontinuation of its therapeutic virus program as part of a business realignment that placed an increased priority on the development of sorafenib, Onyx’s lead product candidate that is being developed jointly with Bayer. During 2003, the Company recorded an aggregate charge of $5.5 million associated with the restructuring. These charges consist of $1.6 million related to employee severance benefits and $2.5 million related to the early termination of a process development and manufacturing agreement with XOMA US (LLC). In addition, the Company incurred aggregate charges of $1.4 million related to the discontinued use of a portion of its leased facilities and the disposal of certain property and equipment.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In 2004, the Company recorded an additional restructuring charge of $258,000 due to a change in estimate related to the discontinued use and inability to sublet a portion of the Company’s leased facility in Richmond, California. For the year ended December 31, 2004, the accrual for restructuring, consisting of charges related to the discontinued use of the Company’s leased facilities in Richmond and employee severance benefits, was $195,000. The remaining accrued restructuring costs are expected to be fully amortized by the second quarter of 2005.

      For the year ended December 31, 2003, the accrual for restructuring, consisting of charges related to the discontinued use of a portion of the Company’s leased facilities and employee severance benefits, was $325,000.

Note 11.	Income Taxes

      There is no provision for income taxes, because the Company has incurred operating losses since inception.

      Significant components of the Company’s deferred tax assets are as follows:

	December 31,

	2004	2003

	(In thousands)
Net operating loss carryforwards	$86,400	$62,400
Tax credit carryforwards	8,200	4,900
Capitalized research and development	6,900	6,100
Deferred revenue	8,000	8,000
Other	400	300

Total deferred tax assets	109,900	81,700
Valuation allowance	(109,900)	(81,700)

Net deferred tax assets	$—	$—

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $28.2 million, $17.9 million and $14.7 million in 2004, 2003 and 2002, respectively.

      At December 31, 2004, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $235.9 million and $106.2 million, respectively, which expire beginning in 2005 if not utilized. At December 31, 2004, the Company has research and development credit carryforwards for federal income tax purposes of approximately $5.6 million, which expire beginning in 2008 if not utilized. At December 31, 2004, the Company has research and development credit carryforwards for state income tax purposes of approximately $3.8 million, which do not expire.

      Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 12.     Guarantees, Indemnifications and Contingencies

Guarantees and Indemnifications

      The Company has entered into indemnity agreements with certain of its officers and directors, which provide for indemnification to the fullest extent authorized and permitted by Delaware law and the Company’s Bylaws. The agreements also provide that the Company will indemnify, subject to certain limitations, the officer or director for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be a party because such person is or was a director, officer or other agent of the Company. The term of the indemnification is for so long as the officer or director is subject to any possible claim, or threatened, pending or completed action or proceeding, by reason of the fact that such officer or director was serving the Company as a director, officer or other agent. The rights conferred on the officer or director shall continue after such person has ceased to be an officer or director as provided in the indemnity agreement. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company has not recorded any amounts as liabilities as of December 31, 2004 as the value of the guarantee is not estimable.

Contingencies

      From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that could have a material adverse affect on the financial position, results of operations or cash flows of the Company.

Note 13.	Quarterly Financial Data (Unaudited)

      The following table presents unaudited quarterly financial data of the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	2004 Quarter Ended

	December 31	September 30	June 30	March 31

	(In thousands, except per share data)
Total revenues	$500	$—	$—	$—
Net loss	(14,205)	(11,264)	(13,106)	(8,181)
Basic and diluted net loss per share	(0.40)	(0.32)	(0.38)	(0.25)

	2003 Quarter Ended

	December 31	September 30	June 30	March 31

	(In thousands, except per share data)
Total revenues	$—	$—	$—	$—
Net loss	(11,796)	(11,079)	(11,406)	(10,688)
Basic and diluted net loss per share	(0.40)	(0.40)	(0.48)	(0.47)

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

3.3(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1(1)	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(1)	Specimen Stock Certificate.

4.4(1)	Amended and Restated Information and Registration Rights Agreement dated May 30, 1994 and as amended through May 16, 1995.

10.1(1)*	Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.

10.1(i)(1) *	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 4, 1996.

10.2(1)*	Research, Development and Marketing Collaboration Agreement between Warner-Lambert Company and the Company, dated May 2, 1995.

10.2(i)(1)	Waiver of Certain Rights under the Research, Development and Marketing Agreement by Warner-Lambert Company dated as of March 28, 1996.

10.5(4)*	Technology Transfer Agreement dated April 24, 1992 between Chiron Corporation and the Company, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20, 1994 and in the Letter Agreement dated March 29, 1996.

10.6(1)	Scientific Advisory Board Consulting Agreement between Dr. Frank McCormick and the Company, as of March 29, 1996.

10.6(i)(1)	Letter Agreement for Consulting Services between Dr. Frank McCormick and the Company dated April 17, 1996.

10.9(1)+	Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.

10.13(1)+	1996 Equity Incentive Plan.

10.14(1)+	1996 Non-Employee Directors’ Stock Option Plan.

10.15(1)+	1996 Employee Stock Purchase Plan.

10.16(3)	Lease by and between Hall Properties, Inc. and the Company dated September 9, 1992, the First Amendment thereto dated April 21, 1993 and the Second Amendment thereto dated May 11, 1996.

10.17(1)+	Form of Indemnity Agreement to be signed by executive officers and directors of the Company.

10.19(5)	Letter Agreement between Dr. Allan Balmain and the Company dated August 26, 1996, as amended March 13, 1997.

10.20(6)*	Amended and restated Research, Development and Marketing Collaboration Agreement dated May 2, 1995 between the Company and Warner-Lambert Company.

10.21(6)*	Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.

10.23(6)*	Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.

10.24(7)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated February 1, 1999.

10.25(8)	Scientific Advisory Board Consulting Agreement effective September 10, 1999 between Allan Balmain and the Company including the First Amendment to Deed of Trust and Second Amended and Restated Promissory Note.

10.26(9)*	Collaboration Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.

Exhibit
Number	Description of Document

10.27(9)	Stock Put and Purchase Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.

10.28(9)	Stock Purchase Agreement between the Company and the investors dated January 18, 2000.

10.29(10)	Third Amendment to Lease by and between the Metcalf Family Living Trust Dated June 11, 1993 and the Company effective February 24, 2000.

10.31(6)*	Second Amendment to the Amended and Restated Research, Development and Marketing Agreement between Warner-Lambert and the Company dated May 2, 1995.

10.32(6)*	Second Amendment to Research, Development and Marketing Collaboration Agreement between Warner-Lambert and the Company dated July 31, 1997.

10.33(11)+	Employment Offer Letter between Leonard E. Post, Ph.D. and the Company dated July 28, 2000.

10.34(12)*	Process Development and Manufacturing Agreement between XOMA (US) LLC and Onyx Pharmaceuticals, Inc., dated January 29, 2001.

10.35(13)+	Form of Executive Change in Control Severance Benefits Agreement.

10.36(14)*	Amendment #1 to the Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.

10.37(14)*	Amendment #3 to the Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.

10.38(14)*	Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.

10.39(15)	Stock and Warrant Purchase Agreement between the Company and the investors dated May 6, 2002.

10.40(16)*	Amendment No. 1 to the Process Development and Manufacturing Agreement between the Company and XOMA (US) LLC dated April 15, 2002.

10.41(17)*	Amendment to the Collaboration Agreement between the Company and Warner-Lambert Company dated September 16, 2002.

10.42(18)	Stock Purchase Agreement between the Company and the investors dated February 13, 2003.

10.43(19)	Sublease between the Company and Siebel Systems dated August 5, 2004.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to the signature page.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been received for portions of this document.

   +  Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Onyx’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(4)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2001.

(5)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(6)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(8)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(9)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on March 1, 2000.

(10)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 1999.

(11)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(12)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 23, 2001.

(13)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(14)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(15)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 filed on June 5, 2002 (No. 333-89850).

(16)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(17)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(18)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 filed on March 25, 2003 (No. 333-104025).

(19)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.