Form 10-K/A
period 2004-12-31
ONYX PHARMACEUTICALS INC
filed 2005-03-24
CIK 1012140

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURES
EXHIBIT INDEX
Exhibit 31.2

EXPLANATORY NOTE
      We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004 to correct clerical errors that appeared in the following sections of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005:

1.	Part II, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — General and Administrative Expenses;” and

2.	Part II, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Income Taxes.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      General and Administrative Expenses. General and administrative expenses consist primarily of salaries, employee benefits, and corporate functional expenses. General and administrative expenses were $8.9 million in 2004, a net increase of $2.3 million, or 36 percent, from 2003. The increase was primarily related to $700,000 of consulting expenses for information systems, increased overhead and occupancy expenses of $800,000 allocated to general and administrative expenses, and $400,000 of costs related to satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting. General and administrative expenses were $6.6 million in 2003, an increase of $359,000, or 6 percent, from 2002. The increase was primarily due to an increase in corporate development consulting expenses and stock-based compensation expense related to consultant stock option grants. The increase to stock-based compensation expense was caused in part by the increase in our stock price in 2003 compared with 2002. We anticipate that general and administrative expenses may continue to increase moderately to support our growing infrastructure needs.
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
Income Taxes
      Since our inception, we have incurred operating losses and accordingly have not recorded a provision for income taxes for any of the periods presented and since inception. As of December 31, 2004, our net operating loss carryforwards for federal income tax purposes were approximately $235.9 million and for state income tax purposes were approximately $106.2 million. We also had federal research and development tax credit carryforwards of approximately $5.6 million. Realization of these deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. If not utilized, the net operating loss and credit carryforwards will expire at various dates beginning in 2005. Utilization of net operating losses and credits may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of our net operating loss and credit carryforwards before they can be used. Please read Note 11 of the Notes to the Financial Statements included in Item 8 of this Form 10-K for further information.
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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form  10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, County of Alameda, State of California, on the 24th day of March, 2005.

Onyx Pharmaceuticals, Inc.

By:	/s/ Hollings C. Renton

Hollings C. Renton
Chairman of the Board,
President and Chief Executive Officer
      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

Signature	Title	Date

/s/ Hollings C. Renton Hollings C. Renton	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)	March 24, 2005

/s/ Marilyn E. Wortzman Marilyn E. Wortzman	Vice President, Finance and Administration (Principal Accounting Officer)	March 24, 2005

* Paul Goddard	Director	March 24, 2005

* Antonio Grillo-López	Director	March 24, 2005

* Magnus Lundberg	Director	March 24, 2005

* Nicole Vitullo	Director	March 24, 2005

* Wendell Wierenga	Director	March 24, 2005

* Thomas G. Wiggans	Director	March 24, 2005

*By:/s/ Hollings C. Renton Hollings C. Renton, Attorney-in-fact

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.1(1)		Restated Certificate of Incorporation of the Company.

3.2(1)		Bylaws of the Company.

3.3(2)		Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1(1)		Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(1)		Specimen Stock Certificate.

4.4(1)		Amended and Restated Information and Registration Rights Agreement dated May 30, 1994 and as amended through May 16, 1995.

10.1(1)*		Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.

10.1(i)(1)	*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 4, 1996.

10.2(1)*		Research, Development and Marketing Collaboration Agreement between Warner-Lambert Company and the Company, dated May 2, 1995.

10.2(i)(1)		Waiver of Certain Rights under the Research, Development and Marketing Agreement by Warner-Lambert Company dated as of March 28, 1996.

10.5(4)*		Technology Transfer Agreement dated April 24, 1992 between Chiron Corporation and the Company, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20, 1994 and in the Letter Agreement dated March 29, 1996.

10.6(1)		Scientific Advisory Board Consulting Agreement between Dr. Frank McCormick and the Company, as of March 29, 1996.

10.6(i)(1)		Letter Agreement for Consulting Services between Dr. Frank McCormick and the Company dated April 17, 1996.

10.9(1)+		Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.

10.13(1)+		1996 Equity Incentive Plan.

10.14(1)+		1996 Non-Employee Directors’ Stock Option Plan.

10.15(1)+		1996 Employee Stock Purchase Plan.

10.16(3)		Lease by and between Hall Properties, Inc. and the Company dated September 9, 1992, the First Amendment thereto dated April 21, 1993 and the Second Amendment thereto dated May 11, 1996.

10.17(1)+		Form of Indemnity Agreement to be signed by executive officers and directors of the Company.

10.19(5)		Letter Agreement between Dr. Allan Balmain and the Company dated August 26, 1996, as amended March 13, 1997.

10.20(6)*		Amended and restated Research, Development and Marketing Collaboration Agreement dated May 2, 1995 between the Company and Warner-Lambert Company.

10.21(6)*		Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.

10.23(6)*		Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.

10.24(7)*		Amendment to Collaboration Agreement between Bayer Corporation and the Company dated February 1, 1999.

10.25(8)		Scientific Advisory Board Consulting Agreement effective September 10, 1999 between Allan Balmain and the Company including the First Amendment to Deed of Trust and Second Amended and Restated Promissory Note.

10.26(9)*		Collaboration Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.

Exhibit
Number	Description of Document

10.27(9)	Stock Put and Purchase Agreement between the Company and Warner-Lambert Company dated October 13, 1999 and effective September 1, 1999.

10.28(9)	Stock Purchase Agreement between the Company and the investors dated January 18, 2000.

10.29(10)	Third Amendment to Lease by and between the Metcalf Family Living Trust Dated June 11, 1993 and the Company effective February 24, 2000.

10.31(6)*	Second Amendment to the Amended and Restated Research, Development and Marketing Agreement between Warner-Lambert and the Company dated May 2, 1995.

10.32(6)*	Second Amendment to Research, Development and Marketing Collaboration Agreement between Warner-Lambert and the Company dated July 31, 1997.

10.33(11)+	Employment Offer Letter between Leonard E. Post, Ph.D. and the Company dated July 28, 2000.

10.34(12)*	Process Development and Manufacturing Agreement between XOMA (US) LLC and Onyx Pharmaceuticals, Inc., dated January 29, 2001.

10.35(13)+	Form of Executive Change in Control Severance Benefits Agreement.

10.36(14)*	Amendment #1 to the Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.

10.37(14)*	Amendment #3 to the Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.

10.38(14)*	Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.

10.39(15)	Stock and Warrant Purchase Agreement between the Company and the investors dated May 6, 2002.

10.40(16)*	Amendment No. 1 to the Process Development and Manufacturing Agreement between the Company and XOMA (US) LLC dated April 15, 2002.

10.41(17)*	Amendment to the Collaboration Agreement between the Company and Warner-Lambert Company dated September 16, 2002.

10.42(18)	Stock Purchase Agreement between the Company and the investors dated February 13, 2003.

10.43(19)	Sublease between the Company and Siebel Systems dated August 5, 2004.

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Power of Attorney. Reference is made to the signature page.

31.1**	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been received for portions of this document.

**	Previously filed.
   +  Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Onyx’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(4)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2001.

(5)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(6)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(8)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(9)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on March 1, 2000.

(10)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 1999.

(11)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(12)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 23, 2001.

(13)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(14)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(15)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 filed on June 5, 2002 (No. 333-89850).

(16)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(17)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(18)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 filed on March 25, 2003 (No. 333-104025).

(19)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.