Form 10-Q
period 2005-03-31
ONYX PHARMACEUTICALS INC
filed 2005-05-10
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 0-28298

ONYX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3154463

(State or other jurisdiction of	(I.R.S. Employer ID Number)
incorporation or organization)

2100 Powell Street
Emeryville, California 94608
(Address of principal executive offices)

(510) 597-6500
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

☑ Yes ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☑ Yes ☐ No

     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 35,291,034 as of May 3, 2005.

ONYX PHARMACEUTICALS, INC.

ONYX PHARMACEUTICALS, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$34,083	$74,243
Marketable securities	159,511	135,381
Receivable from collaboration partner	1,364	1,029
Other current assets	2,843	2,778

Total current assets	197,801	213,431

Property and equipment, net	1,609	1,623
Other assets	581	492

	$199,991	$215,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$815	$1,038
Payable to collaboration partner	13,583	11,520
Accrued liabilities	1,183	1,895
Accrued compensation	529	910
Accrued restructuring	84	195

Total current liabilities	16,194	15,558

Advance from collaboration partner	20,000	20,000

Commitments and contingencies

Stockholders’ equity:
Common stock	35	35
Additional paid-in capital	431,250	430,966
Accumulated other comprehensive loss	(752)	(377)
Accumulated deficit	(266,736)	(250,636)

Total stockholders’ equity	163,797	179,988

	$199,991	$215,546

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per
	share amounts)
Revenue:
License fee	$1,000	$—
Operating expenses:
Research and development	13,532	6,615
Marketing	1,954	289
General and administrative	2,846	1,801

Total operating expenses	18,332	8,705

Loss from operations	(17,332)	(8,705)

Interest income and (expense), net	1,232	524

Net loss	$(16,100)	$(8,181)

Basic and diluted net loss per share	$(0.46)	$(0.25)

Shares used in computing basic and diluted net loss per share	35,274	32,555

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net loss	$(16,100)	$(8,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126	45
Stock-based compensation to consultants	237	660
Changes in assets and liabilities:
Receivable from collaboration partner	(335)	(239)
Other current assets	(65)	60
Other assets	(89)	(8)
Accounts payable	(223)	437
Accrued liabilities and accrued restructuring	(823)	(85)
Payable to collaboration partner	2,063	(938)
Accrued compensation	(381)	219

Net cash used in operating activities	(15,590)	(8,030)

Cash flows from investing activities:
Purchases of marketable securities	(53,210)	(9,176)
Maturities of marketable securities	28,705	8,471
Capital expenditures	(118)	(42)
Proceeds from sale of fixed assets	6	434

Net cash used in investing activities	(24,617)	(313)

Cash flows from financing activities:
Net proceeds from issuances of common stock	47	150,475

Net cash provided by financing activities	47	150,475

Net (decrease) increase in cash and cash equivalents	(40,160)	142,132
Cash and cash equivalents at beginning of period	74,243	55,312

Cash and cash equivalents at end of period	$34,083	$197,444

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other future operating periods.

     The condensed balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

     For further information, refer to the financial statements and footnotes thereto included in the Onyx Pharmaceuticals, Inc. (the “Company” or “Onyx”) Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

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

     The pro forma information regarding net loss and net loss per share prepared in accordance with SFAS 123, as amended, has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method prescribed by SFAS 123. The fair value of options was estimated at the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2005	2004
Risk-free interest rate	3.54	2.51
Expected life	3.8 years	3.7 years
Expected volatility	0.77	0.60
Expected dividends	None	None
Weighted average option fair value	$15.02	$17.18

ONYX PHARMACEUTICALS, INC.

     The following table illustrates the pro forma effects on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per
	share amounts)
Net loss – as reported	$(16,100)	$(8,181)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects	(2,551)	(506)

Pro forma net loss	$(18,651)	$(8,687)

Loss per share:
Basic and diluted net loss per share – as reported	$(0.46)	$(0.25)

Basic and diluted net loss per share – pro forma	$(0.53)	$(0.27)

Note 3. Revenue

     Effective January 2005, the Company licensed exclusive rights to its p53-selective virus, ONYX-015, to Shanghai Sunway Biotech Co., Ltd. headquartered in Shanghai, People’s Republic of China. Under this agreement, Shanghai Sunway is responsible for the research, development, manufacture and commercialization of ONYX-015 worldwide. During the quarter ended March 31, 2005, the Company received a cash payment of $1.0 million in exchange for the transfer to Shanghai Sunway of the intellectual property and know-how to ONYX-015. As the Company has no further obligations under the license agreement, the $1.0 million payment was recorded as license fee revenue in the accompanying statement of operations.

Note 4. Net Loss Per Share

     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during each period. Potentially dilutive outstanding securities consisting of 3,048,892 stock options and warrants as of March 31, 2005 and 2,778,092 stock options and warrants as of March 31, 2004 were not included in the computation of diluted net loss per share because their effect would have been antidilutive.

Note 5. Comprehensive Loss

     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity. Comprehensive loss and its components are as follows:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Net loss – as reported	$(16,100)	$(8,181)
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale securities	(375)	28

Comprehensive loss	$(16,475)	$(8,153)

ONYX PHARMACEUTICALS, INC.

Note 6. Restructuring

     In June 2003, the Company restructured its operations and discontinued its therapeutic virus program in order to place an increased priority on the development of sorafenib, Onyx’s lead product candidate that is being developed jointly with Bayer Pharmaceuticals Corporation. During 2003, the Company recorded an aggregate charge of $5.5 million associated with the restructuring. In the second quarter of 2004, the Company recorded an additional restructuring charge of $258,000 due to a change in estimate related to the discontinued use and inability to sublet a portion of the Company’s leased facility in Richmond, California. At March 31, 2005, the accrual for restructuring was $84,000, consisting of charges related to the discontinued use of a portion of the Company’s leased facilities and employee severance benefits. The remaining accrued restructuring costs are expected to be fully paid during the second quarter of 2005.

Note 7. Recent Accounting Development

     In December 2004, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation,” effective for reporting periods beginning after June 15, 2005. SFAS 123(R) supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans to be recognized in the income statement based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. On April 14, 2005, the Securities and Exchange Commission adopted a rule amendment that delayed the compliance dates for SFAS 123(R) such that the Company is now allowed to adopt the new standard no later than January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

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

     Although the Company has not determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123(R) and expects the adoption to have a material impact on the Company’s consolidated statements of operations and net loss per share.

Note 8. Subsequent Event

     In April 2005, the Company redeemed its investment in Syrrx Inc. as a result of the acquisition of Syrrx by Takeda Pharmaceutical Company Limited. The Company received cash of $750,000 as a result of the redemption and will record a gain of $375,000 as other income in the quarter ending June 30, 2005.

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

Overview

     We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. With our collaborators, we are developing small molecule, orally available drugs with the goal of changing the way cancer is treated.TM

     Our lead drug candidate, sorafenib (formerly known as BAY 43-9006), is currently in Phase III clinical development with our collaborator, Bayer Pharmaceuticals Corporation. Together with Bayer, we are conducting multiple clinical trials of sorafenib. To date, we have treated approximately 2,000 patients. In October 2003, we initiated a pivotal Phase III clinical trial after reaching written agreement via a Special Protocol Assessment, or SPA, with the Food and Drug Administration, or FDA, in patients with advanced renal cell carcinoma, also known as kidney cancer.

     In March 2005, we and Bayer announced that an independent data monitoring committee, or DMC, had reviewed the safety and efficacy data from the Phase III kidney cancer trial. Based on its analysis, the DMC concluded that the trial met its surrogate endpoint resulting in statistically significant longer progression-free survival in those patients administered sorafenib versus those patients administered placebo. Progression-free survival, or PFS, is a measure of the time that a patient lives without significant tumor growth.

     In April 2005, we and Bayer announced that the companies were recommending that all patients in this Phase III kidney cancer trial be offered access to sorafenib. This decision followed further review of data from the recent analysis of PFS, as well as additional discussions with the principal investigators, the DMC, and with regulatory authorities. As a result of the PFS analysis, we and Bayer are preparing a New Drug Application, or NDA, for possible approval in the United States.

     In May 2005, we and Bayer announced that sorafenib has been accepted into the FDA Pilot 1 Program for continuous marketing applications. The Pilot 1 Program was designed for therapies that have been granted Fast Track status by the FDA and that have the potential to provide important therapeutic benefit over available therapy. Sorafenib was granted Fast Track status for kidney cancer in March 2004. If we receive FDA approval for sorafenib, we would anticipate a United States commercial launch as early as the first half of 2006.

     In March 2005, we and Bayer announced the initiation of a Phase III clinical trial of sorafenib in patients with advanced hepatocellular carcinoma, or liver cancer. We and Bayer also plan to initiate an additional Phase III clinical trial of sorafenib in patients with malignant melanoma. We and Bayer are sponsoring multiple Phase II clinical trials of sorafenib for the treatment of breast, non-small cell lung and other cancers, as well as ten Phase Ib trials evaluating its use in combination with other anticancer agents. Two single-agent Phase II trials of sorafenib in patients with kidney cancer and in patients with liver cancer were completed in 2004. There are also multiple studies underway being conducted by the Cancer Therapy Evaluation Program, or CTEP, of the National Cancer Institute, or NCI.

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

ONYX PHARMACEUTICALS, INC.

332991, a small molecule cell cycle inhibitor targeting a cyclin-dependent kinase, or CDK. In September 2004, we announced that Pfizer initiated Phase I clinical testing of this CDK4 inhibitor.

     In 2003, we restructured our operations and discontinued our therapeutic virus program in order to place an increased priority on the development of sorafenib. Effective January 2005, Onyx licensed exclusive rights to our p53-selective virus, ONYX-015, to Shanghai Sunway Biotech Co., Ltd. headquartered in Shanghai, People’s Republic of China. Under this agreement, Shanghai Sunway is responsible for the research, development, manufacture and commercialization of ONYX-015 worldwide. We received a payment of $1.0 million that we recorded as license fee revenue. We may receive additional payments if Shanghai Sunway achieves certain clinical, regulatory and commercial events. We will also receive royalties on net sales of ONYX-015, if any.

     We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, due to expenses associated with the development and commercialization of sorafenib. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 2005, our accumulated deficit was approximately $266.7 million.

     Our business is subject to significant risks, including the risks inherent in our development and commercialization efforts, the results of the sorafenib clinical trials, our dependence on collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. For a discussion of these and some of the other risks and uncertainties affecting our business, see “Business Risks.” We currently have no products that have received marketing approval, and we have generated no revenues from the sale of products. We do not expect to generate revenues, if any, from the sale of proposed products until at least 2006 and expect that until at least that time all of our revenues, if any, will be generated from collaboration agreements.

Critical Accounting Policies and the Use of Estimates

     Critical accounting policies are those that require significant estimates, assumptions and judgments by management about matters that are inherently uncertain at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies related to research and development expenses and use of estimates to be critical policies. Significant estimations used in 2005 included assumptions used in the determination of stock-based compensation related to stock options granted to non-employees. Actual results could differ materially from these estimates. There have been no changes to our critical accounting policies since we filed our 2004 Annual Report on Form 10-K, as amended, for the year ended December 31, 2004, with the Securities and Exchange Commission, or SEC. For a description of our critical accounting policies, please refer to our 2004 Annual Report on Form 10-K, as amended.

Recent Accounting Development

     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123(R), “Share-Based Payment,” a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, effective for reporting periods beginning after June 15, 2005. SFAS 123(R) supersedes Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans to be recognized in the income statement based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. On April 14, 2005, the SEC adopted a rule amendment that delayed the compliance dates for SFAS 123(R) such that we are now allowed to adopt the new standard no later than January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b)

ONYX PHARMACEUTICALS, INC.

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

     Although we have not determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123(R) and expect the adoption to have a material impact on our consolidated statements of operations and net loss per share.

Results of Operations

Three months ended March 31, 2005 and 2004

Revenue

     Effective January 2005, we licensed exclusive rights to our p53-selective virus, ONYX-015, to Shanghai Sunway Biotech Co., Ltd. headquartered in Shanghai, People’s Republic of China. Under this agreement, Shanghai Sunway is responsible for the research, development, manufacture and commercialization of ONYX-015 worldwide. We received a payment of $1.0 million, which was recorded as license fee revenue, and may receive additional payments if Shanghai Sunway achieves certain clinical, regulatory and commercial events. We may also receive royalties on net sales of ONYX-015, if any. We recorded no revenue for the three months ended March 31, 2004.

Research and Development Expenses

     Research and development expenses were $13.5 million for the three months ended March 31, 2005, a net increase of $6.9 million, or 105 percent, from $6.6 million in the same period in 2004. In the three months ended March 31, 2005, expenses related to Onyx’s share of the codevelopment costs with Bayer for sorafenib increased by $7.5 million as compared to the same period in 2004. Sorafenib development costs reflect multiple ongoing Phase Ib and Phase II clinical trials, a Phase III kidney cancer trial initiated in the fourth quarter of 2003 and a Phase III trial in liver cancer initiated in the first quarter of 2005. The increase in expenses related to Onyx’s share of the codevelopment costs with Bayer for sorafenib was partially offset by $620,000 decreased expenses related to our 2003 restructuring that discontinued our therapeutic virus program. It is anticipated that research and development expenses will continue to increase in future periods as the clinical trial program of sorafenib advances and new trials are initiated.

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

ONYX PHARMACEUTICALS, INC.

associated with process development and manufacturing as well as marketing. For a discussion of the risks and uncertainties associated with the timing and cost of completing a product development phase, see our “Business Risks” section below.

				Research and Development
				Expenses
				For the Three Months
				Ended
				March 31,
			Phase of Development –
Product	Description	Collaborator	Estimated Completion	2005	2004
				(In thousands)
Sorafenib	Small Molecule Inhibitor of tumor cell proliferation and angiogenesis, targeting RAF kinase, VEGFR-2 and PDGFR-B	Bayer	Phase I — 2004 Phase II-Unknown Phase III-Unknown	$13,132	$5,595
Therapeutic Viruses Programs	Programs discontinued during the second quarter of 2003.	—	—	400	1,020

		Total Research and Development Expenses		$13,532	$6,615

Marketing Expenses

     Marketing expenses consist primarily of salaries and employee benefits, consulting and other third-party costs, and allocations for overhead and occupancy costs. Marketing expenses were $2.0 million for the three months ended March 31, 2005, a net increase of $1.7 million from $289,000 in the same period in 2004. The increase was due to employee related costs for additional hires as well as third-party costs incurred by Onyx and Bayer in establishing a commercial infrastructure in anticipation of our product launch of sorafenib. It is anticipated that marketing expenses will increase in future periods as we develop our marketing capabilities in order for us to copromote sorafenib with Bayer in the United States should sorafenib receive FDA approval.

General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and employee benefits, and corporate functional expenses. General and administrative expenses were $2.8 million for the three months ended March 31, 2005, a net increase of $1.0 million, or 58 percent, from $1.8 million in the same period in 2004. The change was due to increased spending required to support our growing infrastructure needs, including employee-related costs for additional headcount, as well as costs associated with our new corporate office. In the first quarter of 2004, the lower occupancy costs in our former facility reflected prior restructuring write downs related to the discontinued use of a portion of that leased facility and the disposal of certain property and equipment. We anticipate that general and administrative expenses may continue to increase in the remainder of 2005 as compared to first quarter expenses to support our growing infrastructure needs.

Interest Income and (Expense), net

     We had net interest income of $1.2 million for the three months ended March 31, 2005, an increase of $708,000 from $524,000 in the same period in 2004, primarily due to higher interest rates as well as higher average cash and investment balances in the current quarter resulting from our February 2004 sale of equity securities from which we received $148.3 million in net cash proceeds.

Liquidity and Capital Resources

     Since our inception, our cash expenditures have substantially exceeded our revenues, and we have relied primarily on the proceeds from the sale of equity securities to fund our operations.

ONYX PHARMACEUTICALS, INC.

     At March 31, 2005, we had cash, cash equivalents and marketable securities of $193.6 million, compared to $209.6 million at December 31, 2004. The decrease of $16.0 million was attributable to net cash used in operations of $15.6 million. The cash was used primarily for cofunding the clinical development program and the development of a commercial infrastructure with Bayer for sorafenib.

     Total capital expenditures for equipment and leasehold improvements for the three-month period ended March 31, 2005, were $118,000. We currently expect to make expenditures for capital equipment and leasehold improvements of up to $900,000 for the remainder of 2005.

     We believe that our existing capital resources and interest thereon will be sufficient to fund our current and planned operations into 2007. However, if we change our development plans, we may need additional funds sooner than we expect. In addition, we anticipate that our codevelopment costs for the sorafenib program will increase over the next several years as the Phase III clinical trial program advances. While these costs are unknown at the current time, we may need to raise additional capital to continue the cofunding of the program in future periods beyond 2007. We intend to seek this additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

Business Risks

Sorafenib (formerly known as BAY 43-9006) is our only product candidate currently in Phase II and Phase III clinical development, and our ability to promote additional candidates to clinical development is constrained. If sorafenib is not successfully commercialized, we may be unable to identify and promote alternative product candidates and our business would fail.

     Sorafenib is our only product candidate in Phase II and Phase III clinical development. In June 2003, following an unsuccessful search for new collaboration partners for our therapeutic virus product candidates, including ONYX-015 and ONYX-411, we announced that we were discontinuing the development of all therapeutic virus product candidates, eliminating all employee positions related to these candidates and terminating all related research and manufacturing capabilities. As a result, we do not have internal research and preclinical development capabilities. Our remaining scientific and administrative employees are dedicated to managing our relationship with Bayer, and the development of sorafenib, but are not actively discovering or developing new product candidates. As a result of the termination of our therapeutic virus program and drug discovery programs, we do not have a clinical development pipeline beyond sorafenib. If sorafenib is not successful in clinical trials, does not receive marketing approval or is not successfully commercialized, we may be unable to identify and promote alternative product candidates to later stage clinical development, which would cause our business to fail.

Our clinical trial of sorafenib in kidney cancer may not yield statistically significant overall survival data, which may negatively impact the commercialization of sorafenib.

     In March 2005, an independent data monitoring committee reviewed the safety and efficacy data from our ongoing Phase III trial of sorafenib in kidney cancer and concluded that the trial met its surrogate endpoint, resulting in statistically significant longer progression-free survival in those patients administered sorafenib versus those patients administered placebo. As a result, we and Bayer are preparing a New Drug Application, or NDA, seeking approval of sorafenib to treat patients with kidney cancer in the United States. We are also in discussion with regulators about possible approval in other territories.

     In April 2005, we and Bayer recommended that all patients in the companies' ongoing Phase III kidney cancer trial be offered access to sorafenib. This decision followed further review of the progression-free survival data, as well as additional discussions with the principal investigators, an independent data monitoring committee, and with regulatory authorities. As a result, patients who were previously administered placebo in the trial may now elect to receive sorafenib. This action is expected to significantly reduce the number of patients in the trial receiving placebo, and will negatively impact our ability to collect survival data for sorafenib in kidney cancer patients. As a result, we believe we may not be able to obtain statistically significant data on overall survival of patients with kidney cancer participating in this clinical trial. We and Bayer are planning to file for approval of sorafenib based on the progression-free survival data.

     We and Bayer do not know whether regulatory authorities, including the Food and Drug Administration, or FDA, and its foreign counterparts, will grant full approval to sorafenib as a treatment for kidney cancer on the basis of the surrogate endpoint and without statistically significant overall survival data. It is possible that in the absence of statistically significant overall survival data, sorafenib will not receive full marketing approval, or will not receive approval in some countries. Lack of marketing approval in a particular country would prevent us from selling sorafenib in that country, which could harm our business. If sorafenib is approved as a treatment for advanced kidney cancer based on statistically significant longer progression-free survival data, it may be at a competitive disadvantage to third parties' drugs that are approved based on overall patient survival, which could impair our ability to successfully market sorafenib.

ONYX PHARMACEUTICALS, INC.

If our clinical trials fail to demonstrate that sorafenib is safe and effective for cancer types other than kidney cancer, we will be unable to broadly commercialize sorafenib as a treatment for cancer, and our business may fail.

     In collaboration with Bayer, we are conducting multiple clinical trials of sorafenib. We have completed Phase I single-agent clinical trials of sorafenib. We are currently conducting a number of Phase Ib clinical trials of sorafenib in combination with other anticancer agents. Phase I trials are not designed to test the efficacy of a drug candidate but rather to test safety; to study pharmacokinetics, or how drug concentrations in the body change over time; to study pharmacodynamics, or how the drug candidate acts on the body over a period of time; and to understand the drug candidate's side effects at various doses and schedules.

     With Bayer, we have completed Phase II clinical trials of sorafenib in kidney and liver cancer and are currently conducting Phase II clinical trials in breast, non-small cell lung and other cancers. Phase II trials are designed to explore the efficacy of a product candidate in several different types of cancers and are normally randomized and double-blinded to ensure that the results are due to the effects of the drug. In October 2003 we and Bayer initiated a Phase III clinical trial to treat patients with advanced kidney cancer. We and Bayer initiated a second Phase III clinical trial of sorafenib in patients with liver cancer in March 2005 and are planning a third Phase III clinical trial of sorafenib in patients with malignant melanoma. Phase III trials are designed to more rigorously test the efficacy of a product candidate and are also normally randomized and double-blinded.

     Although we believe we have demonstrated the efficacy and tolerability of sorafenib in patients with advanced kidney cancer, in other types of cancer the efficacy of sorafenib has not been proven. Historically, many companies have failed to demonstrate the effectiveness of pharmaceutical product candidates in Phase III clinical trials notwithstanding favorable results in Phase I or Phase II clinical trials. In addition, if previously unforeseen and unacceptable side effects are observed, we may not proceed with further clinical trials of sorafenib. In our clinical trials, we treat patients who have failed conventional treatments and who are in advanced stages of cancer. During the course of treatment, these patients may die or suffer adverse medical effects for reasons unrelated to sorafenib. These adverse effects may impact the interpretation of clinical trial results, which could lead to an erroneous conclusion regarding the toxicity or efficacy of sorafenib.

     Our clinical trials may fail to demonstrate that sorafenib is safe and effective as a treatment for types of cancer other than kidney cancer, which would prevent us from marketing sorafenib as a treatment for those other types of cancer, limiting the potential market for the product, which may cause our business to fail.

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

     Under our agreement with Bayer, we have the opportunity to fund 50 percent of clinical development costs worldwide except in Japan, where Bayer will fund 100 percent of development costs and pay us a royalty on net sales. We are currently funding 50 percent of development costs for sorafenib and depend on Bayer to fund the balance of these costs. Our collaboration agreement with Bayer does not, however, create an obligation for either us or Bayer to fund the development

ONYX PHARMACEUTICALS, INC.

of sorafenib, or any other product candidate. If a party declines to fund development or ceases to fund development of a product candidate under the collaboration agreement, then that party will be entitled to receive a royalty on any product that is ultimately commercialized, but not to share in profits. Bayer could, upon 60 days notice, elect at any time to terminate its cofunding of the development of sorafenib. If Bayer terminates its cofunding of sorafenib development, we may be unable to fund the development costs on our own and may be unable to find a new collaborator, which could cause our business to fail.

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

ONYX PHARMACEUTICALS, INC.

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

     We rely on Bayer, academic institutions and clinical research organizations to conduct, supervise or monitor clinical trials involving sorafenib. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own.

     In addition, we expect to directly supervise and monitor certain planned Phase II and Phase III clinical trials of sorafenib for the treatment of malignant melanoma. Onyx has not conducted a clinical trial that has led to an NDA filing. Consequently, we may not have the necessary capabilities to successfully execute and complete these planned clinical trials in a way that leads to approval of sorafenib for the target indication. Failure to commence or complete, or delays in, any of our planned clinical trials would prevent us from commercializing sorafenib in melanoma, and thus seriously harm our business.

We face intense competition and rapid technological change, and many of our competitors have substantially greater managerial resources than we have.

     We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market product candidates that will compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials, and others are approved. Competitors that target the same tumor types as our sorafenib program and that have commercial products or product candidates in clinical development include Pfizer, Novartis International AG, AstraZeneca PLC, OSI Pharmaceuticals, Inc., Genentech, Inc., Chiron Corporation, and Abgenix, Inc., among others. Novartis, Pfizer, Wyeth, and others have investigational agents for advanced kidney cancer in clinical development. A number of companies have small molecules targeting Vascular Endothelial Growth Factor, or VEGF; VEGF receptors; Epidermal Growth Factor, or EGF; EGF receptors; and other enzymes. These agents include antibodies and small molecules. In particular, OSI Pharmaceuticals with TarcevaTM and AstraZeneca with IRESSATM are developing small molecule inhibitors of the EGF receptor tyrosine kinase. Both drugs have been approved in the United States. Companies working on developing antibody approaches include ImClone Systems, Inc. with Erbitux and Abgenix with antibodies targeting EGF receptors. Erbitux has been approved in the United States. Genentech has AvastinTM, an antibody targeting VEGF, which has received approvals in the United States and the European Union. Avastin has also been reported to have activity in kidney cancer and is currently in a Phase III trial for kidney cancer. We believe several companies have small molecule compounds in clinical development that target MEK, an enzyme that is also involved in the RAS signaling pathway. Pfizer has recently announced that its multi-kinase inhibitor, SU11248, has proven effective in treating Gleevec resistant gastrointestinal stromal tumors, or GIST, and it is expected to file for FDA approval. SU11248 is also being tested in clinical trials to treat other tumor types, including kidney cancer. It is possible that SU11248 will receive FDA marketing approval for treatment of GIST and/or kidney cancer before sorafenib receives FDA marketing approval in any indication. After its approval for treatment of GIST, medical practitioners may use SU11248 off-label to treat other tumor types, including kidney cancer, even if the compound has not yet received marketing approval for use in these other indications. This potential off-label use or approved use of SU11248 may affect the sales of sorafenib if and when sorafenib receives marketing approval. Wyeth is conducting a Phase III study of CCI-779, an mTOR inhibitor, in patients with advanced kidney cancer. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for or be used in combination with sorafenib. We believe that other companies have inhibitors of kinases in preclinical or clinical development that could be potential competitors to sorafenib.

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

     Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing product candidates before we do. If we receive FDA approval and commence commercial product sales, we will compete against companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience.

ONYX PHARMACEUTICALS, INC.

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

     We will require substantial additional funds to conduct the costly and time-consuming clinical trials necessary to develop sorafenib, pursue regulatory approval and commercialize this product candidate. Our future capital requirements will depend upon a number of factors, including:

•	the size and complexity of our sorafenib program;

•	decisions made by Bayer and Onyx to alter the size, scope and schedule of clinical development;

•	our receipt of milestone-based payments;

•	the ability to manufacture sufficient drug supply to complete clinical trials;

•	progress with clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the cost involved in enforcing patent claims against third parties and defending claims by third parties (both of which are shared with Bayer);

•	the costs associated with acquisitions or licenses of additional products;

•	competing technological and market developments; and

•	product commercialization activities.

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

     We believe that our existing capital resources and interest thereon will be sufficient to fund our current development plans into 2007. However, if we change our development plans, we may need additional funds sooner than we expect. In addition, we anticipate that our codevelopment costs for the sorafenib program will increase over the next several years as the Phase III clinical trial program advances and new trials are initiated. While these costs are unknown at the current time, we expect that we will need to raise substantial additional capital to continue the cofunding of the sorafenib program in future periods. We may have to curtail our funding of sorafenib if we cannot raise sufficient capital. If we do not cofund development of sorafenib, we will receive a royalty on future sales of any product that is ultimately commercialized, instead of a share of profits.

We have a history of losses, and we expect to continue to incur losses.

     Our net loss for the year ended December 31, 2002 was $45.8 million, for the year ended December 31, 2003 was $45.0 million, and for the year ended December 31, 2004 was $46.8 million. Our net loss for the three months ended March 31, 2005 was $16.1 million. As of March 31, 2005, we had an accumulated deficit of approximately $266.7 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs. In addition, we are incurring precommercial marketing expenses in anticipation of our commercial launch. It is not unusual for patients to be offered access to investigational compounds in late-stage clinical development. Such programs, if initiated, involve substantial costs. We derived no revenues from product sales or royalties. We expect to incur significant and increasing operating losses over the next several years as we expand our clinical trial activities and establish our commercial infrastructure. We expect our operating losses to increase with our cofunding of ongoing sorafenib clinical trial costs under our collaboration agreement with Bayer.

     We do not expect to generate revenues from the sale of proposed products until at least 2006, and we must repay the milestone-based advances we receive from Bayer from our future profits and royalties, if any. Our ability to achieve profitability depends upon success by us and Bayer in completing development of sorafenib, obtaining required regulatory approvals and manufacturing and marketing the approved product.

We do not have manufacturing expertise or capabilities and are dependent on third parties to fulfill our manufacturing needs, which could result in the delay of clinical trials or regulatory approval.

ONYX PHARMACEUTICALS, INC.

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

     Our future success will depend in large part on the continued services of our management personnel, including Hollings C. Renton, our Chairman, President and Chief Executive Officer, and each of our other executive officers. The loss of the services of one or more of these key employees could have an adverse impact on our business. We do not maintain key person life insurance on any of our officers, employees or consultants, other than for our chief executive officer. Any of our key personnel could terminate their employment with us at any time and without notice. We depend on our continued ability to attract, retain and motivate highly qualified personnel. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions.

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

     Even if our product development efforts are successful and even if the requisite regulatory approvals are obtained, sorafenib or any future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community or the market may not be as large as forecasted. One factor that may affect market acceptance of our product candidates is the availability of third-party reimbursement. Our commercial success may depend, in part, on the availability of adequate reimbursement for patients from third-party healthcare payors, such as government and private health insurers and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and services and their reimbursement practices may affect the price levels for our product candidates. In addition, the market for our product candidates may be limited by third-party payors who establish lists of approved products and do not provide reimbursement for products not listed. If our product candidates are not on the approved lists, the sales of our product candidates may suffer.

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

ONYX PHARMACEUTICALS, INC.

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

ONYX PHARMACEUTICALS, INC.

     In the case of sorafenib, the global patent applications related to this product candidate are held by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. At present, it is anticipated that, if issued, the United States patent related to sorafenib will expire in 2022, subject to possible patent-term extension, the entitlement to which and the term of which cannot presently be calculated. Patent applications for sorafenib are also pending throughout the world. As of March 31, 2005, we owned or had licensed rights to 51 United States patents and 34 United States patent applications and, generally, foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.

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

ONYX PHARMACEUTICALS, INC.

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

Our stock price is volatile.

     The market price of our common stock has been volatile and is likely to continue to be volatile. For example, during the period beginning January 1, 2002 and ending March 31, 2005, the closing sales price for one share of our common stock reached a high of $58.75 and a low of $3.59. Factors affecting our stock price include:

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

     Our executive officers, directors and five-percent stockholders own, in the aggregate, approximately 42 percent of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

     Bayer, a collaborative party, has the right to have its nominee elected to our board of directors as long as we continue to collaborate on the development of a compound. Because of these rights and ownership and voting arrangements, our

ONYX PHARMACEUTICALS, INC.

officers, directors and principal stockholders may be able to effectively control the election of all members of the board of directors and to determine all corporate actions.

We are at risk of securities class action litigation due to our expected stock price volatility.

     In the past, stockholders have often brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us, because biotechnology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. Following our announcement in October 2004 of Phase II clinical trial data in patients with advanced kidney cancer, our stock price declined significantly. Our closing stock price on the last trading day before the announcement was $40.81, and our closing stock price on the day of the announcement was $27.34. We may in the future be the target of securities class action litigation. Securities litigation could result in substantial costs, could divert management’s attention and resources, and could seriously harm our business, financial condition and results of operations.

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

ONYX PHARMACEUTICALS, INC.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, and investment grade government and non-government debt securities. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of March 31, 2005, the fair value of our portfolio would decline by approximately $1.1 million.

     The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at March 31:

	March 31, 2005			December 31, 2004
			Average			Average
		Fair Value	Interest		Fair Value	Interest
	Maturity	(In millions)	Rate	Maturity	(In millions)	Rate
Cash equivalents, fixed rate	0 - 3 months	$34.1	2.54%	0 - 2 months	$74.2	2.09%
Marketable securities, fixed rate	0 - 24 months	$159.5	2.84%	0 - 16 months	$135.4	2.18%

     We did not hold any derivative instruments as of March 31, 2005, and we have not held derivative instruments in the past. However, our investment policy does allow us to use derivative financial instruments for the purposes of hedging foreign currency denominated obligations. Our cash flows are denominated in U.S. dollars.

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

     Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ONYX PHARMACEUTICALS, INC.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 3, 2005, Onyx issued an aggregate of 1,773 shares of its common stock to Edward Hurwitz pursuant to the cashless exercise of a warrant dated May 7, 2002. The warrant was exercisable for 2,500 shares of common stock and had an exercise price of $9.59 per share. In connection with the exercise, the number of shares issuable pursuant to the warrant was reduced by 727 shares pursuant to the operation of the cashless exercise provisions in the warrant. The issuance of the shares pursuant to this warrant was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) promulgated thereunder as a transaction not involving any public offering.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (1)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Stock Certificate. (1)

10.44	2005 Base Salaries for Named Executive Officers. (3)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (4)

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on March 14, 2005.

ONYX PHARMACEUTICALS, INC.

(4)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

ONYX PHARMACEUTICALS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.
Date: May 9, 2005	By:	/s/ Hollings C. Renton
Hollings C. Renton
Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)

Date: May 9, 2005	By:	/s/ Marilyn E. Wortzman
Marilyn E. Wortzman
Vice President, Finance and Administration (Principal Accounting Officer)

ONYX PHARMACEUTICALS, INC.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (1)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Stock Certificate. (1)

10.44	2005 Base Salaries for Named Executive Officers. (3)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (4)

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on March 14, 2005.

(4)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.