Form 10-Q
period 2005-06-30
ONYX PHARMACEUTICALS INC
filed 2005-08-09
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
☑ Yes ☐ No
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 35,359,280 as of August 3, 2005.

ONYX PHARMACEUTICALS, INC.

ONYX PHARMACEUTICALS, INC.
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,071	$74,243
Marketable securities	159,281	135,381
Receivable from collaboration partner	3,411	1,029
Other current assets	4,107	2,778

Total current assets	184,870	213,431
Property and equipment, net	1,577	1,623
Other assets	90	492

	$186,537	$215,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$850	$1,038
Payable to collaboration partner	13,736	11,520
Accrued liabilities	4,287	1,895
Accrued compensation	906	910
Accrued restructuring	—	195

Total current liabilities	19,779	15,558
Advance from collaboration partner	20,000	20,000
Commitments and contingencies

Stockholders’ equity:
Common stock	35	35
Additional paid-in capital	432,134	430,966
Accumulated other comprehensive loss	(534)	(377)
Accumulated deficit	(284,877)	(250,636)

Total stockholders’ equity	146,758	179,988

	$186,537	$215,546

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Revenue:
License fee	$—	$—	$1,000	$—

Operating expenses:
Research and development	12,079	9,795	25,611	16,410
Marketing	5,362	1,471	7,316	1,760
General and administrative	2,478	2,278	5,324	4,079
Restructuring	—	258	—	258

Total operating expenses	19,919	13,802	38,251	22,507

Loss from operations	(19,919)	(13,802)	(37,251)	(22,507)

Interest income and (expense), net	1,403	696	2,635	1,220
Other income	375	—	375	—

Net loss	$(18,141)	$(13,106)	$(34,241)	$(21,287)

Basic and diluted net loss per share	$(0.51)	$(0.38)	$(0.97)	$(0.63)

Shares used in computing basic and diluted net loss per share	35,313	34,723	35,293	33,639

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	( In thousands)
Cash flows from operating activities:
Net loss	$(34,241)	$(21,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	278	85
Gain on sale of investment	(375)	—
Noncash restructuring charges	—	258
Gain on sale of fixed assets	(6)	—
Forgiveness of note receivable	—	8
Stock-based compensation to consultants	355	1,037
Changes in assets and liabilities:
Receivable from collaboration partner	(2,382)	(638)
Other current assets	(954)	(1,166)
Other assets	402	(3)
Accounts payable	(188)	151
Accrued liabilities	2,197	(235)
Payable to collaboration partner	2,216	1,600
Accrued compensation	(4)	(177)

Net cash used in operating activities	(32,702)	(20,367)

Cash flows from investing activities:
Purchases of marketable securities	(160,261)	(98,386)
Maturities of marketable securities	136,204	21,954
Capital expenditures	(232)	(68)
Proceeds from sale of fixed assets	6	451

Net cash used in investing activities	(24,283)	(76,049)

Cash flows from financing activities:
Net proceeds from issuances of common stock	813	152,182

Net cash provided by financing activities	813	152,182

Net increase (decrease) in cash and cash equivalents	(56,172)	55,766
Cash and cash equivalents at beginning of period	74,243	55,312

Cash and cash equivalents at end of period	$18,071	$111,078

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other future operating periods.
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
Note 2. Stock-Based Compensation
     The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), to account for employee stock options, because the alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.92%	3.24%	3.61%	2.83%
Expected life	3.9 years	3.8 years	3.8 years	3.7 years
Expected volatility	0.73	0.58	0.76	0.59
Expected dividends	None	None	None	None
Weighted average option fair value	$16.88	$18.12	$15.36	$17.60

ONYX PHARMACEUTICALS, INC.
     The following table illustrates the pro forma effects on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net loss — as reported	$(18,141)	$(13,106)	$(34,241)	$(21,287)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects	(3,297)	(1,138)	(5,845)	(1,644)

Pro forma net loss	$(21,438)	$(14,244)	$(40,086)	$(22,931)

Net loss per share:
Basic and diluted net loss per share — as reported	$(0.51)	$(0.38)	$(0.97)	$(0.63)

Basic and diluted net loss per share — pro forma	$(0.61)	$(0.41)	$(1.14)	$(0.68)

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
Note 4. Net Loss Per Share
     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during each period. Potentially dilutive outstanding securities consisting of 3,101,558 stock options and warrants as of June 30, 2005 and 2,655,994 stock options and warrants as of June 30, 2004 were not included in the computation of diluted net loss per share because their effect would have been antidilutive.
Note 5. Comprehensive Loss
     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity. Comprehensive loss and its components are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)
Net loss — as reported	$(18,141)	$(13,106)	$(34,241)	$(21,287)
Other comprehensive loss:
Net unrealized gain (loss) on available-for-sale securities	218	(381)	(157)	(353)

Comprehensive loss	$(17,923)	$(13,487)	$(34,398)	$(21,640)

ONYX PHARMACEUTICALS, INC.
Note 6. Restructuring
     In June 2003, the Company restructured its operations and discontinued its therapeutic virus program in order to place an increased priority on the development of sorafenib, Onyx’s lead product candidate that is being developed jointly with Bayer Pharmaceuticals Corporation. During 2003, the Company recorded an aggregate charge of $5.5 million associated with the restructuring. In the second quarter of 2004, the Company recorded an additional restructuring charge of $258,000 due to a change in estimate related to the discontinued use and inability to sublet a portion of the Company’s former leased facility in Richmond, California. As of June 30, 2005, all restructuring costs have been fully paid.
Note 7. Recent Accounting Development
     In December 2004, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”), a revision to SFAS No. 123 Accounting for Stock-Based Compensation, effective for reporting periods beginning after June 15, 2005. SFAS 123(R) supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans to be recognized in the income statement based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In April 2005, the Securities and Exchange Commission adopted a rule amendment that delayed the compliance dates for SFAS 123(R) such that the Company is now allowed to adopt the new standard no later than January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:
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
Note 8. Investment in Syrrx Inc.
     In April 2005, the Company redeemed its investment in Syrrx Inc. as a result of the acquisition of Syrrx by Takeda Pharmaceutical Company Limited. The Company received cash of $750,000 as a result of the redemption, which resulted in a gain of $375,000, which was recorded as other income in the quarter ended June 30, 2005.
Note 9. Subsequent Event
     In August 2005, the Company received the third milestone advance from Bayer for $10 million in connection with the filing of the New Drug Application, or NDA, for sorafenib.

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
Overview
     We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. With our collaborators, we are developing small molecule, orally available drugs with the goal of changing the way cancer is treated.TM
     Our lead drug candidate, sorafenib (formerly known as BAY 43-9006), is currently in Phase III clinical development with our collaborator, Bayer Pharmaceuticals Corporation. Together with Bayer, we are conducting multiple clinical trials of sorafenib. To date, we have treated more than 2,000 patients. In October 2003, we initiated a pivotal Phase III clinical trial after reaching written agreement via a Special Protocol Assessment, or SPA, with the Food and Drug Administration, or FDA, in patients with advanced renal cell carcinoma, also known as kidney cancer. Patients participating in the study had one previous systemic cancer treatment prior to enrolling in the study.
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
     In April 2005, we and Bayer announced that the companies were recommending that all patients in this Phase III kidney cancer trial be offered access to sorafenib. In May 2005, we and Bayer announced the availability of sorafenib in the United States through a treatment protocol for eligible individuals with advanced kidney cancer. These decisions followed further review of data from the analysis of PFS, as well as additional discussions with the principal investigators, the DMC, and the FDA.
     In May 2005, we and Bayer announced that sorafenib has been accepted into the FDA Pilot 1 Program for continuous marketing applications. The Pilot 1 Program was designed for therapies that have been granted Fast Track status by the FDA and that have the potential to provide important therapeutic benefit over available therapy. Sorafenib was granted Fast Track status for kidney cancer in March 2004. In July 2005, we and Bayer completed the submission of a New Drug Application, or NDA, seeking approval to market sorafenib in the United States to treat advanced kidney cancer. If we receive FDA approval for sorafenib, we would anticipate a United States commercial launch as early as the first half of 2006.
     In March 2005, we and Bayer announced the initiation of a Phase III clinical trial of sorafenib in patients with advanced hepatocellular carcinoma, or liver cancer. In May 2005, we and Bayer also initiated an additional Phase III clinical trial of sorafenib in patients with malignant melanoma. We and Bayer are sponsoring multiple Phase II clinical trials of sorafenib for the treatment of breast, non-small cell lung, melanoma and other cancers, as well as several Phase Ib trials evaluating its use in combination with other anticancer agents. Two single-agent Phase II trials of sorafenib in patients with kidney cancer and in patients with liver cancer were completed in 2004. There are also multiple studies underway being conducted by the Cancer Therapy Evaluation Program, or CTEP, of the National Cancer Institute, or NCI, as well as under the sponsorship of the Eastern Cooperative Oncology Group, or ECOG.

ONYX PHARMACEUTICALS, INC.
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
     In 2003, we restructured our operations and discontinued our therapeutic virus program in order to place an increased priority on the development of sorafenib. Effective January 2005, Onyx licensed exclusive rights to our p53-selective virus, ONYX-015, to Shanghai Sunway Biotech Co., Ltd. headquartered in Shanghai, People’s Republic of China. Under this agreement, Shanghai Sunway is responsible for the research, development, manufacture and commercialization of ONYX-015 worldwide. We received an upfront payment of $1.0 million that we recorded as license fee revenue. We may receive additional payments if Shanghai Sunway achieves certain clinical, regulatory and commercial events. We will also receive royalties on net sales of ONYX-015, if any.
     We have not been profitable since inception and expect to incur substantial and increasing losses for the foreseeable future, due to expenses associated with the development and commercialization of sorafenib. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 2005, our accumulated deficit was approximately $284.9 million.
     Our business is subject to significant risks, including the risks inherent in our development and commercialization efforts, the lengthy, expensive and uncertain regulatory approval process, the results of the sorafenib clinical trials, our dependence on collaborative parties, uncertainties associated with obtaining and enforcing patents and competition from other products. For a discussion of these and some of the other risks and uncertainties affecting our business, see “Business Risks.” We currently have no products that have received marketing approval, and we have generated no revenues from the sale of products. We do not expect to generate revenues, if any, from the sale of proposed products until at least 2006 and expect that until that time all of our revenues, if any, will be generated from collaboration agreements.
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
Recent Accounting Development
     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123(R), Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, or SFAS 123, effective for reporting periods beginning after June 15, 2005. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans to be recognized in the income statement based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In April 2005, the SEC adopted a rule amendment that delayed the

ONYX PHARMACEUTICALS, INC.
compliance dates for SFAS 123(R) such that we are now allowed to adopt the new standard no later than January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:
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
Results of Operations
Three and six months ended June 30, 2005 and 2004
Revenue
     We recorded no product revenue for the three month periods ended June 30, 2005 and 2004. Effective January 2005, we licensed exclusive rights to our p53-selective virus, ONYX-015, to Shanghai Sunway Biotech Co., Ltd. headquartered in Shanghai, People’s Republic of China. Under this agreement, Shanghai Sunway is responsible for the research, development, manufacture and commercialization of ONYX-015 worldwide. We received a payment of $1.0 million, which was recorded as license fee revenue during the six months ended June 30, 2005. We may receive additional payments if Shanghai Sunway achieves certain clinical, regulatory and commercial events and may also receive royalties on net sales of ONYX-015, if any. We recorded no revenue for the six months ended June 30, 2004.
Research and Development Expenses
     Research and development expenses were $12.1 million for the three months ended June 30, 2005, a net increase of $2.3 million, or 23 percent, from $9.8 million in the same period in 2004. In the three months ended June 30, 2005, expenses related to Onyx’s share of the codevelopment costs with Bayer for sorafenib increased by $2.8 million as compared to the same period in 2004. Sorafenib development costs reflect the pivotal Phase III kidney cancer trial, a Phase III trial in liver cancer initiated in the first quarter of 2005 and a Phase III trial in metastatic melanoma initiated in May 2005, as well as multiple on going Phase Ib and II clinical trials. The increase in expenses related to Onyx’s share of the codevelopment costs with Bayer for sorafenib was partially offset by a $500,000 decrease in expenses related to our therapeutic virus program which was discontinued in 2003.
     Research and development expenses were $25.6 million for the six months ended June 30, 2005, a net increase of $9.2 million, or 56 percent, from $16.4 million in the same period in 2004. In the six months ended June 30, 2005, expenses for Onyx’s share of the codevelopment costs with Bayer for sorafenib increased by $10.4 million as compared to the same period in 2004 due to the ongoing codevelopment costs associated with sorafenib as well as the new liver and metastatic melanoma Phase III trials initiated in the first half of 2005. The increase in sorafenib program expenses was partially offset by a $1.2 million decrease in expenses for the therapeutic virus program which was terminated in 2003. It is anticipated that research and development expenses will continue to increase in future periods as the clinical trial program of sorafenib advances and additional trials are initiated.
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

ONYX PHARMACEUTICALS, INC.
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

				Research and Development Expenses
				For the Three Months		For the Six Months
				Ended June 30,		Ended June 30,
			Phase of
			Development –
		Collabo-	Estimated
Product	Description	rator	Completion	2005	2004	2005	2004

					(In thousands)
Sorafenib	Small molecule multi-kinase inhibitor of tumor cell proliferation and angiogenesis, targeting RAF kinase, VEGFR-2, PDGFR-ß, KIT, and FLT-3	Bayer	Phase I — 2004 Phase II—Unknown Phase III—Unknown	$12,032	$9,197	$25,164	$14,792

Therapeutic Virus Programs	Programs discontinued during the second quarter of 2003.	—	—	47	598	447	1,618

	Total Research and Development Costs			$12,079	$9,795	$25,611	$16,410

Marketing Expenses
     Marketing expenses consist primarily of salaries and employee benefits, consulting and other third-party costs, and allocations for overhead and occupancy costs. Marketing expenses were $5.4 million for the three months ended June 30, 2005, a net increase of $3.9 million, from $1.5 million in the same period in 2004. Marketing expenses were $7.3 million for the six months ended June 30, 2005, a net increase of $5.6 million, from $1.8 million in the same period in 2004. The increase was due to employee related costs for additional marketing personnel as well as third-party costs incurred by Onyx and Bayer as we establish a commercial infrastructure in anticipation of our product launch of sorafenib in the first half of 2006. It is anticipated that sales and marketing expenses will increase in future periods as we develop our commercial capabilities in order for us to copromote sorafenib with Bayer in the United States should sorafenib receive FDA approval.
General and Administrative Expenses
     General and administrative expenses consist primarily of salaries and employee benefits, and corporate functional expenses. General and administrative expenses were $2.5 million for the three months ended June 30, 2005, a net increase of $200,000, or 9 percent, from $2.3 million in the same period in 2004. General and administrative expenses were $5.3 million for the six months ended June 30, 2005, a net increase of $1.2 million, or 31 percent, from $4.1 million in the same period in 2004. The increase was due primarily to the fact that the first half of 2004 benefited from lower occupancy costs in our former facility related to the discontinuance of our therapeutic virus program. We anticipate that general and administrative expenses may continue to increase in future periods to support the continued infrastructure growth.
Restructuring

ONYX PHARMACEUTICALS, INC.
     In June 2003, we restructured our operations and discontinued our therapeutic virus program in order to place an increased priority on the development of sorafenib, our lead product candidate that is being developed jointly with Bayer. During 2003, the Company recorded an aggregate charge of $5.5 million associated with the restructuring. In the second quarter of 2004, the Company recorded an additional restructuring charge of $258,000 due to a change in estimate related to the discontinued use and inability to sublet a portion of our former leased facility in Richmond, California. As of June 30, 2005, all restructuring costs have been fully paid. We did not record any restructuring charges during the three and six months ended June 30, 2005.
Interest Income and (Expense), net
     We had net interest income of $1.4 million for the three months ended June 30, 2005, an increase of $700,000 from $700,000 in the same period in 2004, and net interest income of $2.6 million for the six months ended June 30, 2005, an increase of $1.4 million, from $1.2 million, in the same period in 2004.The increases were primarily due to higher interest rates as well as higher average investment balances in the first half of 2005 resulting from our February 2004 sale of equity securities from which we received $148.3 million in net cash proceeds.
Other Income
     In April 2005, we redeemed our investment in Syrrx Inc. as a result of the acquisition of Syrrx by Takeda Pharmaceutical Company Limited. We received cash of $750,000 as a result of the redemption, which resulted in a gain of $375,000, which was recorded as other income for the three and six months ended June 30, 2005. No other income was recorded for the three months and six months ended June 30, 2004.
Liquidity and Capital Resources
     Since our inception, we have incurred losses, and we have relied primarily on the proceeds from the sale of equity securities to fund our operations.
At June 30, 2005, we had cash, cash equivalents and marketable securities of $177.4 million, compared to $209.6 million at December 31, 2004. The decrease of $32.3 million was attributable to net cash used in operations of $32.7 million. The cash was used primarily for cofunding the clinical development program for sorafenib and the development of a commercial infrastructure with Bayer. In August 2005, we received the third milestone advance from Bayer for $10 million in connection with the filing of the NDA, for sorafenib. The final milestone payment of $10 million will be triggered by the approval of sorafenib in the United States.
     Total capital expenditures for equipment and leasehold improvements for the six-month period ended June 30, 2005, were $232,000. We currently expect to make expenditures for capital equipment and leasehold improvements of approximately $700,000 for the remainder of 2005.
     We believe that our existing capital resources and interest thereon will be sufficient to fund our current and planned operations into 2007. However, if we change our development plans, we may need additional funds sooner than we expect. In addition, we anticipate that our codevelopment costs for the sorafenib program will increase over the next several years as the Phase III clinical trial program advances and we build out our commercial capability. While these costs are unknown at the current time, we may need to raise additional capital to continue the cofunding of the program in future periods beyond 2007. We intend to seek any required additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.
Business Risks

ONYX PHARMACEUTICALS, INC.
Sorafenib (formerly known as BAY 43-9006) is our only product candidate currently in Phase II and Phase III clinical development, and our ability to promote additional candidates to clinical development is constrained. If sorafenib is not successfully commercialized, we may be unable to identify and promote alternative product candidates and our business would fail.
     Sorafenib is our only product candidate in Phase II and Phase III clinical development. In June 2003, following an unsuccessful search for new collaboration partners for our therapeutic virus product candidates, including ONYX-015 and ONYX-411, we announced that we were discontinuing the development of all therapeutic virus product candidates, eliminating all employee positions related to these candidates and terminating all related research and manufacturing capabilities. As a result, we do not have internal research and preclinical development capabilities. Our scientific and administrative employees are dedicated to managing our relationship with Bayer, and the development of sorafenib, but are not actively discovering or developing new product candidates. As a result of the termination of our therapeutic virus program and drug discovery programs, we do not have a clinical development pipeline beyond sorafenib. If sorafenib is not successful in clinical trials, does not receive marketing approval or is not successfully commercialized, we may be unable to identify and promote alternative product candidates to later stage clinical development, which would cause our business to fail.
Our clinical trial of sorafenib in kidney cancer may not yield statistically significant overall survival data, which may negatively impact the commercialization of sorafenib.
     In March 2005, an independent data monitoring committee reviewed the safety and efficacy data from our ongoing Phase III trial of sorafenib in kidney cancer and concluded that the trial met its surrogate endpoint, resulting in statistically significant longer progression-free survival in those patients administered sorafenib versus those patients administered placebo. As a result, in July 2005, we and Bayer filed a New Drug Application, or NDA, seeking approval of sorafenib to treat patients with kidney cancer in the United States. We are also in discussion with regulators about possible approval in other territories.
     In April 2005, we and Bayer recommended that all patients in the companies’ ongoing Phase III kidney cancer trial be offered access to sorafenib. This decision followed further review of the progression-free survival data, as well as additional discussions with the principal investigators, an independent data monitoring committee, and the Food and Drug Administration, or FDA. As a result, patients who were previously administered placebo in the trial may now elect to receive sorafenib. This action has reduced the number of patients in the trial receiving placebo and may negatively impact our ability to obtain statistically significant data on overall survival of patients with kidney cancer participating in this clinical trial.
     In July 2005, we and Bayer filed for approval of sorafenib based on the progression-free survival data. We and Bayer do not know whether regulatory authorities, including the FDA and its foreign counterparts, will grant full approval to sorafenib as a treatment for kidney cancer on the basis of the progression-free survival endpoint and without statistically significant overall survival data. It is possible that in the absence of statistically significant overall survival data, sorafenib will not receive full marketing approval, or will not receive approval in some countries. Lack of marketing approval in a particular country would prevent us from selling sorafenib in that country, which could harm our business. If sorafenib is approved as a treatment for advanced kidney cancer based on statistically significant longer progression-free survival data, it may be at a competitive disadvantage to third parties’ drugs if they are approved based on overall patient survival, which could impair our ability to successfully market sorafenib.
We expect the number of therapies available for the treatment of kidney cancer could rapidly increase, which could harm the prospects for sorafenib in this indication.
     Currently, the most commonly used therapeutic agents for patients suffering from metastatic kidney cancer are interleukin-2 (IL-2) and interferon-alpha (IFN). With the development and approval of new anticancer therapies, it is anticipated that the initial, or first-line, treatment for many of these patients could shift to the new therapeutic products.
     For example, Genentech’s Avastin has been reported to have activity in kidney cancer, and Genentech has indicated that Avastin is now being used off-label for treatment of some kidney cancer patients. In addition, Avastin is currently in a Phase III trial for kidney cancer, which, if successful, could result in marketing approval in this indication.

ONYX PHARMACEUTICALS, INC.
Pfizer recently announced that its investigational drug, Sutent, a multi-kinase inhibitor, has proven effective in treating Gleevec-resistant gastrointestinal stromal tumors, or GIST. Sutent is also being tested to treat other tumor types, including Phase II and Phase III trials in kidney cancer patients, some of whom are second-line patients, or have been previously treated, and some of whom are first-line patients. It is possible that Sutent will receive FDA marketing approval for treatment of GIST and/or kidney cancer before sorafenib receives FDA marketing approval in any indication. Pfizer recently announced that it intends, in August 2005, to file an NDA for Sutent in both GIST and kidney cancer. Even if only approved for treatment of GIST, medical practitioners may use Sutent off-label to treat other tumor types, including kidney cancer, even if the compound has not yet received marketing approval for use in these other indications. In addition, Wyeth is conducting a Phase III study of CCI-779, an mTOR inhibitor, in patients with advanced kidney cancer. Pfizer also has an earlier stage compound, AG-013736, a multi-kinase inhibitor, which is being evaluated in kidney cancer patients, in clinical development.
     As a result of these and other developments, a number of new therapeutic products may become available to treat metastatic kidney cancer, either on an off-label or approved basis, within a short period of time. With the potential availability of multiple drugs, the price and usage of these agents maybe impacted, which could affect our potential revenues and profits. In addition, it is not currently known which of these potential new kidney cancer products will be used as first-line therapy. The use of any first-line agent may limit the use of an agent with a similar mechanism of action in second line patients. While sorafenib has not been approved as either a first or second-line therapy, our Phase III trial of sorafenib in kidney cancer was for the treatment of patients having previously received systemic therapy. If sorafenib is approved only as a second-line therapy for kidney cancer, the successful introduction of new first-line therapies could significantly reduce the potential market for sorafenib in this indication. Decreased demand or price for sorafenib would harm our ability to realize revenue from sorafenib, should it be approved, which could cause our stock price to fall.
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
     With Bayer, we have completed Phase II clinical trials of sorafenib in kidney and liver cancer and are currently conducting Phase II clinical trials in breast, non-small cell lung, melanoma and other cancers. Phase II trials are designed to explore the efficacy of a product candidate in several different types of cancers and may be randomized and double-blinded to ensure that the results are due to the effects of the drug. In October 2003 we and Bayer initiated a Phase III clinical trial to treat patients with advanced kidney cancer. In addition, in March 2005, we and Bayer initiated a Phase III clinical trial of sorafenib in patients with liver cancer. In May 2005, we and Bayer initiated a Phase III clinical trial of sorafenib in combination with the chemotherapeutic agents carboplatin and pactitaxel in patients with malignant melanoma. Phase III trials are designed to more rigorously test the efficacy of a product candidate and are normally randomized and double-blinded.
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

ONYX PHARMACEUTICALS, INC.
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
     Our collaboration agreement with Bayer calls for Bayer to advance us creditable milestone-based payments. To date, Bayer has advanced us $30 million for achievement of specific milestones. Any funds advanced under the agreement are repayable out of a portion of our future profits and royalties, if any, from any of our products.
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

ONYX PHARMACEUTICALS, INC.
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
     In addition, we are directly supervising and monitoring certain Phase II and Phase III clinical trials of sorafenib for the treatment of malignant melanoma. Onyx has not conducted a clinical trial that has led to an NDA filing. Consequently, we may not have the necessary capabilities to successfully execute and complete these planned clinical trials in a way that leads to approval of sorafenib for the target indication. Failure to commence or complete, or delays in, any of our planned clinical trials would prevent us from commercializing sorafenib in melanoma, and thus seriously harm our business.
We face intense competition and rapid technological change, and many of our competitors have substantially greater managerial resources than we have.
     We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market product candidates that will compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials, and others are approved. Competitors that target the same tumor types as our sorafenib program and that have commercial products or product candidates in clinical development include Pfizer,

ONYX PHARMACEUTICALS, INC.
Novartis International AG, AstraZeneca PLC, OSI Pharmaceuticals, Inc., Genentech, Inc., Chiron Corporation, and Abgenix, Inc., among others. A number of companies have small molecules targeting Vascular Endothelial Growth Factor, or VEGF; VEGF receptors; Epidermal Growth Factor, or EGF; EGF receptors; and other enzymes. These agents include antibodies and small molecules. OSI Pharmaceuticals with TarcevaTM, a small molecule inhibitor of the EGF receptor tyrosine kinase has been approved in the United States for treatment of non-small cell lung cancer. Companies working on developing antibody approaches include ImClone Systems, Inc., which has developed, Erbitux and Abgenix, each of which is an antibody targeting EGF receptors. Erbitux has been approved in the United States and the European Union for treatment of colorectal cancer. Genentech has developed AvastinTM, an antibody targeting VEGF, which has received approvals in the United States and the European Union for treatment of colorectal cancer. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for sorafenib.
     Our trial was conducted to treat patients who have been treated with prior therapy (second-line patients). Our competitors may seek approval of their drugs to treat patients who have not received prior therapy (first-line patients), as well as second-line patients. If our competitors are successful and succeed in obtaining approval to treat first-line patients this could put us at a competitive disadvantage.
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
     Developments by competitors may render our product candidates obsolete or noncompetitive. We face and will continue to face intense competition from other companies for collaborations with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions, and for licenses to proprietary technology. These competitors, either alone or with collaborative parties, may succeed with technologies or products that are more effective than ours.
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

ONYX PHARMACEUTICALS, INC.
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
     Our net loss for the year ended December 31, 2002 was $45.8 million, for the year ended December 31, 2003 was $45.0 million, and for the year ended December 31, 2004 was $46.8 million. Our net loss for the six months ended June 30, 2005 was $34.2 million. As of June 30, 2005, we had an accumulated deficit of approximately $284.9 million. We have incurred these losses principally from costs incurred in our research and development programs and from our general and administrative costs. In addition, we are incurring precommercial marketing expenses in anticipation of our commercial launch. It is not unusual for patients to be offered access to investigational compounds in late-stage clinical development. Such programs, if initiated, involve substantial costs. We derived no revenues from product sales or royalties. We expect to incur significant and increasing operating losses over the next several years as we expand our clinical trial activities and establish our commercial infrastructure. We expect our operating losses to increase with our cofunding of ongoing sorafenib clinical trial costs under our collaboration agreement with Bayer.
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
We do not have manufacturing expertise or capabilities and are dependent on Bayer to fulfill our manufacturing needs, which could result in the delay of clinical trials or regulatory approval.
     Under our collaboration agreement with Bayer, Bayer has the manufacturing responsibility to supply sorafenib for clinical trials and to support any commercial requirements. However, should Bayer give up its right to codevelop sorafenib,

ONYX PHARMACEUTICALS, INC.
we would have to manufacture sorafenib, or contract with another third party to do so for us. We lack the resources, experience and capabilities to manufacture sorafenib or any future product candidates on our own and would require substantial funds to establish these capabilities. Consequently, we are, and expect to remain, dependent on third parties to manufacture our product candidates and products, if any. These parties may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance and shortage of qualified personnel. These third parties may not perform as agreed or may not continue to manufacture our products for the time required by us to successfully market our products. These third parties may fail to deliver the required quantities of our products, if any, or product candidates on a timely basis and at commercially reasonable prices. Failure by these third parties could delay our clinical trials and our applications for regulatory approval. If these third parties do not adequately perform, we may be forced to incur additional expenses to pay for the manufacture of products or to develop our own manufacturing capabilities.
We have the right to copromote sorafenib in the United States, but we do not have significant marketing or sales experience or capabilities.
     We have the right under our collaboration agreement with Bayer to copromote sorafenib in the United States in conjunction with Bayer. In order to copromote sorafenib, we are in the process of developing commercial capabilities and hiring sales and marketing personnel. We intend to invest in our commercialization infrastructure through the end of 2005. However, we may not successfully establish marketing and sales capabilities or have sufficient resources to do so.
     If we do not further develop marketing and sales capabilities, we will be unable to meet our copromotion obligations under our collaboration agreement, which could result in the loss of our copromotion rights. If we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations, and we will incur additional expenses. We will receive no return on our investment in sales and marketing capabilities if sorafenib does not receive marketing approval. If sorafenib is not approved, none of the sales and marketing capabilities we have developed will be utilized, and we will be unable to recoup the expense of developing these capabilities.
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
We expect to significantly expand our sales and marketing capabilities, and any difficulties managing this growth could disrupt our operations.
     We expect to significantly expand our sales and marketing capabilities by increasing expenditures in these areas, hiring additional employees and expanding the scope of our current operations. Future growth will require us to continue to recruit and train additional qualified personnel, which may impose a strain on our administrative and operational infrastructure. The competition for qualified personnel in the biopharmaceutical field is intense. We are highly dependent on our continued ability to attract, retain and motivate highly-qualified management, sales and marketing and clinical and scientific personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. If we are unable to manage our growth effectively, we may not be able to implement our business plan.
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

ONYX PHARMACEUTICALS, INC.
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

ONYX PHARMACEUTICALS, INC.
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
     In the case of sorafenib, the global patent applications related to this product candidate are held by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. At present, it is anticipated that, if issued, the United States patent related to sorafenib will expire in 2022, subject to possible patent-term extension, the entitlement to which and the term of which cannot presently be calculated. Patent applications for sorafenib are also pending throughout the world. As of June 30, 2005, we owned or had licensed rights to 52 United States patents and 34 United States patent applications and, generally, foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.
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

ONYX PHARMACEUTICALS, INC.
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
Our stock price is volatile.
     The market price of our common stock has been volatile and is likely to continue to be volatile. For example, during the period beginning January 1, 2002 and ending June 30, 2005, the closing sales price for one share of our common stock reached a high of $58.75 and a low of $3.59. Factors affecting our stock price include:
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

ONYX PHARMACEUTICALS, INC.
•	announcements by us or our competitors of technological innovations or new commercial therapeutic products;

•	published reports by securities analysts;

•	statements of governmental officials; and

•	changes in healthcare reimbursement policies.
Existing stockholders have significant influence over us.
     Our executive officers, directors and five-percent stockholders own, in the aggregate, approximately 47 percent of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.
     Bayer, a collaborative party, has the right, which it is not currently exercising to have its nominee elected to our board of directors as long as we continue to collaborate on the development of a compound. Because of these rights and ownership and voting arrangements, our officers, directors, principal stockholders and collaborator may be able to effectively control the election of all members of the board of directors and to determine all corporate actions.
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

ONYX PHARMACEUTICALS, INC.
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
     We have entered into change of control severance agreements with each of our executive officers. These agreements provide for the payment of severance benefits and the acceleration of stock option vesting if the executive officer’s employment is terminated within 13 months of a change of control of Onyx. These changes of control severance agreements may have the effect of preventing a change of control.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, and investment grade government and non-government debt securities. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of June 30, 2005, the fair value of our portfolio would decline by approximately $1.0 million.
     The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at:

	June 30, 2005			December 31, 2004
			Average			Average
		Fair Value	Interest		Fair Value	Interest
	Maturity	(In millions)	Rate	Maturity	(In millions)	Rate
Cash equivalents, fixed rate	0 — 2 months	$18.1	2.86%	0 — 2 months	$74.2	2.09%
Marketable securities, fixed rate	0 — 21 months	$159.3	3.03%	0 — 16 months	$135.4	2.18%
     We did not hold any derivative instruments as of June 30, 2005, and we have not held derivative instruments in the past. However, our investment policy does allow us to use derivative financial instruments for the purposes of hedging foreign currency denominated obligations. Our cash flows are denominated in U.S. dollars.

ONYX PHARMACEUTICALS, INC.
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
     Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ONYX PHARMACEUTICALS, INC.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on June 1, 2005. The results of the matters voted upon at the meeting were:
(a)	Each of the nominees to the Board of Directors was elected to serve until our annual meeting of stockholders in 2008. The nominees were: Magnus Lundberg; 27,291,723 common shares for, none against and 285,481 withheld; and Hollings C. Renton; 27,283,958 common shares for, none against and 293,246 withheld. The term of office of directors Paul Goddard, Antonio J. Grillo-López and Wendell D. Wierenga continues until our annual meeting of stockholders in 2006. The term of office of directors Nicole Vitullo and Thomas G. Wiggans continues until our annual meeting of stockholders in 2007.

(b)	The stockholders approved the adoption of the 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan is intended as the successor to, and a continuation of, our 1996 Equity Incentive Plan and our 1996 Non-Employee Directors’ Stock Option Plan: 14,888,065 common shares for, 1,510,520 against, 17,304 abstaining and 11,161,315 broker non-votes.

(c)	The stockholders ratified the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005: 27,503,887 common shares for, 62,926 against and 10,391 abstaining.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
3.1	Restated Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (1)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Stock Certificate. (1)

10.45	Onyx Pharmaceuticals, Inc. 2005 Equity Incentive Plan. (3)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (4)

ONYX PHARMACEUTICALS, INC.

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on June 7, 2005.

(4)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

ONYX PHARMACEUTICALS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.
Date: August 9, 2005	By:	/s/ Hollings C. Renton
Hollings C. Renton
Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial Officer)

Date: August 9, 2005	By:	/s/ Marilyn E. Wortzman
Marilyn E. Wortzman
Vice President, Finance and Administration (Principal Accounting Officer)

ONYX PHARMACEUTICALS, INC.
EXHIBIT INDEX
3.1	Restated Certificate of Incorporation of the Company. (1)

3.2	Bylaws of the Company. (1)

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. (2)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Specimen Stock Certificate. (1)

10.45	Onyx Pharmaceuticals, Inc. 2005 Equity Incentive Plan. (3)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350). (4)

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on June 7, 2005.

(4)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.