Form 10-Q
period 2006-03-31
ONYX PHARMACEUTICALS INC
filed 2006-05-10
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________
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
Yes☑ No☐
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
Yes☐ No☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 41,405,119 as of May 3, 2006.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ONYX PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$22,930	$46,064
Marketable securities	235,378	228,754
Receivable from collaboration partner	3,947	4,350
Other current assets	4,742	3,935

Total current assets	266,997	283,103
Long-term marketable securities	—	9,862
Property and equipment, net	1,441	1,617
Other assets	83	83

	$268,521	$294,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$237	$581
Payable to collaboration partner	8,976	30,823
Accrued liabilities	2,218	1,343
Accrued clinical trials and related expenses	6,866	5,567
Accrued compensation	2,633	3,111

Total current liabilities	20,930	41,425
Advance from collaboration partner	40,000	30,000

Commitments and contingencies

Stockholders’ equity:
Common stock	41	41
Additional paid-in capital	574,772	569,800
Receivable from stock option exercises	(12)	(24)
Accumulated other comprehensive loss	(1,048)	(767)
Accumulated deficit	(366,162)	(345,810)

Total stockholders’ equity	207,591	223,240

	$268,521	$294,665

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except per
	share amounts)
Revenue:
License fee	$—	$1,000

Operating expenses:
Net expense from unconsolidated joint business	4,102	—
Research and development	7,800	13,532
Selling, general and administrative	11,623	4,800

Total operating expenses	23,525	18,332

Loss from operations	(23,525)	(17,332)

Interest income, net	3,173	1,232

Net loss	$(20,352)	$(16,100)

Basic and diluted net loss per share	$(0.49)	$(0.46)

Shares used in computing basic and diluted net loss per share	41,292	35,274

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2006	2005
	( In thousands)
Cash flows from operating activities:
Net loss	$(20,352)	$(16,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188	126
Stock-based compensation	3,753	237
Changes in assets and liabilities:
Receivable from collaboration partner	403	(335)
Prepaid expenses and other current assets	(807)	(65)
Other assets	—	(89)
Accounts payable	(344)	(223)
Accrued liabilities	875	(800)
Accrued clinical trials and related expenses	1,299	88
Payable to collaboration partner	(21,847)	2,063
Accrued compensation	(478)	(381)
Accrued restructuring	—	(111)

Net cash used in operating activities	(37,310)	(15,590)

Cash flows from investing activities:
Purchases of marketable securities	(67,243)	(53,210)
Maturities of marketable securities	70,200	28,705
Capital expenditures	(12)	(118)
Proceeds from sale of fixed assets	—	6

Net cash provided by (used in) investing activities	2,945	(24,617)

Cash flows from financing activities:
Advance from collaboration partner	10,000	—
Net proceeds from issuances of common stock	1,231	47

Net cash provided by financing activities	11,231	47

Net decrease in cash and cash equivalents	(23,134)	(40,160)
Cash and cash equivalents at beginning of period	46,064	74,243

Cash and cash equivalents at end of period	$22,930	$34,083

See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
Note 1.   Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other future operating periods.
     The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
     For further information, refer to the financial statements and footnotes thereto included in the Onyx Pharmaceuticals, Inc. (the “Company” or “Onyx”) Annual Report on Form 10-K for the year ended December 31, 2005.
Note 2.   Net Expense from Unconsolidated Joint Business
     Nexavar is currently marketed and sold in the United States for the treatment of advanced kidney cancer, with regulatory applications pending in the European Union, as well as other territories internationally. Nexavar received approval to treat patients with advanced kidney cancer in Mexico in April 2006 and in Switzerland, after nepherectomy and prior palliative or adjuvant therapy with cytokines, in March 2006. Onyx co-promotes Nexavar in the United States with Bayer Pharmaceuticals Corporation, or Bayer, under collaboration and co-promotion agreements. On March 6, 2006, Onyx and Bayer entered into a Co-Promotion Agreement to co-promote Nexavar in the United States. This agreement amends the original 1994 Collaboration Agreement and supersedes the provisions of that agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the Collaboration Agreement continue to govern. Under the terms of the Co-Promotion Agreement and consistent with the Collaboration Agreement, Onyx and Bayer will share equally in the profits or losses of Nexavar, if any, in the United States, subject only to the Company’s continued co-funding of the development costs of Nexavar worldwide, excluding Japan. The collaboration was created through a contractual arrangement, not through a joint venture or other legal entity.
     In the United States, Onyx contributes half of the overall number of sales force personnel required to market and promote Nexavar and half of the medical science liaisons to support Nexavar. Each of Onyx and Bayer bears its own sales force and medical science liaison expenses. These expenses are not included in the calculation of the profits or losses of the collaboration.
     Bayer provides all product distribution and all marketing support services, including managed care, customer service, order entry and billing, for Nexavar in the United States. Bayer is compensated for distribution expenses based on a fixed percent of gross sales of Nexavar in the United States. Bayer is reimbursed for half of its expenses for marketing services provided by Bayer for the sale of Nexavar in the United States. The parties share equally in any other out-of-pocket marketing expenses (other than expenses for sales force and medical science liaisons) that Onyx and Bayer incur in connection with the marketing and promotion of Nexavar in the United States. Bayer manufactures all Nexavar sold in the United States and is reimbursed at an agreed transfer price per unit for the cost of goods sold.
     Outside of the United States, except in Japan, Bayer incurs all of the sales and marketing expenditures, and Onyx reimburses Bayer for half of those expenditures. In addition, upon approval of Nexavar worldwide, Onyx will reimburse Bayer a fixed percentage of sales to reimburse them for their marketing infrastructure. Research and development expenditures on a worldwide basis, except in Japan, are equally shared by both companies regardless of whether Onyx or Bayer incurs the expense. In Japan, Bayer is responsible for all development and marketing costs, and Onyx will receive a royalty on any net sales of Nexavar.

     Net expense from the unconsolidated joint business consists of Onyx’s share of the pretax collaboration loss generated from its collaboration with Bayer net of the reimbursement of Onyx’s marketing and research and development costs related to Nexavar. Under the collaboration, Bayer recognizes net product revenue of Nexavar worldwide. Onyx records its share of the collaboration pre-tax loss on a quarterly basis. Collaboration loss is derived by calculating United States sales of Nexavar to third-party customers and deducting cost of goods sold, distribution costs, marketing costs (including without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses, and Bayer marketing services expenses), Phase IV clinical trial costs, allocable overhead costs and research and development costs. As noted above, United States sales force and medical science liaison expenditures incurred by both companies are borne by each company separately and are not included in the calculation. Some of the revenue and expenses recorded to derive the net expense from unconsolidated joint business during the period presented are estimates of both parties and are subject to further adjustment based on each party’s final review should actual results differ from these estimates.
     For the quarter ended March 31, 2006, net expense from unconsolidated joint business was $4.1 million calculated as follows:

Three Months Ended
March 31, 2006
(in thousands)
Product revenue, net (as recorded by Bayer)	$23,747
Combined cost of goods sold, distribution, selling, general and administrative	17,708
Combined research and development	30,031

Combined collaboration loss	$(23,992)

Onyx’s 50% share of collaboration loss	$(11,996)
Reimbursement of Onyx’s direct development and marketing expenses	7,894

Onyx’s net expense from unconsolidated joint business	$(4,102)

Note 3.   Stock-Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards, or FAS, No. 123(R), “Share-Based Payment”, (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment made to employees and directors including employee stock option awards and employee stock purchases made under the Employee Stock Purchase Plan, or ESPP, based on estimated fair value. The Company previously applied the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations and provided the required pro forma disclosures under FAS 123, “Accounting for Stock-Based Compensation”, or FAS 123.
     All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with FAS 123(R) and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The option arrangements are subject to periodic remeasurement over their vesting terms. The Company recorded compensation expense related to option grants to non-employees of $123,000 for the three months ended March 31, 2006 and $237,000 for the three months ended March 31, 2005.

Employee Stock Plans
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
     In March 1996, the Board of Directors adopted the ESPP covering an aggregate of 100,000 shares of common stock. At the Company’s annual meetings of stockholders in subsequent years, the stockholders approved reserving an additional 225,000 shares of common stock for issuance under the ESPP. The ESPP is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the ESPP will be equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. Since inception, a total of 286,412 shares have been issued under the ESPP.
Pro forma Information for Periods prior to the Adoption of FAS 123(R)
     Prior to the adoption of FAS 123(R), the Company elected to follow APB 25 to account for employee stock options and complied with the disclosure provisions of FAS 123 and FAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. No employee stock-based compensation expense was reflected in the Company’s results of operations for the three-month period ended March 31, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed non-compensatory under the provisions of APB 25. Previously reported amounts have not been restated.
     The pro forma information for the three months ended March 31, 2005 was as follows:

Three Months Ended
March 31, 2005
(in thousands except
per share data)
Net loss, as reported	$(16,100)

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects	(2,551)

Net loss — pro forma	$(18,651)

Loss per share:
Basic and diluted net loss per share — as reported	$(0.46)

Basic and diluted net loss per share — pro forma	$(0.53)

Impact of the Adoption of FAS 123(R)
     The Company adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three-month period ended March 31, 2006, the Company recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under FAS 123 has been followed for expense recognition purposes adjusted for estimated forfeitures. For these awards, we have continued to recognize compensation expense using the accelerated amortization method under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method required under FAS 123(R). The compensation expense for these awards was recognized using a straight-line amortization method. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, estimated stock-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures. In the Company’s pro forma information required under FAS 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The impact on the results of operations of recording stock-based compensation for the three-month period ended March 31, 2006 was as follows:

Three Months Ended
March 31, 2006
(in thousands except
per share data)
Research and development	$686
Selling, general and administrative	2,944

Total share-based compensation expense	$3,630

Impact on basic and diluted net loss per share	$(0.09)

     The weighted average grant date fair value of awards, as determined under FAS 123(R), granted during the three-month period ended March 31, 2006 was $14.49 per share. The total fair value vested during the three-month period ended March 31, 2006 was $2.6 million. As of March 31, 2006, the total unrecorded stock-based compensation balance for unvested shares, net of expected forfeitures, was $27.8 million which is expected to be amortized over a weighted-average period of 18 months. Cash received during the three months ended March 31, 2006 for stock options exercised under all stock-based compensation arrangements were $1.2 million.
Valuation Assumptions
     As of March 31, 2006 and 2005, the fair value of stock-based awards for employee stock option awards and employee stock purchases made under the ESPP was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended
	March 31,
	2006	2005
Stock Option Plans:
Risk-free interest rate	4.57%	3.54%
Expected life	4.2 years	3.8 years
Expected volatility	0.60	0.77
Expected dividends	None	None
Weighted average option fair value	$14.49	$15.02

	Three Months Ended
	March 31,
	2006	2005
ESPP:
Risk-free interest rate	4.33%	2.50%
Expected life	6 months	6 months
Expected volatility	0.60	0.80
Expected dividends	None	None
Weighted average shares fair value	$9.32	$16.92
Stock-Based Payment Award Activity
     The following table summarizes stock option activity under all option plans for the three-month periods ended March 31, 2006 and 2005:

	Shares	Number of	Weighted
	Available	Shares	Average
	for Grant	Outstanding	Exercise Price
Balance at December 31, 2004	1,282,193	2,296,442	$17.99
Granted	(729,000)	729,000	$26.38
Exercised	—	(8,590)	$5.45
Cancelled/expired/forfeited	5,000	(5,000)	$38.85

Balance at March 31, 2005	558,193	3,011,852	$20.02

Balance at December 31, 2005	3,610,461	3,806,081	$21.17
Granted	(918,950)	918,950	$28.50
Exercised	—	(176,885)	$6.89
Cancelled/expired/forfeited	26,604	(26,604)	$33.14

Balance at March 31, 2006	2,718,115	4,521,542	$23.15

     The following table summarizes nonvested stock option activity under all option plans for the three-month period ended March 31, 2006.

		Weighted-
		Average Grant-
	Shares	Date Fair Value

Nonvested at December 31, 2005	2,209,027	$9.69
Granted	918,950	$14.49
Vested	(191,565)	$21.35
Cancelled/expired/forfeited	(26,604)	$19.96

Nonvested at March 31, 2006	2,909,808	$10.34

     The options outstanding and exercisable for stock-based payment awards as of March 31, 2006 were in the following exercise price ranges:

		Options Outstanding	Options Exercisable
		Weighted Average Contractual Life	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining (In years)	Exercise Price	Number Exercisable	Exercise Price
$3.82 - $5.88	538,030	5.8	$4.86	453,659	$4.88
$6.00 - $10.88	453,986	4.9	$8.77	417,819	$8.85
$11.00 - $21.01	743,025	7.7	$18.89	191,588	$13.92
$21.56 - $25.23	233,542	9.3	$23.43	2,042	$21.60
$25.30	533,055	8.9	$25.30	136,770	$25.30
$25.44 - $28.41	142,271	9.5	$26.76	19,707	$27.85
$28.62	864,450	9.9	$28.62	—	$—
$28.75 - $38.08	672,900	8.5	$34.06	241,519	$35.48
$38.33 - $48.19	333,950	8.3	$39.75	142,297	$39.65
$53.37	6,333	8.1	$53.37	6,333	$53.37

Total	4,521,542	8.1	$23.15	1,611,734	$16.86

     The aggregate intrinsic value of options represents the total pretax intrinsic value, based on the Company’s closing stock price of $26.26 at March 31, 2006, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. As of March 31, 2006, weighted average contractual life remaining for exercisable shares is 6.0 years. The total number of in-the-money awards exercisable as of March 31, 2006 was approximately 1,201,878. The aggregate intrinsic value of awards exercised were $3.7 million and $204,000 for the three months end March 31, 2006 and 2005, respectively. The aggregate intrinsic value of in-the-money outstanding and exercisable awards were $26.1 million and $19.5 million, respectively as of March 31, 2006.
     During the three-month period ended March 31, 2006, no purchase was made under the Company’s ESPP. As of March 31, 2006, securities authorized and available for issuance in connection with our ESPP were 38,588 shares.
Note 4.   Revenue
     In accordance with the Collaboration Agreement Bayer recognizes all revenue from the sale of Nexavar. As such, for the quarter ended March 31, 2006, Onyx reported no revenue.
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

Note 5.   Net Loss Per Share
     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during each period. Potentially dilutive outstanding securities consisting of 4,530,805 stock options and warrants as of March 31, 2006 and 3,048,892 stock options and warrants as of March 31, 2005 were not included in the computation of diluted net loss per share because their effect would have been antidilutive.
Note 6.   Comprehensive Loss
     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity. Comprehensive loss and its components are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Net loss — as reported	$(20,352)	$(16,100)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale securities	(281)	(375)

Comprehensive loss	$(20,633)	$(16,475)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. These statements appearing throughout our Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those set forth under Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.
Overview
     We are a biopharmaceutical company building an oncology business by developing innovative therapies that target the molecular mechanisms implicated in cancer. With our collaborators, we are developing small molecule drugs with the goal of changing the way cancer is treated™. A common feature of cancer cells is the excessive activation of signaling pathways that cause abnormal cell proliferation. In addition, tumors require oxygen and nutrients from newly formed blood vessels to support their growth. The formation of these new blood vessels is a process called angiogenesis. We are applying our expertise to develop oral anticancer therapies designed to prevent cancer cell proliferation and angiogenesis by inhibiting proteins that signal or support tumor growth. By exploiting the genetic differences between cancer cells and normal cells, we aim to create novel anticancer agents that minimize damage to healthy tissue.
     Our lead product, Nexavar® (sorafenib) tablets, being developed with our collaborator, Bayer Pharmaceuticals Corporation, or Bayer, was approved by the U.S. Food and Drug Administration, or FDA, in December 2005 for the treatment of individuals with advanced kidney cancer. This approval marked the first newly approved drug for patients with this disease in over a decade. Additionally, Nexavar received approval for the treatment of patients with advanced kidney cancer in Mexico in April 2006 and in Switzerland, after nepherectomy and prior palliative or adjuvant therapy with cytokines, in March 2006. Nexavar is a novel, orally available multi-kinase inhibitor and is one of a new class of anticancer treatments that target growth signaling.
     On March 6, 2006, we and Bayer entered into a Co-Promotion Agreement to co-promote Nexavar in the United States. This agreement amends the original 1994 Collaboration Agreement and supersedes the provisions of that agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the Collaboration Agreement continue to govern. Under the terms of the Co-Promotion Agreement and consistent with the Collaboration Agreement, we will share equally in the profits or losses of Nexavar, if any, in the United States, subject only to our continued co-funding of the development costs of Nexavar worldwide, excluding Japan. Please refer to Note 2 of the Notes to Financial Statements included in Item I of this Form 10-Q for further information.
     We have not been profitable since inception and expect to incur substantial and potentially increasing losses for the foreseeable future, due to expenses associated with the continuing development and commercialization of Nexavar. Since inception, we have relied on public, private financing, combined with milestone payments from our collaborations to fund our operations. In January 2006, we received the fourth and final $10.0 million milestone advance from Bayer as a result of the FDA approval of Nexavar. However, we expect that our losses will continue and will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 2006, our accumulated deficit was approximately $366.2 million.
     Our business is subject to significant risks, including the risks inherent in our development efforts, the results of the Nexavar clinical trials, the marketing of Nexavar as a treatment for patients with advanced kidney cancer, our dependence on collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. For a discussion of these and some of the other risks and uncertainties affecting our business, see Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

Critical Accounting Policies and the Use of Estimates
     Critical accounting policies are those that require significant estimates, assumptions and judgments by management about matters that are inherently uncertain at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies related to research and development expenses, stock-based compensation and use of estimates to be critical policies. Significant estimations used in 2006 included assumptions used in the determination of stock-based compensation related to stock options granted. Actual results could differ materially from these estimates. The changes to our critical accounting policies since we filed our Annual Report on Form 10-K, for the year ended December 31, 2005, with the Securities and Exchange Commission, or SEC, are described below. For a description of our other critical accounting policies, please refer to our 2005 Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
     Net Expense from Unconsolidated Joint Business: Net expense from unconsolidated joint business relates to our collaboration with Bayer for the development and marketing of Nexavar. It consists of our share of the net collaboration loss generated from our Collaboration Agreement with Bayer net of the reimbursement of our development and marketing expenses related to Nexavar. Under the collaboration, Bayer recognizes all revenue from the sale of Nexavar. The net expense from the unconsolidated joint business is, in effect, the net amount due to Bayer to balance the companies’ economics under the Nexavar collaboration. Under the terms of the collaboration, the companies share all research and development, marketing, and non-U.S. sales expenses, excluding Japan. Some of the revenue and expenses recorded to derive the net expense from unconsolidated joint business during the period presented are estimates of both parties and are subject to further adjustment based on each party’s final review should actual results differ materially from these estimates. If the Company underestimates activity levels associated with the collaboration of Nexavar at a given point in time, the Company could record significant additional expenses in future periods.
     Stock-Based Compensation: Effective January 1, 2006, we adopted the Statement of Financial Accounting Standards, or FAS, No. 123(R), “Share-Based Payment”, (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment made to our employees and directors including employee stock option awards and employee stock purchases made under our Employee Stock Purchase Plan, or ESPP, based on estimated fair value. We previously applied the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations and provided the required pro forma disclosures under FAS 123, “Accounting for Stock-Based Compensation”, or FAS 123.
     We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three-month period ended March 31, 2006, we recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we recognized compensation expense based on the estimated grant date fair value method required under FAS 123(R). The compensation expense for these awards was recognized using a straight-line amortization method. The net loss for the quarter ended March 31, 2006 includes a stock-based compensation expense of $3.6 million, or $0.09 per share, for the adoption of FAS 123(R). As of March 31, 2006, the total unrecorded stock-based compensation balance for unvested shares, net of expected forfeitures, was $27.8 million, which is expected to be amortized over a weighted-average period of 18 months.
     While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option-pricing model to estimate the fair value of stock options. Option valuation models require the input of highly subjective assumptions, including but no limited to stock price volatility and stock option exercise behavior. We expect to continue to use the Black-Scholes model for valuing our stock-based compensation expense. However, our estimate of future stock-based compensation expense will be affected by a number of items including our stock price, the number of stock options our board of directors may grant in 2006, as well as a number of complex and subjective valuation adjustments and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price, expected life and stock option exercise behaviors. Actual results could differ materially from these estimates.
Results of Operations

Three months ended March 31, 2006 and 2005
Revenue
     Nexavar, our only marketed product, was approved in the U.S. in December 2005. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the quarter ended March 31, 2006, we reported no revenue. We recognized $1.0 million of license revenue for the quarter ended March 31, 2005. The 2005 revenue represented a non-refundable payment received from Shanghai Sunway Biotech Co., Ltd. for exclusive rights to certain Onyx patents from the now discontinued therapeutic virus program.
Net Expense from Unconsolidated Joint Business
     Nexavar is currently marketed and sold in the United States for the treatment of advanced kidney cancer, with regulatory applications pending in the European Union, as well as other territories internationally. We co-promote Nexavar in the United States with Bayer under a collaboration agreement. Under the terms of the collaboration agreement, we share equally in the profits or losses of Nexavar, if any, in the United States, subject only to our continued co-funding of the development costs of Nexavar outside of Japan and its continued promotion of Nexavar in the United States. The collaboration was created through a contractual arrangement, not through a joint venture or other legal entity.
     In the United States, we contributes half of the overall number of sales force personnel required to market and promote Nexavar and half of the medical science liaisons to support Nexavar. Each of Onyx and Bayer bears its own sales force and medical science liaison expenses. These expenses are not included the calculation of the profits or losses of the collaboration.
     Bayer provides all product distribution and all marketing support services, including managed care, customer service, order entry and billing, for Nexavar in the United States. Bayer is compensated for distribution expenses based on a fixed percent of gross sales of Nexavar in the United States. Bayer is reimbursed for half of its expenses for marketing services provided by Bayer for the sale of Nexavar in the United States. The parties share equally in any other out-of-pocket marketing expenses (other than expenses for sales force and medical science liaisons) that we and Bayer incur in connection with the marketing and promotion of Nexavar in the United States. Bayer manufactures all Nexavar sold in the United States and is reimbursed at an agreed transfer price per unit for the cost of goods sold.
     Outside of the United States, except in Japan, Bayer incurs all of the sales and marketing expenditures, and we share equally in those expenditures. In addition, upon approval of Nexavar worldwide, we will reimburse Bayer a fixed percentage of sales to reimburse them for their marketing infrastructure. Research and development expenditures on a worldwide basis, except in Japan, are equally shared by both companies regardless of whether we or Bayer incurs the expense. In Japan, Bayer is responsible for all development and marketing costs and we will receive a royalty on net sales of Nexavar.
     Net expense from unconsolidated joint business consists of our share of the pretax collaboration loss generated from its collaboration with Bayer net of the reimbursement of our marketing and research and development costs related to Nexavar. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. We record our share of the collaboration pre-tax loss on a quarterly basis. Collaboration loss is derived by calculating net sales of Nexavar to third-party customers and deducting cost of goods sold, distribution costs, marketing costs (including without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses, and Bayer marketing services expenses), Phase IV clinical trial costs, allocable overhead cost, and research and development costs. The net expense from the unconsolidated joint business is, in effect, the net amount due to Bayer to balance the companies’ economics under the Nexavar collaboration. As noted above, United States sales force and medical science liaison expenditures incurred by both companies are borne by each company separately and are not included in the calculation. Some of the revenue and expenses recorded to derive the net expense from unconsolidated joint business during the period presented are estimates of both parties and are subject to further adjustment based on each party’s final review should actual results differ from these estimates. If the Company underestimates activity levels associated with the co-promotion and collaboration of Nexavar at a given point in time, the Company could record significant additional expense in future periods.
     Net expense from unconsolidated joint business decreases with increased net Nexavar revenue and as the differential between Bayer’s and our shared Nexavar expenses declines. If net Nexavar revenue is greater than the differential between Bayer’s and our shared Nexavar expenses, we will report a net profit from unconsolidated joint business on our revenue line. Conversely, if Nexavar revenue declines or if the differential between Bayer’s and our shared Nexavar expenses increases, net expense from unconsolidated joint business will increase. Due to the uncertainty in Bayer’s revenue from the sale of Nexavar and the relative expenses of Bayer’s and our shared Nexavar expenses, it is not possible to predict our net expense from unconsolidated joint business for future periods. We expect Bayer’s and our shared Nexavar research and development expenses to increase in future periods as the companies develop Nexavar for indications beyond advanced kidney cancer. We also expect Bayer’s and our shared cost of goods sold, distribution, selling and general administrative expense to increase as the companies prepare to market and sell Nexavar outside of the United States.

     For the quarter ended March 31, 2006, net expense from unconsolidated joint business was $4.1 million calculated as follows:

Three Months Ended
March 31, 2006
(in thousands)
Product revenue, net (as recorded by Bayer)	$23,747
Combined cost of goods sold, distribution, selling, general and administrative	17,708
Combined research and development	30,031

Combined collaboration loss	$(23,992)

Onyx’s 50% share of collaboration loss	$(11,996)
Reimbursement of Onyx’s direct development and marketing expenses	7,894

Onyx’s net expense from unconsolidated joint business	$(4,102)

Research and Development Expenses
     Research and development expenses were $7.8 million, including a stock-based compensation expense of $686,000 for the three months ended March 31, 2006, a net decrease of $5.7 million, or 42 percent, from $13.5 million in the same period in 2005. We did not expense employee stock-based compensation prior to our adoption of FAS 123(R) on January 1, 2006. The decrease was primarily due to change in presentation of our Statement of Operation to include the net expense from unconsolidated joint business line item. Offsetting this decrease was an increase to our research and development expense in the first quarter of 2006 due to the costs to conduct our Phase II and Phase III metastatic melanoma clinical trials that were in an initial state in the same period in 2005. Our share of Bayer’s Nexavar product development expenses are included in net expense in unconsolidated joint business for the quarter ended March 31, 2006. In prior periods, Bayer’s Nexavar product development expense was included in research and development expense. In the new presentation, only our direct research and development expenses are included in the research and development line item.
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
     We manage the ongoing development program of Nexavar, together with our partner Bayer, through a joint development committee under the Collaboration agreement between the parties. Together with Bayer, we have implemented a broad-based global development strategy for Nexavar that implements simultaneous clinical programs currently designed to expand the number of approved indications of Nexavar and evaluate the use of Nexavar in new and/or novel combinations. Our global development plan has included major Phase III studies in kidney and liver in the past, and currently includes additional major Phase III clinical trials in metastatic melanoma comparing the administration of Nexavar in combination with the chemotherapeutics carboplatin and paclitaxel, as well as Nexavar with chemotherapeutic agents in non-small cell lung cancer. The completion dates of these trials are currently unknown. As of March 31, 2006, we have invested $149.8 million in the development of Nexavar, representing our share of the costs incurred to date under the collaboration.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $11.6 million, including a stock-based compensation expense of $2.9 million, for the three months ended March 31, 2006, a net increase of $6.8 million from $4.8 million in the same period in 2005. We did not expense employee stock-based compensation prior to our adoption of FAS 123(R) on January 1, 2006. In addition to the stock-based compensation expense, the increase was due to the establishment of our U.S. Nexavar sales force and our marketing expenses relating to the Nexavar launch. In addition, with the change in accounting presentation to reflect net expense from unconsolidated joint business, our share of Bayer’s Nexavar-related marketing expenses is included in the net expense from unconsolidated joint business line item. In prior periods, our share of Nexavar related marketing expenses was included in the company’s selling, general and administrative line item. Under the new presentation only our direct selling, general and administrative expense are included in the selling, general and administrative expense line item. Our direct selling, general and administrative expenses increased significantly in the first quarter of 2006 over the same period in the prior year due to the adoption of FAS 123(R), as well as the payroll related costs of our sales force and medical science liaisons who were hired in the second half of 2005.
Interest Income, net
     We had net interest income of $3.2 million for the three months ended March 31, 2006, an increase of $1.9 million from $1.2 million in the same period in 2005. The increase was primarily due to higher interest rates as well as higher average investment balances for the three months ended March 31, 2006 resulting from our November 2005 sale of equity securities from which we received $136.2 million in net cash proceeds.
Liquidity and Capital Resources
     Since our inception, we have incurred losses, and we have relied primarily on public and private financing, combined with milestone payments we have received from our collaborations to fund our operations.
     At March 31, 2006, we had cash, cash equivalents and short and long-term marketable securities of $258.3 million, compared to $284.7 million at December 31, 2005. The decrease of $26.4 million was attributable to net cash used in operations of $37.3 million, primarily related to our expenses for the quarter and the payment of the year end payable to Bayer, our collaboration partner. The decrease was offset by our $10.0 million receipt of the final milestone-based advance from Bayer in January 2006 for the approval of Nexavar by the FDA. The cash was used primarily for co-funding the clinical development program for Nexavar. In addition, we received proceeds of $1.2 million from the exercise of stock options during the three-month period ended March 31, 2006.
     Our collaboration agreement with Bayer calls for creditable milestone-based payments. These amounts are interest-free and will be repayable to Bayer from a portion of any of our future profits and royalties. We received $5.0 million in the third quarter of 2002 upon initiation of Phase II clinical studies and $15.0 million in the fourth quarter of 2003 based upon the initiation of a Phase III study. Based on the July 2005 NDA filing, we received the third milestone advance for $10.0 million in the third quarter of 2005. In addition, in January 2006, we received the final $10.0 million milestone advance as a result of the U.S. approval in December 2005. We received a total of $40.0 million of milestone advances from Bayer in connection with the approval of Nexavar. These advances will be repayable to Bayer from a portion of any of our future profits and royalties. If we do not receive any profits or royalties on any products, we will not have to repay Bayer any creditable milestone-based payments.
     Total capital expenditures for equipment and leasehold improvements for the three-month period ended March 31, 2006, were $12,000. We currently expect to make expenditures for capital equipment and leasehold improvements of approximately $588,000 for the remainder of 2006.
     We believe that our existing capital resources and interest thereon will be sufficient to fund our current and planned operations into 2008. However, if we change our development plans, we may need additional funds sooner than we expect. In addition, we anticipate that our co-development costs for the Nexavar program may increase over the next several years as we continue our share of funding the clinical development program and prepare for the potential product launches throughout the world. While these costs are unknown at the current time, we may need to raise additional capital to continue the co-funding of the program in future periods through and beyond 2008. We intend to seek any required additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, and investment grade government and non-government debt securities. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of March 31, 2006, the fair value of our portfolio would decline by approximately $1.4 million.
     The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at:

	March 31, 2006			December 31, 2005
	Maturity	Fair Value (In millions)	Average Interest Rate	Maturity	Fair Value (In millions)	Average Rate Interest

Cash equivalents, fixed rate	0 -- 3 months	$22.7	4.55%	0 -- 2 months	$45.4	3.97%
Marketable securities, fixed rate	0 -- 22 months	$235.4	5.08%	0 -- 23 months	$238.6	4.66%
     We did not hold any derivative instruments as of March 31, 2006, and we have not held derivative instruments in the past. However, our investment policy does allow us to use derivative financial instruments for the purposes of hedging foreign currency denominated obligations. Our cash flows are denominated in U.S. dollars.
Item 4.    Controls and Procedures
     Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

PART II: OTHER INFORMATION
Item 1.   Legal Proceedings
               We are not a party to any material legal proceedings.
Item IA. Risk Factors
     You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below contain forward-looking statements, and our actual results may differ materially from those discussed here. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock and/or contingent value rights.
     We have marked with an asterisk (*) those risk factors below that reflect substantial changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.
     Nexavar® (sorafenib) tablets is our only product, and we do not have any other product candidates in Phase II or Phase III clinical development. If Nexavar is not commercially successful, we may be unable to identify and promote alternative product candidates and our business would fail.
     Nexavar is our only product. In June 2003, following an unsuccessful search for new collaboration partners for our therapeutic virus product candidates, including ONYX-015 and ONYX-411, we announced that we were discontinuing the development of all therapeutic virus product candidates, eliminating all employee positions related to these candidates and terminating all related research and manufacturing capabilities. As a result, we do not have internal research and preclinical development capabilities. Our medical, commercial and administrative employees are dedicated to the development and commercialization of Nexavar and managing our relationship with Bayer, but are not actively discovering or developing new product candidates. As a result of the termination of our therapeutic virus program and drug discovery programs, we do not have a clinical development pipeline beyond Nexavar. If Nexavar is not commercially successful, we may be unable to identify and promote alternative product candidates to later stage clinical development, which would cause our business to fail.
     Our clinical trial of Nexavar in kidney cancer may not yield statistically significant overall survival data, which may negatively impact the commercialization of Nexavar.í
     In March 2005, an independent data monitoring committee reviewed the safety and efficacy data from our ongoing Phase III trial of Nexavar in kidney cancer and concluded that the trial met its co-primary endpoint, resulting in statistically significant longer progression-free survival in those patients administered Nexavar versus those patients administered placebo. As a result, in July 2005, we and Bayer filed an NDA seeking approval of Nexavar to treat patients with kidney cancer in the United States. In September 2005, Bayer also filed a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMEA, for the approval to market Nexavar within the European Union to treat patients with kidney cancer.
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
     In November 2005, an investigator-reported interim analysis on overall survival of patients in the Phase III kidney cancer trial was presented at the thirteenth European Cancer Conference, or ECCO. The analysis, which was based on the

220 deaths that had occurred by May 31, 2005, was conducted while the Phase III kidney cancer study was ongoing and as described above, in April 2005 we and Bayer offered access to Nexavar to all patients in the trial, including those who had been receiving placebo. The investigator reported there was a 28% reduction in rate of death within the measurement period for patients receiving Nexavar compared to those who were not. While this represents a positive trend, with a p-value of 0.018, the data was not sufficient to be considered statistically significant according to the predefined specifications for this interim analysis. P-values are used to indicate the probability that results observed in two different samples are different due to chance alone, as opposed to a benefit due to the intervention, such as treatment with Nexavar. In order for the interim analysis of survival data reported by the investigator to be considered statistically significant, the p-value would have had to be less than 0.0005. A second interim analysis has been performed and is scheduled to be presented at the American Society of Clinical Oncology, ASCO, meeting in June 2006. The final survival analysis, which is planned when 540 deaths have occurred, is not expected for some time. Cross over of patients from placebo to Nexavar is likely to negatively impact our ability to obtain statistically significant overall survival data. If our competitors are able to generate statistically significant overall survival data and we are not, it could impair our ability to successfully market Nexavar.
     Nexavar has received only limited approval for sale outside of the United States, and may never receive broad foreign marketing approval.í
     In July 2005, we and Bayer filed for approval of Nexavar based on the progression-free survival data. While the FDA granted full approval in December 2005 for patients with advanced kidney cancer, we and Bayer do not know whether foreign regulatory authorities will broadly grant approval to Nexavar. In March 2006, the Swiss Agency for Therapeutic Products approved Nexavar as a treatment for patients with advanced kidney cancer, after nepherectomy and prior palliative or adjuvant therapy with cytokines. In April 2006 the Mexican Ministry of Health granted approval of Nexavar as a treatment for advanced kidney cancer. Other foreign regulatory authorities may not, however, be satisfied with the safety and efficacy data submitted in support of the foreign applications, which could result in non-approval, a requirement of additional clinical trials, further analysis of existing data or a restricted use of Nexavar. Lack of marketing approval in a particular country would prevent us from selling Nexavar in that country, which could harm our business. In particular, if we do not receive approval from the EMEA to sell Nexavar in Europe, we will be prevented from selling into this potentially large market. In April 2006, a positive opinion was issued by the European Committee for Medicinal Products for Human Use (CHMP) concerning Nexavar’s use for the treatment of patients with advanced renal cell carcinoma who have failed prior interferon-alpha or interleukin-2 based therapy or are considered unsuitable for such therapy. This CHMP opinion will be elevated to the European Commission for a ruling on a Marketing Authorization for all countries in the European Union. The recommendation from the CHMP is not a guarantee of approval as the final decision is made by the European Commission. A regulatory action in the European Union is expected in the second half of 2006. In addition, if Nexavar is approved in other European countries, we and Bayer will be required to negotiate the price of Nexavar with European governmental authorities in order for Nexavar to be eligible for government reimbursement. In many European countries, patients will not use prescription drugs that are not reimbursable by their governments. European price negotiations could delay commercialization in a particular country by twelve months or more.
     Nexavar was approved by the FDA for the treatment of advanced kidney cancer on the basis of the progression-free survival endpoint. Since we have not yet performed the final analysis on overall survival, we do not know whether we will achieve a statistically significant outcome on this endpoint. We expect that our ability to obtain statistically significant overall survival data will be negatively impacted by our April 2005 decision to allow patients that had been receiving placebo to elect to receive Nexavar. The EMEA and other regulatory authorities may have concerns or require further analysis of the manner in which tumor progression was determined. It is possible that in the absence of statistically significant overall survival data, Nexavar will not receive marketing approval by the EMEA or in individual countries, or will receive more limited approval than that granted by the FDA. For example, the Swiss Agency for Therapeutic Products did not approve Nexavar as a front line therapy, and it is possible that other foreign regulatory agencies will take a similar approach. In addition to the question of whether Nexavar has demonstrated sufficient efficacy in the treatment of kidney cancer, the EMEA and other regulatory authorities may have questions about the safety of the drug. For example, there were instances of greater adverse events in the treatment arm relative to the placebo arm of the Phase III trial. In addition, as an element of the foreign approval process, the applicable regulatory authority must be satisfied with the processes and facilities for drug manufacture, which includes a physical inspection of those facilities. Any conclusion that there are shortcomings in the processes, facilities, or quality control procedures related to manufacture of the drug could result in a significant delay in foreign approval. For these or other reasons, there is no assurance that Nexavar will receive any additional foreign approvals on the basis of the current application without amendment, if it is approved at all.
     There is a competing therapy approved for the treatment of advanced kidney cancer, and we expect the number of approved therapies could rapidly increase, which could harm the prospects for Nexavar in this indication.

     Pfizer’s drug, Sutent, a multi-kinase inhibitor, was recently approved by the FDA for treating patients with Gleevec-resistant gastrointestinal stromal tumors, or GIST, and Sutent also received accelerated approval for advanced kidney cancer. Pfizer has also submitted an MAA to the EMEA for Sutent. The FDA approval of Nexavar permits Nexavar to be used as a first-line therapy for the treatment of advanced kidney cancer. Moreover, Genentech’s Avastin has been reported to have activity in kidney cancer, and Genentech has indicated that Avastin is now being used off-label for treatment of some kidney cancer patients. Both Genentech and Pfizer have pivotal Phase III kidney cancer studies underway in first-line patients that may include superior progression-free survival or overall survival data than Nexavar. It is not currently known which of Nexavar and these potential new kidney cancer products, if any, will be accepted by the medical community as the standard of care. The use of any particular therapy may limit the use of a competing therapy with a similar mechanism of action.
     In addition, Wyeth is conducting a Phase III study of CCI-779, an mTOR inhibitor, in patients with advanced kidney cancer. Pfizer also has an earlier stage compound, AG-013736, a multi-kinase inhibitor, which is in clinical development and being evaluated in kidney cancer patients.
     Historically, the most commonly used therapeutic agents for patients suffering from metastatic kidney cancer were interleukin-2 (IL-2) and interferon-alpha (IFN). With the development and approval of new anticancer therapies, it is anticipated that the initial, or first-line, treatment for many of these patients could shift to the new therapeutic products. The successful introduction of other new therapies could significantly reduce the potential market for Nexavar in this indication. Decreased demand or price for Nexavar would harm our ability to realize revenue and profits from Nexavar which could cause our stock price to fall.
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
     With Bayer, we have completed Phase II clinical trials of Nexavar in kidney and liver cancer and are conducting Phase II clinical trials in breast, non-small cell lung, melanoma and other cancers. Phase II trials are designed to explore the efficacy of a product candidate in several different types of cancers and may be randomized and double-blinded to ensure that the results are due to the effects of the drug. In addition, in March 2005, we and Bayer initiated a Phase III clinical trial of Nexavar in patients with liver cancer. In May 2005, we and Bayer initiated a Phase III clinical trial of Nexavar in combination with the chemotherapeutic agents carboplatin and paclitaxel in patients with malignant melanoma. In February 2006, we and Bayer initiated a Phase III clinical trial of Nexavar in combination with carboplatin and paclitaxel in patients with non-small cell lung cancer, or NSCLC. Phase III trials are designed to more rigorously test the efficacy of a product candidate and are normally randomized and double-blinded.
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
     The approved package insert for Nexavar for the treatment of patients with advanced kidney cancer warns of a number of observed adverse side effects:
•	Hypertension may occur early in the course of therapy and blood pressure should be monitored weekly during the first six weeks of therapy and treated as needed.
•	Incidence of bleeding, regardless of causality, was 15 percent for Nexavar vs. 8 percent for placebo and the incidence of treatment-emergent cardiac ischemia/infarction was 2.9 percent for Nexavar vs. 0.4 percent for placebo.
•	Most common treatment-emergent adverse events with Nexavar were diarrhea, rash/desquamation, fatigue, hand-foot skin reaction, alopecia and nausea. Grade 3 / 4 adverse events were 38 percent for Nexavar vs. 28 percent for placebo.
•	Women of child-bearing potential should be advised to avoid becoming pregnant and advised against breast-feeding.
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
     We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market Nexavar to compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials, and others are approved. Competitors that target the same tumor types as our Nexavar program and that have commercial products or product candidates in clinical development include Pfizer, Novartis International AG, Amgen, AstraZeneca PLC, OSI Pharmaceuticals, Inc. and Genentech, Inc. among others. A number of companies have agents targeting Vascular Endothelial Growth Factor, or VEGF; VEGF receptors; Epidermal Growth Factor, or EGF; EGF receptors; and other enzymes. These agents include antibodies and small molecules. OSI Pharmaceuticals with Tarceva™, a small molecule inhibitor of the EGF receptor has been approved in the United States for treatment of NSCLC and pancreatic cancer in combination with gemcitabine. Companies working on developing antibody approaches include Amgen and ImClone Systems, Inc. ImClone has developed Erbitux, which is an antibody targeting the EGF receptor. Erbitux has been approved in the United States and the European Union for treatment of colorectal cancer, as well as in the United States for the treatment of most types of head and neck cancer. Genentech has developed Avastin™, an antibody targeting VEGF, which has received approvals in the United States and the European Union for treatment of colorectal cancer and is in clinical development for kidney cancer. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for Nexavar.
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
     Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.*
     Our operating results will likely fluctuate from fiscal quarter to fiscal quarter, and from year to year, and are difficult to predict. Sales of Nexavar commenced in late December 2005. Due to a highly competitive environment with existing and emerging products, Nexavar sales will be difficult to predict from period to period. Our operating expenses are largely independent of Nexavar sales in any particular period. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the ability of Bayer’s distribution network to process and ship product on a timely basis, fluctuations in foreign exchange rates, investments in sales and marketing efforts to support the sales of Nexavar, Bayer and our investments in the research and development and commercialization of Nexavar, and expenditures we may incur to acquire additional products. In addition, as a result of our adoption of FAS 123(R), we must measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, the magnitude of the expense that we must recognize may vary significantly. Any such variance from one period to the next could cause a significant fluctuation in our operating results. It is, therefore, difficult for us to accurately forecast profits or losses. As a result, it is possible that in some quarters our operating results could be below the expectations of securities analysts or investors, which could cause the trading price of our common stock to decline, perhaps substantially.
     We will need substantial additional funds, and our future access to capital is uncertain.
     We will require substantial additional funds to conduct the costly and time-consuming clinical trials necessary to develop Nexavar for additional indications, pursue regulatory approval and commercialize this product in Europe and the rest of the world. Our future capital requirements will depend upon a number of factors, including:
•	the size and complexity of our Nexavar program;
•	decisions made by Bayer and Onyx to alter the size, scope and schedule of clinical development;
•	repayment of our of milestone-based advances;
•	progress with clinical trials;

•	the time and costs involved in obtaining regulatory approvals;
•	the cost involved in enforcing patent claims against third parties and defending claims by third parties (both of which are shared with Bayer);
•	the costs associated with acquisitions or licenses of additional products;
•	competing technological and market developments; and
•	global product commercialization activities.
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
     Our success depends on the continued customer support efforts of our network of specialty pharmacies and distributors. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions, which often require a high level of patient education and ongoing management. The use of specialty pharmacies and distributors involves certain risks, including, but not limited to, risks that these specialty pharmacies and distributors will:
•	not provide us with accurate or timely information regarding their inventories, the number of patients who are using Nexavar or complaints about Nexavar;

•	not effectively sell or support Nexavar;

•	reduce their efforts or discontinue to sell or support Nexavar;

•	not devote the resources necessary to sell Nexavar in the volumes and within the time frames that we expect;

•	be unable to satisfy financial obligations to us or others; and

•	cease operations.
     Any such failure may result in decreased product sales and profits, which would harm our business.
     We have a history of losses, and we expect to continue to incur losses.
     Our net loss for the year ended December 31, 2003 was $45.0 million, for the year ended December 31, 2004 was $46.8 million and for the year ended December 31, 2005 was $95.2 million. Our net loss for the three months ended March 31, 2006 was $20.4 million. As of March 31, 2006, we had an accumulated deficit of approximately $366.2 million. We have incurred these losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. It is not unusual for patients to be offered access to investigational compounds in late-stage clinical development. Such programs involve substantial costs. We expect to incur significant and increasing operating losses over the next several years as we continue our clinical trial activities and, with Bayer, establish commercial infrastructure in Europe and other parts of the world. We expect our operating losses to increase with our co-funding of ongoing Nexavar clinical and commercial activities under our collaboration agreement with Bayer.
     We and Bayer began to generate revenues from the sale of Nexavar in December 2005, and we must repay the milestone-based advances we received from Bayer from any future profits and royalties. We have made significant expenditures towards the development and commercialization of Nexavar, and may never realize sufficient product sales to offset these expenditures. Our ability to achieve profitability depends upon success by us and Bayer in completing development of Nexavar, obtaining required regulatory approvals and manufacturing and marketing the approved product.
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
     We have the right under our collaboration and co-promotion agreements with Bayer to co-promote Nexavar in the United States in conjunction with Bayer. While we have invested heavily in our commercialization infrastructure we have only limited experience in selling and marketing Nexavar which was approved in December 2005. If we do not further develop marketing and sales capabilities as required by the co-promotion agreement, we could lose our co-promotion rights. Further, we compete with other companies that have experienced and well-funded marketing and sales operations. If we are unable to compete successfully our business will be harmed.
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
     In 2003, we restructured our operations to reflect an increased priority on the development of Nexavar and discontinued our therapeutic virus program. As a result of the restructuring, we eliminated approximately 75 positions, including our entire scientific team associated with the therapeutic virus program. Our remaining medical and administrative employees are engaged in managing our collaboration with Bayer to develop Nexavar, but are not actively involved in new product candidate discovery. If we resume our research and development of other product candidates, we will need to hire individuals with the appropriate scientific skills. If we cannot hire these individuals in a timely fashion, we will be unable to engage in new product candidate discovery activities.
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
     The market may not accept our products and pharmaceutical pricing and reimbursement pressures may reduce profitability.*
     Nexavar or any future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community or the market may not be as large as forecasted. One factor that may affect market acceptance of Nexavar or any future products we may develop is the availability of third-party reimbursement. Our commercial success may depend, in part, on the availability of adequate reimbursement for patients from third-party healthcare payors, such as government and private health insurers and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and services and their reimbursement practices may affect the price levels for Nexavar. Changes in government legislation or regulation, such as the Medicare Act, including Medicare Part D, may reduce reimbursement for our products or reduce the number of patients eligible for reimbursement. In addition, the market for Nexavar may be limited by third-party payors who establish lists of approved products and do not provide reimbursement for products not listed. If Nexavar is not on the approved lists, our sales may suffer. Further, if patients are unable to obtain third-party reimbursement on a timely basis or at all, more patients may receive Nexavar at a reduced cost or free of charge through our patient assistance program rather than on a commercial basis which would reduce our profitability.

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
     In the case of Nexavar, the global patent applications related to this product candidate are held by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. We currently anticipate that, if issued, the United States patent related to Nexavar will expire in 2022, subject to possible patent-term extension, the entitlement to which and the term of which cannot presently be calculated. Patent applications for Nexavar are also pending throughout the world. As of March 31, 2006, we owned or had licensed rights to 51 United States patents and 34 United States patent applications and, generally, foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert Company or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.
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
     The sale of Nexavar and its ongoing use in clinical trials exposes us to liability claims. Although we are not aware of any historical or anticipated product liability claims against us, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of Nexavar.
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
     Our stock price is volatile.
     The market price of our common stock has been volatile and is likely to continue to be volatile. For example, during the period beginning January 1, 2003 and ending March 31, 2006, the closing sales price for one share of our common stock reached a high of $58.75 and a low of $4.65. Factors affecting our stock price include:
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

     Accounting pronouncements may affect our future financial position and results of operations.í
There may be new accounting pronouncements or regulatory rulings, which may have an effect on our future financial position and results of operations. In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Statement of Financial Accounting Standards, or FAS, No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123(R) — Share-Based Payment”, which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We adopted FAS 123(R) using the modified prospective basis on January 1, 2006. We expect that the adoption of FAS 123(R) will have a material adverse impact on our results of operations and our net loss per share. For the quarter ended March 31, 2006, our net loss increased by $3.6 million, or $0.09 per share. We expect that our 2006 results will continue to be adversely affected by the implementation of FAS 123(R) and that the FASB could issue new accounting pronouncements that could affect our future financial position and results of operations.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3.   Defaults Upon Senior Securities
     Not applicable.
Item 4.   Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5.   Other Information
     Not applicable.
Item 6.   Exhibits
3.1(1)	Restated Certificate of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

3.3(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(1)	Specimen Stock Certificate.

10.1*	Collaboration Agreement by and between the Company and Bayer Corporation (formerly Miles, Inc.) dated April 22, 1994

10.1(i)*	Amendment to Collaboration Agreement by and between the Company and Bayer Corporation, dated April 24, 1996

10.2*	Research, Development and Marketing Collaboration Agreement by and between the Company and Warner-Lambert Company dated May 2, 1995

10.12*	Amendment to Collaboration Agreement by and between the Company and Bayer Corporation, dated February 1, 1999

10.31**	U.S. Co-Promotion Agreement by and between the Company and Bayer Pharmaceuticals Corporation, dated March 6, 2006

10.32(3)	2006 Base Salaries and Bonuses for Fiscal Year 2005 for Named Executive Officers

31.1(4)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2(4)	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1(4)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been requested for portions of this document. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

**	Confidential treatment has been requested for portions of this document.

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on March 7, 2006

(4)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.
Date: May 10, 2006	By:	/s/ Hollings C. Renton
Hollings C. Renton
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2006	By:	/s/ Gregory W. Schafer
Gregory W. Schafer
Acting Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
3.1(1)	Restated Certificate of Incorporation of the Company.

3.2(1)	Bylaws of the Company.

3.3(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2(1)	Specimen Stock Certificate.

10.1*	Collaboration Agreement by and between the Company and Bayer Corporation (formerly Miles, Inc.) dated April 22, 1994

10.1(i)*	Amendment to Collaboration Agreement by and between the Company and Bayer Corporation, dated April 24, 1996

10.2*	Research, Development and Marketing Collaboration Agreement by and between the Company and Warner-Lambert Company dated May 2, 1995

10.12*	Amendment to Collaboration Agreement by and between the Company and Bayer Corporation, dated February 1, 1999

10.31**	U.S. Co-Promotion Agreement by and between the Company and Bayer Pharmaceuticals Corporation, dated March 6, 2006

10.32(3)	2006 Base Salaries and Bonuses for Fiscal Year 2005 for Named Executive Officers

31.1(4)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2(4)	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1(4)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been requested for portions of this document. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.
**    Confidential treatment has been requested for portions of this document.
(1)	Filed as an exhibit to the registrant’s Registration Statement on Form SB-2 (No. 333-3176-LA).
(2)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(3)   Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on March 7, 2006
(4)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.