Form 10-Q
period 2006-09-30
ONYX PHARMACEUTICALS INC
filed 2006-11-09
CIK 1012140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 43,672,160 as of November 3, 2006.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ONYX PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$68,658	$46,064
Marketable securities	143,626	228,754
Receivable from collaboration partner	4,503	4,350
Other current assets	3,776	3,935

Total current assets	220,563	283,103
Long-term marketable securities	5,959	9,862
Property and equipment, net	1,278	1,617
Other assets	74	83

	$227,874	$294,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,285	$581
Payable to collaboration partner	7,602	30,823
Accrued liabilities	2,301	1,343
Accrued clinical trials and related expenses	8,648	5,567
Accrued compensation	2,980	3,111

Total current liabilities	22,816	41,425

Advance from collaboration partner	40,000	30,000

Commitments and contingencies

Stockholders’ equity:
Common stock	42	41
Additional paid-in capital	583,543	569,800
Receivable from stock option exercises	(165)	(24)
Accumulated other comprehensive loss	(578)	(767)
Accumulated deficit	(417,784)	(345,810)

Total stockholders’ equity	165,058	223,240

	$227,874	$294,665

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
License fee	$100	$—	$250	$1,000

Operating expenses:
Net expense from unconsolidated joint business	3,596	—	20,147	—
Research and development	7,631	14,780	24,124	40,391
Selling, general and administrative	11,900	9,268	36,944	21,908

Total operating expenses	23,127	24,048	81,215	62,299

Loss from operations	(23,027)	(24,048)	(80,965)	(61,299)

Interest income, net	2,879	1,467	8,991	4,102
Other income	—	—	—	375

Net loss	$(20,148)	$(22,581)	$(71,974)	$(56,822)

Basic and diluted net loss per share	$(0.49)	$(0.64)	$(1.74)	$(1.61)

Shares used in computing basic and diluted net loss per share	41,499	35,367	41,405	35,300

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(71,974)	$(56,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	566	446
Gain on sale of fixed assets	—	(6)
Gain on sale of investment	—	(375)
Stock-based compensation	11,162	603
Changes in assets and liabilities:
Receivable from collaboration partner	(153)	(3,543)
Prepaid expenses and other current assets	159	(311)
Other assets	9	12
Accounts payable	704	2,241
Accrued liabilities	958	2,225
Accrued clinical trials and related expenses	3,081	—
Payable to collaboration partner	(23,221)	7,089
Accrued compensation	(131)	710
Accrued restructuring	—	(195)

Net cash used in operating activities	(78,840)	(47,926)

Cash flows from investing activities:
Purchases of marketable securities	(157,428)	(172,116)
Maturities of marketable securities	246,648	194,139
Proceeds from sale of Syrxx Investment	—	750
Capital expenditures	(227)	(470)
Proceeds from sale of fixed assets	—	6

Net cash provided by (used in) investing activities	88,993	22,309

Cash flows from financing activities:
Advance from collaboration partner	10,000	10,000
Net proceeds from issuances of common stock	2,441	1,064

Net cash provided by financing activities	12,441	11,064

Net decrease in cash and cash equivalents	22,594	(14,553)
Cash and cash equivalents at beginning of period	46,064	74,243

Cash and cash equivalents at end of period	$68,658	$59,690

See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or for any other future operating periods.
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
Note 2. Net Expense from Unconsolidated Joint Business
     Nexavar is currently marketed and sold primarily in the United States and the European Union for the treatment of advanced kidney cancer. Nexavar also has regulatory applications pending in other territories internationally. Onyx co-promotes Nexavar in the United States with Bayer Pharmaceuticals Corporation, (Bayer) under collaboration and co-promotion agreements. On March 6, 2006, Onyx and Bayer entered into a Co-Promotion Agreement to co-promote Nexavar in the United States. This agreement amends the original 1994 Collaboration Agreement and supersedes the provisions of that agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the Collaboration Agreement continue to govern. Under the terms of the Co-Promotion Agreement and consistent with the Collaboration Agreement, Onyx and Bayer will share equally in the profits or losses of Nexavar, if any, in the United States, subject only to the Company’s continued co-funding of the development costs of Nexavar worldwide, excluding Japan. The collaboration was created through a contractual arrangement, not through a joint venture or other legal entity.
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

     Net expense from the unconsolidated joint business consists of Onyx’s share of the pretax collaboration loss generated from its collaboration with Bayer net of the reimbursement of Onyx’s marketing and research and development costs related to Nexavar. Under the collaboration, Bayer recognizes net product revenue of Nexavar worldwide. Onyx records its share of the collaboration pre-tax loss on a quarterly basis. Collaboration loss is derived by calculating sales of Nexavar to third-party customers and deducting the cost of goods sold, distribution costs, marketing costs (including without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses, and Bayer marketing services expenses), Phase IV clinical trial costs, allocable overhead costs and research and development costs. As noted above, United States sales force and medical science liaison expenditures incurred by both companies are borne by each company separately and are not included in the calculation. Some of the revenue and expenses recorded to derive the net expense from unconsolidated joint business during the period presented are estimates of both parties and are subject to further adjustment based on each party’s final review should actual results differ from these estimates.
     For the three and nine months ended September 30, 2006, net expense from unconsolidated joint business was $3.6 million and $20.1 million, respectively, calculated as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(in thousands)	(in thousands)
Product revenue, net	$45,405	$101,342
Combined cost of goods sold, distribution, selling, general and administrative	29,895	73,778
Combined research and development	40,711	120,104

Combined collaboration loss	$(25,201)	$(92,540)

Onyx’s share of collaboration loss	$(12,601)	$(46,271)
Reimbursement of Onyx’s direct development and marketing expenses	9,005	26,124

Onyx’s net expense from unconsolidated joint business	$(3,596)	$(20,147)

Note 3. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards, or FAS, No. 123(R), “Share-Based Payment”, (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payments made to employees and directors including employee stock option awards and employee stock purchases made under the Employee Stock Purchase Plan, or ESPP, based on estimated fair value. The Company previously applied the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations and provided the required pro forma disclosures under FAS 123, “Accounting for Stock-Based Compensation”, or FAS 123.
     All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with FAS 123(R) and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The option arrangements are subject to periodic remeasurement over their vesting terms. The Company recorded compensation expense related to option grants to non-employees of $162,000 and $248,000 for the three months ended September 30, 2006 and 2005, respectively, and $322,000 and $603,000 for the nine months ended September 30, 2006 and 2005, respectively.

Employee Stock Plans
     The Company has one stock option plan from which it is able to grant new awards, the 2005 Equity Incentive Plan, and an Employee Stock Purchase Plan. Prior to adoption of the 2005 Equity Incentive Plan, the Company had two stock option plans, the 1996 Equity Incentive Plan and the 1996 Non-Employee Directors’ Stock Option Plan. As of September 30, 2006, stock options for 5,117,674 shares and stock bonus awards for 40,000 shares were outstanding under the plans. Following is a brief description of the two prior plans:
1)	The 1996 Equity Incentive Plan which amended and restated the 1992 Incentive Stock Plan in March 1996. The Board initially reserved 1,725,000 shares of common stock for issuance under the Incentive Plan. At the Company’s annual meetings of stockholders in subsequent years, stockholders approved reserving an additional 4,100,000 shares of common stock for issuance under the Incentive Plan. The Incentive Plan provided for grants to employees of either nonqualified or incentive options and provided for the grant to consultants of the Company of nonqualified options.

2)	The 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) which was approved in March 1996 and initially reserved 175,000 shares for issuance, provided for the automatic grant of nonqualified options to purchase shares of common stock to non-employee Directors of the Company. At the Company’s annual meetings of stockholders in subsequent years, stockholders approved reserving an additional 250,000 shares of common stock for issuance under the Directors’ Plan.
     The 2005 Equity Incentive Plan was approved at the Company’s annual meeting of stockholders to supersede and replace both prior plans and reserved up to 7,560,045 shares of common stock for issuance under the Plan, consisting of (a) the number of shares remaining available for grant under the 1996 Equity Incentive Plan and the Directors’ Plan, including shares subject to outstanding stock awards under those plans, and (b) an additional 3,990,000 shares. Any shares subject to outstanding stock awards under the 1996 Equity Incentive Plan and the Director’s Plan that expire or terminate for any reason prior to exercise or settlement are added to the share reserve under the 2005 Equity Incentive Plan. All outstanding stock awards granted under the two prior plans remain subject to the terms of those plans.
     In March 1996, the Board of Directors adopted the Employee Stock Purchase Plan (Purchase Plan). The number of shares available for issuance over the term of the Purchase Plan is limited to 400,000 shares. The Purchase Plan is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the Purchase Plan will be equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. Since inception, a total of 308,996 shares have been issued under the Purchase Plan, leaving a total of 91,004 shares available for issuance.
Pro forma Information for Periods prior to the Adoption of FAS 123(R)
     Prior to the adoption of FAS 123(R), the Company elected to follow APB 25 to account for employee stock options and complied with the disclosure provisions of FAS 123 and FAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” No employee stock-based compensation expense was reflected in the Company’s results of operations for the three and nine-month periods ended September 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Our ESPP was deemed non-compensatory under the provisions of APB 25. Previously reported amounts have not been restated.
     The pro forma information for the three and nine months ended September 30, 2005 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(in thousands except per share data)
Net loss, as reported	$(22,581)	$(56,822)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects	(3,724)	(9,535)

Net loss — pro forma	$(26,305)	$(66,357)

Loss per share:
Basic and diluted net loss per share — as reported	$(0.64)	$(1.61)

Basic and diluted net loss per share — pro forma	$(0.74)	$(1.88)

Impact of the Adoption of FAS 123(R)
     The Company adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three and nine-month period ended September 30, 2006, the Company recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under FAS 123 has been followed for expense recognition purposes adjusted for estimated forfeitures. For these awards, the Company has continued to recognize compensation expense using the accelerated amortization method under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method required under FAS 123(R). The compensation expense for these awards was recognized using a straight-line amortization method. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, estimated stock-based compensation for the three and nine-month period ended September 30, 2006 has been reduced for estimated forfeitures. Compensation expense for stock bonus awards is based on the market price of our stock on the date of grant. In the Company’s pro forma information required under FAS 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The impact on the results of operations of recording stock-based compensation for the three and nine-month period ended September 30, 2006 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(in thousands except per share data)
Research and development	$629	$2,010
Selling, general and administrative	2,878	8,830

Total share-based compensation expense	$3,507	$10,840

Impact on basic and diluted net loss per share	$(0.08)	$(0.26)

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Stock options plans:
Weighted average grant date fair value	$8.20	$11.54
Total fair value vested (in thousands)	$5,540	$11,026

Stock bonus awards:
Weighted average grant date fair value	$—	$21.04
Total fair value vested	$—	$—
     As of September 30, 2006, the total unrecorded stock-based compensation balance for unvested stock options shares, net of expected forfeitures, was $25.3 million which is expected to be amortized over a weighted-average period of 23 months. As of September 30, 2006, the total unrecorded stock-based compensation balance for unvested stock bonus awards, net of expected forfeitures, was $702,000 which is expected to be amortized over a weighted-average period of 2.6 years. Cash received during the three and nine-month periods ended September 30, 2006 for stock options exercised under all stock-based compensation arrangements was $727,000 and $2.3 million, respectively.
Valuation Assumptions
     As of September 30, 2006 and 2005, the fair value of stock-based awards for employee stock option awards, stock bonus awards and employee stock purchases made under the ESPP was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Stock Option Plans:
Risk-free interest rate	4.97%	3.97%	4.69%	3.78%
Expected life	4.2 years	3.8 years	4.2 years	3.8 years
Expected volatility	60%	72%	60%	74%
Expected dividends	None	None	None	None
Weighted average option fair value	$8.20	$11.55	$11.54	$13.55

Stock bonus awards:
Expected life	—	—	3 years	—
Expected dividends	—	—	None	—
Weighted average fair value per share	—	—	$21.04	—

ESPP:
Risk-free interest rate	5.17%	3.33%	4.98%	3.14%
Expected life	6 months	6 months	6 months	6 months
Expected volatility	60%	72%	60%	74%
Expected dividends	None	None	None	None
Weighted average fair value per share	$5.35	$10.39	$6.23	$11.89
Stock-Based Payment Award Activity
     The following table summarizes stock option and award activity under all option plans for the nine-month periods ended September 30, 2006 and 2005:

	Shares	Number of	Weighted
	Available for	Shares	Average Exercise
Employee stock options:	Grant	Outstanding	Price
Balance at December 31, 2004	1,282,193	2,296,442	$17.99
Shares authorized	3,990,000	—	—
Granted	(1,647,000)	1,647,000	$24.43
Exercised	—	(103,562)	$8.59
Cancelled/expired/forfeited	42,789	(42,789)	$31.39

Balance at September 30, 2005	3,667,982	3,797,091	$20.89

Balance at December 31, 2005	3,610,461	3,806,081	$21.17
Granted	(1,705,450)	1,705,450	$22.67
Exercised	—	(326,845)	$7.17
Expired	(9,083)	—	$48.74
Cancelled/forfeited	67,012	(67,012)	$30.50

Balance at September 30, 2006	1,962,940	5,117,674	$22.44

		Weighted
		Average
		Grant Date
Stock bonus awards:	Shares	Fair Value
Balance at December 31, 2005	—	—
Granted	40,000	$21.04
Vested	—	—
Cancelled	—	—

Balance at September 30, 2006	40,000	$21.04

     The following table summarizes nonvested stock option activity under all option plans for the nine-month period ended September 30, 2006.

		Weighted-
		Average Grant-
	Shares	Date Fair Value
Nonvested at December 31, 2005	2,209,027	$14.68
Granted	1,705,450	$11.54
Vested	(808,675)	$13.63
Cancelled/expired/forfeited	(57,929)	$15.80

Nonvested at September 30, 2006	3,047,873	$13.25

     The options outstanding and exercisable for stock-based payment awards as of September 30, 2006 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted
		Contractual Life	Average		Weighted
	Number	Remaining	Exercise	Number	Average
Range of Exercise Prices	Outstanding	(In years)	Price	Exercisable	Exercise Price

$3.82 - $15.44	1,296,831	5.9	$9.29	926,626	$7.25
$15.46 - $24.74	1,282,771	9.0	$19.38	281,945	$20.27
$25.19 - $28.62	1,533,972	9.0	$27.29	333,115	$26.54
$28.75 - $48.19	1,004,100	7.9	$35.94	528,115	$36.52

Total	5,117,674	8.0	$22.44	2,069,801	$19.60

     As of September 30, 2006, weighted average contractual life remaining for exercisable shares is 6.4 years. The total number of in-the-money awards exercisable as of September 30, 2006 was approximately 987,845 shares. The aggregate intrinsic values of awards exercised were $629,000 and $403,000 for the three-months ended September 30, 2006 and 2005, respectively. The aggregate intrinsic values of awards exercised were $5.3 million and $2.0 million for the nine-months ended September 30, 2006 and 2005, respectively. The aggregate intrinsic values of in-the-money outstanding and exercisable awards were $10.9 million and $9.4 million, respectively as of September 30, 2006. The aggregate intrinsic value of options represents the total pretax intrinsic value, based on the Company’s closing stock price of $17.29 at September 30, 2006, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.
     During the three and nine-month periods ended September 30, 2006, 22,584 shares were purchased under our ESPP. As of September 30, 2006, the number of securities authorized and available for issuance in connection with the Company’s ESPP was 91,004 shares.
Note 4. Revenue
     In accordance with the Collaboration Agreement Bayer recognizes all revenue from the sale of Nexavar. As such, for the three and nine months ended September 30, 2006, Onyx reported no revenue related to Nexavar.
     In September 2006, the Company recognized $100,000 in revenue for selling the rights to certain viruses from the Company’s now discontinued therapeutic virus program to Shanghai Sunway Biotech Co., Ltd. or Shanghai Sunway headquartered in Shanghai, People’s Republic of China. In January 2005, the Company licensed exclusive rights to its p53-selective virus, ONYX-015, to Shanghai Sunway. Under this agreement, Shanghai Sunway is responsible for the research, development, manufacture and commercialization of ONYX-015 worldwide. During the quarter ended March 31, 2005, the Company received a cash payment of $1.0 million in exchange for the license to Shanghai Sunway of the intellectual property and know-how to ONYX-015. As the Company has no further obligations under the license agreement, the $1.0 million payment was recorded as license fee revenue in the accompanying statement of operations.
     In April 2006, for the consideration of $150,000, Onyx licensed rights to certain cytopathic viruses for therapy and prophylaxis of neoplasia to DNAtriX, headquartered in Houston, Texas. According to the agreement, DNAtriX is granted certain worldwide semi-exclusive research licenses and an exclusive worldwide development and commercialization license. Onyx has no further obligations under the license agreement, as such, the $150,000 was recorded as license fee revenue in the accompanying statement of operations.
Note 5. Net Loss Per Share
     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during each period. Potentially dilutive outstanding securities consisting of 5,166,937 stock options, stock awards and warrants as of September 30, 2006 and 3,824,872 stock options and warrants as of September 30, 2005 were not included in the computation of diluted net loss per share because their effect would have been antidilutive.

Note 6. Comprehensive Loss
     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity. Comprehensive loss and its components are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net loss — as reported	$(20,148)	$(22,581)	$(71,974)	$(56,822)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale securities	450	(125)	189	(282)

Comprehensive loss	$(19,698)	$(22,706)	$(71,785)	$(57,104)

Note 7. Subsequent Event
     In September 2006, we secured a commitment for up to $150.0 million in a common stock purchase agreement (“Purchase Agreement”) with Azimuth Opportunity Ltd. (Azimuth). During the two-year term of the commitment, Onyx may sell at its discretion registered shares of its common stock to Azimuth at a discount to the market price ranging from 3.30% to 5.05% . Onyx will determine, at its sole discretion, the timing and amount of any sales of stock, subject to certain conditions. In October 2006, Azimuth purchased 2,096,555 shares of our common stock under the Purchase Agreement for an aggregate purchase price of $35.0 million. We received $34.6 million in net proceeds from the sale of these shares after deducting our estimated offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. These statements appearing throughout this Quarterly Report on Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those set forth under Item 1A “Risk Factors” in this Form 10-Q.
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
     Our product, Nexavar® (sorafenib) tablets, being developed with our collaborator, Bayer Pharmaceuticals Corporation, or Bayer, was approved by the U.S. Food and Drug Administration, or FDA, in December 2005 for the treatment of individuals with advanced kidney cancer. This approval marked the first newly approved drug for patients with this disease in over a decade. In July 2006, Nexavar received approval to treat patients in the European Union with advanced kidney cancer who have failed prior interferon-alpha or interleukin-2 based therapy or are considered unsuitable for such therapy. Nexavar has received approvals in other territories worldwide. Nexavar is a novel, orally available multi-kinase inhibitor and is one of a new class of anticancer treatments that target growth signaling.
     On March 6, 2006, we and Bayer entered into a Co-Promotion Agreement to co-promote Nexavar in the United States. This agreement amends the original 1994 Collaboration Agreement and supersedes the provisions of that agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the Collaboration Agreement continue to govern. Under the terms of the Co-Promotion Agreement and consistent with the Collaboration Agreement, we will share equally in the profits or losses of Nexavar, if any, in the United States, subject only to our continued co-funding of the development costs of Nexavar worldwide, excluding Japan. Please refer to Note 2 of the Notes to Financial Statements included in Item 1 of this Form 10-Q for further information.
     We have not been profitable since inception and expect to incur substantial and potentially increasing losses for the foreseeable future, due to expenses associated with the continuing development and commercialization of Nexavar. Since inception, we have relied on public and private financings, combined with milestone payments from our collaborators to fund our operations. In January 2006, we received the fourth and final $10.0 million milestone advance from Bayer as a result of the FDA approval of Nexavar. However, we expect that our losses will continue and will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 2006, our accumulated deficit was approximately $417.8 million.
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
     Stock-Based Compensation: Effective January 1, 2006, we adopted the Statement of Financial Accounting Standards, or FAS, No. 123(R), “Share-Based Payment”, (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payments made to our employees and directors including employee stock option awards and employee stock purchases made under our Employee Stock Purchase Plan, or ESPP, based on estimated fair value. We previously applied the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations and provided the required pro forma disclosures under FAS 123, “Accounting for Stock-Based Compensation”, or FAS 123.
     We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three and nine-month periods ended September 30, 2006, we recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, we recognized compensation expense based on the estimated grant date fair value method required under FAS 123(R). The compensation expense for these awards was recognized using a straight-line amortization method. The net loss for the three and nine months ended September 30, 2006 includes stock-based compensation expense of $3.5 million and $10.8 million, or $0.08 and $0.26 per share, respectively, for the adoption of FAS 123(R). As of September 30, 2006, the total unrecorded stock-based compensation balance for unvested shares, net of expected forfeitures, was $25.3 million, which is expected to be amortized over a weighted-average period of 23 months.
     While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option-pricing model to estimate the fair value of stock options. Option valuation models require the input of highly subjective assumptions, including but not limited to stock price volatility and stock option exercise behavior. We expect to continue to use the Black-Scholes model for valuing our stock-based compensation expense. However, our estimate of future stock-based compensation expense will be affected by a number of items including our stock price, the number of stock options our board of directors may grant in future periods, as well as a number of complex and subjective valuation adjustments and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price, expected life and stock option exercise behaviors. Actual results could differ materially from these estimates.
Results of Operations

Three and nine months ended September 30, 2006 and 2005
Revenue
     Nexavar, our only marketed product, was approved in the U.S. in December 2005. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the quarter ended September 30, 2006, we reported no revenue related to Nexavar. For the three and nine months ended September 30, 2006, Nexavar net sales were $45.4 million and $101.3 million, respectively, primarily in the United States and the European Union. This represents a 41% increase over revenue related to Nexavar recorded by Bayer for the quarter ended June 30, 2006.
     In September 2006, we recognized $100,000 in revenue for selling the rights to certain viruses from our now discontinued therapeutic virus program to Shanghai Sunway Biotech Co., Ltd. There was no revenue recorded in the three months ended September 30, 2005. We recognized $1.0 million of license revenue for the nine months ended September 30, 2005. The 2005 revenue represented a non-refundable payment received from Shanghai Sunway Biotech Co., Ltd. for exclusive rights to certain Onyx patents from the now discontinued therapeutic virus program
     In April 2006, for the consideration of $150,000 Onyx licensed rights to certain cytopathic viruses for therapy and prophylaxis of neoplasia to DNAtriX, headquartered in Houston, Texas. According to the agreement, DNAtriX is granted certain worldwide semi-exclusive research licenses and an exclusive worldwide development and commercialization license. Onyx has no further obligations under the license agreement, as such, the $150,000 was recognized as license fee revenue during the nine-month period ended September 30, 2006.
Net Expense from Unconsolidated Joint Business
     Nexavar is currently marketed and sold in the United States, several countries in the European Union and other countries worldwide for the treatment of advanced kidney cancer. We co-promote Nexavar in the United States with Bayer under a collaboration agreement. Under the terms of the collaboration agreement, we share equally in the profits or losses of Nexavar, if any, in the United States, subject only to our continued co-funding of the development costs of Nexavar outside of Japan and its continued promotion of Nexavar in the United States. The collaboration was created through a contractual arrangement, not through a joint venture or other legal entity.
     Bayer provides all product distribution and all marketing support services for Nexavar in the United States, including managed care, customer service, order entry and billing. Bayer is compensated for distribution expenses based on a fixed percent of gross sales of Nexavar in the United States. Bayer is reimbursed for half of its expenses for marketing services provided by Bayer for the sale of Nexavar in the United States. We and Bayer share equally in any other out-of-pocket marketing expenses (other than expenses for sales force and medical science liaisons) that we and Bayer incur in connection with the marketing and promotion of Nexavar in the United States. Bayer manufactures all Nexavar sold in the United States and is reimbursed at an agreed transfer price per unit for the cost of goods sold.
     In the United States, we contribute half of the overall number of sales force personnel required to market and promote Nexavar and half of the medical science liaisons to support Nexavar. Onyx and Bayer each bears its own sales force and medical science liaison expenses. These expenses are not included in the calculation of the profits or losses of the collaboration.
     Outside of the United States, except in Japan, Bayer incurs all of the sales and marketing expenditures, and we share equally in those expenditures. In addition, upon approval of Nexavar in countries outside the United States, except Japan, we will reimburse Bayer a fixed percentage of sales to reimburse them for their marketing infrastructure. Research and development expenditures on a worldwide basis, except in Japan, are equally shared by both companies regardless of whether we or Bayer incurs the expense. In Japan, Bayer is responsible for all development and marketing costs and we will receive a royalty on net sales of Nexavar.
     Net expense from unconsolidated joint business consists of our share of the pretax collaboration loss generated from our collaboration with Bayer net of the reimbursement of our marketing and research and development costs related to

Nexavar. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. We record our share of the collaboration pre-tax loss on a quarterly basis. Collaboration loss is derived by calculating net sales of Nexavar to third-party customers and deducting the cost of goods sold, distribution costs, marketing costs (including without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses, and Bayer marketing services expenses), Phase IV clinical trial costs, allocable overhead costs and research and development costs. The net expense from the unconsolidated joint business is, in effect, the net amount due to Bayer to balance the companies’ economics under the Nexavar collaboration. As noted above, United States sales force and medical science liaison expenditures incurred by both companies are borne by each company separately and are not included in the calculation. Some of the revenue and expenses recorded to derive the net expense from unconsolidated joint business during the period presented are estimates of both parties and are subject to further adjustment based on each party’s final review should actual results differ from these estimates. If we underestimate activity levels associated with the co-promotion and collaboration of Nexavar at a given point in time, we could record significant additional expense in future periods.
     Net expense from unconsolidated joint business decreases with increased Nexavar net revenue and as the differential between Bayer’s and our shared Nexavar expenses declines. If Nexavar net revenue is greater than the differential between Bayer’s and our shared Nexavar expenses, we will report a net profit from unconsolidated joint business. Conversely, if Nexavar net revenue declines or if the differential between Bayer’s and our shared Nexavar expenses increases, net expense from unconsolidated joint business will increase. Due to the uncertainty in Bayer’s revenue from the sale of Nexavar and the relative expenses of Bayer’s and our shared Nexavar expenses, it is not possible to predict our net expense from unconsolidated joint business for future periods. We expect Bayer’s and our shared Nexavar research and development expenses to increase in future periods as the companies develop Nexavar for indications beyond advanced kidney cancer. We also expect Bayer’s and our shared cost of goods sold, distribution, selling and general administrative expense to increase as the companies prepare to market and sell Nexavar outside of the United States.
     For the three months and nine months ended September 30, 2006, net expense from unconsolidated joint business was $3.6 million and $20.1 million, respectively, calculated as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(in thousands)	(in thousands)
Product revenue, net	$45,405	$101,342
Combined cost of goods sold, distribution, selling, general and administrative	29,895	73,778
Combined research and development	40,711	120,104

Combined collaboration loss	$(25,201)	$(92,540)

Onyx’s share of collaboration loss	$(12,601)	$(46,271)
Reimbursement of Onyx’s direct development and marketing expenses	9,005	26,124

Onyx’s net expense from unconsolidated joint business	$(3,596)	$(20,147)

Research and Development Expenses
     Research and development expenses were $7.6 million, including stock-based compensation expense of $629,000 for the three months ended September 30, 2006, a net decrease of $7.1 million, or 48 percent, from $14.8 million in the same period in 2005. For the nine months ended September 30, 2006, research and development expenses were $24.1 million, including stock-based compensation expense of $2.0 million, a net decrease of $16.3 million, or 40 percent, from $40.4 million in the same period in 2005. We did not expense employee stock-based compensation prior to our adoption of FAS 123(R) on January 1, 2006. The decrease was primarily due to the change in presentation of our Statement of Operations to include the net expense from unconsolidated joint business line item. Our share of Bayer’s Nexavar product development expenses is included in net expense from unconsolidated joint business for the three and nine months ended September 30,

2006. In periods prior to 2006, Bayer’s Nexavar product development expense was included in research and development expense. In the new presentation beginning with the three months ended March 31, 2006, only our direct research and development expenses are included in the research and development line item. Onyx and Bayer are continuing to expand their investment in the development of Nexavar for additional indications including Phase III trials for Nexavar in melanoma, liver cancer, and lung cancer.
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
     We manage the ongoing development program of Nexavar, together with our partner Bayer, through a joint development committee under the Collaboration Agreement between the parties. Together with Bayer, we have implemented a broad-based global development strategy for Nexavar that implements simultaneous clinical programs currently designed to expand the number of approved indications of Nexavar and evaluate the use of Nexavar in new and/or novel combinations. Our global development plan has included major Phase III studies in advanced kidney and liver cancer in the past, and currently includes additional major Phase III clinical trials in metastatic melanoma comparing the administration of Nexavar in combination with the chemotherapeutics carboplatin and paclitaxel, as well as Nexavar with standard chemotherapeutic agents in non-small cell lung cancer. The completion dates of these trials are currently unknown. As of September 30, 2006, we have invested $194.9 million in the development of Nexavar, representing our share of the costs incurred to date under the collaboration.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $11.9 million, including stock-based compensation expense of $2.9 million, for the three months ended September 30, 2006, a net increase of $2.6 million, or 28 percent, from $9.3 million in the same period in 2005. For the nine months ended September 30, 2006, selling, general and administrative expenses were $36.9 million, including stock-based compensation expense of $8.8 million, a net increase of $15.0 million, or 69 percent, from $21.9 million in the same period in 2005. We did not expense employee stock-based compensation prior to our adoption of FAS 123(R) on January 1, 2006. In addition to the stock-based compensation expense, the increase was primarily due to the establishment of our U.S. Nexavar sales force in the second half of 2005 and our marketing expenses relating to the Nexavar launch. In addition, with the change in accounting presentation to reflect net expense from unconsolidated joint business, our share of Bayer’s Nexavar-related marketing expenses is included in the net expense from unconsolidated joint business line item. In periods prior to 2006, our share of Nexavar-related marketing expenses was included in the Company’s selling, general and administrative line item. Under the new presentation only our direct selling, general and administrative expenses are included in the selling, general and administrative expenses line item. Our direct selling, general and administrative expenses increased significantly for the three and nine months end September 30, 2006 over the same period in the prior year due to the adoption of FAS 123(R), as well as the payroll-related costs of our sales force and medical science liaisons who were hired in the second half of 2005.
Interest Income, net
     We had net interest income of $2.9 million for the three months ended September 30, 2006, an increase of $1.4 million from $1.5 million in the same period in 2005. For the nine months ended September 30, 2006, we recorded interest income of $9.0 million, an increase of $4.9 million from $4.1 million in the same period in 2005. The increase was primarily due to higher interest rates as well as higher average investment balances for the three and nine months ended September 30, 2006 resulting from our November 2005 sale of equity securities from which we received $136.2 million in net proceeds.
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
     At September 30, 2006, we had cash, cash equivalents and short and long-term marketable securities of $218.2 million, compared to $284.7 million at December 31, 2005. The decrease of $66.5 million was attributable to net cash used in operations of $78.8 million, primarily related to the year-to-date net loss and the payments of the year-end, first quarter and second quarter payables to Bayer, our collaboration partner. The decrease was offset by our $10.0 million receipt of the final milestone-based advance from Bayer in January 2006 for the approval of Nexavar by the FDA. The cash was used primarily for co-funding the clinical development program for Nexavar. In addition, we received proceeds of $2.4 million from the exercise of stock options during the nine-month period ended September 30, 2006.
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
     In September 2006, we secured a commitment for up to $150 million in a common stock purchase agreement with Azimuth Opportunity Ltd. or Azimuth. During the two-year term of the commitment, Onyx may sell at its discretion registered shares of its common stock to Azimuth at a discount to the market price ranging from 3.30% to 5.05%. Onyx will determine, at its sole discretion, the timing and amount of any sales of stock, subject to certain conditions. In October 2006, Azimuth purchased 2,096,555 shares of our common stock under the purchase agreement for an aggregate purchase price of $35 million. We received $34.6 million in net proceeds from the sale of these shares after deducting our estimated offering expenses.
     Total capital expenditures for equipment and leasehold improvements for the nine-month period ended September 30, 2006, were $227,000. We currently expect to make expenditures for capital equipment and leasehold improvements of approximately $717,000 for the remainder of 2006.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, and investment grade government and non-government debt securities. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of September 30, 2006, the fair value of our portfolio would decline by approximately $507,000.
     The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at:

	September 30, 2006			December 31, 2005
			Average
		Fair Value	Interest		Fair Value	Average
	Maturity	(In millions)	Rate	Maturity	(In millions)	Interest Rate
Cash equivalents, fixed rate	0 – 1 month	$66.7	4.92%	0 – 2 months	$45.4	3.97%
Marketable securities, fixed rate	0 – 16 months	$149.6	5.24%	0 – 23 months	$238.6	4.66%
     We did not hold any derivative instruments as of September 30, 2006, and we have not held derivative instruments in the past. However, our investment policy does allow us to use derivative financial instruments for the purposes of hedging foreign currency denominated obligations. Our cash flows are denominated in U.S. dollars.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
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
Risks Related to Our Business
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
     If our clinical trials fail to demonstrate that Nexavar is safe and effective for cancer types other than kidney cancer, we will be unable to broadly commercialize Nexavar as a treatment for cancer, and our business may fail.*
     In collaboration with Bayer, we are conducting multiple clinical trials of Nexavar. We have completed Phase I single-agent clinical trials of Nexavar. We are currently conducting a number of Phase Ib clinical trials of Nexavar in combination with other anticancer agents. Phase I trials are not designed to test the efficacy of a drug candidate but rather to test safety; to study pharmacokinetics, or how drug concentrations in the body change over time; to study pharmacodynamics, or how the drug candidate acts on the body over a period of time; and to understand the drug candidate’s side effects at various doses and schedules.
     With Bayer, we have completed Phase II clinical trials of Nexavar in kidney and liver cancer and are conducting Phase II clinical trials in non-small cell lung, melanoma and other cancers. Phase II trials are designed to explore the efficacy of a product candidate in several different types of cancers and may be randomized and double-blinded to ensure that the results are due to the effects of the drug.
     In addition, we and Bayer are conducting a number of Phase III trials of Nexavar. Phase III trials are designed to more rigorously test the efficacy of a product candidate and are normally randomized and double-blinded. In May 2006, we and Bayer completed enrollment of both a Phase III clinical trial of Nexavar in patients with liver cancer and a separate Phase III clinical trial of Nexavar in combination with the chemotherapeutic agents carboplatin and paclitaxel in patients with malignant melanoma. In February 2006, we and Bayer initiated a Phase III clinical trial of Nexavar in combination with carboplatin and paclitaxel in patients with non-small cell lung cancer, or NSCLC.
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
     There are competing therapies approved for the treatment of advanced kidney cancer, and we expect the number of approved therapies to rapidly increase, which could harm the prospects for Nexavar in this indication.*
     Historically, the most commonly used therapeutic agents for patients suffering from metastatic kidney cancer were interleukin-2, or IL-2 and interferon-alpha, or IFN. Many companies are marketing and developing products to treat patients with advanced kidney cancer. The market is highly competitive and we expect the competition to increase as additional products are approved to treat advanced kidney cancer.
     For example, Sutent, a multi-kinase inhibitor marketed by Pfizer, was approved by the FDA and the European Union for treating patients with kidney cancer and Gleevec-resistant gastrointestinal stromal tumors, or GIST. In June 2006, results of a randomized Phase III trial comparing Sutent to IFN in treatment-naive patients with advanced kidney cancer were reported. The primary endpoint of the study was progression-free survival with a median progression-free survival of 11 months for patients receiving Sutent compared to five months for patients receiving IFN. Moreover, Genentech’s Avastin has been reported to have activity in kidney cancer, and Genentech has indicated that Avastin is now being used off-label for treatment of some kidney cancer patients. In June 2006, results from a randomized Phase II trial comparing Avastin with or without erlotinib in treatment-naive advanced renal cancer patients were reported. The median progression-free survival for the Avastin-treated patients was 8.5 months. A Phase III randomized trial in treatment-naïve advanced kidney cancer patients is underway comparing Avastin and IFN that may produce superior progression-free survival or overall survival data than Nexavar.
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
     In April 2005, as a result of a recommendation by us and Bayer, all patients in our ongoing randomized Phase III kidney cancer trial who were previously administered placebo in the trial were given the opportunity to receive Nexavar. This action reduced the number of patients in the trial receiving placebo and is expected to negatively impact our ability to obtain statistically significant data on overall survival of patients with kidney cancer participating in the trial. In November 2005 and June 2006, investigators presented interim analyses on overall survival of patients in this Phase III kidney cancer trial. In both cases, the data presented were not sufficient to be considered statistically significant according to the predefined specifications for the interim analyses. The final survival analysis is planned when 540 deaths have occurred. Cross over of patients from placebo to Nexavar is likely to negatively impact our ability to obtain statistically significant overall survival data. Competitors with statistically significant overall survival data could be preferred in the marketplace, impairing our ability to successfully market Nexavar.
     We and Bayer are currently conducting a randomized Phase II clinical trial that compares Nexavar to IFN, which is commonly used as a first-line therapy in patients with advanced kidney cancer. The trial will measure progression-free survival of the patients in both groups, and permits patients receiving IFN whose disease has progressed to instead receive Nexavar. We cannot assure you that this study will show that Nexavar offers any advantage over IFN, and if it does, how meaningful that difference might be. It is not currently known which of Nexavar and these potential new kidney cancer products, if any, will be accepted by the medical community as a standard of care. Products that have shown efficacy as compared to IFN or IL-2, or in treatment naïve-patients may be preferred by the medical community. Further, survival may become the single most important element in determining standard of care. We expect that our ability to obtain statistically significant overall survival data has been impaired by the cross over of patients from placebo to Nexavar beginning in April 2005, and we have not demonstrated Nexavar’s efficacy as compared to IFN or IL-2. The use of any particular therapy may limit the use of a competing therapy with a similar mechanism of action. The FDA approval of Nexavar permits Nexavar to be used as an initial, or first-line, therapy for the treatment of advanced kidney cancer, but the Swiss and European Union approvals do not. The successful introduction of other new therapies could significantly reduce the potential market for Nexavar in this indication. Decreased demand or price for Nexavar would harm our ability to realize revenue and profits from Nexavar which could cause our stock price to fall.
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
     If serious adverse side effects are associated with Nexavar, approval for Nexavar could be revoked, sales of Nexavar could decline, and we may be unable to develop Nexavar as a treatment for other types of cancer.*
     The approved package insert for Nexavar for the treatment of patients with advanced kidney cancer includes the following warnings relating to observed adverse side effects:
•	Hypertension may occur early in the course of therapy and blood pressure should be monitored weekly during the first six weeks of therapy and treated as needed.

•	Gastrointestinal perforation has been reported in less than one percent of patients taking Nexavar.

•	Incidence of bleeding, regardless of causality, was 15 percent for Nexavar vs. 8 percent for placebo and the incidence of treatment-emergent cardiac ischemia/infarction was 2.9 percent for Nexavar vs. 0.4 percent for placebo.

•	Most common treatment-emergent adverse events with Nexavar were diarrhea, rash/desquamation, fatigue, hand-foot skin reaction, alopecia and nausea. Grade 3/4 adverse events were 38 percent for Nexavar vs. 28 percent for placebo.

•	Women of child-bearing potential should be advised to avoid becoming pregnant and advised against breast-feeding.

•	In cases of any severe or persistent side effects, temporary treatment interruption, dose modification or permanent discontinuation should be considered.
     As Nexavar becomes more widely available worldwide, we and Bayer anticipate we will routinely update side effects and adverse events listed on the package insert to reflect current information. For example, in September 2006 we and Bayer updated the package insert to include additional information on types of internal bleeding observed and new adverse events reported by physicians using Nexavar, including gastrointestinal perforations, congestive heart failure, and reversible posterior leukoencephalopathy syndrome, or RPLS, a rare but reversible neurological phenomenon associated with severe hypertension If additional adverse side effects emerge, or a pattern of severe or persistent previously observed side effects is observed in the Nexavar patient population, the FDA or other international regulatory agencies could modify or revoke approval of Nexavar or we may choose to withdraw it from the market. If this were to occur, we may be unable to obtain approval of Nexavar in additional indications and foreign regulatory agencies may decline to approve Nexavar for use in any indication. Any of these outcomes would have a material adverse impact on our business. In addition, if patients receiving Nexavar were to suffer harm as a result of their use of Nexavar, these patients or their representatives may bring claims against us. These claims, or the mere threat of these claims, could have a material adverse effect on our business and results of operations.
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
     Our net loss for the year ended December 31, 2003 was $45.0 million, for the year ended December 31, 2004 was $46.8 million and for the year ended December 31, 2005 was $95.2 million. Our net loss for the nine months ended

September 30, 2006 was $72.0 million. As of September 30, 2006, we had an accumulated deficit of approximately $417.8 million. We have incurred these losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. It is not unusual for patients to be offered access to investigational compounds in late-stage clinical development. Such programs involve substantial costs. We expect to incur significant and increasing operating losses over the next several years as we continue our clinical trial activities and, with Bayer, establish commercial infrastructure in Europe and other parts of the world. We expect our operating losses to increase with our co-funding of ongoing Nexavar clinical and commercial activities under our collaboration agreement with Bayer.
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
     We are subject to extensive government regulation, which can be costly, time consuming and subject us to unanticipated delays.*
     Drug candidates under development are subject to extensive and rigorous domestic and foreign regulation. We have received regulatory approval only for the use of Nexavar in the treatment of advanced kidney cancer in the United States and a number of foreign markets.
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

     While Nexavar has received marketing approvals in many countries outside of the United States, it has not received pricing approval in all of these countries, and may not receive marketing approvals or pricing approvals in additional countries.*
     In July 2006, the European Commission granted marketing authorization for Nexavar for the treatment of patients with advanced kidney cancer who have failed prior interferon-alpha or interleukin-2 based therapy or are considered unsuitable for such therapy. Nexavar has also received marketing approvals in several additional foreign countries outside of the European Union. Many foreign countries in the European Union and elsewhere will require Onyx and Bayer to negotiate the price of Nexavar in order to make it eligible for government reimbursement. In many countries, patients will not use prescription drugs that are not reimbursable by their governments. This will require us to obtain governmental pricing approval following marketing approval to ensure that Nexavar can be marketed effectively. In countries that have granted marketing approval, we may not be able to obtain pricing approvals at favorable levels, or at all, which could harm our business.
     Nexavar was approved by the FDA for the treatment of advanced kidney cancer on the basis of the progression-free survival endpoint. Since we have not yet performed the final analysis on overall survival, we do not know whether we will achieve a statistically significant outcome on this endpoint. We expect that our ability to obtain statistically significant overall survival data will be negatively impacted by our April 2005 decision to allow patients that had been receiving placebo to elect to receive Nexavar. Regulatory authorities may have concerns or require further analysis of the manner in which tumor progression was determined. It is possible that in the absence of statistically significant overall survival data, Nexavar will not receive marketing approval in some countries, or will receive more limited approval than that granted by the FDA. For example, the European Union did not approve Nexavar as an initial or first-line therapy, and it is possible that other foreign regulatory agencies will take a similar approach. In addition, regulatory authorities may have questions about the safety of Nexavar, relative to the level of efficacy demonstrated in clinical studies. For example, there were instances of greater adverse events in the treatment arm relative to the placebo arm of the Phase III trial, and physicians have reported some incidents of additional adverse events in patients receiving Nexavar. Foreign regulatory authorities may not, however, be satisfied with the safety and efficacy data submitted in support of the foreign applications, which could result in non-approval, a requirement of additional clinical trials, further analysis of existing data or a restricted use of Nexavar. Lack of marketing approval in a particular country would prevent us from selling Nexavar in that country, which could harm our business. In addition, as an element of the foreign approval process, the applicable regulatory authority must be satisfied with the processes and facilities for drug manufacture, which includes a physical inspection of those facilities. Any conclusion that there are shortcomings in the processes, facilities, or quality control procedures related to manufacture of the drug could result in a significant delay in foreign approval. For these or other reasons, there is no assurance that Nexavar will receive any additional foreign approvals on the basis of the current application without amendment, if it is approved at all.
     We face intense competition and rapid technological change, and many of our competitors have substantially greater resources than we have.
     We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market Nexavar to compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials, and others are approved. Competitors that target the same tumor types as our Nexavar program and that have commercial products or product candidates in clinical development include Pfizer, Wyeth, Novartis International AG, Amgen, AstraZeneca PLC, OSI Pharmaceuticals, Inc. and Genentech, Inc. among others. A number of companies have agents targeting Vascular Endothelial Growth Factor, or VEGF; VEGF receptors; Epidermal Growth Factor, or EGF; EGF receptors; and other enzymes. These agents include antibodies and small molecules. OSI Pharmaceuticals with Tarceva™, a small molecule inhibitor of the EGF receptor has been approved in the United States for treatment of NSCLC and pancreatic cancer in combination with gemcitabine. Companies working on developing antibody approaches include Amgen and ImClone Systems, Inc. ImClone has developed Erbitux, which is an antibody targeting the EGF receptor. Erbitux has been approved in the United States and the European Union for treatment of colorectal cancer, as well as in the United States for the treatment of most types of head and neck cancer. Genentech has developed

Avastin™, an antibody targeting VEGF, which has received approvals in the United States and the European Union for treatment of colorectal cancer and NSCLC and is in clinical development for kidney cancer, among other indications. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for Nexavar.
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
We will need substantial additional funds, and our future access to capital is uncertain.*
     We will require substantial additional funds to conduct the costly and time-consuming clinical trials necessary to develop Nexavar for additional indications, pursue regulatory approval and commercialize this product in Europe and the rest of the world. Our future capital requirements will depend upon a number of factors, including:
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
     We may not be able to raise additional capital on favorable terms, or at all. If we are unable to obtain additional funds, we may not be able to fund our share of commercialization expenses and clinical trials. We may also have to curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses that are unfavorable to us.
     In September 2006, in connection with our committed equity financing facility, we entered into a stock purchase agreement with Azimuth Opportunity Ltd., or Azimuth. The committed equity financing facility entitles us to sell and obligates Azimuth to purchase, from time to time over a period of two years, shares of our common stock for cash consideration up to an aggregate of $150.0 million, subject to certain conditions and restrictions. Capital will not be available to us under the committed equity financing facility if our stock price is below $8.00 per share or if we are unable to meet other conditions specified in the stock purchase agreement. In addition, when we draw down under the committed equity financing facility, we will sell shares to Azimuth at a discount of up to 5.05 percent from the volume weighted average price of our common stock. If we draw down amounts under the committed equity financing facility when our share price is decreasing, we will need to issue more shares to raise the same amount than if our share price was higher.
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
     In the case of Nexavar, the global patent applications related to this product candidate are held by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. While an application is pending, a United States patent has not been issued related to Nexavar. We currently anticipate that, if issued, the United States patent related to Nexavar will expire in 2022, subject to possible patent-term extension, the entitlement to which and the term of which cannot presently be calculated. Patent applications for Nexavar are also pending throughout the world. As of September 30, 2006, we owned or had licensed rights to 51 United States patents and 34 United States patent applications and, generally, foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert Company or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.
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
Our stock price is volatile. *
     The market price of our common stock has been volatile and is likely to continue to be volatile. For example, during the period beginning January 1, 2003 and ending September 30, 2006, the closing sales price for one share of our common stock reached a high of $58.75 and a low of $4.65. Factors affecting our stock price include:
•	reported sales of Nexavar;

•	interim or final results of, or speculation about, clinical trials from Nexavar;

•	decisions by regulatory agencies;

•	changes in the regulatory approval requirements;

•	ability to accrue patients into clinical trials;

•	success or failure in, or speculation about, obtaining regulatory approval by us or our competitors;

•	public concern as to the safety and efficacy of our product candidates;

•	developments in our relationship with Bayer;

•	developments in patent or other proprietary rights;

•	additions or departures of key personnel;

•	announcements by us or our competitors of technological innovations or new commercial therapeutic products;

•	published reports by securities analysts;

•	statements of governmental officials;

•	changes in healthcare reimbursement policies;

•	sales of our common stock by existing holders, or sales of shares issuable upon exercise of outstanding options and warrants; and

•	sales by us of our common stock, including sales under our committed equity financing facility arrangement with Azimuth.
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
     Our executive officers, directors and five-percent stockholders own, in the aggregate, approximately 35 percent of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.
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
Accounting pronouncements may affect our future financial position and results of operations.*
     There may be new accounting pronouncements or regulatory rulings, which may have an effect on our future financial position and results of operations. In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Statement of Financial Accounting Standards, or FAS, No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123(R) — Share-Based Payment”, which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and will require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We adopted FAS 123(R) using the modified prospective basis on January 1, 2006. We expect that the adoption of FAS 123(R) will have a material adverse impact on our results of operations and our net loss per share. For example, as a result of our adoption of FAS 123(R), for the quarter ended March 31, 2006, our net loss increased by $3.6 million, or $0.09 per share, for the quarter ended June 30, 2006, our net loss increased by $3.7 million, or $0.09 per share and for the quarter ended September 30, 2006, our net loss increased by $3.5 million, or $0.08 per share over the corresponding periods in 2005. We expect that our 2006 results will continue to be adversely affected by the implementation of FAS 123(R) and that the FASB could issue new accounting pronouncements that could affect our future financial position and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
3.1 (1)	Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 14, 1996.

3.2 (1)	Bylaws of the Company.

3.3 (2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 13, 2000.

3.4 (3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 25, 2006.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (1)	Specimen Stock Certificate.

10.22 *	Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between Warner- Lambert and the Company, dated May 2, 1995.

10.35 (4)	Letter Agreement between Gregory W. Schafer and the Company, dated July 7, 2006.

10.36 (4)	Form of Stock Bonus Award Grant Notice and Agreement between the Company and certain award recipients.

10.37 (5)	Separation Agreement between Fabio M. Benedetti, M.D. and the Company, dated September 6, 2006.

10.38 (6)	Common Stock Purchase Agreement between Azimuth Opportunity Ltd. and the Company, dated September 29, 2006.

31.1 (7)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (7)	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (7)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been requested for portions of this document. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(3)	Filed as an exhibit to the registrant’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(4)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on July 12, 2006.

(5)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on September 7, 2006.

(6)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on September 29, 2006.

(7)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.
Date: November 9, 2006	By:	/s/ Hollings C. Renton
Hollings C. Renton
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2006	By:	/s/ Gregory W. Schafer
Gregory W. Schafer
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1 (1)	Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 14, 1996.

3.2 (1)	Bylaws of the Company.

3.3 (2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on June 13, 2000.

3.4 (3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on May 25, 2006.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (1)	Specimen Stock Certificate.

10.22*	Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between Warner-Lambert and the Company, dated May 2, 1995.

10.35(4)	Letter Agreement between Gregory W. Schafer and the Company, dated July 7, 2006.

10.36 (4)	Form of Stock Bonus Award Grant Notice and Agreement between the Company and certain award recipients.

10.37 (5)	Separation Agreement between Fabio M. Benedetti, M.D. and the Company, dated September 6, 2006.

10.38 (6)	Common Stock Purchase Agreement between Azimuth Opportunity Ltd. and the Company, dated September 29, 2006.

31.1 (7)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (7)	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (7)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been requested for portions of this document. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(1)	Filed as an exhibit to the registrant’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(3)	Filed as an exhibit to the registrant’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(4)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on July 12, 2006.

(5)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on September 7, 2006.

(6)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on September 29, 2006.

(7)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.