Form 10-Q
period 2007-03-31
ONYX PHARMACEUTICALS INC
filed 2007-05-10
CIK 1012140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 47,867,640 as of May 4, 2007.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$80,792	$94,413
Short-term marketable securities	180,959	172,545
Receivable from collaboration partner	9,057	9,281
Other current assets	3,876	3,659

Total current assets	274,684	279,898
Long-term marketable securities	—	4,445
Property and equipment, net	1,873	1,478
Other assets	506	425

	$277,063	$286,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169	$297
Payable to collaboration partner	9,093	8,391
Accrued liabilities	2,523	3,194
Accrued clinical trials and related expenses	4,031	8,263
Accrued compensation	2,117	3,321

Total current liabilities	17,933	23,466
Advance from collaboration partner	40,000	40,000

Commitments and contingencies

Stockholders’ equity:
Common stock	47	46
Additional paid-in capital	669,873	661,402
Accumulated other comprehensive loss	(104)	(177)
Accumulated deficit	(450,686)	(438,491)

Total stockholders’ equity	219,130	222,780

	$277,063	$286,246

See accompanying notes.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per
	share amounts)
Operating expenses:
Net expense due (from) to unconsolidated joint business	$(3,025)	$4,102
Research and development	5,534	7,800
Selling, general and administrative	13,183	11,623

Total operating expenses	15,692	23,525

Loss from operations	(15,692)	(23,525)

Interest income	3,497	3,173

Net loss	$(12,195)	$(20,352)

Basic and diluted net loss per share	$(0.26)	$(0.49)

Shares used in computing basic and diluted net loss per share	46,278	41,292

See accompanying notes.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	( In thousands)
Cash flows from operating activities:
Net loss	$(12,195)	$(20,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195	188
Stock-based compensation	3,397	3,753
Changes in operating assets and liabilities:
Receivable from collaboration partner	224	403
Prepaid expenses and other current assets	(217)	(807)
Other assets	(81)	—
Accounts payable	(128)	(344)
Accrued liabilities	(671)	875
Accrued clinical trials and related expenses	(4,232)	1,299
Payable to collaboration partner	702	(21,847)
Accrued compensation	(1,204)	(478)

Net cash used in operating activities	(14,210)	(37,310)

Cash flows from investing activities:
Purchases of marketable securities	(104,524)	(67,243)
Maturities of marketable securities	100,628	70,200
Capital expenditures	(590)	(12)

Net cash (used in) provided by investing activities	(4,486)	2,945

Cash flows from financing activities:
Advance from collaboration partner	—	10,000
Net proceeds from issuances of common stock	5,075	1,231

Net cash provided by financing activities	5,075	11,231

Net decrease in cash and cash equivalents	(13,621)	(23,134)
Cash and cash equivalents at beginning of period	94,413	46,064

Cash and cash equivalents at end of period	$80,792	$22,930

See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other future operating periods.
     The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
     For further information, refer to the financial statements and footnotes thereto included in the Onyx Pharmaceuticals, Inc. (the “Company” or “Onyx”) Annual Report on Form 10-K for the year ended December 31, 2006.
Note 2. Net Expense due to (from) Unconsolidated Joint Business
     Nexavar is currently marketed and sold primarily in the United States and the European Union for the treatment of advanced kidney cancer. Nexavar also has regulatory applications pending in other territories internationally. Onyx co-promotes Nexavar in the United States with Bayer Pharmaceuticals Corporation, (Bayer) under collaboration and co-promotion agreements. In March 2006, Onyx and Bayer entered into a Co-Promotion Agreement to co-promote Nexavar in the United States. This agreement amends the original 1994 Collaboration Agreement and supersedes the provisions of that agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the Collaboration Agreement continue to govern. Under the terms of the Co-Promotion Agreement and consistent with the Collaboration Agreement, Onyx and Bayer will share equally in the profits or losses of Nexavar, if any, in the United States, subject only to the Company’s continued co-funding of the development costs of Nexavar worldwide, excluding Japan. The collaboration was created through a contractual arrangement, not through a joint venture or other legal entity.
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

     Net expense due to (from) unconsolidated joint business consists of Onyx’s share of the pretax collaboration loss generated from its collaboration with Bayer net of the reimbursement of Onyx’s marketing and research and development costs related to Nexavar. Under the collaboration, Bayer recognizes net product revenue of Nexavar worldwide. Collaboration loss is derived by calculating sales of Nexavar to third-party customers and deducting the cost of goods sold, distribution costs, marketing costs (including without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses, and Bayer marketing services expenses), Phase 4 clinical trial costs, allocable overhead costs and research and development costs. As noted above, United States sales force and medical science liaison expenditures incurred by both companies are borne by each company separately and are not included in the calculation. Some of the revenue and expenses recorded to derive the net expense due to (from) unconsolidated joint business during the period presented are estimates of both parties and are subject to further adjustment based on each party’s final reviews should actual results differ from these estimates.
     For the quarter ended March 31, 2007, net expense due from unconsolidated joint business was $3.0 million. For the quarter ended March 31, 2006, net expense due to unconsolidated joint business was $4.1 million. The amounts are computed as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Onyx’s share of collaboration loss	$4,430	$11,996
Reimbursement of Onyx’s direct development and marketing expenses	(7,455)	(7,894)

Net expense due (from) to unconsolidated joint business	$(3,025)	$4,102

     In accordance with the Collaboration Agreement, Bayer recognizes all revenue from the sale of Nexavar. As such, for the quarters ended March 31, 2007 and 2006, Onyx reported no revenue.
Note 3. Stock-Based Compensation
     The Company accounts for stock-based compensation to employees and directors in accordance with Statement of Financial Accounting Standards, or FAS, No. 123(R), “Share-Based Payment”, (“FAS 123(R)”), which was adopted January 1, 2006, utilizing the modified prospective transition method. Total employee and director stock-based compensation expense was $3.0 million and $3.6 million for the three months ended March 31, 2007 and 2006, respectively.
     All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with FAS 123(R) and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The option arrangements are subject to periodic remeasurement over their vesting terms. The Company recorded compensation expense related to option grants to non-employees of $406,000 and $123,000 for the three months ended March 31, 2007 and 2006, respectively.
Employee Stock Plans
     In March 2007, the Board approved an amendment to the 2005 Equity Incentive Plan (Incentive Plan), subject to stockholder approval at the Company’s annual meeting of stockholders, to increase the number of shares of common stock authorized for issuance under the Incentive Plan by 1,600,000 shares, to a total of 9,160,045 shares.
     In March 2007, the Board approved an amendment to the Employee Stock Purchase Plan (ESPP), subject to stockholder approval at the Company’s annual meeting of stockholders, to increase the number of shares of common stock authorized for issuance under the ESPP by 500,000 shares, to a total of 900,000 shares.

Valuation Assumptions
     As of March 31, 2007 and 2006, the fair value of stock-based awards for employee stock option awards and employee stock purchases made under the ESPP was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended
	March 31,
	2007	2006
Stock Option Plans:
Risk-free interest rate	4.71%	4.57%
Expected life	4.3 years	4.2 years
Expected volatility	0.64%	0.60%
Expected dividends	None	None
Weighted average option fair value	$13.33	$14.49

Stock bonus awards:
Expected life	3 years	—
Expected dividends	None	—
Weighted average fair value per share	$24.84	—

ESPP:
Risk-free interest rate	5.17%	4.33%
Expected life	6 months	6 months
Expected volatility	0.60%	0.60%
Expected dividends	None	None
Weighted average shares fair value	$4.97	$9.32
Note 4. Net Loss Per Share
     Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Potentially dilutive outstanding securities consisting of 5,424,864 stock options, stock warrants and restricted stock awards as of March 31, 2007, and 4,530,805 stock options and warrants as of March 31, 2006, were not included in the computation of diluted net loss per share because their effect would have been antidilutive.

Note 5. Comprehensive Loss
     Comprehensive loss is composed of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity. Comprehensive loss and its components are as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Net loss — as reported	$(12,195)	$(20,352)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale securities	73	(281)

Comprehensive loss	$(12,122)	$(20,633)

Note 6. Income Taxes
     The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Effective January 1, 2007, Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), became effective for the Company. FIN 48 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the derecognition of a tax position. The adoption of FIN 48 did not result in any significant impact to the Company. The Company continues to carry a full valuation allowance on all of its deferred tax assets. The tax years 1992 through 2006 remain subject to examination by the taxing jurisdictions to which the Company is subject.
Note 7. Subsequent Events
     In April 2007, Azimuth Opportunity Ltd. purchased 1,246,912 shares of our common stock under the terms of the September 2006 common stock purchase agreement for an aggregate purchase price of $31.0 million. We received $30.8 million in net proceeds from the sale of these shares after deducting our offering expenses.

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
     We have not been profitable since inception and expect to incur substantial and potentially increasing losses for the foreseeable future, due to expenses associated with the continuing development and commercialization of Nexavar. Since inception, we have relied on public and private financings, combined with milestone payments from our collaborators to fund our operations. We expect that our losses will continue and will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 2007, our accumulated deficit was approximately $450.7 million.
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
Critical Accounting Policies and the Use of Estimates
     Critical accounting policies are those that require significant estimates, assumptions and judgments by management about matters that are inherently uncertain at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies related to net expense due to (from) unconsolidated joint business, stock-based compensation, research and development expenses, and use of estimates to be critical policies. Significant estimations used in 2007 included assumptions used in the determination of stock-based compensation related to stock options granted, net expense due to (from) unconsolidated joint business, and research and development expenses. Actual results could differ materially from these estimates. There were no changes to our critical accounting policies since we filed our Annual Report on Form 10-K, for the year ended December 31, 2006, with the Securities and Exchange Commission, or SEC. For a description of our critical accounting policies, please refer to our 2006 Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Results of Operations
Three months ended March 31, 2007 and 2006
Revenue
     Nexavar, our only marketed product, was approved in the U.S. in December 2005. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the quarters ended March 31, 2007 and 2006, we reported no revenue. For the three months ended March 31, 2007, Nexavar net sales recorded by Bayer were $60.9 million, primarily in the United States and the European Union. This represents an increase of $37.2 million or 156% over Nexavar net sales of $23.7 million recorded by Bayer for the quarter ended March 31, 2006.
Net Expense due to (from) Unconsolidated Joint Business
     Nexavar is currently marketed and sold in the United States, several countries in the European Union and other countries worldwide. We co-promote Nexavar in the United States with Bayer under a collaboration agreement. Under the terms of the collaboration agreement, we share equally in the profits or losses of Nexavar, if any, in the United States, subject only to our continued co-funding of the development costs of Nexavar outside of Japan and its continued promotion of Nexavar in the United States. The collaboration was created through a contractual arrangement, not through a joint venture or other legal entity.
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

     Net expense due to (from) unconsolidated joint business consists of our share of the pretax collaboration loss generated from our collaboration with Bayer net of the reimbursement of our marketing and research and development costs related to Nexavar. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. Collaboration loss is derived by calculating net sales of Nexavar to third-party customers and deducting cost of goods sold, distribution costs, marketing costs (including without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses, and Bayer marketing services expenses), Phase 4 clinical trial costs, allocable overhead costs and research and development costs. The net expense due to (from) unconsolidated joint business is, in effect, the net amount due to or from Bayer to balance the companies’ economics under the Nexavar collaboration. As noted above, United States sales force and medical science liaison expenditures incurred by both companies are borne by each company separately and are not included in the calculation. Some of the revenue and expenses recorded to derive the net expense from unconsolidated joint business during the period presented are estimates of both parties and are subject to further adjustment based on each party’s final review should actual results differ from these estimates. If we underestimate activity levels associated with the co-promotion and collaboration of Nexavar at a given point in time, the Company could record significant additional expense in future periods.
     Net expense due to (from) unconsolidated joint business decreases with increased Nexavar net revenue and as the differential between Bayer’s and our shared Nexavar expenses declines. Conversely, if Nexavar net revenue declines or if the differential between Bayer’s and our shared Nexavar expenses increases, net expense from unconsolidated joint business will increase. Due to the uncertainty in Bayer’s revenue from the sale of Nexavar and the relative expenses of Bayer’s and our shared Nexavar expenses, it is not possible to predict our net expense due to (from) unconsolidated joint business for future periods. When the combined collaboration is consistently profitable, that is, when Nexavar net revenue is consistently greater than Bayer’s and our shared Nexavar expenses, we expect to report a net profit from unconsolidated joint business on our revenue line. We expect Bayer’s and our shared Nexavar research and development expenses to increase in future periods as the companies develop Nexavar for indications beyond advanced kidney cancer. We also expect Bayer’s and our shared cost of goods sold, distribution, selling and general administrative expense to increase as Bayer continues to expand Nexavar marketing and sales activities outside of the United States.
     For the quarter ended March 31, 2007, net expense due from unconsolidated joint business was $3.0 million. For the quarter ended March 31, 2006, net expense due to unconsolidated joint business was $4.1 million. The change is primarily due to an increase in Nexavar revenue recognized by Bayer partially offset by increases in Bayer’s commercial and development expenses for Nexavar. Net expense due to (from) unconsolidated joint business for the quarters ended March 31, 2007 and 2006 is calculated as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Product revenue, net (as recorded by Bayer)	$60,881	$23,747
Combined cost of goods sold, distribution, selling, general and administrative expenses	36,450	17,708
Combined research and development expenses	33,290	30,031

Combined collaboration loss	$8,859	$23,992

Onyx’s share of collaboration loss	$4,430	$11,996
Reimbursement of Onyx’s direct development and marketing expenses	(7,455)	(7,894)

Onyx net expense due (from) to unconsolidated joint business	$(3,025)	$4,102

Research and Development Expenses
     Research and development expenses were $5.5 million for the three months ended March 31, 2007, a net decrease of $2.3 million, or 29 percent, from $7.8 million in the same period in 2006. The decrease was primarily due to the decrease in activities in the melanoma program subsequent to the release of results in December 2006 of the Phase 2 and Phase 3 metastatic melanoma trials.
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
     We manage the ongoing development program of Nexavar, together with our partner Bayer, through a joint development committee under the Collaboration agreement between the parties. Together with Bayer, we have implemented a broad-based global development strategy for Nexavar that implements simultaneous clinical programs currently designed to expand the number of approved indications of Nexavar and evaluate the use of Nexavar in new and/or novel combinations. Our global development plan has included major Phase 3 studies in kidney and liver in the past, and currently includes additional major Phase 3 clinical trials in metastatic melanoma comparing the administration of Nexavar in combination with the chemotherapeutics carboplatin and paclitaxel, as well as Nexavar with standard chemotherapeutic agents in non-small cell lung cancer. The completion dates of these trials are currently unknown. As of March 31, 2007, we have invested $235.6 million in the development of Nexavar, representing our share of the costs incurred to date under the collaboration.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $13.2 million for the three months ended March 31, 2007, a net increase of $1.6 million from $11.6 million in the same period in 2006. This increase is due to an increase in headcount in commercial and administrative functions, including executive and corporate development, to support our planned growth.
     Selling, general and administrative expenses consist primarily of salaries, employee benefits, consulting, advertising and promotion expenses, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs.
Interest Income
     We had interest income of $3.5 million for the three months ended March 31, 2007, an increase of $0.3 million from $3.2 million in the same period in 2006. The increase was primarily due to higher interest rates as well as higher average investment balances for the three months ended March 31, 2007.

Liquidity and Capital Resources
     Since our inception, we have incurred losses, and we have relied primarily on public and private financing, combined with milestone payments we have received from our collaborations to fund our operations.
     At March 31, 2007, we had cash, cash equivalents and short and long-term marketable securities of $261.8 million, compared to $271.4 million at December 31, 2006. The decrease of $9.6 million was primarily attributable to net cash used in operations of $14.2 million. This use of cash was partially offset by proceeds of $5.1 million received from the issuance of common stock through stock option exercises and the employee stock purchase plan during the three-month period ended March 31, 2007. In April 2007, Azimuth Opportunity Ltd. purchased 1,246,912 shares of our common stock under the terms of the September 2006 common stock purchase agreement for an aggregate purchase price of $31.0 million. We received $30.8 million in net proceeds from the sale of these shares after deducting our offering expenses.
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
     Total capital expenditures, primarily for furniture and information technology software, for the three-month period ended March 31, 2007, were $590,000. We currently expect to make capital expenditures of approximately $2.1 million for the remainder of 2007 for leasehold improvements, furniture and equipment, and information technology software.
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
Recently Issued Accounting Standards
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. On January 1, 2007, FIN 48 became effective for the Company. FIN 48 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the derecognition of a tax position. The adoption of FIN 48 did not result in any significant impact to the Company. The Company continues to carry a full valuation allowance on all of its deferred tax assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, and investment grade government and non-government debt securities. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of March 31, 2007, the fair value of our portfolio would decline by approximately $517,000.
     The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at:

	March 31, 2007			December 31, 2006
			Average			Average
		Fair Value	Interest		Fair Value	Interest
	Maturity	(In millions)	Rate	Maturity	(In millions)	Rate
Cash equivalents, fixed rate	0 – 2 months	$79.4	5.14%	0 – 2 months	$94.1	5.34%
Marketable securities, fixed rate	0 – 10 months	$181.0	5.29%	0 – 13 months	$177.0	4.91%
     We did not hold any derivative instruments as of March 31, 2007, and we have not held derivative instruments in the past. However, our investment policy does allow us to use derivative financial instruments for the purposes of hedging foreign currency denominated obligations. Our cash flows are denominated in U.S. dollars.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below contain forward-looking statements, and our actual results may differ materially from those discussed here. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock.
     We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2007.
Nexavar® (sorafenib) tablets is our only product, and we do not have any other product candidates in Phase 2 or Phase 3 clinical development. If Nexavar is not commercially successful, we may be unable to identify and promote alternative product candidates and our business would fail. *
     Nexavar is our only product. We do not have internal research and preclinical development capabilities. Our scientific and administrative employees are dedicated to the development and commercialization of Nexavar and managing our relationship with Bayer, but are not actively discovering or developing new product candidates. Thus, we do not have a clinical development pipeline beyond Nexavar. If Nexavar is not commercially successful, we may be unable to identify and promote alternative product candidates to later stage clinical development, which would cause our business to fail.
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
     In addition, we and Bayer are conducting a number of Phase 3 trials of Nexavar. Phase 3 trials are designed to more rigorously test the efficacy of a product candidate and are normally randomized and double-blinded. In May 2006, we and Bayer completed enrollment of a Phase 3 clinical trial of Nexavar in combination with the chemotherapeutic agents carboplatin and paclitaxel in patients with malignant melanoma. In December 2006, we and Bayer announced that the Phase 3 trial in patients with advanced melanoma did not meet its primary endpoint of improving progression-free survival (PFS). The treatment effect was comparable in each arm of the study. In May 2006, we and Bayer completed enrollment in a Phase 3 clinical trial of Nexavar in patients with liver cancer. In February 2007, we and Bayer announced that an independent data monitoring committee, or DMC, had reviewed the safety and efficacy data from the Phase 3 trial of Nexavar in patients with liver cancer and concluded that the trial met its primary endpoint resulting in superior overall survival in those patients receiving Nexavar. The DMC also noted no demonstrated difference in the serious adverse event rates between Nexavar and placebo. Subsequently, we and Bayer made the decision to stop the Phase 3 liver cancer trial early and offer all patients in the trial access to Nexavar, enabling them to “crossover” to Nexavar treatment. While we and Bayer have stopped the Phase 3 liver cancer trial based on the recommendation of the DMC, the data has not yet been filed or reviewed by regulatory authorities, and may not result in marketing approval in this indication. In February 2006, we and Bayer initiated a Phase 3 clinical trial of Nexavar in combination with carboplatin and paclitaxel in patients with non-small cell lung cancer, or NSCLC.
     Although we have received approvals for the use of Nexavar in the treatment of patients with advanced kidney cancer, the efficacy of Nexavar has not been proven in other types of cancer. Historically, many companies have failed to demonstrate the effectiveness of pharmaceutical product candidates in Phase 3 clinical trials notwithstanding favorable results in Phase 1 or Phase 2 clinical trials. Even though we have obtained fast track designation for Nexavar in various cancer types, we and Bayer may not obtain marketing approval for the use of Nexavar in these indications from the FDA or other regulatory authorities. In addition, if previously unforeseen and unacceptable side effects are observed, we may not proceed with further clinical trials of Nexavar. In our clinical trials, we treat patients who have failed conventional treatments and who are in advanced stages of cancer. During the course of treatment, these patients may die or suffer adverse medical effects for reasons unrelated to Nexavar. These adverse effects may impact the interpretation of clinical trial results, which could lead to an erroneous conclusion regarding the toxicity or efficacy of Nexavar.
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
     In February 2007, we and Bayer announced that an independent DMC had reviewed the safety and efficacy data from our Phase 3 clinical trial of Nexavar administered as a single agent in patients with liver cancer. The DMC concluded that the trial met its primary endpoint resulting in superior overall survival in those patients receiving Nexavar. Subsequently, we and Bayer made the decision to stop the Phase 3 liver cancer trial early and offer all patients in the trial access to Nexavar, enabling them to “crossover” to Nexavar treatment. While we and Bayer have stopped the Phase 3 liver cancer trial based on the recommendation of the DMC, the marketing application in support of this new indication has not yet been submitted nor reviewed by regulatory authorities, and may not result in marketing approval in this indication.
     Based on the results of this trial, and together with Bayer, we intend to file an application with the FDA and foreign regulatory authorities for marketing approval of Nexavar for use in patients with liver cancer. The regulatory authorities may be unsatisfied with the safety and efficacy data submitted in support of these applications, which could result in either non-approval or a requirement of additional clinical trials or further analysis of existing data. In addition to the question of whether Nexavar has demonstrated sufficient efficacy in the treatment of liver cancer, the FDA may have questions about the safety of the drug. For these or other reasons, there is no assurance that Nexavar will be approved for the treatment of liver cancer, or that any such approval, if granted, will occur quickly.
There are competing therapies approved for the treatment of advanced kidney and other types of cancer for which we are developing Nexavar. We expect the number of approved therapies to rapidly increase, which could harm the prospects for Nexavar in advanced kidney cancer and other indications.*
     Many companies are developing multi-kinase inhibitors, antiangiogenic agents and other targeted/novel therapies for the treatment of cancer indications that are the focus of Nexavar clinical development, including kidney cancer, liver cancer, melanoma, non-small cell lung cancer and breast cancer. The market is highly competitive and we expect the competition to increase as additional products are approved to treat these types of cancer.
     For example, Sutent, a multi-kinase inhibitor marketed by Pfizer, is available in the U.S. and the European Union for treating patients with kidney cancer and Gleevec-resistant gastrointestinal stromal tumors, or GIST. In January 2007, Pfizer reported that European regulators approved Sutent as an initial, or first-line, treatment for advanced kidney cancer patients and granted the product full marketing authorization. Prior to this approval, Sutent had only conditional approval for second-line use after the failure of alternative treatments. In June 2006, results of a randomized Phase 3 trial comparing

Sutent to IFN in treatment-naive patients with advanced kidney cancer were reported. The primary endpoint of the study was progression-free survival with a median progression-free survival of 11 months for patients receiving Sutent compared to five months for patients receiving IFN. Moreover, Genentech’s Avastin has been reported to have activity in kidney cancer, and Genentech has indicated that Avastin is now being used off-label for treatment of some kidney cancer patients. A Phase 3 randomized trial in treatment-naïve advanced kidney cancer patients is underway comparing Avastin and IFN that may produce superior progression-free survival or overall survival data than Nexavar. In December 2006, Genentech announced that an interim analysis showed that a randomized Phase 3 clinical study of Avastin in combination with IFN in patients with first-line metastatic kidney cancer significantly improved PFS and a trend toward improved overall survival compared to IFN therapy alone.
     In addition, Wyeth is conducting a Phase 3 study of Torisel, temsirolimus (CCI-779), an mTOR inhibitor, in patients with advanced kidney cancer. In June 2006, results of a randomized Phase 3 trial comparing temsirolimus to interferon to both agents combined in treatment-naïve, poor-prognosis advanced kidney cancer patients were reported. The primary endpoint of the study was overall survival. The reported median overall survival was 10.9 months for temsirolimus alone as compared to 7.3 months for interferon. Wyeth filed a new drug application with the FDA for this compound in October 2006. In April 2007, Wyeth announced that the FDA has extended the review of Torisel for three months to July 2007.
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
     We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market Nexavar to compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials, and others are approved. Competitors that target the same tumor types as our Nexavar program and that have commercial products or product candidates at various stages of clinical development include Pfizer, Wyeth, Novartis International AG, Amgen, AstraZeneca PLC, OSI Pharmaceuticals, Inc., GlaxoSmithKline plc and Genentech, Inc. among others. A number of companies have agents targeting Vascular Endothelial Growth Factor, or VEGF; VEGF receptors; Epidermal Growth Factor, or EGF; EGF receptors; and other enzymes. These agents include antibodies and small molecules. OSI Pharmaceuticals with Tarceva™, a small molecule inhibitor of the EGF receptor has been approved in the United States for treatment of non-small cell lung cancer, or NSCLC and pancreatic cancer in combination with gemcitabine. Companies working on developing antibody approaches include Amgen and ImClone Systems, Inc. ImClone has developed Erbitux, which is an antibody targeting the EGF receptor. Erbitux has been approved in the United States and the European Union for treatment of colorectal cancer, as well as in the United States for the treatment of most types of head and neck cancer. Genentech has developed Avastin™, an antibody targeting VEGF, which has received approvals in the United States and the European Union for treatment of colorectal cancer and NSCLC and is in clinical development for kidney cancer, among other indications. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for Nexavar.
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
     Our operating results will likely fluctuate from fiscal quarter to fiscal quarter and from year to year, and are difficult to predict. Sales of Nexavar commenced in late December 2005. Due to a highly competitive environment with existing and emerging products, Nexavar sales will be difficult to predict from period to period. Our operating expenses are largely independent of Nexavar sales in any particular period. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the ability of Bayer’s distribution network to process and ship product on a timely basis, fluctuations in foreign exchange rates, investments in sales and marketing efforts to support the sales of Nexavar, Bayer and our investments in the research and development and commercialization of Nexavar, and expenditures we may incur to acquire additional products.
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
     Our net loss for the year ended December 31, 2004 was $46.8 million, for the year ended December 31, 2005 was $95.2 million and for the year ended December 31, 2006 was $92.7 million. As of March 31, 2007, we had an accumulated deficit of approximately $450.7 million. We have incurred these losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We expect to incur significant and potentially increasing operating losses over the next several years as we continue our clinical trial activities and, with Bayer, establish commercial infrastructure in Europe and other parts of the world.
     We and Bayer only began to generate revenues from the sale of Nexavar in December 2005, and we must repay the milestone-based advances we received from Bayer totaling $40.0 million, from a portion of any future profits and royalties. We have made significant expenditures towards the development and commercialization of Nexavar, and may never realize sufficient product sales to offset these expenditures. Our ability to achieve profitability depends upon success by us and Bayer in completing development of Nexavar, obtaining required regulatory approvals and manufacturing and marketing the approved product.
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
While Nexavar has received approvals for sale in several countries outside of the United States, it has not received pricing approval in all of these foreign countries, and may not receive marketing approval in additional countries.*
     In July 2005, we and Bayer filed for approval of Nexavar based on the progression-free survival data. The FDA granted full approval in December 2005 for patients with advanced kidney cancer. In July 2006, the European Commission granted marketing authorization for Nexavar for the treatment of patients with advanced kidney cancer who have failed prior interferon-alpha or interleukin-2 based therapy or are considered unsuitable for such therapy. To date, Nexavar has received approvals in approximately 50 territories worldwide including the United States and all of the major European countries. Additional foreign regulatory authorities may not, however, be satisfied with the safety and efficacy data submitted in support of the foreign applications, which could result in non-approval, a requirement of additional clinical trials, further analysis of existing data or a restricted use of Nexavar. Lack of marketing approval in a particular country would prevent us from selling Nexavar in that country, which could harm our business. In addition, we and Bayer will be required to negotiate the price of Nexavar with European governmental authorities in order for Nexavar to be eligible for government reimbursement. In many European countries, patients will not use prescription drugs that are not reimbursable by their governments. European price negotiations could delay commercialization in a particular country by twelve months or more.
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
     In September 2006, in connection with our committed equity financing facility, we entered into a stock purchase agreement with Azimuth Opportunity Ltd., or Azimuth. The committed equity financing facility entitles us to sell and obligates Azimuth to purchase, from time to time over a period of two years, shares of our common stock for cash consideration up to an aggregate of $150.0 million, subject to certain conditions and restrictions. As of April 30, 2007, Azimuth has purchased $106 million of our common stock under the stock purchase agreement. Additional capital will not be available to us under the committed equity financing facility if our stock price is below $8.00 per share or if we are unable to meet other conditions specified in the stock purchase agreement. In addition, when we draw down under the committed equity financing facility, we will sell shares to Azimuth at a discount of up to 5.05 percent from the volume weighted average price of our common stock. If we draw down amounts under the committed equity financing facility when our share price is decreasing, we will need to issue more shares to raise the same amount than if our share price was higher.
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
If the specialty pharmacies and distributors that we and Bayer rely upon to sell our products fail to perform, our business may be adversely affected.*
     Our success depends on the continued customer support efforts of our network of specialty pharmacies and distributors. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions, which often require a high level of patient education and ongoing management. The use of specialty pharmacies and distributors involves certain risks, including, but not limited to, risks that these specialty pharmacies and distributors will:
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
     Our future success will depend in large part on the continued services of our management personnel, including Hollings C. Renton, our Chairman, President and Chief Executive Officer, Laura A. Brege, our Executive Vice President and Chief Business Officer, Edward F. Kenney, our Executive Vice President and Chief Commercial Officer and Henry J. Fuchs, our Executive Vice President and Chief Medical Officer as well as each of our other executive officers. The loss of the services of one or more of these key employees could have an adverse impact on our business unless or until we hire a suitably qualified replacement. We do not maintain key person life insurance on any of our officers, employees or consultants. Any of our key personnel could terminate their employment with us at any time and without notice. We depend on our continued ability to attract, retain and motivate highly qualified personnel. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions.
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
     Nexavar or any future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community or the market may not be as large as forecasted. One factor that may affect market acceptance of Nexavar or any future products we may develop is the availability of third-party reimbursement. Our commercial success may depend, in part, on the availability of adequate reimbursement for patients from third-party healthcare payors, such as government and private health insurers and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and services and their reimbursement practices may affect the price levels for Nexavar. Changes in government legislation or regulation, such as the Medicare Act, including Medicare Part D, or changes in private third-party payers’ policies towards reimbursement for our products may reduce reimbursement of our products costs and increase the amounts that patients have to pay themselves. In addition, the market for Nexavar may be limited by third-party payors who establish lists of approved products and do not provide reimbursement for products not listed. If Nexavar is not on the approved lists, our sales may suffer.

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
We may not be able to protect our intellectual property or operate our business without infringing upon the intellectual property rights of others.*
     We can protect our technology from unauthorized use by others only to the extent that our technology is covered by valid and enforceable patents or effectively maintained as trade secrets. As a result, we depend in part on our ability to:
•	obtain patents;

•	license technology rights from others;

•	protect trade secrets;

•	operate without infringing upon the proprietary rights of others; and

•	prevent others from infringing on our proprietary rights.
     In the case of Nexavar, the global patent applications related to this product candidate are held by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. While an application is pending, a United States patent has not been issued related to Nexavar. We currently anticipate that, if issued, the United States patent related to Nexavar will expire in 2022, subject to possible patent-term extension, the entitlement to which and the term of which cannot presently be calculated. Patent applications for Nexavar are also pending throughout the world. As of March 31, 2007, we owned or had licensed rights to 58 United States patents and 37 United States patent applications and, generally, foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert Company or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.
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
     We have recently become aware of two United States patents that claim using a combination of tyrosine kinase inhibitors with DNA damaging agents. The United States patents were filed abroad, and then abandoned. Nexavar is a tyrosine kinase inhibitor, and we are engaged in running clinical trials to determine the effectiveness of Nexavar with certain DNA damaging agents. We are in the process of obtaining an opinion from outside counsel as to the validity of these patents. If the opinion of outside counsel is that the patents are valid, and we wish to commercialize Nexavar with a DNA damaging agent in the United States, we may need to acquire licenses to the patents, or design around them. There is no guarantee that we will be able to acquire the licenses or design around the patents. If these efforts are not successful, we will be unable to commercialize Nexavar in combination with DNA damaging agents in the United States.
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
Our stock price is volatile.
     The market price of our common stock has been volatile and is likely to continue to be volatile. For example, during the period beginning January 1, 2003 and ending March 31, 2007, the closing sales price for one share of our common stock reached a high of $58.75 and a low of $4.65. Factors affecting our stock price include:
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
     Our executive officers, directors and five-percent stockholders own, in the aggregate, approximately 40 percent of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.
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
     Our collaboration agreement with Bayer provides that if Onyx is acquired by another entity by reason of merger, consolidation or sale of all or substantially all of our assets, and Bayer does not consent to the transaction, then for 60 days following the transaction, Bayer may elect to terminate Onyx’s co-development and co-promotion rights under the collaboration agreement. If Bayer were to exercise this right, Bayer would gain exclusive development and marketing rights to the product candidates developed under the collaboration agreement, including Nexavar. If this happened, Onyx, or the successor to Onyx, would receive a royalty based on any sales of Nexavar and other collaboration products, rather than a share of any profits which could substantially reduce the economic value derived from the sales of Nexavar to Onyx or its successor. These provisions of our collaboration agreement with Bayer may have the effect of delaying or preventing a change in control, or a sale of all or substantially all of our assets, or may reduce the number of companies interested in acquiring Onyx.
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
     There may be new accounting pronouncements or regulatory rulings, which may have an effect on our future financial position and results of operations. In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Statement of Financial Accounting Standards, or FAS, No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123(R) — Share-Based Payment”, which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We adopted FAS 123(R) using the modified prospective basis on January 1, 2006. The adoption of FAS 123(R) had a material adverse impact on our results of operations and our net loss per share. For example, the expense related to our adoption of FAS 123(R), for the year ended December 31, 2006, was $14.0 million, or $0.33 per share. We expect that our future results will continue to be adversely affected by FAS 123(R) and that the FASB could issue new accounting pronouncements that could affect our future financial position and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

3.1 (1)	Restated Certificate of Incorporation of the Company.

3.2 (1)	Bylaws of the Company.

3.3 (2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (1)	Specimen Stock Certificate.

10.24 (4)	2007 Base Salaries and Bonuses for Fiscal Year 2006 for Named Executive Officers.

10.25	2007 Bonus Plan Summary.

10.26	Retirement Agreement between Edward F. Kenney and the Company, dated April 13, 2007.

31.1 (5)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (5)	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (5)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(4)	Filed as an exhibit to Amendment No. 1 of the Company’s Current Report on Form 8-K/A filed on March 22, 2007.

(5)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.

Date: May 9, 2007	By:	/s/ Hollings C. Renton

Hollings C. Renton
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2007	By:	/s/ Gregory W. Schafer

Gregory W. Schafer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1 (1)	Restated Certificate of Incorporation of the Company.

3.2 (1)	Bylaws of the Company.

3.3 (2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (1)	Specimen Stock Certificate.

10.24 (4)	2007 Base Salaries and Bonuses for Fiscal Year 2006 for Named Executive Officers.

10.25	2007 Bonus Plan Summary.

10.26	Retirement Agreement between Edward F. Kenney and the Company, dated April 13, 2007.

31.1 (5)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (5)	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (5)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been requested for portions of this document. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

**	Confidential treatment has been requested for portions of this document.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(4)	Filed as an exhibit to Amendment No. 1 of the Company’s Current Report on Form 8-K/A filed on March 22, 2007.

(5)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.