Form 10-Q
period 2007-06-30
ONYX PHARMACEUTICALS INC
filed 2007-08-09
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 54,704,143 as of August 3, 2007.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ONYX PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$214,233	$94,413
Short-term marketable securities	240,190	172,545
Receivable from collaboration partner	7,104	9,281
Prepaid expenses and other current assets	6,550	3,659

Total current assets	468,077	279,898
Long-term marketable securities	—	4,445
Property and equipment, net	3,387	1,478
Other assets	530	425

	$471,994	$286,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$554	$297
Payable to collaboration partner	—	8,391
Accrued liabilities	3,694	3,194
Accrued clinical trials and related expenses	3,658	8,263
Accrued compensation	3,432	3,321

Total current liabilities	11,338	23,466

Advance from collaboration partner	40,000	40,000
Deferred lease incentives	727	—

Total long-term liabilities	40,727	40,000

Stockholders’ equity:
Common stock	55	46
Additional paid-in capital	881,485	661,402
Accumulated other comprehensive loss	(99)	(177)
Accumulated deficit	(461,512)	(438,491)

Total stockholders’ equity	419,929	222,780

	$471,994	$286,246

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
License fee	$—	$150	$—	$150

Operating expenses:
Net expense due (from) to unconsolidated joint business	(7,470)	12,449	(10,495)	16,551
Research and development	6,448	8,693	11,982	16,493
Selling, general and administrative	15,712	13,421	28,895	25,044

Total operating expenses	14,690	34,563	30,382	58,088

Loss from operations	(14,690)	(34,413)	(30,382)	(57,938)

Interest income, net	3,864	2,939	7,361	6,112

Net loss	$(10,826)	$(31,474)	$(23,021)	$(51,826)

Basic and diluted net loss per share	$(0.22)	$(0.76)	$(0.49)	$(1.25)

Shares used in computing basic and diluted net loss per share	48,242	41,422	47,265	41,357

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(23,021)	$(51,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	434	379
Stock-based compensation	7,145	7,493
Changes in assets and liabilities:
Receivable from collaboration partner	2,177	(262)
Prepaid expenses and other current assets	(2,891)	(431)
Other assets	(105)	13
Accounts payable	257	(303)
Accrued liabilities	500	1,762
Accrued clinical trials and related expenses	(4,605)	4,684
Payable to collaboration partner	(8,391)	(13,722)
Accrued compensation	111	(252)
Deferred lease incentives	727	—

Net cash used in operating activities	(27,662)	(52,465)

Cash flows from investing activities:
Purchases of marketable securities	(175,671)	(153,606)
Maturities of marketable securities	112,549	182,417
Capital expenditures	(2,343)	(58)

Net cash provided by (used in) investing activities	(65,465)	28,753

Cash flows from financing activities:
Advance from collaboration partner	—	10,000
Net proceeds from issuances of common stock	212,947	1,571

Net cash provided by financing activities	212,947	11,571

Net decrease in cash and cash equivalents	119,820	(12,141)
Cash and cash equivalents at beginning of period	94,413	46,064

Cash and cash equivalents at end of period	$214,233	$33,923

See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other future operating periods.
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
Note 2. Net Expense due (from) to Unconsolidated Joint Business
     Nexavar is currently marketed and sold primarily in the United States and the European Union for the treatment of advanced kidney cancer. Nexavar also has regulatory applications pending in other territories internationally. Onyx co-promotes Nexavar in the United States with Bayer HealthCare Pharmaceuticals, Inc., (Bayer) under collaboration and co-promotion agreements. In March 2006, Onyx and Bayer entered into a Co-Promotion Agreement to co-promote Nexavar in the United States. This agreement amends the original 1994 Collaboration Agreement and supersedes the provisions of that agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the Collaboration Agreement continue to govern. Under the terms of the Co-Promotion Agreement and consistent with the Collaboration Agreement, Onyx and Bayer will share equally in the profits or losses of Nexavar, if any, in the United States, subject only to the Company’s continued co-funding of the development costs of Nexavar worldwide, excluding Japan. The collaboration was created through a contractual arrangement, not through a joint venture or other legal entity.
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
     Net expense due (from) to unconsolidated joint business consists of Onyx’s share of the pretax collaboration loss generated from its collaboration with Bayer net of the reimbursement of Onyx’s marketing and research and development costs related to Nexavar. Under the collaboration, Bayer recognizes net product revenue of Nexavar worldwide. Collaboration loss is derived by calculating sales of Nexavar to third-party customers and deducting the cost of goods sold, distribution costs, marketing costs (including without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses, and Bayer marketing services expenses), Phase 4 clinical trial costs, allocable overhead costs and research and development costs. As noted above, United States sales force and medical science liaison expenditures incurred by both companies are borne by each company separately and are not included in the calculation. Some of the revenue and expenses recorded to derive the net expense due (from) to unconsolidated joint business during the period presented are estimates of both parties and are subject to further adjustment based on each party’s final reviews should actual results differ from these estimates.
     For the three and six months ended June 30, 2007, net expense due from unconsolidated joint business was $7.5 million and $10.5 million, respectively. For the three and six months ended June 30, 2006, net expense due to unconsolidated joint business was $12.4 million and $16.6 million, respectively. The amounts are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Onyx’s share of collaboration loss	$1,405	$21,674	$5,834	$33,670
Reimbursement of Onyx’s direct development and marketing expenses	(8,875)	(9,225)	(16,329)	(17,119)

Net expense due (from) to unconsolidated joint business	$(7,470)	$12,449	$(10,495)	$16,551

In accordance with the Collaboration Agreement, Bayer recognizes all revenue from the sale of Nexavar. As such, for the three and six months ended June 30, 2007 and 2006, Onyx reported no revenue.
Note 3. Stock-Based Compensation
     The Company accounts for stock-based compensation to employees and directors in accordance with Statement of Financial Accounting Standards, or FAS, No. 123(R), “Share-Based Payment”, (“FAS 123(R)”), which was adopted January 1, 2006, utilizing the modified prospective transition method. Total employee and director stock-based compensation expense was $3.6 million and $3.7 million for the three months ended June 30, 2007 and 2006, respectively, and $6.6 million and $7.3 million for the six months ended June 30, 2007 and 2006, respectively.
     All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with FAS 123(R) and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The option arrangements are subject to periodic remeasurement over their vesting terms. The Company recorded compensation expense related to option grants to non-employees of $114,000 and $37,000 for the three months ended June 30, 2007 and 2006, respectively and $520,000 and $160,000 for the six months ended June 30, 2007 and 2006, respectively.
Employee Stock Plans
     In May 2007, the stockholders approved amendments to (1) the 2005 Equity Incentive Plan (Incentive Plan) to increase the number of shares of common stock authorized for issuance under the Incentive Plan by 1,600,000 shares, to a total of 9,160,045 shares and (2) the Employee Stock Purchase Plan (ESPP) to increase the number of shares of common stock authorized for issuance under the ESPP by 500,000 shares, to a total of 900,000 shares.
Valuation Assumptions

     As of June 30, 2007 and 2006, the fair value of stock-based awards for employee stock option and bonus awards and employee stock purchases made under the ESPP was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock Option Plans:
Risk-free interest rate	4.58%	4.57%	4.70%	4.57%
Expected life	4.3 years	4.2 years	4.3 years	4.2 years
Expected volatility	64%	60%	64%	60%
Expected dividends	None	None	None	None
Weighted average option fair value	$16.06	$7.95	$13.55	$12.88

Stock bonus awards:
Expected life	3 years	3 years	3 years	3 years
Expected dividends	None	None	None	None
Weighted average fair value per share	$24.84	$21.04	$24.84	$21.04

ESPP:
Risk-free interest rate	5.17%	4.33%	5.17%	4.33%
Expected life	6 months	6 months	6 months	6 months
Expected volatility	60%	60%	60%	60%
Expected dividends	None	None	None	None
Weighted average shares fair value	$4.97	$9.32	$4.97	$9.32
Note 4. Revenue
     In accordance with the Collaboration Agreement Bayer recognizes all revenue from the sale of Nexavar. As such, for the three and six months ended June 30, 2007, Onyx reported no revenue related to Nexavar.
     In April 2006, for the consideration of $150,000, Onyx licensed cytopathic viruses for therapy and prophylaxis of neoplasia to DNAtriX, headquartered in Houston, Texas. According to the agreement, DNAtriX is granted certain worldwide semi-exclusive research licenses and exclusive worldwide development and commercialization license. Onyx has no further obligations under the license agreement, as such, the $150,000 was recorded as license fee revenue in the accompanying statement of operations.
Note 5. Net Loss Per Share
     Basic and diluted net loss per share have been computed using the weighted-average number of shares of common stock outstanding during each period. Potentially dilutive outstanding securities consisting of 5,220,068 stock options, stock warrants and restricted stock awards as of June 30, 2007 and 4,788,143 stock options, stock warrants and restricted stock awards as of June 30, 2006 were not included in the computation of diluted net loss per share because their effect would have been antidilutive.
Note 6. Comprehensive Loss
     Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity. Comprehensive loss and its components are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net loss — as reported	$(10,826)	$(31,474)	$(23,021)	$(51,826)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale securities	5	20	78	(261)

Comprehensive loss	$(10,821)	$(31,454)	$(22,943)	$(52,087)

Note 7. Income Taxes
     The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Effective January 1, 2007, Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), became effective for the Company. FIN 48 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the derecognition of a tax position. The adoption of FIN 48 did not result in any significant impact to the Company. The Company continues to carry a full valuation allowance on all of its deferred tax assets. The tax years 1992 through 2006 remain subject to examination by the taxing jurisdictions to which the Company is subject. In connection with the adoption of FIN 48, the Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
Note 8. Recently Issued Accounting Standards
     In June 2007, the EITF issued Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities” (“EITF 07-3”) which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be delivered. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus may not be applied to earlier periods and early adoption is not permitted. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position and results of operations.
Note 9. Common Stock Offering
     In June 2007, we sold 6,600,000 shares of our common stock at $28 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. We received cash proceeds, net of underwriting discounts and commissions, of approximately $174.6 million from this public offering.

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
Overview
      We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. With our collaborators, we are developing small molecule drugs with the goal of changing the way cancer is treated™. A common feature of cancer cells is the excessive activation of signaling pathways that cause abnormal cell proliferation. In addition, tumors require oxygen and nutrients from newly formed blood vessels to support their growth. The formation of these new blood vessels is a process called angiogenesis. We are applying our expertise to develop and commercialize oral anticancer therapies designed to prevent cancer cell proliferation and angiogenesis by inhibiting proteins that signal or support tumor growth. By exploiting the genetic differences between cancer cells and normal cells, we aim to create novel anticancer agents that minimize damage to healthy tissue.
      With our collaborator, Bayer HealthCare Pharmaceuticals, or Bayer, we are commercializing Nexavar® (sorafenib) Tablets, for the treatment of patients with advanced renal cell carcinoma, also known as kidney cancer. Nexavar has been approved for this indication in the U.S. and in the European Union, as well as in multiple other countries worldwide. These approvals, and pending filings, are based on the progression-free survival data from a Phase 3 kidney cancer clinical trial that demonstrated treatment with Nexavar resulted in statistically significant longer progression-free survival as compared to treatment with a placebo. Progression-free survival is a measure of the time that a patient lives without meaningful tumor growth. In 2006, worldwide net sales of Nexavar as recorded by Bayer were $165 million. In the second quarter of 2007, worldwide net sales of Nexavar as recorded by Bayer were $81.3 million.
      In June 2007, we and Bayer announced that Nexavar significantly extended overall survival by 44% in patients with hepatocellular carcinoma (HCC), or primary liver cancer, versus those taking placebo. The international Phase 3 trial randomized and evaluated 602 liver cancer patients who had no prior systemic therapy. The primary objective of the study was to compare overall survival in patients administered Nexavar versus those administered placebo. Median overall survival was 10.7 months in Nexavar-treated patients compared to 7.9 months in those taking placebo. There were no significant differences in serious adverse event rates between the Nexavar and placebo-treated groups, with the most commonly observed serious adverse events in patients receiving Nexavar being diarrhea and hand-foot-skin reaction. Based on the results of this trial, we and Bayer have filed applications with the FDA and foreign regulatory authorities for marketing approval of Nexavar for use in patients with liver cancer.
      In collaboration with Bayer, we initially focused on demonstrating Nexavar's activity for the benefit of patients suffering from a cancer for which there were no established therapies. This was achieved with Nexavar's approval for treatment of patients with advanced kidney cancer. With this approval, the two companies have been able to establish the Nexavar brand and to begin creating a global commercial oncology presence. This also enabled Nexavar to enter the market rapidly, moving from its first clinical evaluation to approval in just over five years. As noted above, more recently, Nexavar has been shown to significantly extend overall survival in patients with liver cancer. In a randomized Phase 2 clinical trial in patients with metastatic melanoma who had yet to receive any chemotherapy, Nexavar in combination with dicarbazine showed a positive trend in progression-free survival. Nexavar is also being studied in an ongoing cooperative group-sponsored Phase 3 clinical trial of patients with metastatic melanoma.
      We and Bayer are developing and marketing Nexavar under our collaboration and co-promotion agreements. We fund 50 percent of the development costs for Nexavar worldwide, except in Japan. With Bayer, we are co-promoting Nexavar in the United States and sharing equally in any profits or losses. Everywhere else in the world, except in Japan, Bayer has exclusive marketing rights and we share profits 50/50. In Japan, Bayer funds all product development, and will receive a royalty. Our agreement with Bayer also provides that we receive creditable milestone-based payments totaling $40 million, all of which have been received. These payments will be repayable by us to Bayer from a portion of any of our profits and royalties.
      We have not been profitable since inception and expect to incur losses for the foreseeable future, due to expenses associated with the continuing development and commercialization of Nexavar. Since inception, we have relied on public and private financings, combined with milestone payments from our collaborators to fund our operations. We expect that our losses will continue and will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 2007, our accumulated deficit was approximately $461.5 million.
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

Critical Accounting Policies and the Use of Estimates
     Critical accounting policies are those that require significant estimates, assumptions and judgments by management about matters that are inherently uncertain at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies related to net expense due (from) to unconsolidated joint business, stock-based compensation, research and development expenses, and use of estimates to be critical policies. Significant estimations used in 2007 included assumptions used in the determination of stock-based compensation related to stock options granted, net expense due (from) to unconsolidated joint business, and research and development expenses. Actual results could differ materially from these estimates. There were no changes to our critical accounting policies since we filed our Annual Report on Form 10-K, for the year ended December 31, 2006, with the Securities and Exchange Commission, or SEC. For a description of our critical accounting policies, please refer to our 2006 Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Results of Operations
Three and six months ended June 30, 2007 and 2006
Revenue
     Nexavar, our only marketed product, was approved in the U.S. in December 2005. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the quarter ended June 30, 2007, we reported no revenue related to Nexavar. For the three and six months ended June 30, 2007, Nexavar net sales recorded by Bayer were $81.3 million and $142.2 million, respectively, primarily in the United States and the European Union. This represents an increase of $49.1 million or 153% and $86.3 million or 154% over Nexavar net sales of $32.2 million and $55.9 million recorded by Bayer for the three and six months ended June 30, 2006, respectively.
     In April 2006, for the consideration of $150,000 Onyx licensed cytopathic viruses for therapy and prophylaxis of neoplasia to DNAtriX, headquartered in Houston, Texas. According to the agreement, DNAtriX is granted certain worldwide semi-exclusive research licenses and exclusive worldwide development and commercialization license. Onyx has no further obligations under the license agreement, as such, the $150,000 was recognized as license fee revenue for the three and six-month periods ended June 30, 2006.
Net Expense due (from) to Unconsolidated Joint Business
     Nexavar is currently marketed and sold in the United States, several countries in the European Union and other countries worldwide. We co-promote Nexavar in the United States with Bayer under a collaboration agreement. Under the terms of the collaboration agreement, we share equally in the profits or losses of Nexavar, if any, in the United States, subject only to our continued co-funding of the development costs of Nexavar outside of Japan and its continued promotion of Nexavar in the United States. The collaboration was created through a contractual arrangement, not through a joint venture or other legal entity.
     Bayer provides all product distribution and all marketing support services for Nexavar in the United States, including managed care, customer service, order entry and billing. We compensate Bayer for distribution expenses based on a fixed percent of gross sales of Nexavar in the United States. We reimburse Bayer for half of its expenses for marketing services provided by Bayer for the sale of Nexavar in the United States. We and Bayer share equally in any other out-of-pocket marketing expenses (other than expenses for sales force and medical science liaisons) that we and Bayer incur in connection with the marketing and promotion of Nexavar in the United States. Bayer manufactures all Nexavar sold in the United States and is reimbursed at an agreed transfer price per unit for the cost of goods sold.
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
     Net expense due (from) to unconsolidated joint business consists of our share of the pretax collaboration loss generated from our collaboration with Bayer net of the reimbursement of our marketing and research and development costs related to Nexavar. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. Collaboration loss is derived by calculating net sales of Nexavar to third-party customers and deducting cost of goods sold, distribution costs, marketing costs (including without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses, and Bayer marketing services expenses), Phase 4 clinical trial costs, allocable overhead costs and research and development costs. The net expense due (from) to unconsolidated joint business is, in effect, the net amount due to or from Bayer to balance the companies’ economics under the Nexavar collaboration. As noted above, United States sales force and medical science liaison expenditures incurred by both companies are borne by each company separately and are not included in the calculation. Some of the revenue and expenses recorded to derive the net expense from unconsolidated joint business during the period presented are estimates of both parties and are subject to further adjustment based on each party’s final review should actual results differ from these estimates. If we underestimate activity levels associated with the co-promotion and collaboration of Nexavar at a given point in time, the Company could record significant additional expense in future periods.
     Net expense due (from) to unconsolidated joint business decreases with increased Nexavar net revenue and as the differential between Bayer’s and our shared Nexavar expenses declines. Conversely, if Nexavar net revenue declines or if the differential between Bayer’s and our shared Nexavar expenses increases, net expense from unconsolidated joint business will increase. Due to the uncertainty in Bayer’s revenue from the sale of Nexavar and the relative expenses of Bayer’s and our shared Nexavar expenses, it is not possible to predict our net expense due (from) to unconsolidated joint business for future periods. When the combined collaboration is consistently profitable, that is, when Nexavar net revenue is consistently greater than Bayer’s and our shared Nexavar expenses, we expect to report a net profit from unconsolidated joint business on our revenue line. We expect Bayer’s and our shared Nexavar research and development expenses to increase in future periods as the companies develop Nexavar for indications beyond advanced kidney cancer. We also expect Bayer’s and our shared cost of goods sold, distribution, selling and general administrative expense to increase as Bayer continues to expand Nexavar marketing and sales activities outside of the United States.
     For the three and six months ended June 30, 2007, net expense due from unconsolidated joint business was $7.5 million and $10.5 million, respectively. For the three and six months ended June 30, 2006, net expense due to unconsolidated joint business was $12.4 million and $16.6 million, respectively. The change is primarily due to an increase in Nexavar revenue recognized by Bayer, and the reduction of combined research and development expenses, partially offset by increases in the combined commercial expenses for Nexavar. Net expense due (from) to unconsolidated joint business for the three and six months ended June 30, 2007 and 2006 is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Product revenue, net (as recorded by Bayer)	$81,332	$32,190	$142,212	$55,937
Combined cost of goods sold, distribution, selling, general and administrative expenses	49,285	26,175	85,734	43,883
Combined research and development expenses	34,856	49,362	68,146	79,393

Combined collaboration loss	$2,809	$43,347	$11,668	$67,339

Onyx’s share of collaboration loss	$1,405	$21,674	$5,834	$33,670
Reimbursement of Onyx’s direct development and marketing expenses	(8,875)	(9,225)	(16,329)	(17,119)

Onyx net expense due (from) to unconsolidated joint business	$(7,470)	$12,449	$(10,495)	$16,551

Research and Development Expenses
     Research and development expenses were $6.4 million for the three months ended June 30, 2007, a net decrease of $2.2 million, or 26 percent, from $8.7 million in the same period in 2006. For the six months ended June 30, 2007, research and development expenses were $12.0 million, a net decrease of $4.5 million, or 27 percent, from $16.5 million in the same period in 2006. The change was primarily due to decreased activities in the melanoma program.
     The major components of research and development costs include clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, supplies and materials, and allocations of various overhead and occupancy costs. The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for Nexavar or any other potential product candidates. In general, biopharmaceutical development involves a series of steps beginning with identification of a potential target and includes proof of concept in animals and Phase 1, 2 and 3 clinical studies in humans, each of which is typically more expensive than the previous step.
     We and Bayer manage the ongoing development program of Nexavar through a joint development committee under the Collaboration Agreement between us and Bayer. Together with Bayer, we have implemented a broad-based global development strategy for Nexavar that implements simultaneous clinical programs currently designed to expand the number of approved indications of Nexavar and evaluate the use of Nexavar in new and/or novel combinations. Our global development plan has included major Phase 3 studies in advanced kidney and liver cancer in the past, and currently includes additional major Phase 3 clinical trials in metastatic melanoma comparing the administration of Nexavar in combination with the chemotherapeutics carboplatin and paclitaxel, as well as Nexavar with standard chemotherapeutic agents in non-small cell lung cancer. The completion dates of these trials are currently unknown. As of June 30, 2007, we have invested $253.0 million in the development of Nexavar, representing our share of the costs incurred to date under the collaboration.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $15.7 million for the three months ended June 30, 2007, a net increase of $2.3 million, or 17 percent, from $13.4 million in the same period in 2006. For the six months ended June 30, 2007, selling, general and administrative expenses were $28.9 million, a net increase of $3.9 million, or 15 percent, from $25.0 million in the same period in 2006. This increase is due to an increase in headcount in administrative functions, including executive, human resources and information technology, to support our planned growth as well as increased marketing efforts during the second quarter ended June 30, 2007.

     Selling, general and administrative expenses consist primarily of salaries, employee benefits, consulting, advertising and promotion expenses, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs.
Interest Income
     We had net interest income of $3.9 million for the three months ended June 30, 2007, an increase of $1.0 million from $2.9 million in the same period in 2006. For the six months ended June 30, 2007, we recorded interest income of $7.4 million, an increase of $1.2 million from $6.1 million in the same period in 2006. The increase was primarily due to higher average investment balances for the three and six months ended June 30, 2007 as well as higher interest rates.
Liquidity and Capital Resources
     Since our inception, we have incurred losses, and we have relied primarily on public and private financing, combined with milestone payments we have received from our collaborators to fund our operations.
     At June 30, 2007, we had cash, cash equivalents and marketable securities of $454.4 million, compared to $271.4 million at December 31, 2006. The increase of $183.0 million was attributable to our public offering completed in June 2007, which raised cash proceeds, net of underwriting discounts and commissions, of $174.6 million, our April 2007 sale of equity securities to Azimuth from which we received approximately $30.8 million in net cash proceeds and the exercise of stock options during the six-month period ended June 30, 2007, from which we received proceeds of $7.7 million. This increase was partially offset by cash used in operations of $27.7 million, primarily related to the year-to-date net loss and the payment of the year-end payable to Bayer, our collaboration partner.
     Our collaboration agreement with Bayer provided for creditable milestone-based advances from Bayer to us. We received a total of $40.0 million of milestone advances from Bayer in connection with the development and approval of Nexavar. These advances will be repayable to Bayer from a portion of any of our future profits and royalties. If we do not receive any profits or royalties on any products, we will not have to repay Bayer any creditable milestone-based payments.
     Total capital expenditures, primarily for furniture and information technology software and equipment related to the build-out of additional office space for the six-month period ended June 30, 2007, were $2.3 million. We currently expect to make capital expenditures of approximately $400,000 for the remainder of 2007 for leasehold improvements, furniture and equipment, and information technology software.
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
Recently Issued Accounting Standards
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. On January 1, 2007, FIN48 became effective for the Company. FIN 48 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the derecognition of a tax position. The adoption of FIN 48 did not result in any significant impact to the Company. The Company continues to carry a full valuation allowance on all of its deferred tax assets.
     In June 2007, the EITF issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities (“EITF 07-3”) which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be delivered. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus may not be applied to earlier periods and early adoption is not permitted. We do not expect that the adoption of EITF 07-3 will have a material impact on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, and investment grade government and non-government debt securities. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of June 30, 2007, the fair value of our portfolio would decline by approximately $777,000.
     The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at:

	June 30, 2007			December 31, 2006
			Average			Average
		Fair Value	Interest		Fair Value	Interest
	Maturity	(In millions)	Rate	Maturity	(In millions)	Rate
Cash equivalents, fixed rate	0 – 2 months	$210.1	5.47%	0 – 2 months	$94.1	5.34%
Marketable securities, fixed rate	0 – 23 months	$240.2	5.38%	0 – 13 months	$177.0	4.91%
     We did not hold any derivative instruments as of June 30, 2007, and we have not held derivative instruments in the past. However, our investment policy does allow us to use derivative financial instruments for the purposes of hedging foreign currency denominated obligations. Our cash flows are denominated in U.S. dollars.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
     Nexavar is our only product. We do not have internal research and preclinical development capabilities. Our scientific and administrative employees are dedicated to the development and commercialization of Nexavar and managing our relationship with Bayer, but are not actively discovering or developing new product candidates. Thus, we do not have a clinical development pipeline beyond Nexavar. If Nexavar is not commercially successful, we may be unable to identify and promote alternative product candidates to later stage clinical development and commercialization, which would cause our business to fail.
     If our clinical trials fail to demonstrate that Nexavar is safe and effective for cancer types other than kidney and liver cancers, we will be unable to broadly commercialize Nexavar as a treatment for cancer, and our business may fail.
     In collaboration with Bayer, we are conducting multiple clinical trials of Nexavar. We are currently conducting a number of Phase 1 clinical trials of Nexavar in combination with other anticancer agents. Phase 1 trials are not designed to test the efficacy of a drug candidate but rather to test safety; to study pharmacokinetics, or how drug concentrations in the body change over time; to study pharmacodynamics, or how the drug candidate acts on the body over a period of time; and to understand the drug candidate’s side effects at various doses and schedules.
     With Bayer, we are conducting Phase 2 clinical trials in non-small cell lung, melanoma, breast and other cancers. Phase 2 trials are designed to explore the efficacy of a product candidate in several different types of cancers and may be randomized and double-blinded to ensure that the results are due to the effects of the drug.
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
     In May 2006, we and Bayer completed enrollment in a Phase 3 clinical trial of Nexavar in patients with liver cancer. In June 2007, one of the study investigators presented the results from this trial at the annual meeting of the American Society of Clinical Oncology (ASCO). It was reported that Nexavar significantly extended overall survival by 44% in patients with liver cancer versus those taking placebo. There were no significant differences in serious adverse event rates between the Nexavar and placebo-treated groups, with the most commonly observed serious adverse events in patients receiving Nexavar being diarrhea and hand-foot-skin reaction. This report followed an earlier announcement in February 2007, that an independent data monitoring committee, or DMC, had reviewed the safety and efficacy data from the Phase

3 trial of Nexavar in patients with liver cancer and concluded that the trial met its primary endpoint. The DMC also noted no demonstrated difference in the serious adverse event rates between Nexavar and placebo. While we and Bayer have stopped the Phase 3 liver cancer trial and filed the data with the regulatory authorities, the regulatory submissions in support of this new indication have not yet been reviewed by regulatory authorities, and may not result in marketing approval in this indication.
     In February 2006, we and Bayer initiated a Phase 3 clinical trial of Nexavar in combination with carboplatin and paclitaxel in patients with non-small cell lung cancer, or NSCLC. In June 2007, we announced that enrollment in this trial has been completed.
     Although we have received approvals for the use of Nexavar in the treatment of patients with advanced kidney cancer, Nexavar has not been approved in other types of cancer. Historically, many companies have failed to demonstrate the effectiveness of pharmaceutical product candidates in Phase 3 clinical trials notwithstanding favorable results in Phase 1 or Phase 2 clinical trials. In addition, if previously unforeseen and unacceptable side effects are observed, we may not proceed with further clinical trials of Nexavar. In our clinical trials, we treat patients who have failed conventional treatments and who are in advanced stages of cancer. During the course of treatment, these patients may die or suffer adverse medical effects for reasons unrelated to Nexavar. These adverse effects may impact the interpretation of clinical trial results, which could lead to an erroneous conclusion regarding the toxicity or efficacy of Nexavar.
     Our clinical trials may fail to demonstrate that Nexavar is safe and effective, and gain regulatory approval as a treatment for types of cancer other than kidney cancer, which would limit the potential market for the product, which may cause our business to fail.
     Although we have stopped the Phase 3 liver cancer trial, Nexavar may never be approved for use in this indication, or its approval may be significantly delayed.
     In June 2007, results from our Phase 3 liver trial were presented at the annual meeting of the American Society of Clinical Oncology (ASCO). It was reported that Nexavar significantly extended overall survival by 44% in patients with liver cancer versus those taking placebo. There were no significant differences in serious adverse event rates between the Nexavar and placebo-treated groups, with the most commonly observed serious adverse events in patients receiving Nexavar being diarrhea and hand-foot-skin reaction. While we and Bayer have stopped the Phase 3 liver cancer trial based on the recommendation of the DMC, the regulatory submissions in support of this new indication have not yet been reviewed by regulatory authorities, and may not result in marketing approval in this indication.
     Based on the results of this trial, and together with Bayer, we have filed applications with the FDA and foreign regulatory authorities for marketing approval of Nexavar for use in patients with liver cancer. The regulatory authorities may be unsatisfied with the safety and efficacy data submitted in support of these applications, which could result in either non-approval or a requirement of additional clinical trials or further analysis of existing data. In addition to the question of whether Nexavar has demonstrated sufficient efficacy in the treatment of liver cancer, the FDA may have questions about the safety of the drug. For these or other reasons, there is no assurance that Nexavar will be approved for the treatment of liver cancer, or that any such approval, if granted, will occur quickly.
     There are competing therapies approved for the treatment of advanced kidney and other types of cancer for which we are developing Nexavar. We expect the number of approved therapies to rapidly increase, which could harm the prospects for Nexavar in advanced kidney cancer and other indications.
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

     For example, Sutent, a multi-kinase inhibitor marketed by Pfizer, was approved in 2006 in the U.S., the European Union and other countries for treating patients with kidney cancer and Gleevec-resistant gastrointestinal stromal tumors, or GIST. Results of a randomized Phase 3 trial comparing Sutent to IFN in treatment-naïve patients with advanced kidney cancer that showed a median progression-free survival of 11 months for patients receiving Sutent compared to five months for patients receiving IFN. Pfizer also has an earlier stage compound, AG-013736, a multi-kinase inhibitor, which is in clinical development and being evaluated in kidney cancer patients.
     Wyeth received an approval in May 2007 to market Torisel, an mTOR inhibitor, for the treatment of patients with advanced kidney cancer. In June 2006, results of a randomized Phase 3 trial comparing Torisel to interferon to both agents combined in treatment-naïve, poor-prognosis advanced kidney cancer patients were reported. The primary endpoint of the study was overall survival. The reported median overall survival was 10.9 months for Torisel alone as compared to 7.3 months for interferon.
     Genentech’s Avastin has been reported to have activity in kidney cancer, and Genentech has indicated that Avastin is now being used off-label for treatment of some kidney cancer patients. In June 2007, results were reported from a Phase 3 randomized trial in treatment-naïve advanced kidney cancer patients comparing treatment with Avastin and interferon (IFN) to treatment with IFN alone. The reported progression-free survival for patients who received the combination was 10 months as compared to 5 months for those patients receiving IFN alone.
     In December 2006, we announced the results of the Phase 2 clinical trial that compares Nexavar to IFN, which did not demonstrate progression-free survival was favorable for patients who received Nexavar. Products that have shown efficacy as compared to IFN or interleukin-2, or IL-2, or in treatment naïve-patients may be preferred by the medical community.
     Further, survival may become the most important element in determining standard of care. While we did not demonstrate a statistically significant overall survival benefit for patients treated with Nexavar in our Phase 3 kidney cancer trial, we believe the outcome was impacted by the cross over of patients from placebo to Nexavar beginning in April 2005. Competitors with statistically significant overall survival data could be preferred in the marketplace, that could impair our ability to successfully market Nexavar.
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
     Our strategy for developing, manufacturing and commercializing Nexavar depends in large part upon our relationship with Bayer. If we are unable to maintain our collaborative relationship with Bayer, we would need to undertake development, manufacturing and marketing activities at our own expense, which would significantly increase our capital requirements and may limit the indications we are able to pursue and could prevent us from further commercializing Nexavar.
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
     We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market Nexavar to compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials, and others are approved. Competitors that target the same tumor types as our Nexavar program and that have commercial products or product candidates at various stages of clinical development include Pfizer, Genentech, Inc., Wyeth, Novartis International AG, Amgen, AstraZeneca PLC, OSI Pharmaceuticals, Inc., GlaxoSmithKline and Imclone Systems among others. A number of companies have agents such as small molecules or antibodies targeting Vascular Endothelial Growth Factor, or VEGF; VEGF receptors; Epidermal Growth Factor, or EGF; EGF receptors; and other enzymes. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for Nexavar.
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
     We and Bayer are launching a broad, multinational Phase 2 program in advanced breast cancer. The program is being coordinated primarily by Onyx and designed and led by an international group of experts in the field of breast cancer and includes multiple randomized Phase 2 trials. Onyx has not conducted a clinical trial that has led to an NDA filing. Consequently, we may not have the necessary capabilities to successfully manage the execution and completion of these planned clinical trials in a way that leads to approval of Nexavar for the target indication. Failure to commence or complete, or delays in our planned clinical trials would prevent us from commercializing Nexavar in indications other than kidney cancer, and thus seriously harm our business.
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
     With continued and potentially expanded commercial use of Nexavar and additional clinical trials of Nexavar, we and Bayer anticipate we will routinely update side effects and adverse events listed on the package insert to reflect current information. For example, subsequent to FDA approval, we and Bayer updated the package insert to include additional information on types of internal bleeding observed and new adverse events reported by physicians using Nexavar, including gastrointestinal perforations, congestive heart failure, keratoacanthomas/squamous cell cancer of the skin, which is a form of a skin lesion, and reversible posterior leukoencephalopathy syndrome, or RPLS, a rare but reversible neurological phenomenon associated with severe hypertension. If additional adverse side effects emerge, or a pattern of severe or persistent previously observed side effects is observed in the Nexavar patient population, the FDA or other international regulatory agencies could modify or revoke approval of Nexavar or we may choose to withdraw it from the market. If this were to occur, we may be unable to obtain approval of Nexavar in additional indications and foreign regulatory agencies may decline to approve Nexavar for use in any indication. Any of these outcomes would have a material adverse impact on our business. In addition, if patients receiving Nexavar were to suffer harm as a result of their use of Nexavar, these patients or their representatives may bring claims against us. These claims, or the mere threat of these claims, could have a material adverse effect on our business and results of operations.
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
     Our net loss for the year ended December 31, 2004 was $46.8 million, for the year ended December 31, 2005 was $95.2 million, and for the year ended December 31, 2006 was $92.7 million. Our net loss for the six months ended June 30, 2007 was $23.0 million. As of June 30, 2007, we had an accumulated deficit of approximately $461.5 million. We have incurred these losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We expect to incur significant and potentially increasing operating losses over the next several years as we continue our clinical trial activities and, with Bayer, establish commercial infrastructure in Europe and other parts of the world.
     We and Bayer only began to generate revenues from the sale of Nexavar in December 2005, and we must repay the milestone-based advances we received from Bayer totaling $40.0 million from a portion of any future profits and royalties. We have made significant expenditures towards the development and commercialization of Nexavar, and may never realize sufficient product sales to offset these expenditures. Our ability to achieve profitability depends upon success by us and Bayer in completing development of Nexavar, obtaining required regulatory approvals and manufacturing and marketing the approved product.
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
     We are dependent on the efforts of and funding by Bayer for the development Nexavar.
     Under the terms of the collaboration agreement, we and Bayer must agree on the development plan for Nexavar. If we and Bayer cannot agree, clinical trial progress could be significantly delayed or halted. Further, if we or Bayer cease funding development of a product candidate under the collaboration agreement, then that party will be entitled to receive a royalty on any product that is ultimately commercialized, but not to share in profits. Bayer could, upon 60 days notice, elect at any time to terminate its co-funding of the development of Nexavar. If Bayer terminates its co-funding of Nexavar development, we may be unable to fund the development costs on our own and may be unable to find a new collaborator, which could cause our business to fail.
     Bayer has been the sponsor for all regulatory filings with the FDA. As a result, we have been dependent on Bayer’s experience in filing and pursuing applications necessary to gain regulatory approvals.

     We are dependent on the efforts of Bayer to market and promote Nexavar.
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
     Bayer may change its business strategy. In June 2006, Bayer completed a public takeover of Schering AG and the integration of the two companies will consume management resources at Bayer that may negatively impact our collaboration. Decisions by Bayer to either reduce or eliminate its participation in the oncology field, or to add competitive agents to its portfolio, could reduce its financial incentive to promote Nexavar. A change in Bayer’s business strategy may adversely affect activities under its collaboration agreement with us, which could cause significant delays and funding shortfalls impacting the activities under the collaboration and seriously harming our business.
     The market may not accept our products and pharmaceutical pricing and reimbursement pressures may reduce profitability.
     Nexavar or any future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community or the market may not be as large as forecasted. One factor that may affect market acceptance of Nexavar or any future products we may develop is the availability of third-party reimbursement. Our commercial success may depend, in part, on the availability of adequate reimbursement for patients from third-party healthcare payors, such as government and private health insurers and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and services, especially in global markets, and their reimbursement practices may affect the price levels for Nexavar. Changes in government legislation or regulation such as the Medicare Act, including Medicare Part D, or changes in private third-party payors’ policies towards reimbursement for our products may reduce reimbursement of our products costs and increase the amounts that patients have to pay themselves. There are also non-government organizations that can influence the use of Nexavar and reimbursement decisions for Nexavar. For example, the National Comprehensive Cancer Network, or NCCN, a not-for-profit alliance of cancer centers has issued guidelines for the use of Nexavar in the treatment of advanced kidney cancer and advanced liver cancer. These guidelines may affect treating physicians’ use of Nexavar in treatment-naïve advanced kidney cancer patients. In addition, the market for Nexavar may be limited by third-party payors who establish lists of approved products and do not provide reimbursement for products not listed. If Nexavar is not on the approved lists, our sales may suffer.
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
     A number of additional factors may limit the market acceptance of products including the following:
•	rate of adoption by healthcare practitioners;

•	treatment guidelines issued by government and non-government agencies;

•	types of cancer for which the product is approved;

•	rate of a product’s acceptance by the target population;

•	timing of market entry relative to competitive products;

•	availability of alternative therapies;

•	price of our product relative to alternative therapies;

•	extent of marketing efforts by us and third-party distributors or agents retained by us; and

•	side effects or unfavorable publicity concerning our products or similar products.
     If Nexavar or any future product candidates that we may develop do not achieve market acceptance, we may not realize sufficient revenues from product sales, which may cause our stock price to decline.
     If we lose our key employees and consultants or are unable to attract or retain qualified personnel, our business could suffer.
     Our future success will depend in large part on the continued services of our management personnel, including Hollings C. Renton, our Chairman, President and Chief Executive Officer, Laura A. Brege, our Executive Vice President and Chief Business Officer, and Henry J. Fuchs, our Executive Vice President and Chief Medical Officer as well as each of our other executive officers. Edward F. Kenney, currently our Executive Vice President and Chief Commercial Officer, will be retiring at the end of the year, though subsequently he will be available on a consulting basis. The loss of the services of one or more of these key employees could have an adverse impact on our business unless or until we hire a suitably qualified replacement. We do not maintain key person life insurance on any of our officers, employees or consultants. Any of our key personnel could terminate their employment with us at any time and without notice. We depend on our continued ability to attract, retain and motivate highly qualified personnel. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. If we resume our research and development of product candidates other than Nexavar, we will need to hire individuals with the appropriate scientific skills. If we cannot hire these individuals in a timely fashion, we will be unable to engage in new product candidate discovery activities.
     We may need substantial additional funds, and our future access to capital is uncertain.
     We will require substantial additional funds to conduct the costly and time-consuming clinical trials necessary to develop Nexavar for additional indications, pursue regulatory approval and commercialize this product in Europe and the rest of the world. Our future capital requirements will depend upon a number of factors, including:
•	the size and complexity of our Nexavar program;

•	global product commercialization activities;

•	decisions made by Bayer and Onyx to alter the size, scope and schedule of clinical development;

•	repayment of our of milestone-based advances;

•	progress with clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the cost involved in enforcing patent claims against third parties and defending claims by third parties (both of which are shared with Bayer);

•	the costs associated with acquisitions or licenses of additional products; and

•	competing technological and market developments.
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
     We believe that our existing capital resources and interest thereon will be sufficient to fund our current development plans into 2009. However, if we change our development plans or if Nexavar is broadly accepted in the marketplace, we may need additional funds sooner than we expect. Moreover, once a development program has been initiated, under our collaboration with Bayer we may have limited ability to control the expenditures made under that program, which we share equally with Bayer. In addition, we anticipate that our co-development costs for the Nexavar program may increase over the next several years as we continue our share of funding the clinical development program and prepare for the potential product launches of Nexavar throughout the world. While these costs are unknown at the current time, we expect that we will need to raise substantial additional capital to continue the co-funding of the Nexavar program in future periods through and beyond 2009. We may have to curtail our funding of Nexavar if we cannot raise sufficient capital. If we do not continue to co-fund the further development of Nexavar, we will receive a royalty on future sales of products, instead of a share of profits.
     While Nexavar has received approvals for sale in several countries outside of the United States, it has not received pricing approval in all of these foreign countries, and may receive limited marketing approval or may be denied marketing approval in additional countries.
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
     Nexavar was approved by the FDA for the treatment of advanced kidney cancer on the basis of the progression-free survival endpoint. Regulatory authorities may have concerns or require further analysis of the manner in which tumor progression was determined. It is possible that in the absence of statistically significant overall survival data, Nexavar will not receive marketing approval in some countries, or will receive more limited approval than that granted by the FDA. For example, neither the European Union nor the Swiss Agency for Therapeutic Products approved Nexavar as an initial or first-line therapy, and it is possible that other foreign regulatory agencies will take a similar approach. In addition to the question of whether Nexavar has demonstrated sufficient efficacy in the treatment of kidney cancer, regulatory authorities may have questions about the safety of the drug. For example, there were instances of greater adverse events in the treatment arm relative to the placebo arm of the Phase 3 kidney cancer trial, and physicians have reported some incidents of additional adverse events in patients receiving Nexavar. In addition, as an element of the foreign approval process, the applicable regulatory authority must be satisfied with the processes and facilities for drug manufacture, which includes a physical inspection of those facilities. Any conclusion that there are shortcomings in the processes, facilities, or quality control procedures related to manufacture of the drug could result in a significant delay in foreign approval. For these or other reasons, there is no assurance that Nexavar will receive any additional foreign approvals on the basis of the current application without amendment, if it is approved at all.
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
     In the case of Nexavar, the global patent applications related to this product candidate are held by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. Bayer has a United States Patent that covers pharmaceutical compositions of Nexavar which will expire in 2022. Bayer also has a European Patent that covers Nexavar, which will expire in 2020. Bayer has other patent applications that are pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extension, the entitlement to which and the term of which cannot presently be calculated. As of June 30, 2007, we owned or had licensed rights to 58 United States patents and 37 United States patent applications and, generally, foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert Company or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.
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
     There may be new accounting pronouncements or regulatory rulings, which may have an effect on our future financial position and results of operations. In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Statement of Financial Accounting Standards, or FAS, No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123(R) — Share-Based Payment”, which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We adopted FAS 123(R) using the modified prospective basis on January 1, 2006. The adoption of FAS 123(R) had a material adverse impact on our results of operations and our net loss per share. For example, as a result of our adoption of FAS 123(R), for the year ended December 31, 2006, our net loss increased by $14.0 million, or $0.33 per share. We expect that our future results will continue to be adversely affected by FAS 123(R) and that the FASB could issue new accounting pronouncements that could affect our future financial position and results of operations.
     Our stock price is volatile.
     The market price of our common stock has been volatile and is likely to continue to be volatile. For example, during the period beginning January 1, 2003 and ending June 30, 2007, the closing sales price for one share of our common stock reached a high of $58.75 and a low of $4.65. Factors affecting our stock price include:
•	reported sales of Nexavar;

•	interim or final results of, or speculation about, clinical trials from Nexavar;

•	decisions by regulatory agencies;

•	changes in the regulatory approval requirements;

•	ability to accrue patients into clinical trials;

•	success or failure in, or speculation about, obtaining regulatory approval by us or our competitors;

•	public concern as to the safety and efficacy of our product candidates;

•	developments in our relationship with Bayer;

•	developments in patent or other proprietary rights;

•	additions or departures of key personnel;

•	announcements by us or our competitors of technological innovations or new commercial therapeutic products;

•	published reports by securities analysts;

•	statements of governmental officials;

•	changes in healthcare reimbursement policies;

•	sales of our common stock by existing holders, or sales of shares issuable upon exercise of outstanding options and warrants; and

•	sales by us of our common stock, including sales under our committed equity financing facility arrangement with Azimuth
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on May 25, 2007. The results of the matters voted upon at the meeting were:
(a)	Both of the nominees of the Board of Directors were elected to serve until our annual meeting of stockholders in 2010. The nominees were: Corinne H. Lyle; 40,043,818 common shares for, none against and 171,847 withheld; and Thomas G. Wiggans; 36,406,700 commons shares for, none against and 3,808,965 withheld. The term of office of directors Magnus Lundberg and Hollings C. Renton continues until our annual meeting of stockholders in 2008. The term of office of directors Paul Goddard, Ph.D, Antonio J. Grillo-Lopez, M.D., and Wendell Wierenga, Ph.D, continues until our annual meeting of stockholders in 2009.

(b)	The stockholders approved the amendment to the Company’s Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under that plan by 1,600,000 shares: 22,775,753 common shares for, 4,138,104 against, 24,932 abstaining and 13,276,876 broker non-votes.

(c)	The stockholders approved the amendment to the Company’s Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock authorized for issuance under that plan by 500,000 shares: 23,912,648 common shares for, 3,005,163 against, 20,978 abstaining and 13,276,876 broker non-votes.

(d)	The stockholders ratified the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2007: 40,100,953 common shares for, 89,205 against, 25,507 abstaining and zero broker non-votes.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

3.1 (1)	Restated Certificate of Incorporation of the Company.

3.2 (2)	Amended and Restated Bylaws of the Company.

3.3 (3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (1)	Specimen Stock Certificate.

10.7 (2)	1996 Employee Stock Purchase Plan.

10.13 (2)	2005 Equity Incentive Plan.

10.26 (5)	Retirement Agreement between Edward F. Kenney and the Company, dated April 13, 2007.

31.1 (6)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (6)	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (6)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2007.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(6)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.
Date: August 8, 2007	By:	/s/ Hollings C. Renton
Hollings C. Renton
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2007	By:	/s/ Gregory W. Schafer
Gregory W. Schafer
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

3.1 (1)	Restated Certificate of Incorporation of the Company.

3.2 (2)	Amended and Restated Bylaws of the Company.

3.3 (3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (1)	Specimen Stock Certificate.

10.7 (2)	1996 Employee Stock Purchase Plan.

10.13 (2)	2005 Equity Incentive Plan.

10.26 (5)	Retirement Agreement between Edward F. Kenney and the Company, dated April 13, 2007.

31.1 (6)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (6)	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (6)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2007.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(6)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.