Form 10-Q
period 2007-09-30
ONYX PHARMACEUTICALS INC
filed 2007-11-08
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 55,107,800 as of November 2, 2007.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ONYX PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS (In thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$195,990	$94,413
Short-term marketable securities	255,192	172,545
Receivable from collaboration partner	25,318	9,281
Prepaid expenses and other current assets	6,908	3,659

Total current assets	483,408	279,898
Long-term marketable securities	—	4,445
Property and equipment, net	3,298	1,478
Other assets	290	425

	$486,996	$286,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$508	$297
Payable to collaboration partner	873	8,391
Accrued liabilities	3,701	2,927
Accrued clinical trials and related expenses	4,074	8,263
Accrued compensation	4,236	3,321

Total current liabilities	13,392	23,199

Advance from collaboration partner	39,127	40,000
Deferred rent and lease incentives	1,179	267

Total long-term liabilities	40,306	40,267

Stockholders’ equity:
Common stock	55	46
Additional paid-in capital	894,164	661,402
Receivable from option exercises	(278)	—
Accumulated other comprehensive gain (loss)	313	(177)
Accumulated deficit	(460,956)	(438,491)

Total stockholders’ equity	433,298	222,780

	$486,996	$286,246

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
License fee	$—	$100	$—	$250

Operating expenses:
Net expense due to (from) unconsolidated joint business	(17,635)	3,596	(28,131)	20,147
Research and development	7,901	7,631	19,883	24,124
Selling, general and administrative	15,245	11,900	44,140	36,944

Total operating expenses	5,511	23,127	35,892	81,215

Loss from operations	(5,511)	(23,027)	(35,892)	(80,965)
Interest income	6,066	2,879	13,427	8,991

Net income (loss)	$555	$(20,148)	$(22,465)	$(71,974)

Net income (loss) per basic and diluted share	$0.01	$(0.49)	$(0.45)	$(1.74)

Shares used in computing basic and diluted net loss per share:
Basic	54,836	41,499	49,817	41,405

Diluted	55,785	41,499	49,817	41,405

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(22,465)	$(71,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	710	566
Stock-based compensation	11,265	11,162
Changes in assets and liabilities:
Receivable from collaboration partner	(16,037)	(153)
Prepaid expenses and other current assets	(3,249)	159
Other assets	135	9
Accounts payable	211	704
Accrued liabilities	774	958
Accrued clinical trials and related expenses	(4,189)	3,081
Payable to collaboration partner	(8,391)	(23,221)
Accrued compensation	915	(131)
Deferred lease incentives	912	—

Net cash used in operating activities	(39,409)	(78,840)

Cash flows from investing activities:
Purchases of marketable securities	(313,169)	(157,428)
Maturities of marketable securities	235,457	246,648
Capital expenditures	(2,530)	(227)

Net cash provided by (used in) investing activities	(80,242)	88,993

Cash flows from financing activities:
Advance from collaboration partner	—	10,000
Net proceeds from issuances of common stock	221,228	2,441

Net cash provided by financing activities	221,228	12,441

Net increase in cash and cash equivalents	101,577	22,594
Cash and cash equivalents at beginning of period	94,413	46,064

Cash and cash equivalents at end of period	$195,990	$68,658

See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or for any other future operating periods.
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
Note 2. Net Expense due to (from) Unconsolidated Joint Business
     Onyx and Bayer Healthcare Pharmaceuticals, Inc. (Bayer) develop, market and sell Nexavar ® (sorafenib) tablets under their collaboration and co-promotion agreements. Under the terms of the collaboration agreement, Bayer and Onyx generally share expenses and profits from Nexavar globally, except Japan where Bayer pays all expenses for the development and potential marketing of Nexavar and pays Onyx a royalty on any sales. Under the terms of the co-promotion agreement, Onyx co-promotes Nexavar in the United States with Bayer.
     Outside of the United States, except in Japan, Bayer incurs all of the sales and marketing expenditures, and Onyx reimburses Bayer for half of those expenditures. In addition, for sales generated outside the United States, except Japan, Onyx reimburses Bayer a fixed percentage of net sales for their marketing infrastructure. Research and development expenditures on a worldwide basis, except in Japan, are equally shared by both companies regardless of whether Onyx or Bayer incurs the expense. In Japan, Bayer is responsible for all development and marketing costs, and Onyx will receive a royalty on any net sales of Nexavar.
     In the United States, Bayer provides all product distribution and all marketing support services, including managed care, customer service, order entry and billing, for Nexavar in the United States. Bayer is compensated for distribution expenses based on a fixed percent of gross sales of Nexavar in the United States. Bayer is reimbursed for half of its expenses for marketing services provided by Bayer for the sale of Nexavar in the United States. The parties share equally in any other out-of-pocket marketing expenses (other than expenses for sales force and medical science liaisons) that Onyx and Bayer incur in connection with the marketing and promotion of Nexavar in the United States. Bayer manufactures all Nexavar sold in the United States and is reimbursed at an agreed transfer price per unit for the cost of goods sold.
     In the United States, Onyx contributes half of the overall number of sales force personnel required to market and promote Nexavar and half of the medical science liaisons to support Nexavar. Onyx and Bayer each bears its own sales force and medical science liaison expenses. These expenses are not included in the calculation of the profits or losses of the collaboration.
     Net expense due to (from) unconsolidated joint business consists of Onyx’s share of the pretax collaboration profit (loss) generated from its collaboration with Bayer net of the reimbursement of Onyx’s marketing and research and development costs related to Nexavar. Under the collaboration, Bayer recognizes net product revenue of Nexavar worldwide. Collaboration profit (loss) is derived by calculating sales of Nexavar to third-party customers and deducting the cost of goods sold, distribution costs, marketing costs (including without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses, and Bayer marketing services expenses), Phase 4 clinical trial costs, allocable overhead costs and research and development costs. As noted above, United States sales force and medical science liaison expenditures incurred by both companies are borne by each company separately and are not included in the calculation. Some of the revenue and expenses recorded to derive the net expense due to (from) unconsolidated joint business during the period presented are estimates of both parties and are subject to further adjustment based on each party’s final reviews should actual results differ from these estimates.
     For the three and nine months ended September 30, 2007, net expense due from unconsolidated joint business was $17.6 million and $28.1 million, respectively. For the three and nine months ended September 30, 2006, net expense due to unconsolidated joint business was $3.6 million and $20.1 million, respectively. The amounts are computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Onyx’s share of collaboration profit (loss)	$5,547	$(12,601)	$(287)	$(46,271)
Reimbursement of Onyx’s direct development and marketing expenses	(12,088)	(9,005)	(28,418)	(26,124)

Net expense due to (from) unconsolidated joint business	$(17,635)	$3,596	$(28,131)	$20,147

     In accordance with the collaboration agreement, Bayer recognizes all revenue from the sale of Nexavar. As such, for the three and nine months ended September 30, 2007 and 2006, Onyx reported no revenue related to Nexavar.
Note 3. Stock-Based Compensation
     The Company accounts for stock-based compensation to employees and directors in accordance with Statement of Financial Accounting Standards, or FAS, No. 123(R), “Share-Based Payment”, (“FAS 123(R)”), which was adopted January 1, 2006, utilizing the modified prospective transition method. Total employee and director stock-based compensation expense was $3.6 million and $3.5 million for the three months ended September 30, 2007 and 2006, respectively, and $10.3 million and $10.8 million for the nine months ended September 30, 2007 and 2006, respectively.
     All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with FAS 123(R) and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The option arrangements are subject to periodic remeasurement over their vesting terms. The Company recorded compensation expense related to option grants to non-employees of $479,000 and $162,000 for the three months ended September 30, 2007 and 2006, respectively and $999,000 and $322,000 for the nine months ended September 30, 2007 and 2006, respectively.
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

Valuation Assumptions
     As of September 30, 2007 and 2006, the fair value of stock-based awards for employee stock option and bonus awards and employee stock purchases made under the ESPP was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock Option Plans:
Risk-free interest rate	4.94%	4.97%	4.74%	4.69%
Expected life	4.3 years	4.2 years	4.3 years	4.2 years
Expected volatility	64%	60%	64%	60%
Expected dividends	None	None	None	None
Weighted average option fair value	$16.50	$8.20	$14.06	$11.54

Stock bonus awards:
Expected life	—	—	3 years	3 years
Expected dividends	—	—	None	None
Weighted average fair value per share	—	—	$24.84	$21.04

ESPP:
Risk-free interest rate	5.07%	5.17%	5.11%	4.98%
Expected life	6 months	6 months	6 months	6 months
Expected volatility	55%	60%	57%	60%
Expected dividends	None	None	None	None
Weighted average shares fair value	$3.10	$5.35	$3.78	$6.23
Note 4. Revenue
     In accordance with the collaboration agreement Bayer recognizes all revenue from the sale of Nexavar. As such, for the three and nine months ended September 30, 2007, Onyx reported no revenue related to Nexavar.
     In September 2006, the Company recognized $100,000 in revenue for selling the rights to certain viruses from the Company’s now discontinued therapeutic virus program to Shanghai Sunway Biotech Co., Ltd. or Shanghai Sunway headquartered in Shanghai, People’s Republic of China. Onyx had no further obligations under the license agreement, as such, the $100,000 was recorded as license fee revenue in the accompanying statement of operations.
     In April 2006, for the consideration of $150,000, Onyx licensed rights to certain cytopathic viruses for therapy and prophylaxis of neoplasia to DNAtriX, headquartered in Houston, Texas. According to the agreement, DNAtriX is granted certain worldwide semi-exclusive research licenses and an exclusive worldwide development and commercialization license. Onyx had no further obligations under the license agreement, as such, the $150,000 was recognized as license fee revenue during the nine-month period ended September 30, 2006.
Note 5. Net Income (Loss) Per Share
     Basic net income (loss) per share amounts for each period presented were computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share amounts for each period presented were computed using the weighted average number of potentially dilutive shares issuable in connection with stock-based awards and warrants under the treasury stock method. Dilutive net income per share does not include the effect of 2,274,760 stock-based awards that were outstanding during the three months ended September 30, 2007. These stock-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such stock-based awards combined with the average unamortized compensation costs were greater than the average market price of our common stock, and, therefore, their effect would have been antidilutive. Potentially dilutive outstanding securities consisting of 4,890,266 stock-based awards and warrants for the nine months ended September 30, 2007 and 5,166,937 stock-based awards and warrants for the three and nine months ended September 30, 2006 were not included in the computation of diluted net loss per share because their effect would have been antidilutive.

Note 6. Comprehensive Income (Loss)
     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net income (loss) and reported separately in stockholders’ equity. Comprehensive income (loss) and its components are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income (loss) — as reported	$555	$(20,148)	$(22,465)	$(71,974)
Other comprehensive loss:
Change in unrealized gain on available-for-sale securities	412	450	490	189

Comprehensive income (loss)	$967	$(19,698)	$(21,975)	$(71,785)

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
     We anticipate losses for the year and as such no income tax provision for the current quarter or year has been provided. In addition, we have substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. Our ability to utilize our net operating losses may be limited due to changes in our ownership as defined by Section 382 of the Internal Revenue Code.
Note 8. Recent Accounting Pronouncements
     In June 2007, the EITF issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities (“EITF 07-3”), which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be delivered. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus may not be applied to earlier periods and early adoption is not permitted. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position and results of operations.
     The EITF has Issue No. 07-1 “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”) currently under consideration. EITF 07-1 is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. At its September 26, 2007 meeting, the EITF approved the issuance of a draft abstract for a public comment period held until October 22, 2007. This draft abstract is not final and subject to further deliberation and ratification by the Financial Accounting Standard Board.
Note 9. Common Stock Offering
     In June 2007, we sold 6,600,000 shares of our common stock at $28 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. We received cash proceeds, net of underwriting discounts and commissions, of approximately $174.1 million from this public offering.
Note 10. Long-Term Obligations
     In January 2006, we received the fourth and final development payment from Bayer for $10.0 million under its collaboration agreement in connection with the approval of Nexavar by the Federal Drug Administration (FDA). To date we have received $40.0 million in development payments from Bayer pursuant to our collaboration agreement. These development payments contain no provision for interest. These advances are repayable to Bayer from a portion of our share of collaboration profits after deducting certain contractually agreed upon expenditures. For the quarter ending September 30, 2007, $873,000 of the advance is payable to Bayer and has been classified as a current liability in our accompanying balance sheet.

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
Overview
     We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. With our collaborators, we are developing small molecule drugs with the goal of changing the way cancer is treated tm . A common feature of cancer cells is the excessive activation of signaling pathways that cause abnormal cell proliferation. In addition, tumors require oxygen and nutrients from newly formed blood vessels to support their growth. The formation of these new blood vessels is a process called angiogenesis. We are applying our expertise to develop and commercialize oral anticancer therapies designed to prevent cancer cell proliferation and angiogenesis by inhibiting proteins that signal or support tumor growth. By exploiting the genetic differences between cancer cells and normal cells, we aim to create novel anticancer agents that minimize damage to healthy tissue.
     With our collaborator, Bayer HealthCare Pharmaceuticals, or Bayer, we are commercializing Nexavar ® (sorafenib) Tablets, for the treatment of patients with advanced renal cell carcinoma, also known as kidney cancer. Nexavar has been approved for this indication in the U.S. and in the European Union, as well as in multiple other countries worldwide. These approvals, and pending filings, are based on the progression-free survival data from a Phase 3 kidney cancer clinical trial that demonstrated treatment with Nexavar resulted in statistically significant longer progression-free survival as compared to treatment with a placebo. Progression-free survival is a measure of the time that a patient lives without meaningful tumor growth. In 2006, worldwide net sales of Nexavar as recorded by Bayer were $165 million. For the three and nine months ended September 30, 2007, worldwide net sales of Nexavar as recorded by Bayer were $104.6 million and $246.8 million, respectively.
     In June 2007, we and Bayer announced that Nexavar significantly extended overall survival by 44% in patients with hepatocellular carcinoma, or liver cancer, versus those taking placebo. The international Phase 3 trial randomized and evaluated 602 liver cancer patients who had no prior systemic therapy. The primary objective of the study was to compare overall survival in patients administered Nexavar versus those administered placebo. Median overall survival was 10.7 months in Nexavar-treated patients compared to 7.9 months in those taking placebo. There were no significant differences in serious adverse event rates between the Nexavar and placebo-treated groups, with the most commonly observed serious adverse events in patients receiving Nexavar being diarrhea and hand-foot-skin reaction. Based on the results of this trial, we and Bayer filed applications with the FDA and foreign regulatory authorities for marketing approval of Nexavar for use in patients with liver cancer. In October 2007, the European Union approved Nexavar for the treatment of patients with liver cancer.
     In collaboration with Bayer, we initially focused on demonstrating Nexavar’s activity for the benefit of patients suffering from a cancer for which there were no established therapies. Beginning with the approval of Nexavar for the treatment of kidney cancer and now with the recently received European Union approval of Nexavar for the treatment of liver cancer, the two companies have been able to establish the Nexavar brand and to begin creating a global commercial oncology presence. In order to benefit as many patients as possible, we and Bayer are investigating the administration of Nexavar with previously approved anticancer therapeutics in more common cancers, with the objective of enhancing the anti-tumor activity of existing therapies through combination with Nexavar. The first pivotal trial in one of the more frequently occurring cancers is the Phase 3 trial administering Nexavar in combination with standard chemotherapy for patients with non-small cell lung cancer. Enrollment in this trial has been completed. By leveraging the interest and cooperation of external investigators, we and Bayer are also planning a broad clinical program in breast cancer, as well as other tumor types.

     We and Bayer are developing and marketing Nexavar under our collaboration and co-promotion agreements. We fund 50% of the development costs for Nexavar worldwide, except in Japan. With Bayer, we co-promote Nexavar in the United States and share equally in any profits or losses. Outside of the United States, except in Japan, Bayer has exclusive marketing rights and we share profits equally. In Japan, Bayer funds all product development, and we receive a royalty on any potential sales. Our agreement with Bayer also provides that we receive creditable milestone-based payments totaling $40 million, all of which have been received. These payments are repayable by us to Bayer from a portion of our share of any collaboration profits and royalties.
     We have had significant losses since inception. Although we were profitable for the three months ended September 30, 2007, our ability to achieve continued and sustainable profitability is uncertain and is dependant on a number of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the ability of Bayer’s distribution network to process and ship product on a timely basis, investments in sales and marketing efforts to support the sales of Nexavar, Bayer and our investments in the research and development and commercialization of Nexavar, fluctuations in foreign exchange rates, and expenditures we may incur to acquire additional products. Our operating results will likely fluctuate from fiscal quarter to fiscal quarter and from year to year, and are difficult to predict. Since inception, we have relied on public and private financings, combined with milestone payments from our collaborators to fund our operations and may continue to do so in future periods. As of September 30, 2007, our accumulated deficit was approximately $461.0 million.
     Our business is subject to significant risks, including the risks inherent in our development efforts, the results of the Nexavar clinical trials, the marketing of Nexavar as a treatment for patients in approved indications, our dependence on collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. For a discussion of these and some of the other risks and uncertainties affecting our business, see Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.
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
Results of Operations
Three and nine months ended September 30, 2007 and 2006
Revenue
     In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar, our only marketed product. As such, for the quarter ended September 30, 2007, we reported no revenue. For the three and nine months ended September 30, 2007, Nexavar net sales recorded by Bayer were $104.6 million and $246.8 million, respectively, primarily in the United States and the European Union. This represents an increase of $59.2 million or 130% and $145.5 million or 144% over Nexavar net sales of $45.4 million and $101.3 million recorded by Bayer for the three and nine months ended September 30, 2006, respectively.

     In September 2006, we recognized $100,000 in revenue for selling the rights to certain viruses from our now discontinued therapeutic virus program to Shanghai Sunway Biotech Co., Ltd. Onyx had no further obligations under the license agreement, as such, the $100,000 was recorded as license fee revenue in the accompanying statement of operations.
     In April 2006, for the consideration of $150,000 Onyx licensed rights to certain cytopathic viruses for therapy and prophylaxis of neoplasia to DNAtriX, headquartered in Houston, Texas. According to the agreement, DNAtriX is granted certain worldwide semi-exclusive research licenses and an exclusive worldwide development and commercialization license. Onyx had no further obligations under the license agreement, as such, the $150,000 was recognized as license fee revenue during the nine-month period ended September 30, 2006.
Net Expense due to (from) Unconsolidated Joint Business
     Nexavar is currently marketed and sold in the United States, several countries in the European Union and other countries worldwide. We co-promote Nexavar in the United States with Bayer under a collaboration agreement. Under the terms of the collaboration agreement, we share equally in the profits or losses of Nexavar, if any, in the United States, subject only to our continued co-funding of the development costs of Nexavar outside of Japan and our continued promotion of Nexavar in the United States. The collaboration was created through a contractual arrangement, not through a joint venture or other legal entity.
     Outside of the United States, except in Japan, Bayer incurs all of the sales and marketing expenditures, and Onyx reimburses Bayer for half of those expenditures. In addition, for sales generated outside of the United States, except Japan, Onyx reimburses Bayer a fixed percentage of sales to reimburse them for their marketing infrastructure. Research and development expenditures on a worldwide basis, except in Japan, are equally shared by both companies regardless of whether we or Bayer incurs the expense. In Japan, Bayer is responsible for all development and marketing costs and we will receive a royalty on net sales of Nexavar.
     In the United Sates, Bayer provides all product distribution and all marketing support services for Nexavar in the United States, including managed care, customer service, order entry and billing. We compensate Bayer for distribution expenses based on a fixed percent of gross sales of Nexavar in the United States. We reimburse Bayer for half of its expenses for marketing services provided by Bayer for the sale of Nexavar in the United States. We and Bayer share equally in any other out-of-pocket marketing expenses (other than expenses for sales force and medical science liaisons) that we and Bayer incur in connection with the marketing and promotion of Nexavar in the United States. Bayer manufactures all Nexavar sold in the United States and is reimbursed at an agreed transfer price per unit for the cost of goods sold.
     In the United States, we contribute half of the overall number of sales force personnel required to market and promote Nexavar and half of the medical science liaisons to support Nexavar. Onyx and Bayer each bears its own sales force and medical science liaison expenses. These expenses are not included in the calculation of the profits or losses of the collaboration.
     Net expense due to (from) unconsolidated joint business consists of our share of the pretax collaboration profit (loss) generated from our collaboration with Bayer net of the reimbursement of our marketing and research and development costs related to Nexavar. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. Collaboration profit (loss) is derived by calculating net sales of Nexavar to third-party customers and deducting cost of goods sold, distribution costs, marketing costs (including without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses, and Bayer marketing services expenses), Phase 4 clinical trial costs, allocable overhead costs and research and development costs. The net expense due to (from) unconsolidated joint business is, in effect, the net amount due to or from Bayer to balance the companies’ economics under the Nexavar collaboration. As noted above, United States sales force and medical science liaison expenditures incurred by both companies are borne by each company separately and are not included in the calculation. Some of the revenue and expenses recorded to derive the net expense from unconsolidated joint business during the period presented are estimates of both parties and are subject to further adjustment based on each party’s final review should actual results differ from these estimates. If we underestimate activity levels associated with the co-promotion and collaboration of Nexavar at a given point in time, the Company could record significant additional expense in future periods.

     Net expense due to (from) unconsolidated joint business decreases with increased Nexavar net revenue and as the differential between Bayer’s and our shared Nexavar expenses declines. Conversely, if Nexavar net revenue declines or if the differential between Bayer’s and our shared Nexavar expenses increases, net expense from unconsolidated joint business will increase. Due to the uncertainty in Bayer’s revenue from the sale of Nexavar and the relative expenses of Bayer’s and our shared Nexavar expenses, it is not possible to predict our net expense due to (from) unconsolidated joint business for future periods. When the combined collaboration is consistently profitable, that is, when Nexavar net revenue is consistently greater than Bayer’s and our shared Nexavar expenses, we expect to report a net profit from unconsolidated joint business on our revenue line. We expect Bayer’s and our shared Nexavar research and development expenses to increase in future periods. We also expect Bayer’s and our shared cost of goods sold, distribution, selling and general administrative expense to increase as Bayer continues to expand Nexavar marketing and sales activities.
     For the three and nine months ended September 30, 2007, net expense due from unconsolidated joint business was $17.6 million and $28.1 million, respectively. This amount is recorded as a contra-expense in our condensed statement of operations as the collaboration is not yet and may not become consistently profitable. For the three and nine months ended September 30, 2006, net expense due to unconsolidated joint business was $3.6 million and $20.1 million, respectively. The change is primarily due to an increase in Nexavar revenue recognized by Bayer, the reduction of combined research and development expenses, partially offset by increases in the combined commercial expenses for Nexavar. Net expense due to (from) unconsolidated joint business for the three and nine months ended September 30, 2007 and 2006 is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Product revenue, net (as recorded by Bayer)	$104,605	$45,405	$246,817	$101,342
Combined cost of goods sold, distribution, selling, general and administrative	55,950	29,895	141,684	73,778
Combined research and development expenses	37,561	40,711	105,707	120,104

Combined collaboration profit (loss)	$11,094	$(25,201)	$(574)	$(92,540)

Onyx’s share of collaboration profit (loss)	$5,547	$(12,601)	$(287)	$(46,271)
Reimbursement of Onyx’s direct development and marketing expenses	(12,088)	(9,005)	(28,418)	(26,124)

Onyx net expense due to (from) unconsolidated joint business	$(17,635)	$3,596	$(28,131)	$20,147

Research and Development Expenses
     Research and development expenses were $7.9 million for the three months ended September 30, 2007, a net increase of $270,000, or 4%, from $7.6 million in the same period in 2006. The slight increase is due to increased activities in the Nexavar breast cancer trials. For the nine months ended September 30, 2007, research and development expenses were $19.9 million, a net decrease of $4.2 million, or 18%, from $24.1 million in the same period in 2006. The change was primarily due to decreased activities in the Nexavar melanoma program partially offset by increased activities in the breast cancer trials.
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

     We and Bayer manage the ongoing development program of Nexavar through a joint development committee under the collaboration agreement between us and Bayer. Together with Bayer, we have implemented a broad-based global development strategy for Nexavar that implements simultaneous clinical programs currently designed to expand the number of approved indications of Nexavar and evaluate the use of Nexavar in new and/or novel combinations. Our global development plan includes multiple Phase 2 and Phase 3 clinical trials in a variety of cancers. The completion dates of these trials are currently unknown. As of September 30, 2007, we have invested $271.8 million in the development of Nexavar, representing our share of the costs incurred to date under the collaboration.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $15.2 million for the three months ended September 30, 2007, a net increase of $3.3 million, or 28%, from $11.9 million in the same period in 2006. For the nine months ended September 30, 2007, selling, general and administrative expenses were $44.1 million, a net increase of $7.2 million, or 19%, from $36.9 million in the same period in 2006. This increase is due to an increase in marketing expenses to support Nexavar, as well as an increase in headcount in administrative functions, including executive, human resources and medical affairs, during the third quarter ended September 30, 2007.
     Selling, general and administrative expenses consist primarily of salaries, employee benefits, consulting, advertising and promotion expenses, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs.
Interest Income
     We recorded interest income of $6.1 million for the three months ended September 30, 2007, an increase of $3.2 million from $2.9 million in the same period in 2006. For the nine months ended September 30, 2007, we recorded interest income of $13.4 million, an increase of $4.4 million from $9.0 million in the same period in 2006. The increase was primarily due to higher average investment balances for the three and nine months ended September 30, 2007 as well as higher interest rates.
Income Taxes
     We anticipate losses for the year and as such no income tax provision for the current quarter or year has been provided. In addition, we have substantial net operating loss carry forwards available to offset future taxable income for federal and state income tax purposes. Our ability to utilize our net operating losses may be limited due to changes in our ownership as defined by Section 382 of the Internal Revenue Code.
Liquidity and Capital Resources
     Since our inception, we have incurred losses, and we have relied primarily on public and private financing, combined with milestone payments we have received from our collaborators to fund our operations.
     At September 30, 2007, we had cash, cash equivalents and marketable securities of $451.2 million, compared to $271.4 million at December 31, 2006. The increase of $179.8 million was attributable to our public offering completed in June 2007 with net proceeds of $174.1 million, our April 2007 sale of equity securities to Azimuth with net proceeds of $30.8 million and proceeds of $16.0 million from the exercise of stock options during the nine-month period ended September 30, 2007. This increase was partially offset by cash used in operations of $39.4 million, primarily related to the year-to-date net loss and the payment of the year-end payable to Bayer, our collaboration partner.
     Our collaboration agreement with Bayer provided for creditable milestone-based advances from Bayer to us. We received a total of $40.0 million of milestone advances from Bayer in connection with the development and approval of Nexavar. These advances will be repayable to Bayer from a portion of our share of the collaboration profits, if any, after deducting certain contractually agreed upon expenditures. For the quarter ending September 30, 2007, $873,000 of the advance is payable to Bayer and has been classified as a current liability in our accompanying balance sheet.
     Total capital expenditures, primarily for furniture and information technology software and equipment related to the build-out of additional office space for the nine-month period ended September 30, 2007, were $2.5 million. We currently expect to make capital expenditures of approximately $200,000 for the remainder of 2007 for furniture and equipment and information technology software.

     We intend to use the net proceeds received from our public offering to fund the costs of our clinical trials program and other research and development activities, both ongoing and planned, as well as sales and marketing activities, and for general corporate purposes, including working capital. We may also use a portion of the net proceeds to license product candidates or to invest in or acquire businesses or technologies that we believe are complementary to our own, although we have no current plans, commitments or agreements with respect to any such transactions as of the date of this quarterly report. Pending such uses, we intend to invest the net proceeds in investment-grade, interest-bearing securities.
     We believe that our existing capital resources and interest thereon will be sufficient to fund our current and planned operations through 2009. However, if we change our development plans, we may need additional funds sooner than we expect. In addition, we anticipate that our co-development costs for the Nexavar program may increase over the next several years as we continue to fund our share of the clinical development program and prepare for and commence potential product launches throughout the world. While these costs are unknown at the current time, we may need to raise additional capital to continue the co-funding of the program in future periods through and beyond 2009. We intend to seek any required additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.
Recent Accounting Pronouncements
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. On January 1, 2007, FIN48 became effective for us. FIN 48 requires derecognition of tax positions that do not have a greater than 50% likelihood of being recognized upon review by a taxing authority having full knowledge of all relevant information. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the derecognition of a tax position. The adoption of FIN 48 did not result in any significant impact on us. We continue to carry a full valuation allowance on all of its deferred tax assets.
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
     The EITF has Issue No. 07-1 “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”) currently under consideration. EITF 07-1 is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. At its September 26, 2007 meeting, the EITF approved the issuance of a draft abstract for a public comment period held until October 22, 2007. This draft abstract is not final and subject to further deliberation and ratification by the Financial Accounting Standard Board.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, and investment grade government and non-government debt securities. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of September 30, 2007, the fair value of our portfolio would decline by approximately $846,000.
     The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at:

		September 30, 2007			December 31, 2006
		Fair Value	Average		Fair Value	Average
	Maturity	(In millions)	Interest Rate	Maturity	(In millions)	Interest Rate
Cash equivalents, fixed rate	0 - 3 months	$195.8	5.32%	0 - 2 months	$94.1	5.34%
Marketable securities, fixed rate	0 - 13 months	$255.2	5.17%	0 - 13 months	$177.0	4.91%
     We did not hold any derivative instruments as of September 30, 2007, and we have not held derivative instruments in the past. However, our investment policy does allow us to use derivative financial instruments for the purposes of hedging foreign currency denominated obligations. Our cash flows are denominated in U.S. dollars.
Item 4. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
     Nexavar® (sorafenib) tablets is our only product, and we do not have any other product candidates in Phase 2 or Phase 3 clinical development. If Nexavar is not commercially successful, we may be unable to develop and commercialize alternative product candidates and our business would fail. *
     Nexavar is our only product. We do not have internal research or preclinical development capabilities. Our scientific and administrative employees are primarily dedicated to the development and commercialization of Nexavar and managing our relationship with Bayer rather than discovering or developing new product candidates. Thus, we do not have a clinical development pipeline beyond Nexavar. If Nexavar is not commercially successful, we may be unable to develop and commercialize alternative product candidates, which would cause our business to fail.
     Although Nexavar has been approved by the European Union for the treatment of patients with liver cancer, it may not be approved for use in this indication by the FDA or other foreign regulatory authorities, or its approval by the FDA and other foreign regulatory authorities may be significantly delayed. *
      In June 2007, results from our Phase 3 liver trial were presented at the annual meeting of the American Society of Clinical Oncology (ASCO). It was reported that Nexavar significantly extended overall survival by 44% in patients with liver cancer versus those taking placebo. There were no significant differences in serious adverse event rates between the Nexavar and placebo-treated groups, with the most commonly observed serious adverse events in patients receiving Nexavar being diarrhea and hand-foot-skin reaction. Based on the results of this trial, and together with Bayer, we have filed applications with the FDA and other foreign regulatory authorities for marketing approval of Nexavar for use in patients with liver cancer.
     While we received approval from the European Union in October 2007 for the treatment of patients with liver cancer, the regulatory submissions in support of this new indication have not yet been reviewed by the FDA and other regulatory authorities. The FDA and other regulatory authorities may be unsatisfied with the safety and efficacy data submitted in support of these applications, which could result in either non-approval or a requirement of additional clinical trials or further analysis of existing data. In addition to the question of whether Nexavar has demonstrated sufficient efficacy in the treatment of liver cancer, the FDA and other foreign regulatory authorities may have questions about the safety of the drug. For these or other reasons, there is no assurance that Nexavar will be approved for the treatment of liver cancer by the FDA or other foreign regulatory authorities, or when any such approval, if granted, will occur.

     There are competing therapies approved for the treatment of advanced kidney and other types of cancer for which we are developing Nexavar. We expect the number of approved therapies to rapidly increase, which could harm the prospects for Nexavar in advanced kidney cancer and other indications. *
     Many companies are developing multi-kinase inhibitors, antiangiogenic agents and other targeted/novel therapies for the treatment of cancer indications that are the focus of Nexavar clinical development, including kidney cancer, liver cancer, melanoma, non-small cell lung cancer and breast cancer. The market is highly competitive and we expect the competition to increase as additional products are approved to treat these types of cancer.
     For example, Sutent, a multi-kinase inhibitor marketed by Pfizer, was approved in 2006 in the United States, the European Union and other countries for treating patients with kidney cancer and Gleevec-resistant gastrointestinal stromal tumors, or GIST. Results of a randomized Phase 3 trial comparing Sutent to interferon, or IFN, in treatment-naïve patients with advanced kidney cancer showed a median progression-free survival of 11 months for patients receiving Sutent compared to five months for patients receiving IFN. Pfizer also has an earlier stage compound, AG-013736, a multi-kinase inhibitor, which is in clinical development and is being evaluated in kidney cancer patients.
     Wyeth received an approval in May 2007 to market Torisel, an mTOR inhibitor, for the treatment of patients with advanced kidney cancer. In June 2006, results of a randomized Phase 3 trial comparing Torisel to IFN to both agents combined in treatment-naïve, poor-prognosis advanced kidney cancer patients were reported. The primary endpoint of the study was overall survival. The reported median overall survival was 10.9 months for Torisel alone as compared to 7.3 months for interferon.
     Genentech’s Avastin has been reported to have activity in kidney cancer, and Genentech has indicated that Avastin is now being used off-label for treatment of some kidney cancer patients. In June 2007, results were reported from a Phase 3 randomized trial in treatment-naïve advanced kidney cancer patients comparing treatment with Avastin and IFN to treatment with IFN alone. The reported progression-free survival for patients who received the combination was 10 months as compared to 5 months for those patients receiving IFN alone.
     In December 2006, we announced the results of the Phase 2 clinical trial comparing Nexavar to IFN, which did not demonstrate progression-free survival was favorable for patients who received Nexavar. Products that have shown efficacy as compared to IFN or interleukin-2, or IL-2, or in treatment naïve-patients may be preferred by the medical community.
     Further, survival may become the most important element in determining standard of care. While we did not demonstrate a statistically significant overall survival benefit for patients treated with Nexavar in our Phase 3 kidney cancer trial, we believe the outcome was impacted by the cross over of patients from placebo to Nexavar beginning in April 2005. Competitors with statistically significant overall survival data could be preferred in the marketplace, which could impair our ability to successfully market Nexavar.
     The use of any particular therapy may limit the use of a competing therapy with a similar mechanism of action. The FDA approval of Nexavar permits Nexavar to be used as an initial, or first-line, therapy for the treatment of advanced kidney cancer, but some other approvals do not. For example, the European Union approval indicates Nexavar only for advanced kidney cancer patients that have failed prior therapy or whose physicians deem alternate therapies inappropriate. The successful introduction of other new therapies could significantly reduce the potential market for Nexavar in this indication. Decreased demand for Nexavar would harm our ability to realize revenue and profits from Nexavar which could cause our stock price to fall.
     If our clinical trials fail to demonstrate that Nexavar is safe and effective for cancer types other than kidney and liver cancers, or we are unable to obtain necessary regulatory approval, we will be unable to broadly commercialize Nexavar as a treatment for cancer, and our business may fail. *
     In collaboration with Bayer, we are conducting multiple clinical trials of Nexavar. We are currently conducting a number of Phase 1 clinical trials of Nexavar in combination with other anticancer agents. Phase 1 trials are not designed to test the efficacy of a drug candidate but rather to test safety; to study pharmacokinetics, or how drug concentrations in the body change over time; to study pharmacodynamics, or how the drug candidate acts on the body over a period of time; and to understand the drug candidate’s side effects at various doses and schedules.
     With Bayer, we are conducting Phase 2 clinical trials in non-small cell lung, breast, melanoma, and other cancers. Phase 2 trials are designed to explore the efficacy of a product candidate in several different types of cancers and may be randomized and double-blinded to ensure that the results are due to the effects of the drug.

     In addition, we and Bayer are conducting a number of Phase 3 clinical trials of Nexavar. Phase 3 trials are designed to more rigorously test the efficacy of a product candidate and are normally randomized and double-blinded. Phase 3 trials are typically monitored by independent data monitoring committees, or DMC, which periodically review data as a trial progresses. A DMC may recommend that a trial be stopped before completion for a number of reasons including safety concerns, patient benefit or futility.
     In June 2007, it was reported that Nexavar significantly extended overall survival by 44% in patients with liver cancer versus those taking placebo. There were no significant differences in serious adverse event rates between the Nexavar and placebo-treated groups, with the most commonly observed serious adverse events in patients receiving Nexavar being diarrhea and hand-foot-skin reaction. This report followed an earlier announcement in February 2007, that a DMC had reviewed the safety and efficacy data from the Phase 3 trial of Nexavar in patients with liver cancer and concluded that the trial met its primary endpoint. The DMC also noted no demonstrated difference in the serious adverse event rates between Nexavar and placebo. In October 2007, Nexavar was approved by the European Union for the treatment of patients with hepatocellular carcinoma (HCC), or liver cancer. While we and Bayer stopped the Phase 3 liver cancer trial based on the DMC’s recommendation and we have received approval from the European Union, other regulatory authorities, including the U.S. FDA have not completed their review of the submissions and any review may not result in marketing approval by these other authorities in this indication. In addition, though Nexavar is approved for the treatment of patients with liver cancer in the European Union, in certain countries pricing must be established before reimbursement for this indication may be obtained.
     In February 2006, we and Bayer initiated a Phase 3 clinical trial of Nexavar in combination with carboplatin and paclitaxel in patients with non-small cell lung cancer, or NSCLC. In June 2007, we completed the enrollment in this trial.
     In December 2006, we and Bayer announced that the Phase 3 cliical trial in patients with advanced melanoma did not meet its primary endpoint of improving progression-free survival (PFS). The treatment effect was comparable in each arm of the study.
     Although we have received approvals for the use of Nexavar in the treatment of patients with advanced kidney cancer and, more recently, in liver cancer, Nexavar has not been approved in other types of cancer. Historically, many companies have failed to demonstrate the effectiveness of pharmaceutical product candidates in Phase 3 clinical trials notwithstanding favorable results in Phase 1 or Phase 2 clinical trials. In addition, if previously unforeseen and unacceptable side effects are observed, we may not proceed with further clinical trials of Nexavar. In our clinical trials, we treat patients who have failed conventional treatments and who are in advanced stages of cancer. During the course of treatment, these patients may die or suffer adverse medical effects for reasons unrelated to Nexavar. These adverse effects may impact the interpretation of clinical trial results, which could lead to an erroneous conclusion regarding the toxicity or efficacy of Nexavar.
     Our clinical trials may fail to demonstrate that Nexavar is safe and effective, and gain regulatory approval as a treatment for types of cancer other than kidney and liver cancer, which would limit the potential market for the product, which may cause our business to fail.
     We are dependent upon our collaborative relationship with Bayer to manufacture and to further develop and commercialize Nexavar. There may be circumstances that delay or prevent the development and commercialization of Nexavar.*
     Our strategy for developing, manufacturing and commercializing Nexavar depends in large part upon our relationship with Bayer. If we are unable to maintain our collaborative relationship with Bayer, we would need to undertake development, manufacturing and marketing activities at our own expense, which would significantly increase our capital requirements and may limit the indications we are able to pursue and could prevent us from further commercializing Nexavar.
     We are subject to a number of additional risks associated with our dependence on our collaborative relationship with Bayer, including:
•	adverse decisions by Bayer regarding the amount and timing of resource expenditures for the development and commercialization of Nexavar;

•	possible disagreements as to development plans, including clinical trials or regulatory approval strategy;

•	the right of Bayer to terminate its collaboration agreement with us on limited notice and for reasons outside our control;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•	withdrawal of support by Bayer following the development or acquisition by it of competing products; and

•	possible disagreements with Bayer regarding the collaboration agreement or ownership of proprietary rights.
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
     We face intense competition and rapid technological change, and many of our competitors have substantially greater resources than we have.*
     We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market Nexavar to compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials, and others are approved. Competitors that target the same tumor types as our Nexavar program and that have commercial products or product candidates at various stages of clinical development include Pfizer, Genentech, Inc., Wyeth, Novartis International AG, Amgen, AstraZeneca PLC, OSI Pharmaceuticals, Inc., GlaxoSmithKline and Imclone Systems among others. A number of companies have agents such as small molecules or antibodies targeting Vascular Endothelial Growth Factor, or VEGF; VEGF receptors; Epidermal Growth Factor, or EGF; EGF receptors; and other enzymes. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for Nexavar.
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
     Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing product candidates before we do. We compete with companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience.
     We also face, and will continue to face, competition from academic institutions, government agencies and research institutions. Further, we face numerous competitors working on product candidates to treat each of the diseases for which we are seeking to develop therapeutic products. In addition, our product candidates, if approved, may compete with existing therapies that have long histories of safe and effective use. We may also face competition from other drug development technologies and methods of preventing or reducing the incidence of disease and other classes of therapeutic agents.

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
     We anticipate that we will face increased competition as new companies enter our markets and as scientific developments surrounding other cancer therapies continue to accelerate. We have made significant expenditures towards the development of Nexavar and the establishment of a commercialization infrastructure. If Nexavar cannot compete effectively in the marketplace, we may be unable to realize revenue from Nexavar sufficient to offset our expenditures towards its development and commercialization, and our business will suffer.
     The market may not accept our products and pharmaceutical pricing and reimbursement pressures may reduce profitability.*
     Nexavar or any future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payors and the medical community or the market may not be as large as forecasted. One factor that may affect market acceptance of Nexavar or any future products we may develop is the availability of third-party reimbursement. Our commercial success may depend, in part, on the availability of adequate reimbursement for patients from third-party healthcare payors, such as government and private health insurers and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and services, especially in global markets, and their reimbursement practices may affect the price levels for Nexavar. Changes in government legislation or regulation such as the Medicare Act, including Medicare Part D, or changes in private third-party payors’ policies towards reimbursement for our products may reduce reimbursement of our products costs and increase the amounts that patients have to pay themselves. There are also non-government organizations that can influence the use of Nexavar and reimbursement decisions for Nexavar. For example, the National Comprehensive Cancer Network, or NCCN, a not-for-profit alliance of cancer centers has issued guidelines for the use of Nexavar in the treatment of advanced kidney cancer and advanced liver cancer. These guidelines may affect treating physicians’ use of Nexavar in treatment-naïve advanced kidney and liver cancer patients. In addition, the market for Nexavar may be limited by third-party payors who establish lists of approved products and do not provide reimbursement for products not listed. If Nexavar is not on the approved lists, our sales may suffer.
     Nexavar’s success in Europe will also depend largely on obtaining and maintaining government reimbursement because, in many European countries, patients will not use prescription drugs that are not reimbursed by their governments. In addition, negotiating prices with governmental authorities can delay commercialization by twelve months or more. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis. For example, in Europe as in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending.
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
     Although for planning purposes we project the commencement, continuation and completion of ongoing clinical trials, the actual timing of these events may be subject to significant delays relating to various causes, including actions by Bayer, scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria and shortages of available drug supply. We may not complete clinical trials involving Nexavar as projected or at all.
     We rely on Bayer, academic institutions, cooperative oncology organizations and clinical research organizations to conduct, supervise or monitor most clinical trials involving Nexavar. We have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own.
     We and Bayer are launching a broad, multinational Phase 2 program in advanced breast cancer. The program is being coordinated primarily by Onyx and designed and led by an international group of experts in the field of breast cancer and includes multiple randomized Phase 2 trials. Onyx has not conducted a clinical trial that has led to an NDA filing. Consequently, we may not have the necessary capabilities to successfully manage the execution and completion of these planned clinical trials in a way that leads to approval of Nexavar for the target indication. Failure to commence or complete, or delays in our planned clinical trials may prevent us from commercializing Nexavar in indications other than kidney cancer and liver cancer, and thus seriously harm our business.
     If serious adverse side effects are associated with Nexavar, approval for Nexavar could be revoked, sales of Nexavar could decline, and we may be unable to develop Nexavar as a treatment for other types of cancer.
     The approved package insert for Nexavar for the treatment of patients with advanced kidney cancer includes several warnings relating to observed adverse side effects including:
•	Hypertension may occur early in the course of therapy and blood pressure should be monitored weekly during the first six weeks of therapy and treated as needed.

•	Gastrointestinal perforation has been reported in less than 1% of patients taking Nexavar.

•	Incidence of bleeding, regardless of causality, was 15% for Nexavar vs. 8% for placebo and the incidence of treatment-emergent cardiac ischemia/infarction was 2.9% for Nexavar vs. 0.4% for placebo.

•	Most common treatment-emergent adverse events with Nexavar were diarrhea, rash/desquamation, fatigue, hand-foot skin reaction, alopecia and nausea. Grade 3/4 adverse events were 38% for Nexavar vs. 28% for placebo.

•	Women of child-bearing potential should be advised to avoid becoming pregnant and advised against breast-feeding.

•	In cases of any severe or persistent side effects, temporary treatment interruption, dose modification or permanent discontinuation should be considered.
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
     Our operating results will likely fluctuate from fiscal quarter to fiscal quarter and from year to year, and are difficult to predict. Due to a highly competitive environment with existing and emerging products, Nexavar sales will be difficult to predict from period to period. Our operating expenses are largely independent of Nexavar sales in any particular period. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the ability of Bayer’s distribution network to process and ship product on a timely basis, investments in sales and marketing efforts to support the sales of Nexavar, Bayer and our investments in the research and development and commercialization of Nexavar, fluctuations in foreign exchange rates, and expenditures we may incur to acquire additional products.
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
     We are subject to extensive government regulation, which can be costly, time consuming and subject us to significant delays. *
     Drug candidates under development are subject to extensive and rigorous domestic and foreign regulation. We have received regulatory approval for the use of Nexavar in the treatment of advanced kidney cancer in the United States, the European Union and a number of foreign markets. Nexavar is also approved for the treatment of patients with liver cancer by the European Union.
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
     Bayer has been the sponsor for all regulatory filings with the FDA. As a result, we are dependent on Bayer’s experience in filing and pursuing applications necessary to gain regulatory approvals.
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

     Similarly, Bayer may establish a sales and marketing infrastructure for Nexavar outside the United States that is too large and expensive in view of the magnitude of the Nexavar sales opportunity or establish this infrastructure too early in view of the ultimate timing of potential regulatory approvals. Since we share in the profits and losses arising from sales of Nexavar outside of the United States, rather than receiving a royalty (except in Japan), we are at risk with respect to the success or failure of Bayer’s commercial decisions related to Nexavar as well as the extent to which Bayer succeeds in the execution of its strategy.
     We are dependent on the efforts of and funding by Bayer for the development Nexavar. *
     Under the terms of the collaboration agreement, we and Bayer must agree on the development plan for Nexavar. If we and Bayer cannot agree, clinical trial progress could be significantly delayed or halted. Further, if we or Bayer cease funding development of a product candidate under the collaboration agreement, then that party will be entitled to receive a royalty on any product that is ultimately commercialized, but not to share in profits. Bayer could, upon 60 days notice, elect at any time to terminate its co-funding of the development of Nexavar. If Bayer terminates its co-funding of Nexavar development, we may be unable to fund the development costs on our own and may be unable to find a new collaborator, which could cause our business to fail.
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
     We have a history of losses, and we may continue to incur losses.*
     Our net loss for the year ended December 31, 2004 was $46.8 million, for the year ended December 31, 2005 was $95.2 million, and for the year ended December 31, 2006 was $92.7 million. Our net loss for the nine months ended September 30, 2007 was $22.5 million. As of September 30, 2007, we had an accumulated deficit of approximately $461.0 million. We have incurred these losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We may continue to incur operating losses as we continue our development activities and, with Bayer, establish commercial infrastructure in Europe and other parts of the world.
     We have made significant expenditures towards the development and commercialization of Nexavar, and may never realize sufficient product sales to offset these expenditures. Our ability to achieve profitability depends upon success by us and Bayer in marketing the approved product, completing development of Nexavar and obtaining the required regulatory approvals.
     If we lose our key employees and consultants or are unable to attract or retain qualified personnel, our business could suffer. *
     Our future success will depend in large part on the continued services of our management personnel, including Hollings C. Renton, our Chairman, President and Chief Executive Officer, Laura A. Brege, our Executive Vice President and Chief Operating Officer, and Henry J. Fuchs, our Executive Vice President and Chief Medical Officer as well as each of our other executive officers. Mr. Renton announced his intention to retire in 2008 as Chief Executive Officer and remain as Chairman of the Board of Directors. We have retained an executive search firm to identify a successor to Mr. Renton. Edward F. Kenney, currently our Executive Vice President and Chief Commercial Officer, will be retiring at the end of the year, though subsequently he will be available on a consulting basis. The loss of the services of key employees may have an adverse impact on our business unless or until we hire a suitably qualified replacement. We do not maintain key person life insurance on any of our officers, employees or consultants. Any of our key personnel could terminate their employment with us at any time and without notice. We depend on our continued ability to attract, retain and motivate highly qualified personnel. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. If we resume our research and development of product candidates other than Nexavar, we will need to hire individuals with the appropriate scientific skills. If we cannot hire these individuals in a timely fashion, we will be unable to engage in new product candidate discovery activities.
     We may need additional funds, and our future access to capital is uncertain. *
     We may need additional funds to conduct the costly and time-consuming clinical trials necessary to develop Nexavar for additional indications, pursue regulatory approval, commercialize Nexavar in Europe and the rest of the world and acquire rights to additional product candidates. Our future capital requirements will depend upon a number of factors, including:
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
     We may not be able to raise additional capital on favorable terms, or at all. If we are unable to obtain additional funds, we may not be able to fund our share of commercialization expenses and clinical trials. We may also have to curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses on terms that are unfavorable to us.
     We believe that our existing capital resources and interest thereon will be sufficient to fund our current development plans through 2009. However, if we change our development plans, acquire rights to or license additional products or if

Nexavar is not accepted in the marketplace, we may need additional funds sooner than we expect. In addition, we anticipate that our share of expenses under our collaboration with Bayer may increase over the next several years as we continue our share of funding for the Nexavar clinical development program and expansion of commercial activities for Nexavar throughout the world. While these costs are unknown at the current time, we may need to raise additional capital to continue the co-funding of the Nexavar program through and beyond 2009. We may have to curtail our funding of Nexavar if we cannot raise sufficient capital. If we do not continue to co-fund the further development of Nexavar, we will receive a royalty on future sales of products, instead of a share of profits.
     While Nexavar has received marketing approvals in several countries outside of the United States, it has not been approved in all of these foreign countries, and may receive limited marketing approval or may be denied marketing approval in additional countries. *
     In December 2005, the FDA granted full approval for the treatment of patients with advanced kidney cancer. In July 2006, the European Commission granted marketing authorization for Nexavar for the treatment of patients with advanced kidney cancer who have failed prior interferon-alpha or interleukin-2 based therapy or are considered unsuitable for such therapy. To date, Nexavar has received approvals in over 60 territories worldwide including the United States and all of the major European countries for the treatment of advanced kidney cancer. In October 2007, Nexavar was approved by the European Union for the treatment of patients with liver cancer. Additional foreign regulatory authorities may not, however, be satisfied with the safety and efficacy data submitted in support of the foreign applications, which could result in non-approval, a requirement of additional clinical trials, further analysis of existing data or a restricted use of Nexavar. Lack of marketing approval in a particular country would prevent us from selling Nexavar in that country, which could harm our business. In addition, we and Bayer will be required to negotiate the price of Nexavar with European governmental authorities in order for Nexavar to be eligible for government reimbursement. In many European countries, patients will not use prescription drugs that are not reimbursable by their governments. European price negotiations could delay commercialization in a particular country by twelve months or more.
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
     In the case of Nexavar, the global patent applications related to this product candidate are held by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. Bayer has a United States Patent that covers pharmaceutical compositions of Nexavar which will expire in 2022. Bayer also has a European Patent that covers Nexavar, which will expire in 2020. Bayer has other patent applications that are pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extension, the entitlement to which and the term of which cannot presently be calculated. As of September 30, 2007, we owned or had licensed rights to 58 United States patents and 32 United States patent applications and, generally, foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert Company, now Pfizer, or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.
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
     Physicians may prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Physicians may prescribe Nexavar for the treatment of cancers other than advanced kidney cancer, although neither we nor Bayer are permitted to promote Nexavar for the treatment of any indication other than advanced kidney cancer and, in the European Union, liver cancer. The FDA and other regulatory agencies have not approved the use of Nexavar for any other indications. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict communications on the subject of off-label use. Companies may not promote drugs for off-label uses. Accordingly, prior to approval of Nexavar for use in any indications other than advanced kidney cancer, we may not promote Nexavar for these indications. The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.
     Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional speech concerning their products. We engage in the support of medical education activities and communicate with investigators and potential investigators regarding our clinical trials. Although we believe that all of our communications regarding Nexavar are in compliance with the relevant regulatory requirements, the FDA or another regulatory authority may disagree, and we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.
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
     Our stock price is volatile.
     The market price of our common stock has been volatile and is likely to continue to be volatile. For example, during the period beginning January 1, 2003 and ending September 30, 2007, the closing sales price for one share of our common stock reached a high of $58.75 and a low of $4.65. Factors affecting our stock price include:
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
     Existing stockholders have significant influence over us.*
     Our executive officers, directors and five-percent stockholders own, in the aggregate, approximately 35% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.
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
     Our certificate of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include:
•	our board is classified into three classes of directors as nearly equal in size as possible with staggered three-year terms;

•	the authority of our board to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of these shares, without stockholder approval;

•	all stockholder actions must be effected at a duly called meeting of stockholders and not by written consent;

•	special meetings of the stockholders may be called only by the chairman of the board, the chief executive officer, the board or 10% or more of the stockholders entitled to vote at the meeting; and

•	no cumulative voting.
     These provisions may have the effect of delaying or preventing a change in control, even at stock prices higher than the then current stock price.
     We have entered into change in control severance agreements with each of our executive officers. These agreements provide for the payment of severance benefits and the acceleration of stock option vesting if the executive officer’s employment is terminated within 24 months of a change in control of Onyx. The change in control severance agreements may have the effect of preventing a change in control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

3.1 (1)	Restated Certificate of Incorporation of the Company.

3.2 (2)	Amended and Restated Bylaws of the Company.

3.3 (3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (1)	Specimen Stock Certificate.

31.1 (5)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (5)	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (5)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2007.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333-134565) filed on May 30, 2006.

(5)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.
Date: November 7, 2007	By:	/s/ Hollings C. Renton
Hollings C. Renton
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2007	By:	/s/ Gregory W. Schafer
Gregory W. Schafer
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS

3.1 (1)	Restated Certificate of Incorporation of the Company.

3.2 (2)	Amended and Restated Bylaws of the Company.

3.3 (3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (1)	Specimen Stock Certificate.

31.1 (5)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2 (5)	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1 (5)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 25, 2007.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333-134565) filed on May 30, 2006.

(5)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing..