Form 10-Q/A
period 2007-09-30
ONYX PHARMACEUTICALS INC
filed 2007-11-15
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

     This Amendment No. 1 to our Quarterly Report on Form 10-Q is an exhibit only filing and amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, originally filed on November 7, 2007 (the “Original Filing”). We are filing this Amendment No. 1 to correct a date on Exhibit 32.1, which due to a typographical error inadvertently misstated the period covered by the Original Filing. In addition, we are including currently dated certifications as Exhibits 31.3 and 31.4, as required by the filing of this Amendment No. 1. Except as described in this Explanatory Note, no other changes have been made to the Original Filing, and this Amendment No. 1 does not amend or update any other information set forth in the Original Filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.
Date: November 15, 2007	By:	/s/ Hollings C. Renton
Hollings C. Renton
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2007	By:	/s/ Gregory W. Schafer
Gregory W. Schafer
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBITS

31.3	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.4	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).