Form 10-K
period 2007-12-31
ONYX PHARMACEUTICALS INC
filed 2008-02-29
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 0-28298

Onyx Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	94-3154463 (I.R.S. Employer Identification No.)
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the last trade price of the common stock reported on the Nasdaq Global Market on June 30, 2007 was approximately $878,707,115.*

The number of shares of common stock outstanding as of February 25, 2008 was 55,399,388.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days of December 31, 2007, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

*	Excludes 21,919,929 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

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

Overview

We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. With our collaborators, we are developing small molecule drugs with the goal of changing the way cancer is treated tm. We are applying our expertise to develop and commercialize oral anticancer therapies designed to prevent cancer cell proliferation and angiogenesis by inhibiting proteins that signal or support tumor growth. By exploiting the genetic differences between cancer cells and normal cells, we aim to develop and market novel anticancer agents that minimize damage to healthy tissue. Our first commercially available product, Nexavar® (sorafenib) tablets, being developed with our collaborator, Bayer HealthCare Pharmaceuticals Inc., or Bayer, is approved by the United States Food and Drug Administration, or FDA, for advanced kidney cancer and liver cancer. Nexavar is a novel, orally available kinase and angiogenesis inhibitor and is one of a new class of anticancer treatments that target signaling pathways important to the proliferation of cancer cells. In December 2005, Nexavar became the first newly approved drug for patients with advanced kidney cancer in over a decade. Subsequently, in the fourth quarter of 2007, Nexavar was approved as the first and is currently the only systemic therapy for the treatment of patients with liver cancer. Nexavar is now approved in more than 60 countries for the treatment of advanced kidney cancer and in more than 30 countries for the treatment of liver cancer.

Products

Nexavar

Nexavar is an orally active agent designed to operate through dual mechanisms of action by inhibiting angiogenesis and the proliferation of cancer cells. A common feature of cancer cells is the excessive activation of signaling pathways that cause abnormal cell proliferation. In addition, tumors require oxygen and nutrients from newly formed blood vessels to support their growth. The formation of these new blood vessels is a process called angiogenesis. Nexavar inhibits the signaling of VEGFR-1, VEGFR-2, VEGFR-3 and PDGFR-ß, key receptors of Vascular Endothelial Growth Factor, or VEGF, and Platelet-Derived Growth Factor, or PDGF. Both receptors play a role in angiogenesis. In addition, Nexavar also inhibits RAF kinase, an enzyme in the RAS signaling pathway that has been shown in preclinical models to be important in cell proliferation. In normal cell proliferation, when the RAS signaling pathway is activated, or turned “on,” it sends a signal telling the cell to grow and divide. When a gene in the RAS signaling pathway is mutated, the signal may not turn “off” as it should, causing the cell to continuously reproduce itself. The RAS signaling pathway plays an integral role in the growth of some tumor types such as liver cancer, melanoma and lung cancer, and we believe that inhibiting this pathway could have an effect on tumor growth. Nexavar also inhibits other kinases involved in cancer, such as KIT, FLT-3 and RET. The following is a listing of our products and their current status.

Current
Product/Program	Indication	Status

Nexavar (sorafenib) tablets	Advanced kidney cancer	Approved in United States, European Union and other territories worldwide

	Liver cancer	Approved in the United States, European Union and other territories worldwide

	Combination trials for non-small cell lung cancer	Phase 3

	Combination trial for metastatic melanoma	Phase 3

	Combination trials for breast, kidney, and liver cancers, as well as, metastatic melanoma	Phase 2

	Single-agent trials for breast, non-small cell lung and other cancers	Phase 2

	Combination trials with standard chemotherapies for melanoma, colorectal, non-small cell lung, ovarian and other cancers	Phase 2 and 1b Extension

	Additional combination trials with other anticancer agents	Phase 1b

PD 332991 (licensed to Pfizer)	Multiple cancer types	Phase 1

Commercialization Status

With our collaborator, Bayer, we are commercializing Nexavar ® (sorafenib) Tablets, for the treatment of patients with advanced kidney cancer and liver cancer. Nexavar has been approved and is marketed for these indications in the United States and in the European Union, as well as other territories worldwide. We and Bayer announced that Nexavar was approved for the treatment of patients with advanced kidney cancer by the FDA in December 2005 and by authorities in Japan in January 2008. It was also approved by the European Union in July 2006 for the treatment of patients with advanced kidney cancer who have failed prior therapy or are considered unsuitable for other therapies. Nexavar has been approved in more than 60 territories worldwide for advanced kidney cancer. In the fourth quarter of 2007, Nexavar was approved for the treatment of patients with liver cancer in the European Union and the United States. Nexavar is now approved in more than 30 countries for this indication. In the United States, Bayer and Onyx co-promote Nexavar. Outside of the United States, Bayer manages all commercialization activities. In 2007, worldwide sales of Nexavar, as recorded by Bayer, totaled $371.7 million.

Development Strategy

In collaboration with Bayer, we have a two-part development strategy for Nexavar. As the first part of this strategy, we focused on demonstrating Nexavar’s ability to benefit patients suffering from a cancer for which there were no or few established therapies. With the approval of Nexavar for the treatment of advanced kidney cancer and liver cancer, the two companies have established the Nexavar brand and have created a global commercial oncology presence. The next phase of our strategy is to establish Nexavar’s efficacy in more prevalent tumor types, such as lung cancer and breast cancer, in combination with already approved anti-cancer therapies. Although one of our Phase 3 trials for non-small cell lung cancer (NSCLC) was stopped because an independent Data Monitoring Committee, or DMC, analysis concluded that it did not meet its primary endpoint of improved overall survival, we continue to have other trials in lung cancer. We believe Nexavar’s unique features, including its oral availability and combinability profile, may be important attributes that could differentiate it from other anti-cancer agents and enable it to be used broadly in the treatment of cancer. In addition to conducting company-sponsored clinical trials, we plan to expand our collaborations with government agencies, cooperative groups, and individual investigators.

Our goal is to maximize Nexavar’s commercial and clinical potential by simultaneously running multiple studies to produce the clinical evidence necessary to demonstrate Nexavar can benefit patients with many different types of cancers. Additionally, because it is difficult to predict the success of clinical trials, running multiple trials may mitigate the risk of failure of any single clinical trial.

Clinical Trials

Under our collaboration agreement, we and Bayer are jointly developing Nexavar internationally, with the exception of Japan. In Japan, Bayer is responsible for funding and conducting all product development activities and will pay us a royalty on any sales. Following is a summary of our significant clinical trials.

Kidney Cancer Program

Phase 3 Trial.  In October 2003, we and Bayer announced the initiation of an international, placebo-controlled, multicenter Phase 3 clinical trial to evaluate the safety and efficacy of Nexavar in the treatment of advanced renal cell carcinoma, or kidney cancer. More than 900 patients participated in the Phase 3 study at sites worldwide. Enrollment was completed in March 2005. In the first quarter of 2005, we and Bayer announced that an independent DMC had reviewed the safety and efficacy data from the trial. The DMC concluded that Nexavar significantly prolonged progression-free survival, or PFS. This result was discussed with medical experts, patient advocacy groups and health authorities. Subsequently, we and Bayer allowed all patients in the Phase 3 kidney cancer trial to be offered access to Nexavar, enabling them to “crossover” to Nexavar treatment.

The final analysis showed a trend towards improved overall survival despite the fact that 48% of placebo patients crossed over to treatment with Nexavar. An additional analysis that omitted patients who crossed over to Nexavar demonstrated a significant overall survival benefit. These data, while not reaching the pre-specified endpoint, suggest a favorable survival trend for patients who received Nexavar.

Phase 2 Trial.  In June 2007, results of a Phase 2 clinical trial comparing Nexavar to Interferon (IFN) in patients who had no prior systemic therapy were presented. The 189 patient study indicated PFS was comparable for patients who received either Nexavar or IFN. Median PFS was 5.6 months and 5.7 months, respectively, for IFN- and Nexavar-treated patients. Products that have shown efficacy as compared to IFN or interleukin-2, or IL-2, or in patients who have not had prior systemic therapy may be preferred by the medical community.

Liver Cancer Program

Phase 3 Trial.  In March 2005, we and Bayer initiated an international randomized, double-blind, placebo-controlled Phase 3 clinical trial of Nexavar administered as a single agent in patients with advanced hepatocellular carcinoma, or HCC, also known as liver cancer. The Phase 3 study was designed to measure differences in overall survival, time to symptom progression and time to tumor progression of Nexavar versus placebo in patients with advanced liver cancer. Patients with advanced liver cancer, who had not received previous systemic treatment for their disease, were randomized to receive Nexavar or placebo.

In February 2007, we and Bayer announced that an independent DMC had reviewed the safety and efficacy data from the trial at a planned interim analysis and concluded that the trial met its primary endpoint resulting in superior overall survival in those patients receiving Nexavar. The DMC also noted no demonstrated difference in the serious adverse event rates between Nexavar and placebo. Subsequently, we and Bayer made the decision to stop the trial early and allowed all patients in the Phase 3 liver cancer trial to be offered access to Nexavar, enabling them to “crossover” to Nexavar treatment.

Results from the study showed that Nexavar significantly extended median overall survival in patients with liver cancer versus those taking placebo by 44%. There were no significant differences in serious adverse event rates between the Nexavar-and placebo-treated groups.

Phase 3 Trial.    We and Bayer conducted a double-blind, randomized, placebo-controlled Phase 3 trial in the Asia Pacific region designed to evaluate Nexavar in patients with liver cancer who had no prior systemic therapy. The primary objectives of the study were to compare overall survival, time to progression and PFS in patients administered Nexavar versus patients administered placebo. In August 2007, Onyx and Bayer announced that a planned review by a DMC found that Nexavar significantly improved overall survival, PFS and time to progression. Based on the DMC’s recommendation, the trial was stopped early to allow all patients to receive treatment with Nexavar.

Phase 2 Trials.  The decision to begin the Phase 3 liver cancer trial was based upon data from a Phase 2 clinical trial. The data showed that of 137 patients enrolled in the trial, investigators reported median overall survival for all patients was 9.2 months and median time-to-tumor progression was 4.2 months (or 5.7 months in patients with good hepatic function). In the trial, safety data generated showed that Nexavar’s side effect profile was generally well tolerated and predictable.

In 2005, we and Bayer initiated a 100-patient randomized Phase 2 study comparing Nexavar plus doxorubicin to doxorubicin alone for the treatment of patients with advanced liver cancer. In February 2007, we and Bayer accepted the recommendation of an independent DMC to stop this study early because patients receiving chemotherapy alone were thought to be at a considerable disadvantage. In September 2007, data from this study was presented. The data showed that Nexavar plus doxorubicin doubled overall survival to 14 months as compared to 7 months for those patients taking doxorubicin alone. There were no major differences in the rate of serious adverse events between the two arms.

Lung Cancer Program

Phase 3 Trial.  In February 2006, we and Bayer initiated a randomized, double-blind, placebo-controlled pivotal clinical trial, called Evaluation of Sorafenib, Carboplatin And Paclitaxel Efficacy (ESCAPE), studying Nexavar administered in combination with the chemotherapeutic agents carboplatin and paclitaxel in patients with non-small cell lung cancer, or NSCLC. This multicenter study of approximately 900 patients compared Nexavar when administered in combination with these two agents versus each of the agents alone. Overall survival was the primary endpoint of the study. Secondary endpoints included PFS, tumor response and safety. In February 2008, this clinical trial was stopped early following a planned interim analysis when an independent DMC concluded that the study would not meet its primary endpoint of improved overall survival. Safety events were generally consistent with those previously reported. However, higher mortality was observed in the subset of patients with squamous cell carcinoma of the lung treated with sorafenib and carboplatin and paclitaxel versus those treated with carboplatin and paclitaxel alone. Information regarding this DMC’s recommendation is being provided to health authorities and those clinical investigators involved in studies of Nexavar. In addition, the companies will further review the findings of this analysis and DMC recommendation to determine what, if any, impact they have on other ongoing Nexavar lung cancer trials. Data from this study will be presented at an upcoming scientific meeting.

Phase 3 Trial.    A second pivotal NSCLC trial of approximately 900 patients is ongoing primarily in Europe using a chemotherapy doublet that is more commonly used in Europe than the United States. In this trial, patients are receiving gemcitabine and cisplatin plus Nexavar or gemcitabine and cisplatin plus placebo. The study has co-primary endpoints of overall survival and PFS. In February 2008, Bayer and Onyx temporarily interrupted treatment and enrollment of patients with squamous cell carcinoma of the lung pending a meeting of the independent DMC to evaluate interim data from this trial as well as data from the ESCAPE trial. Bayer and Onyx, themselves, or the DMC may, at any time decide to terminate the study or make changes to the study protocol, including, but not limited to, reducing the size of the study, excluding patients with squamous cell carcinoma of the lung, or changing the study endpoints.

Phase 1/Phase 2 Trials.  We and Bayer conducted a 54-patient, single-agent Nexavar trial in second- or third-line NSCLC patients. The median PFS in this refractory population was approximately three months. We and Bayer also obtained additional data from a subset of 14 evaluable NSCLC first-line patients enrolled in a single-arm Phase 1 study administering the combination of carboplatin, paclitaxel and Nexavar. For the lung cancer patients on the combination therapy, the investigator reported an overall median PFS of approximately eight months. As this investigator-initiated analysis was not reviewed by the sponsors, the results are subject to change until the database is finalized.

Metastatic Melanoma Program

Phase 3 Trial.  In May 2005, we and Bayer commenced a randomized, double-blind Phase 3 trial administering Nexavar in combination with the chemotherapeutic agents carboplatin and paclitaxel in patients with advanced metastatic melanoma who had failed one prior treatment. The 270 patient trial had PFS as its primary endpoint. Participating patients failed one previous systemic chemotherapeutic treatment with either dacarbazine, also known as DTIC, or temozolomide. Patients were randomized to receive Nexavar or matching placebo, in addition to a standard dosing schedule of carboplatin and paclitaxel. In December 2006, Bayer and Onyx announced that this study did not meet its primary endpoint of improving PFS, noting that the treatment effect was comparable in each arm.

Phase 3 Trial.  Also, in 2005, a second Phase 3 study administering Nexavar in combination with carboplatin and paclitaxel was initiated under the sponsorship of the Eastern Cooperative Oncology Group, or ECOG. Patients who had not received prior chemotherapy, are being randomized to receive Nexavar plus the chemotherapeutic agents paclitaxel and carboplatin or placebo plus paclitaxel and carboplatin. This trial has overall survival as its primary endpoint. Participants in this study may not have had prior systemic chemotherapy. This study is continuing to enroll patients; it is expected that enrollment will be completed in the middle of 2008.

Phase 2 Trial.  In addition, we conducted a randomized, double-blind, placebo-controlled, multicenter, Phase 2 study administering Nexavar in combination with DTIC that had PFS as its primary endpoint. Approximately 100 patients with advanced melanoma, who had not received prior chemotherapy, were randomized to receive Nexavar in combination with DTIC or placebo in combination with DTIC. In June 2007, we reported that there was a trend toward improved PFS in patients in the Nexavar arm versus patients in the placebo arm. However, overall survival was not improved in this study. At this time we are not planning further studies administering Nexavar and DTIC in melanoma patients, pending the outcome of the ongoing Phase 3 study sponsored by ECOG.

Breast Cancer Program

In 2007, Onyx and Bayer launched a broad, multinational Phase 2 program in advanced breast cancer. The program was designed and is being led by an international group of experts in the field of breast cancer and includes multiple randomized Phase 2 trials. These Phase 2 trials are screening studies intended to provide information that will be used to design a Phase 3 program. The current program involves a number of different drug combinations with Nexavar and encompasses various treatment settings. The advisors are particularly interested in studying Nexavar in breast cancer where the product’s features, such as its oral administration and favorable hematologic toxicity profile, may translate into benefits for patients over other existing and experimental treatments.

Phase 2 Studies.  Five Phase 2 studies have been started. All of the studies are randomized, double-blind, placebo-controlled trials that are designed to assess PFS as the primary endpoint. They will compare Nexavar in combination with other agents to the other agents and placebo. The specific trials are:

•  Paclitaxel with Nexavar or placebo. This study is being conducted with patients who have not received prior systemic therapy, also known as first-line patients, that are HER2 negative and have locally recurrent or metastatic breast cancer. HER2 is a specialized protein receptor on the surface of breast cells and breast cancer cells that controls cancer cell growth, invasion, and spread of the cancer to other parts of the body.

•  Gemcitabine with Nexavar or placebo. This study is being conducted with patients who have experienced disease progression during or after treatment with an Avastin-containing regimen in the adjuvant (post-surgery) or first-line metastatic setting. Patients enrolling in this trial are also HER2 negative with locally advanced or metastatic disease.

•  Capecitabine with Nexavar or placebo. Patients in this study are HER2 negative with locally advanced or metastatic breast cancer and have received no more than one prior chemotherapy.

•  Docetaxel and/or Letrozole with Nexavar or placebo. Patients in this study have locally recurrent or metastatic HER2 negative breast cancer and have not received prior systemic therapy.

•  Aromatase Inhibitors of choice with Nexavar or placebo. Patients in this study are postmenopausal women with locally advanced or metastatic breast cancer and have not received prior systemic therapy.

Early Stage Clinical Development

With Bayer, we have multiple ongoing and planned Phase 1b and Phase 2 studies evaluating Nexavar as a single agent and in combination with other anti-cancer agents in tumors such as prostate, colorectal, ovarian and other cancers. As these studies are completed, we intend to present data at scientific meetings. In addition, based on the results of these ongoing trials, we plan to identify additional potential registration paths for Nexavar. To date, results have been reported from more than ten of these trials, specifically for the use of Nexavar in combination with paclitaxel/carboplatin, gemcitabine, oxaliplatin, doxorubicin, irinotecan, 5-fluorouvacol/leucovorin, capecitabine, DTIC, taxotere, Iressa, interferon and Avastin.

Licensed Product Candidates

Cell Cycle Program

In May 1995, we entered into a research and development collaboration agreement with Warner-Lambert, now a subsidiary of Pfizer, to discover and commercialize small molecule drugs that restore control of, or otherwise intervene in, the misregulated cell cycle in tumor cells. Under this agreement, we developed screening tests, or assays, for jointly selected targets, and transferred these assays to Warner-Lambert for screening of their compound library to identify active compounds. The discovery research term under the agreement ended in August 2001. Warner-Lambert is responsible for subsequent medicinal chemistry and preclinical investigations on the active compounds. In addition, Warner-Lambert is obligated to conduct and fund all clinical development, make regulatory filings and manufacture for sale any approved collaboration compounds. We will receive milestone payments on clinical development and registration of any resulting products and are entitled to receive royalties on all worldwide sales of the products. Warner-Lambert has identified a small molecule lead compound, PD 332991, an inhibitor of cyclin-dependent kinase 4, and began clinical testing with this drug candidate in 2004. As a result of this, to date we received a $500,000 milestone payment from Warner-Lambert.

Virus Platform

Prior to June 2003, in addition to our small molecule program, we were developing therapeutic viruses that selectively replicate in cells with cancer-causing genetic mutations. In June 2003, we announced that we were discontinuing this program as part of a business realignment that placed an increased priority on the development of Nexavar. Effective January 2005, Onyx licensed exclusive rights to our p53-selective virus, ONYX-015, to Shanghai Sunway Biotech Co. Ltd. headquartered in Shanghai, People’s Republic of China. Under this agreement, Shanghai Sunway is responsible for the research, development, manufacture and commercialization of ONYX-015 worldwide. Onyx received a payment of $1.0 million in 2005 and may receive additional milestone payments upon the achievement of clinical, regulatory and commercial events. We are entitled to receive royalties on any net sales of ONYX-015 in the United States, Europe and certain other foreign countries, excluding China.

Collaboration with Bayer

Effective February 1994, we established a collaboration agreement with Bayer to discover, develop and market compounds that inhibit the function, or modulate the activity, of the RAS signaling pathway to treat cancer and other diseases. Together with Bayer, we concluded collaborative research under this agreement in 1999, and based on this research, a product development candidate, Nexavar, was identified. Bayer paid all the costs of research and preclinical development of Nexavar until the Investigational New Drug application, or IND, was filed in May 2000.

Under our agreement with Bayer, we are currently funding 50% of mutually agreed development costs worldwide, excluding Japan. Bayer is funding 100% of development costs in Japan and will pay us a royalty on any sales in Japan. At any time during product development, either company may terminate its participation in development costs, in which case the terminating party would retain rights to the product on a royalty-bearing basis. If we do not continue to bear 50% of product development costs, Bayer would retain exclusive, worldwide rights to this product candidate and would pay royalties to us based on net sales.

In March 2006, we and Bayer entered into a Co-Promotion Agreement to co-promote Nexavar in the United States. This agreement generally supersedes those provisions of the original 1994 Collaboration Agreement that relate to the co-promotion of Nexavar in the United States between Bayer and us. Outside of the United States, the terms of the Collaboration Agreement continue to govern. Under the terms of the Co-Promotion Agreement and consistent with the Collaboration Agreement, we will share equally in the profits or losses of Nexavar, if any, in the United States. If for any reason we do not continue to co-promote in the United States, but continue to co-fund development worldwide (excluding Japan), Bayer would first receive a portion of the product revenues to repay Bayer for its commercialization infrastructure, before determining our share of profits and losses in the United States.

Our collaboration agreement with Bayer calls for creditable milestone-based payments. These amounts are interest-free and will be repayable to Bayer from a portion of the collaboration and of our future profits and royalties. As a result of the development of Nexavar, including approval of Nexavar, we have received $40 million in creditable milestone advance payments. These advances are repayable to Bayer from a portion of our share of any quarterly collaboration profits and royalties after deducting certain contractually agreed upon expenditures. As of December 31, 2007, $39.2 million of the advance repayable to Bayer is outstanding.

Research and Development

A significant portion of our operating expenses relate to research and development. Since we discontinued our virus program in 2003, our research and development expenses have been substantially for the development of Nexavar. We do not have internal research capabilities and have only a limited development staff focused on the clinical development of Nexavar. In 2007, a significant percentage of our operating expenses were related to research and development and we anticipate that trend will continue, specifically for the clinical development of Nexavar as both we and Bayer have agreed to continue substantial investment in this product.

For the years ended December 31, 2007, 2006, and 2005, our research and development costs were $25.4 million, $31.0 million, and $63.1 million, respectively. In 2006, we changed the presentation of our Statement of Operations to reflect the Co-Promotion Agreement by including the “net expense due to (from) unconsolidated joint business” line item. As a result of this change, our share of the Nexavar product development costs paid by Bayer are not included in our research and development line item for the years ended December 31, 2006 and 2007. In years prior to 2006, Bayer’s Nexavar product development expenses were included in our research and development expense line item. Beginning in 2006, consistent with the terms of our collaboration agreement, our share of Bayer’s Nexavar product development expenses are included in net expense due to (from) unconsolidated joint business. Thus, the amounts above represent our direct research and development expenses. The total research and development costs including our share of development expenses under our collaboration with Bayer for the years ended December 31, 2007, 2006, and 2005 are $83.3 million, $84.2 million, and $63.1 million, respectively.

Marketing and Sales

Since our first product, Nexavar, was approved by the FDA, and because we retained Unites States co-promotion rights, in 2005 we added sales, marketing and medical affairs capabilities with particular expertise in commercializing oncology products. Under the collaboration agreement, Bayer commercializes Nexavar outside of the United States where it has been approved. We and Bayer each provide one-half of the field-based staffing in the United States to satisfy commercial demand for this product and to provide medical affairs support for Nexavar. Individuals hired into this organization have significant experience relevant to the field of pharmaceuticals in general and to the specialty of oncology in particular. We and Bayer have also established comprehensive patient support services to maximize access to Nexavar. This includes REACH, an acronym for Resources for Expert Assistance and Care Hotline, which provides a single point-of-contact for most patients. In addition, REACH helps link patients to specialty pharmacies for direct product distribution. Bayer currently has multiple specialty pharmacies under contract that are shipping drug directly to patients’ homes.

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

At this time, we do not have any internal manufacturing capability. To manufacture our product candidates for clinical trials or on a commercial scale, if we are required or choose to do so, we would have to build or gain access to a manufacturing facility, which would require significant funds.

For risks associated with manufacturing, refer to “We do not have manufacturing expertise or capabilities and are dependent on Bayer to fulfill our manufacturing needs, which could result in lost sales and the delay of clinical trials or regulatory approval” under “Risk Factors” below in Part I, Item 1A of this Form 10-K.

Patents and Proprietary Rights

We believe that patent and trade secret protection is crucial to our business and that our future will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of others, both in the United States and other countries. The patents and patent applications covering Nexavar are owned by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. Bayer has a United States Patent that covers pharmaceutical compositions of Nexavar which will expire in 2022. Bayer also has a European Patent that covers Nexavar, which will expire in 2020. Bayer has other patent applications that are pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extension, the entitlement to and the term of which cannot presently be calculated. As of December 30, 2007, we owned or had licensed rights to 58 United States patents and 32 United States patent applications and, generally, the foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert or Bayer, or aspects of our now discontinued therapeutic virus program.

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

Preclinical trials involve laboratory evaluation of product candidate chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product candidate. Next, the results of the preclinical trials are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of clinical trials. Unless the FDA objects to an IND, the IND will become effective 30 days following its receipt by the FDA. Submission of an IND may not result in FDA clearance to commence clinical trials, and the FDA’s failure to object to an IND does not guarantee FDA approval of a marketing application.

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

The goal of Phase 1 clinical trials is to establish initial data about safety and tolerability of the product candidate in humans. The goal of Phase 2 clinical trials is to provide evidence about the desired therapeutic efficacy of the product candidate in limited studies with small numbers of carefully selected subjects. The investigators seek to evaluate the effects of various dosages and to establish an optimal dosage level and dosage schedule. Investigators also gather additional safety data from these studies. Phase 3 clinical trials consist of expanded, large-scale, multi-center studies in the target patient population. This phase further tests the product’s effectiveness, monitors side effects, and, in some cases, compares the product’s effects to a standard treatment, if one is already available.

Submission of all data obtained from this comprehensive development program as an NDA to the FDA, and to the corresponding agencies in other countries for review and approval, is needed before marketing product candidates. These regulations define not only the form and content of the development of safety and efficacy data regarding the proposed product, but also impose certain specific requirements.

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

Companies, including Onyx, are subject to various federal and state laws pertaining to healthcare “fraud and abuse,” including anti-kickback and false claims laws. The federal Anti-Kickback Law makes it illegal for any person, including a prescription drug manufacturer, or a party acting on its behalf, to knowingly and willfully solicit, offer, receive or pay any remuneration, directly or indirectly, in exchange for, or to induce, the referral of business, including the purchase, order or prescription of a particular drug, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. Some of the state prohibitions apply to referral of patients for healthcare services reimbursed by any source, not only the Medicare and Medicaid programs.

In the course of practicing medicine, physicians may legally prescribe FDA approved drugs for an indication that has not been approved by the FDA and which, therefore, is not described in the product’s approved labeling — so-called “off-label use.” The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA and other governmental agencies do, however, restrict communications on the subject of off-label use by a manufacturer or those acting on behalf of a manufacturer. Companies may not promote FDA-approved drugs for off-label uses. The FDA has not approved the use of Nexavar for the treatment of any diseases other than advanced kidney cancer and liver cancer and neither we nor Bayer market Nexavar for the treatment of any diseases other than advanced kidney cancer and liver cancer. The FDA and other governmental agencies do permit a manufacturer (and those acting on its behalf) to engage in some limited, non-misleading, non-promotional exchanges of scientific information regarding unapproved indications.

For risks associated with government regulation, refer to “We are subject to extensive government regulation, which can be costly, time consuming and subject us to unanticipated delays” and “We may incur significant liability if it is determined that we are promoting the “off-label” use of drugs or are otherwise found in violation of federal and state regulations in the United States or elsewhere” under “Risk Factors” below in Part I, Item 1A of this Form 10-K.

Competition

We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market product candidates that will compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials and others are approved. Currently, two other novel agents besides Nexavar have been approved for the treatment of advanced kidney cancer — Sutent and Torisel. Sutent, a multi-kinase inhibitor, was approved by the FDA in January 2006 to treat advanced kidney cancer patients. Subsequently, in July 2006, Sutent was approved by European regulators to treat advanced kidney cancer patients who had failed a cytokine-based regimen. In January 2007, European regulators approved Sutent as a first-line treatment for advanced kidney cancer patients based on the results of a randomized Phase 3 trial comparing Sutent to IFN in treatment-naïve patients. Wyeth’s Torisel, an mTOR inhibitor, was approved by the FDA in May 2007, to treat advanced kidney cancer patients, based on the results of a randomized Phase 3 study comparing Torisel to IFN in treatment-naïve, poor-risk advanced kidney cancer patients. The primary endpoint of the study was overall survival. European regulators approved Torisel in November 2007 for poor-risk advanced kidney cancer patients.

In November 2007, Genentech’s Avastin received a positive opinion from the European Committee for Medicinal Products for Human Use, or CHMP, for the first-line treatment of patients with advanced kidney cancer. Subsequently, in December 2007 Avastin was approved by the European Commission for the first-line treatment of patients with advanced kidney cancer in combination with interferon.

GlaxoSmithKline and Novartis also have agents in randomized Phase 3 clinical trials for second-line advanced kidney cancer. Pazopanib, a multi-kinase inhibitor, and RAD-001, an mTOR inhibitor, are both expected to have results from these Phase3 trials in 2008. In February 2008, Novartis announced that an independent review committee had stopped a late-stage trial of its experimental kidney cancer drug everolimus, previously known as RAD001, because the study had met its goal of progression-free survival in advanced kidney cancer patients.

Currently, there are no targeted agent competitors in Phase 3 trials for liver cancer. The most advanced targeted agents are in Phase 2 trials and include small molecule drugs such as Progen’s PI-88, OSI Pharmaceuticals / Genentech’s Tarceva, Pfizer’s Sutent, and Bristol Myers Squibb’s Brivanib and also antibodies such as Genentech’s Avastin, Bristol Myers Squibb’s Erbitux and Imclone’s IMC-1121B. PI-88, believed to be the most advanced targeted agent, is expected to enter Phase 3 clinical trials in the adjuvant setting in 2008. These drugs, among others, are being evaluated in many different trials as monotherapy and in combination with chemotherapy and/or targeted agents. If successful, they would provide competition for Nexavar in the treatment of liver cancer.

For risks associated with competition, refer to “There are competing therapies approved and in development for the treatment of advanced kidney cancer. We expect the number of approved therapies to increase, which could harm the prospects for Nexavar in advanced kidney cancer” under “Risk Factors” below in Part I, Item 1A of this Form 10-K.

Employees

As of December 31, 2007, we had 153 full-time employees of whom 26 hold Ph.D., M.D. or Pharm.D. degrees. Of our employees, 32 are in research and development, 82 are in sales and marketing and 39 are in corporate development, finance and administration. No employee is represented by a labor union.

Company Information

We were incorporated in California in February 1992 and reincorporated in Delaware in May 1996. Our principal office is located at 2100 Powell Street, Emeryville, California 94608 and our telephone number is (510) 597-6500. Our website is located at http://www.onyx-pharm.com. However, information found on our website is not incorporated by reference into this report.

Available Information

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

Code of Ethics

In 2003, we adopted a code of ethics that applies to our principal officers, directors and employees. We have posted the text of our code of ethics on our website at http://www.onyx-pharm.com in connection with “Investors” materials. However, information found on our website is not incorporated by reference into this report. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

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

Nexavar is our only product. We do not have internal research or preclinical development capabilities. Our scientific and administrative employees are primarily dedicated to the development and commercialization of Nexavar and managing our relationship with Bayer rather than discovering or developing new product candidates. Thus, we do not have a clinical development pipeline beyond Nexavar. If Nexavar is not commercially successful, we may be unable to develop and commercialize alternative product candidates to later stage clinical development and commercialization, which would cause our business to fail.

There are competing therapies approved and in development for the treatment of advanced kidney cancer. We expect the number of approved therapies to increase, which could harm the prospects for Nexavar in advanced kidney cancer.

There are several competing therapies approved for the treatment of kidney cancer and, in addition, several companies are developing novel multi-kinase inhibitors, antiangiogenic agents and other targeted therapies for the treatment of kidney cancer. The market is highly competitive, and we expect the competition to increase as additional products are approved to treat these types of cancer, which could lead to an erosion of our current market share.

For example, Sutent, a multi-kinase inhibitor marketed by Pfizer, was approved in 2006 in the United States, the European Union and other countries for treating patients with advanced kidney cancer and Gleevec-resistant gastrointestinal stromal tumors, or GIST. Results of a randomized Phase 3 trial comparing Sutent to interferon, or IFN, in treatment-naïve patients with advanced kidney cancer showed a median, progression free survival, or PFS, of 11 months for patients receiving Sutent compared to 5 months for patients receiving IFN. Pfizer also has an earlier stage compound, AG-013736, a multi-kinase inhibitor, which is in clinical development and is being evaluated in kidney cancer patients.

Wyeth received an approval in May 2007 to market Torisel, an mTOR inhibitor, for the treatment of patients with advanced kidney cancer. In June 2006, results of a randomized Phase 3 trial comparing Torisel to IFN to both agents combined in treatment-naïve, poor-prognosis advanced kidney cancer patients were reported. The primary endpoint of the study was overall survival. The reported median overall survival was 10.9 months for Torisel alone as compared to 7.3 months for interferon. Wyeth has also initiated a Phase 2/3 trial in second line RCC, which compares Torisel to Nexavar. The results of this trial could impact our competitiveness in RCC.

Genentech’s Avastin was approved by the European Union for the treatment of patients with advanced kidney cancer in combination with IFN. The approval was based on results reported from a Phase 3 randomized trial in treatment-naïve advanced kidney cancer patients comparing treatment with Avastin and IFN to treatment with IFN alone. The reported PFS for patients who received the combination was 10 months as compared to 5 months for those patients receiving IFN alone. GlaxoSmithKline and Novartis also have agents in randomized Phase 3 clinical trials for second-line advanced kidney cancer. Pazopanib, a multi-kinase inhibitor, and RAD-001, an mTOR inhibitor, are both expected to have results from these Phase3 trials in 2008. In February 2008, Novartis announced that an independent review committee had stopped a late-stage trial of its experimental kidney cancer drug everolimus, previously known as RAD001, because the study had met its goal of progression-free survival in advanced kidney cancer patients.

In December 2006, we announced the results of the Phase 2 clinical trial comparing Nexavar to IFN, which did not demonstrate PFS was favorable for patients who received Nexavar. Products that have shown efficacy as compared to IFN or interleukin-2, or IL-2, or in treatment naïve-patients may be preferred by the medical community.

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

The use of any particular therapy may limit the use of a competing therapy with a similar mechanism of action. The FDA approval of Nexavar permits Nexavar to be used as an initial, or first-line, therapy for the treatment of advanced kidney cancer, but some other approvals do not. For example, the European Union approval indicates Nexavar only for advanced kidney cancer patients that have failed prior therapy or whose physicians deem alternate therapies inappropriate. The successful introduction of other new therapies could significantly reduce the potential market for Nexavar in this indication. Decreased demand for Nexavar would harm our ability to realize revenue and profits from Nexavar, which could cause our stock price to fall.

Although Nexavar has been approved in the United States, European Union and other territories for the treatment of patients with liver cancer, adoption may be slow or limited for a variety of reasons including the geographic distribution of the patient population, the current treatment paradigm for liver cancer patients and the underlying liver disease present in most liver cancer patients. If Nexavar is not broadly adopted for the treatment of liver cancer, our business would be harmed.

Nexavar has been approved in the United States, the European Union and many other countries as the first systemic treatment for liver cancer. The rate of adoption and the ultimate market size will be dependent on several factors including educating treating physicians on the appropriate use of Nexavar and the management of patients who are receiving Nexavar. This may be difficult due to patients typically having underlying liver disease and comorbidities in addition to their liver cancer and often being treated by a variety of medical specialists. In addition, screening, diagnostic and treatment practices can vary significantly by region. Further, liver cancer is common in many regions in the developing world where the healthcare systems are limited and reimbursement for Nexavar is not available, which will likely limit or slow adoption. If we are unable to change the treatment paradigms for this disease, we may be unable to successfully commercialize Nexavar for this indication, which could harm our business.

If our ongoing and planned clinical trials fail to demonstrate that Nexavar is safe and effective or we are unable to obtain necessary regulatory approvals, we will be unable to expand the commercial market for Nexavar and our business may fail.

In collaboration with Bayer, we are conducting multiple clinical trials of Nexavar. We are currently conducting a number of clinical trials of Nexavar alone or in combination with other anticancer agents in kidney, liver, non-small cell lung, breast, melanoma, and other cancers including a number of Phase 3 clinical trials.

Phase 3 trials are designed to more rigorously test the efficacy of a product candidate and are normally randomized and double-blinded. Phase 3 trials are typically monitored by independent data monitoring committees, or DMC, which periodically review data as a trial progresses. A DMC may recommend that a trial be stopped before completion for a number of reasons including safety concerns, patient benefit or futility. Our clinical trials may fail to demonstrate that Nexavar is safe and effective, and Nexavar may not gain additional regulatory approval, which would limit the potential market for the product causing our business to fail.

While we and Bayer have received approval from the European Union and the FDA for the use of Nexavar to treat liver cancer, other regulatory authorities have not completed their review of the submissions and any review may not result in marketing approval by these other authorities in this indication. In addition, though Nexavar is approved for the treatment of patients with liver cancer in the European Union, in certain countries pricing must be established before reimbursement for this indication may be obtained.

Nexavar has not been approved in cancer types other than kidney and liver cancer. Success in one or even several cancer types does not indicate that Nexavar would be approved or have successful clinical trials in other cancer types. For example, in February 2006 we and Bayer initiated a Phase 3 clinical trial in combination with carboplatin and paclitaxel in patients with non-small cell lung cancer, or NSCLC, and this trial failed to show Nexavar’s efficacy in treating NSCLC. In February 2008, this clinical trial was stopped early following a planned interim analysis when the independent DMC concluded that the study would not meet its primary endpoint of improved overall survival. Although other NSCLC trials are ongoing, Nexavar may never be approved for this indication. In addition, higher mortality was observed in the subset of patients with squamous cell carcinoma of the lung treated with Nexavar and carboplatin and paclitaxel versus those treated with carboplatin and paclitaxel alone. Other cancer types with a histology similar to squamous cell carcinoma of the lung may yield a similar adverse treatment outcome. If so, patients having this histology may be excluded from ongoing and future clinical trials, which would reduce the number of patients that could potentially receive Nexavar.

Further, many companies have failed to demonstrate the effectiveness of pharmaceutical product candidates in Phase 3 clinical trials notwithstanding favorable results in Phase 1 or Phase 2 clinical trials. In addition, if previously unforeseen and unacceptable side effects are observed, we may not proceed with further clinical trials of Nexavar. In our clinical trials, we may treat patients who have failed conventional treatments and who are in advanced stages of cancer. During the course of treatment, these patients may die or suffer adverse medical effects for reasons unrelated to Nexavar. These adverse effects may impact the interpretation of clinical trial results, which could lead to an erroneous conclusion regarding the toxicity or efficacy of Nexavar.

We are dependent upon our collaborative relationship with Bayer to manufacture and to further develop and commercialize Nexavar. There may be circumstances that delay or prevent the development and commercialization of Nexavar.

Our strategy for developing, manufacturing and commercializing Nexavar depends in large part upon our relationship with Bayer. If we are unable to maintain our collaborative relationship with Bayer, we would need to undertake development, manufacturing and marketing activities at our own expense. This would significantly increase our capital and infrastructure requirements, may limit the indications we are able to pursue and could prevent us from effectively developing and commercializing Nexavar.

We are subject to a number of risks associated with our dependence on our collaborative relationship with Bayer, including:

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

Our collaboration agreement with Bayer terminates when patents expire that were issued in connection with product candidates discovered under that agreement, or upon the time when neither we nor Bayer are entitled to profit sharing under that agreement, whichever is later. Bayer holds the global patent applications related to Nexavar. The patents and patent applications covering Nexavar are owned by Bayer, but licensed to us through our collaboration agreement with Bayer. Bayer has a United States patent that covers pharmaceutical compositions of Nexavar, which will expire in 2022. Bayer also has a European patent that covers Nexavar, which will expire in 2020. Bayer has other patent applications that are pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer.

We face intense competition and rapid technological change, and many of our competitors have substantially greater resources than we have.

We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market Nexavar to compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials and others are approved. Competitors that target the same tumor types as our Nexavar program and that have commercial products or product candidates at various stages of clinical development include Pfizer, Genentech, Inc., Wyeth, Novartis International AG, Amgen, AstraZeneca PLC, OSI Pharmaceuticals, Inc., GlaxoSmithKline, Imclone Systems and several others. A number of companies have agents such as small molecules or antibodies targeting Vascular Endothelial Growth Factor, or VEGF; VEGF receptors; Epidermal Growth Factor, or EGF; EGF receptors; and other enzymes. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for Nexavar.

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

Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing product candidates before we do. We will compete with companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience.

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

We anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding other cancer therapies continue to accelerate. We have made significant expenditures toward the development of Nexavar and the establishment of a commercialization infrastructure. If Nexavar cannot compete effectively in the marketplace, we may be unable to realize sufficient revenue from Nexavar to offset our expenditures toward its development and commercialization, and our business will suffer.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

Our operating results will likely fluctuate from fiscal quarter to fiscal quarter and from year to year, and are difficult to predict. Since inception we have had a history of net operating losses, with the exception of the quarter ending September 30, 2007, where we reported a net profit. There can be no assurance we will ever report another profitable quarter. Due to a highly competitive environment with existing and emerging products in new markets, Nexavar sales will be difficult to predict from period to period. Our operating expenses are largely independent of Nexavar sales in any particular period. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the ability of Bayer’s distribution network to process and ship product on a timely basis, fluctuations in foreign currency exchange rates, investments in sales and marketing efforts to support the sales of Nexavar, Bayer and our investments in the research and development of Nexavar and expenditures we may incur to acquire additional products.

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

Nexavar or any future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community or the market may not be as large as forecasted. One factor that may affect market acceptance of Nexavar or any future products we may develop is the availability of third-party reimbursement. Our commercial success may depend, in part, on the availability of adequate reimbursement for patients from third-party healthcare payors, such as government and private health insurers and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and services, especially in global markets, and their reimbursement practices may affect the price levels for Nexavar. In addition, the market for Nexavar may be limited by third-party payors who establish lists of approved products and do not provide reimbursement for products not listed. If Nexavar is not on the approved lists, our sales may suffer. Changes in government legislation or regulation such as the Medicare Act, including Medicare Part D, or changes in private third-party payors’ policies towards reimbursement for our products may reduce reimbursement of our products costs and increase the amounts that patients have to pay themselves. There are also non-government organizations that can influence the use of Nexavar and reimbursement decisions for Nexavar. For example, the National Comprehensive Cancer Network, or NCCN, a not-for-profit alliance of cancer centers has issued guidelines for the use of Nexavar in the treatment of advanced kidney cancer and advanced liver cancer. These guidelines may affect treating physicians’ use of Nexavar in treatment-naïve advanced kidney and liver cancer patients.

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

Although, for planning purposes, we project the commencement, continuation and completion of ongoing clinical trials, the actual timing of these events may be subject to significant delays relating to various causes, including actions by Bayer, scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria and shortages of available drug supply. We may not complete clinical trials involving Nexavar as projected or at all.

We and Bayer are launching a broad, multinational Phase 2 program in advanced breast cancer. The program is being coordinated primarily by Onyx and designed and led by an international group of experts in the field of breast cancer and includes multiple randomized Phase 2 trials. Onyx has not conducted a clinical trial that has led to an NDA filing. Consequently, we may not have the necessary capabilities to successfully manage the execution and completion of these planned clinical trials in a way that leads to approval of Nexavar for the target indication. In addition, we rely on Bayer, academic institutions, cooperative oncology organizations and clinical research organizations to conduct, supervise or monitor most clinical trials involving Nexavar. We have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. Failure to commence or complete, or delays in our planned clinical trials would prevent us from commercializing Nexavar in indications other than kidney cancer and liver cancer, and thus seriously harm our business.

If serious adverse side effects are associated with Nexavar, approval for Nexavar could be revoked, sales of Nexavar could decline, and we may be unable to develop Nexavar as a treatment for other types of cancer.

The FDA-approved package insert for Nexavar for the treatment of patients with advanced kidney cancer and unresectable liver cancer includes several warnings relating to observed adverse reactions. These include, but are not limited to, cardiac ischemia and/or infarction; incidence of bleeding; hypertension which may occur early in the therapy; hand-foot skin reaction and rash; and some instances of gastrointestinal perforations. Other treatment-emergent adverse reactions observed in patients taking Nexavar include, but are not limited to, diarrhea, fatigue, abdominal pain, weight loss, anorexia, alopecia, nausea and vomiting. With continued and potentially expanded commercial use of Nexavar and additional clinical trials of Nexavar, we and Bayer anticipate we will routinely update adverse reactions listed in the package insert to reflect current information. For example, subsequent to the initial FDA approval, we and Bayer updated the package insert to include additional information on new adverse reactions reported by physicians using Nexavar. If additional adverse reactions emerge, or a pattern of severe or persistent previously observed side effects is observed in the Nexavar patient population, the FDA or other international regulatory agencies could modify or revoke approval of Nexavar or we may choose to withdraw it from the market. If this were to occur, we may be unable to obtain approval of Nexavar in additional indications and foreign regulatory agencies may decline to approve Nexavar for use in any indication. Any of these outcomes would have a material adverse impact on our business. In addition, if patients receiving Nexavar were to suffer harm as a result of their use of Nexavar, these patients or their representatives may bring claims against us. These claims, or the mere threat of these claims, could have a material adverse effect on our business and results of operations.

We are subject to extensive government regulation, which can be costly, time consuming and subject us to unanticipated delays.

Drug candidates under development and approved for marketing are subject to extensive and rigorous domestic and foreign regulation. We have received regulatory approval for the use of Nexavar in the treatment of advanced kidney and liver cancer in the United States, the European Union and a number of foreign markets, and we are developing Nexavar for several additional indications.

We rely on Bayer to manage communications with regulatory agencies, including filing new drug applications and generally directing the regulatory processes for Nexavar. We and Bayer may not obtain necessary additional approvals from the FDA or other regulatory authorities. If we fail to obtain required governmental approvals, we will experience delays in or be precluded from marketing Nexavar in particular indications or countries. The FDA or other regulatory authorities may approve only limited label information for the product. The label information describes the indications and methods of use for which the product is authorized, and if overly restrictive, may limit our and Bayer’s ability to successfully market any approved product. If we have disagreements as to ownership of clinical trial results or regulatory approvals, and the FDA refuses to recognize us as holding, or having access to, the regulatory approvals necessary to commercialize our product candidates, we may experience delays in or be precluded from marketing products.

The regulatory review and approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. Additional or more rigorous governmental regulations may be promulgated that could delay regulatory approval of Nexavar. Delays in obtaining regulatory approvals would adversely affect the successful commercialization of Nexavar.

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

We have a history of losses, and we may continue to incur losses.

Our net loss for the years ended December 31, 2007, 2006 and 2005 was $34.2 million, $92.7 million and $95.2 million, respectively. As of December 31, 2007, we had an accumulated deficit of approximately $472.7 million. We have incurred these losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We may continue to incur operating losses as we and Bayer expand our development and commercial activities.

We have made significant expenditures towards the development and commercialization of Nexavar and may never realize sufficient product sales to offset these expenditures. Our ability to achieve profitability depends upon success by us and Bayer in marketing the approved product, completing development of Nexavar and obtaining the required regulatory approvals.

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

•	revenue from our product sales;

•	global product development and commercialization activities;

•	the cost involved in enforcing patent claims against third parties and defending claims by third parties;

•	the costs associated with acquisitions or licenses of additional products;

•	competing technological and market developments; and

•	repayment of our of milestone-based advances.

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

We believe that our existing capital resources and interest thereon will be sufficient to fund our current development plans beyond 2009. However, if we change our development plans, acquire rights to or license additional products or if Nexavar is not accepted in the marketplace, we may need additional funds sooner than we expect. In addition, we anticipate that our share of expenses under our collaboration with Bayer may increase over the next several years as we continue our share of funding for the Nexavar clinical development program and expansion of commercial activities for Nexavar throughout the world. While these costs are unknown at the current time, we may need to raise additional capital to continue the co-funding of the Nexavar program through and beyond 2009.

While Nexavar has received marketing approvals in several countries outside of the United States, it has not been approved in all of these foreign countries and may receive limited marketing approval or may be denied marketing approval in additional countries.

In December 2005, the FDA granted full approval for the treatment of patients with advanced kidney cancer. In July 2006, the European Commission granted marketing authorization for Nexavar for the treatment of patients with advanced kidney cancer who have failed prior interferon-alpha or interleukin-2 based therapy or are considered unsuitable for such therapy. To date, Nexavar has received approvals in over 60 territories worldwide including the United States and all of the major European countries for the treatment of advanced kidney cancer. In the fourth quarter of 2007, Nexavar was approved by the FDA and European Union for the treatment of patients with liver cancer.

While Nexavar is currently approved in Europe for the treatment of liver cancer, reimbursement discussions for this indication are ongoing in several European countries. Nexavar is also approved for liver cancer in Canada and several Latin American countries with launches planned for the first quarter of 2008. In addition, Bayer has filed for the liver cancer indication in a number of regions, including Asia, notably, China, Korea, and Taiwan. Additional foreign regulatory authorities may not, however, be satisfied with the safety and efficacy data submitted in support of these foreign applications for liver cancer, which could result in non-approval, a requirement of additional clinical trials, further analysis of existing data or a restricted use of Nexavar. Lack of marketing approval in a particular country would prevent us from selling Nexavar in that country, which could harm our business. In addition, we and Bayer will be required to negotiate the price of Nexavar with European governmental authorities in order for Nexavar to be eligible for government reimbursement. In many European countries, patients will not use prescription drugs that are not reimbursable by their governments. European price negotiations could delay commercialization in a particular country by twelve months or more.

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

We or Bayer may not be able to protect our intellectual property, which gives us the power to exclude third parties from using Nexavar, or we may not be able to operate our business without infringing upon the intellectual property rights of others.

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

In the case of Nexavar, the global patent applications related to this product candidate are held by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. Bayer has a United States Patent that covers pharmaceutical compositions of Nexavar which will expire in 2022. Bayer also has a European Patent that covers Nexavar, which will expire in 2020. Bayer has other patent applications that are pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extension, the entitlement to and the term of which cannot presently be calculated. As of December 31, 2007, we owned or had licensed rights to 58 United States patents and 32 United States patent applications and, generally, the foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert Company, now Pfizer, or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.

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

We may not have been the first to make the inventions covered by each of our issued or pending patent applications, or we may not have been the first to file patent applications for these inventions. Competitors may have independently developed technologies similar to ours. We may need to license the right to use third-party patents and intellectual property to develop and market our product candidates. We may not acquire required licenses on acceptable terms, if at all. If we do not obtain these required licenses, we may need to design around other parties’ patents, or we may not be able to proceed with the development, manufacture or, if approved, sale of our product candidates. We may face litigation to defend against claims of infringement, assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ proprietary rights. In addition, we may require interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions relating to our patent applications. These activities, especially patent litigation, are costly.

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

Physicians may prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Physicians may prescribe Nexavar for the treatment of cancers other than advanced kidney cancer or liver cancer, although neither we nor Bayer are permitted to promote Nexavar for the treatment of any indication other than advanced kidney cancer and liver cancer. The FDA and other regulatory agencies have not approved the use of Nexavar for any other indications. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict communications on the subject of off-label use. Companies may not promote drugs for off-label uses. Accordingly, prior to approval of Nexavar for use in any indications other than advanced kidney cancer or liver cancer, we may not promote Nexavar for these indications. The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

Thus, whether or not we are insured, a product liability claim or product recall may result in significant losses.

If we do not receive timely and accurate financial and market information from Bayer regarding the development and sale of Nexavar, we may be unable to accurately report our results of operations.

Due to our collaboration with Bayer, we are highly dependent on Bayer for timely and accurate information regarding the costs incurred in developing and selling Nexavar, and any revenues realized from its sale, in order to accurately report our results of operations. If we do not receive timely and accurate information or incorrectly estimate activity levels associated with the co-promotion and development of Nexavar at a given point in time, we could record significant additional expense in future periods and may be required to restate our results for prior periods. Such inaccuracies or restatements could cause a loss of investor confidence in our financial reporting or lead to claims against us, resulting in a decrease in the trading price of shares of our common stock.

Provisions in our collaboration agreement with Bayer may prevent or delay a change in control.

Our collaboration agreement with Bayer provides that if Onyx is acquired by another entity by reason of merger, consolidation or sale of all or substantially all of our assets, and Bayer does not consent to the transaction, then for 60 days following the transaction, Bayer may elect to terminate Onyx’s co-development and co-promotion rights under the collaboration agreement. If Bayer were to exercise this right, Bayer would gain exclusive development and marketing rights to the product candidates developed under the collaboration agreement, including Nexavar. If this happens, Onyx, or the successor to Onyx, would receive a royalty based on any sales of Nexavar and other collaboration products, rather than a share of any profits which could substantially reduce the economic value derived from the sales of Nexavar to Onyx or its successor. These provisions of our collaboration agreement with Bayer may have the effect of delaying or preventing a change in control, or a sale of all or substantially all of our assets, or may reduce the number of companies interested in acquiring Onyx.

Accounting pronouncements may affect our future financial position and results of operations.

There may be new accounting pronouncements or regulatory rulings, which may have an effect on our future financial position and results of operations. In December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Statement of Financial Accounting Standards, or FAS, No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “FAS 123(R) — Share-Based Payment,” which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We adopted FAS 123(R) using the modified prospective basis on January 1, 2006. The adoption of FAS 123(R) had a material adverse impact on our results of operations and our net loss per share. For example, as a result of our adoption of FAS 123(R), for the year ended December 31, 2007 and December 31, 2006, our net loss increased by $14.1 million, or $0.28 per share, and $14.0 million, or $0.33 per share, respectively. We expect that our future results will continue to be adversely affected by FAS 123(R) and that the FASB could issue new accounting pronouncements that could affect our future financial position and results of operations.

Our stock price is volatile.

Our stock price is volatile and is likely to continue to be volatile. In the period beginning January 1, 2003 and ending December 31, 2007, our stock price ranged from a high of $59.50 and a low of $4.65. A variety of factors may have a significant affect on our stock price, including:

•	fluctuations in our results of operations;

•	interim or final results of, or speculation about, clinical trials of Nexavar, such as the announcement that we and Bayer had stopped the Phase 3 clinical trial of Nexavar in combination with carboplatin and paclitaxel in patients with NSCLC;

•	decision by regulatory agencies, or changes in regulatory requirements;

•	ability to accrue patients into clinical trials;

•	developments in our relationship with Bayer;

•	public concern as to the safety and efficacy of our product candidates;

•	changes in healthcare reimbursement policies;

•	announcements by us or our competitors of technological innovations or new commercial therapeutic products;

•	government regulation;

•	developments in patent or other proprietary rights or litigation brought against us;

•	sales by us of our common stock or debt securities, including sales under our committed equity financing facility arrangement with Azimuth;

•	foreign currency fluctuations, which would affect our share of collaboration profits or losses; and

•	general market conditions.

Existing stockholders have significant influence over us.

Our executive officers, directors and 5% stockholders own, in the aggregate, approximately 19% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

A portion of our short-term investment portfolio is invested in auction rate securities, and if an auction fails for amounts we have invested, our investment will not be liquid. If the issuer of an auction rate security that we hold is unable to successfully close future auctions and their credit rating deteriorates, we may be required to reclassify these securities to long term assets and adjust the carrying value of our investment through an impairment charge.

A portion of our short-term investment portfolio is invested in auction rate securities. The underlying assets of these securities are student loans substantially backed by the federal government. Due to adverse developments in the credit markets, in February 2008 $35 million of these securities have experienced failures in the auction process. When an auction fails for amounts we have invested, the investment becomes illiquid. In the event of an auction failure, we are not able to access these funds until a future auction on these investments is successful. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to reclassify these securities to long term assets and adjust the carrying value of the investment through an impairment charge.

We are at risk of securities class action litigation due to our expected stock price volatility.

In the past, stockholders have often brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us, because biotechnology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. Our stock price has experienced significant volatility. Following our announcement in October 2004 of Phase 2 clinical trial data in patients with advanced kidney cancer, our stock price declined significantly. In December 2006, following our announcement that a Phase 3 trial administering Nexavar or placebo tablets in combination with the chemotherapeutic agents carboplatin and paclitaxel in patients with advanced melanoma did not meet its primary endpoint, our stock price declined significantly. Similarly, following our announcement in February 2008 that one of our Phase 3 trials for non-small cell lung cancer had been stopped because and independent DMC analysis concluded that it did not meet its primary endpoint of improved overall survival, our stock price declined significantly. We may in the future be the target of securities class action litigation. Securities litigation could result in substantial costs, could divert management’s attention and resources, and could seriously harm our business, financial condition and results of operations.

Our operating results could be adversely affected by product sales occurring outside the United States and fluctuations in the value of the United States dollar against foreign currencies.

A significant percentage of Nexavar sales are generated outside of the United States. Nexavar sales and operating expenses denominated in foreign currencies could affect our operating results as foreign currency exchange rates fluctuate. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. Dollars for presentation in our financial statements, as well as our net sales, cost of goods sold, and operating margins. The primary foreign currency in which we have exchange rate fluctuation exposure is the European Union Euro. As we expand, we could be exposed to exchange rate fluctuation in other currencies. Exchange rates between these currencies and U.S. Dollars have fluctuated significantly in recent years and may do so in the future. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge any foreign currencies

Provisions in Delaware law, our charter and executive change of control agreements we have entered into may prevent or delay a change of control.

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

No matters were submitted to a vote of the Onyx’s stockholders during the quarter ended December 31, 2007.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market (NASDAQ) under the symbol “ONXX.” We commenced trading on NASDAQ on May 9, 1996. The following table presents the high and low closing sales prices per share of our common stock reported on NASDAQ.

	Common Stock
	2007		2006
	High	Low	High	Low

First Quarter	$29.03	$10.74	$29.10	$25.82
Second Quarter	33.93	25.25	25.29	14.67
Third Quarter	44.73	26.77	17.29	12.87
Fourth Quarter	59.50	41.55	19.60	10.44

On February 25, 2008, the last reported sales price of our common stock on NASDAQ was $30.00 per share.

Stock Performance Graph

The following performance graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ONYX Pharmaceuticals, Inc., The NASDAQ Composite Index
And The NASDAQ Pharmaceutical Index

Holders

There were 289 holders of record of our common stock as of February 25, 2008.

Dividends

Onyx has not paid cash dividends on its common stock and does not plan to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal year ended December 31, 2007.

Item 6.	Selected Financial Data

This section presents our selected historical financial data. You should read the financial statements carefully and the notes thereto included in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Statement of Operations data for the years ended December 31, 2007, 2006, and 2005 and the Balance Sheet data as of December 31, 2007 and 2006 has been derived from our audited financial statements included elsewhere in this report. The Statement of Operations data for the years ended December 31, 2004 and 2003 and the Balance Sheet data as of December 31, 2005, 2004 and 2003 has been derived from our audited financial statements that are not included in this report. Historical results are not necessarily indicative of future results. See the Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net loss per share.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statement of Operations Data:
Total Revenue	$-	$250	$1,000	$500	$-
Operating expenses:
Net expense due to (from) unconsolidated joint business	(32,536)	23,915	-	-	-
Research and development	25,413	30,980	63,120	35,846	32,059
Selling, general and administrative	60,546	50,019	39,671	14,316	7,939
Restructuring	-	-	-	258	5,530

Loss from operations	(53,423)	(104,664)	(101,791)	(49,920)	(45,528)
Interest and other income and expense, net	19,256	11,983	6,617	3,164	559

Net loss	$(34,167)	$(92,681)	$(95,174)	$(46,756)	$(44,969)

Basic and diluted net loss per share	$(0.67)	$(2.20)	$(2.64)	$(1.36)	$(1.73)

Shares used in computing basic and diluted net loss per share	51,177	42,170	36,039	34,342	25,953

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$469,650	$271,403	$284,680	$209,624	$105,400
Total assets	484,083	286,246	294,665	215,546	109,138
Working capital	469,215	256,699	241,678	197,873	92,826
Advance from collaboration partner	39,234	40,000	30,000	20,000	20,000
Accumulated deficit	(472,658)	(438,491)	(345,810)	(250,636)	(203,880)
Total stockholders’ equity	432,237	222,780	223,240	179,988	73,519

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. With our collaborators, we are developing small molecule drugs with the goal of changing the way cancer is treatedtm. We are applying our expertise to develop and commercialize oral anticancer therapies designed to prevent cancer cell proliferation and angiogenesis by inhibiting proteins that signal or support tumor growth. By exploiting the genetic differences between cancer cells and normal cells, we aim to develop and market novel anticancer agents that minimize damage to healthy tissue. Our first commercially available product, Nexavar® (sorafenib) tablets, being developed with our collaborator, Bayer HealthCare Pharmaceuticals Inc., or Bayer, is approved by the United States Food and Drug Administration, or FDA, for advanced kidney cancer and liver cancer. Nexavar is a novel, orally available kinase and angiogenesis inhibitor and is one of a new class of anticancer treatments that target signaling pathways important to the proliferation of cancer cells. In December 2005 Nexavar became the first newly approved drug for patients with advanced kidney cancer in over a decade. Subsequently, in the fourth quarter of 2007, Nexavar was approved as the first and is currently the only systemic therapy for the treatment of patients with liver cancer. Nexavar is now approved in more than 60 countries for the treatment of advanced kidney cancer and in more than 30 countries for the treatment of liver cancer.

With our collaborator, Bayer, we are commercializing Nexavar® (sorafenib) Tablets, for the treatment of patients with advanced kidney cancer and liver cancer. Nexavar has been approved and is marketed for these indications in the United States and in the European Union, as well as other territories worldwide. In the United States, Bayer and Onyx co-promote Nexavar. Outside of the United States, Bayer manages all commercialization activities. In 2006, worldwide net sales of Nexavar as recorded by Bayer were $165 million. For the year ended December 31, 2007, worldwide net sales of Nexavar as recorded by Bayer were $371.7 million.

In collaboration with Bayer, we initially focused on demonstrating Nexavar’s ability to benefit patients suffering from a cancer for which there were no or few established therapies. With the approval of Nexavar for the treatment of advanced kidney cancer and liver cancer, the two companies have established the Nexavar brand and created a global commercial oncology presence. In order to benefit as many patients as possible, we and Bayer are investigating the administration of Nexavar with previously approved anticancer therapeutics in more common cancers, with the objective of enhancing the anti-tumor activity of existing therapies through combination with

Nexavar. The first pivotal trial in one of the more frequently occurring cancers is the Phase 3 trial administering Nexavar in combination with standard chemotherapy for patients with non-small cell lung cancer. Although this trial was stopped because an independent DMC analysis concluded that it did not meet its primary end point of improved overall survival, we continue to have other trials in non small cell lung cancer, or NSCLC. We and Bayer are also planning a broad clinical program in breast cancer, as well as other tumor types.

We and Bayer are developing and marketing Nexavar under our collaboration and co-promotion agreements. We fund 50% of the development costs for Nexavar worldwide, excluding Japan. With Bayer, we co-promote Nexavar in the United States and share equally in any profits or losses. Outside of the United States, excluding Japan, Bayer has exclusive marketing rights and we share profits equally. In Japan, Bayer funds all product development, and we will receive a royalty on any sales. Our agreement with Bayer also provides that we receive creditable milestone-based payments totaling $40 million, all of which have been received. These payments are repayable by us to Bayer from a portion of our share of any quarterly collaboration profits and royalties after deducting certain contractually agreed upon expenditures. As of December 31, 2007, $766,000 of this amount was paid back to Bayer based on the profitability of the three months ended September 30, 2007.

We have had significant losses since inception. Our ability to achieve continued and sustainable profitability is uncertain and is dependant on a number of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the ability of Bayer’s distribution network to process and ship product on a timely basis, investments in sales and marketing efforts to support the sales of Nexavar, Bayer and our investments in the research and development of Nexavar, fluctuations in foreign exchange rates, and expenditures we may incur to acquire additional products. Our operating results will likely fluctuate from fiscal quarter to fiscal quarter and from year to year, and are difficult to predict. Since inception, we have relied on public and private financings, combined with milestone payments from our collaborators to fund our operations and may continue to do so in future periods. As of December 31, 2007, our accumulated deficit was approximately $472.7 million.

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

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts in our financial statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We consider certain accounting policies related to net expense due to (from) unconsolidated joint business, stock-based compensation and research and development expenses to be critical policies. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Significant estimates used in 2007 included assumptions used in the determination of stock-based compensation related to stock options granted. Actual results could differ materially from these estimates.

We believe the following policies to be the most critical to understanding our financial condition and results of operations, because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Net Expense due to (from) Unconsolidated Joint Business: Net expense due to (from) unconsolidated joint business relates to our collaboration with Bayer for the development and marketing of Nexavar. It consists of our share of the pretax collaboration profit (loss) generated from our collaboration agreement with Bayer net of the reimbursement of our research and development and marketing expenses related to Nexavar. Under the collaboration, Bayer recognizes all revenue from the sale of Nexavar worldwide. The net expense due to (from) unconsolidated joint business is, in effect, the net amount due to or received from Bayer to balance the companies’ economics under the Nexavar collaboration. Under the terms of the collaboration, the companies share all research and development, marketing and non-United States sales expenses, excluding Japan. Some of the revenue and expenses recorded to derive the net expense due to (from) unconsolidated joint business during the period presented are estimates of both parties and are subject to further adjustment based on each party’s final review should actual results differ materially from these estimates. If we underestimate activity levels associated with the collaboration of Nexavar at a given point in time, we could be required to record significant additional expenses in future periods.

Stock Based-Compensation: Effective January 1, 2006, we adopted the Statement of Financial Accounting Standards, or FAS, No. 123(R), “Share-Based Payment,” (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payments made to employees and directors including employee stock option awards and employee stock purchases made under our Employee Stock Purchase Plan, or ESPP, based on estimated fair value. We previously applied the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations and provided the required pro forma disclosures under FAS 123, “Accounting for Stock-Based Compensation,” or FAS 123.

We adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the year ended December 31, 2006, we recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, the Company has continued to recognize compensation expense using the accelerated amortization method under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” For stock-based awards granted after January 1, 2006, we recognized compensation expense based on the estimated grant date fair value method required under FAS 123(R). The compensation expense for these awards was recognized using a straight-line amortization method. The net loss for the years ended December 31, 2007 and 2006 includes stock-based compensation expense of $14.1 million, or $0.28 per share, and $14.0 million, or $0.33 per share, respectively, for the adoption of FAS 123(R). As of December 31, 2007, the total unrecorded stock-based compensation balance for unvested shares, net of expected forfeitures, was $26.9 million, which is expected to be amortized over a weighted-average period of 2.3 years.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects, if any, of stock-based compensation expense pursuant to FAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the APIC pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123(R).

While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes option-pricing model to estimate the fair value of stock options. Option valuation models require the input of highly subjective assumptions, including, but not limited to, stock price volatility and stock option exercise behavior. We expect to continue to use the Black-Scholes model for valuing our stock-based compensation expense. However, our estimate of future stock-based compensation expense will be affected by a number of items including our stock price, the number of stock options our board of directors may grant in future periods, as well as a number of complex and subjective valuation adjustments and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price, expected life and stock option exercise behaviors. Actual results could differ materially from these estimates.

Research and Development Expense: In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or FAS, No. 2, “Accounting for Research and Development Costs,” research and development costs are charged to expense when incurred. The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead and occupancy costs. Not all research and development costs are incurred by us. A significant portion of our research and development expenses, approximately 82% in 2007, 79% in 2006 and 83% in 2005, relates to our cost sharing arrangement with Bayer and represents our share of the research and development costs incurred by Bayer. Such amounts were recorded based on invoices and other information we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. Actual results could differ materially from these estimates. Prior to 2006, research and development costs included in our research and development line item represented our share of development expenses under the collaboration with Bayer. Beginning in 2006, consistent with the terms of our collaboration agreement, our share of Bayer’s Nexavar product development expenses are included in net expense due to (from) unconsolidated joint business. Thus, in 2007 and 2006, only our direct research and development expenses are included in the research and development line item in our Statement of Operations.

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

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites cooperative groups and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract. We monitor service provider activities to the extent possible; however, if we underestimate activity levels associated with various studies at a given point in time, we could be required to record significant additional research and development expenses in future periods.

Results of Operations

Years Ended December 31, 2007, 2006 and 2005

Revenue.  Nexavar, our only marketed product, was approved in the United States in December 2005. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the years ended December 31, 2007 and 2006, we reported no revenue related to Nexavar. Nexavar net sales, as recorded by Bayer, for the year ended December 31, 2007 were $371.7 million as compared to $165.0 million for the year ended December 31, 2006, primarily from sales in the United States and the European Union.

License Revenue.  License revenue was zero in 2007, $250,000 in 2006 and $1.0 million in 2005. License revenue in 2006 represents $100,000 recognized for selling the rights to certain viruses from our now discontinued therapeutic virus program to Shanghai Sunway Biotech Co. Ltd and $150,000 recognized for licensing rights to certain cytopathic viruses for therapy and prophylaxis of neoplasia to DNAtriX. License revenue in 2005 represented a payment from Shanghai Sunway Biotech Co. Ltd. in exchange for the transfer to Shanghai Sunway of the intellectual property and know-how related to ONYX-015. We have no ongoing performance obligations under any of these agreements.

Net Expense due to (from) Unconsolidated Joint Business. Nexavar is currently marketed and sold in the United States, several countries in the European Union and other countries worldwide. We co-promote Nexavar in the United States with Bayer under a collaboration agreement. Under the terms of the collaboration agreement, we share equally in the profits or losses of Nexavar, if any, in the United States, subject only to our continued co-funding of the development costs of Nexavar outside of Japan and our continued co-promotion of Nexavar in the United States. The collaboration was created through a contractual arrangement, not through a joint venture or other legal entity.

Outside of the United States, excluding Japan, Bayer incurs all of the sales and marketing expenditures, and Onyx reimburses Bayer for half of those expenditures. In addition, for sales generated outside of the United States, excluding Japan, Onyx reimburses Bayer a fixed percentage of sales to reimburse them for their marketing infrastructure. Research and development expenditures on a worldwide basis, excluding Japan, are equally shared by both companies regardless of whether we or Bayer incurs the net expense. In Japan, Bayer is responsible for all development and marketing costs and we will receive a royalty on net sales of Nexavar.

In the United Sates, Bayer provides all product distribution and all marketing support services for Nexavar, including managed care, customer service, order entry and billing. We compensate Bayer for distribution expenses based on a fixed percent of gross sales of Nexavar in the United States. We reimburse Bayer for half of its expenses for marketing services provided by Bayer for the sale of Nexavar in the United States. We and Bayer share equally in any other out-of-pocket marketing expenses (other than expenses for sales force and medical science liaisons) that we and Bayer incur in connection with the marketing and promotion of Nexavar in the United States. Bayer manufactures all Nexavar sold and is reimbursed at an agreed transfer price per unit for the cost of goods sold in the United States.

In the United States, we contribute half of the overall number of sales force personnel required to market and promote Nexavar and half of the medical science liaisons to support Nexavar. Onyx and Bayer each bears its own sales force and medical science liaison expenses. These expenses are not included in the calculation of the profits or losses of the collaboration.

Net expense due to (from) unconsolidated joint business consists of our share of the pretax collaboration profit (loss) generated from our collaboration with Bayer net of the reimbursement of our marketing and research and development costs related to Nexavar. Under the collaboration, Bayer recognizes all revenue from the sale of Nexavar worldwide. Collaboration profit (loss) is derived by calculating net sales of Nexavar to third-party customers and deducting cost of goods sold, distribution costs, marketing costs (including without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses, and Bayer marketing services expenses), Phase 4 clinical trial costs, allocable overhead costs and research and development costs. The net expense due to (from) unconsolidated joint business is, in effect, the net amount due to or received from Bayer to balance the companies’ economics under the Nexavar collaboration. As noted above, United States sales force and medical science liaison expenditures incurred by both companies are borne by each company separately and are not included in the calculation. Some of the revenue and expenses recorded to derive the net expense due to (from) unconsolidated joint business during the period presented are estimates of both parties and are subject to further adjustment based on each party’s final review should actual results materially differ from these estimates. If we underestimate activity levels associated with the collaboration of Nexavar at a given point in time, the Company could be required to record significant additional expense in future periods.

Net expense due to (from) unconsolidated joint business decreases with increased Nexavar net revenue and as the differential between Bayer’s and our shared Nexavar expenses declines. Conversely, if Nexavar net revenue declines or if the differential between Bayer’s and our shared Nexavar expenses increases, net expense due to (from) unconsolidated joint business will increase. When the combined collaboration is consistently profitable, that is, when Nexavar net revenue is consistently greater than Bayer’s and our shared Nexavar expenses, we expect to report a net profit from unconsolidated joint business on our revenue line. We expect Bayer’s and our shared Nexavar research and development expenses to increase in future periods. We also expect Bayer’s and our shared cost of goods sold, distribution, selling and general administrative expense to increase as we and Bayer continue to expand Nexavar marketing and sales activities. Due to the uncertainty in Bayer’s revenue from the sale of Nexavar and the relative expenses of Bayer’s and our shared Nexavar expenses, it is not possible to predict our net expense due to (from) unconsolidated joint business for future periods.

For the year ended December 31, 2007, net expense due from unconsolidated joint business was $32.5 million. This amount is recorded as a contra-expense in our Statement of Operations as the collaboration is not yet and may not become consistently profitable. For the year ended December 31, 2006, net expense due to unconsolidated joint business was $23.9 million. The change is primarily due to an increase in Nexavar revenue recognized by Bayer, the reduction of combined research and development expenses, partially offset by an increase in the combined commercial expenses for Nexavar. Net expense due to (from) unconsolidated joint business for the years ended December 31, 2007 and 2006 is calculated as follows:

	Year Ended December 31,
	2007	2006
	(In thousands)

Product revenue, net	$371,736	$164,994
Combined cost of goods sold, distribution, selling,
general and administrative	223,682	123,004
Combined research and development	157,383	161,180

Combined collaboration loss	$9,329	$119,190

Onyx’s share of collaboration loss	$4,665	$59,595
Reimbursement of Onyx’s direct development and marketing expenses	37,201	35,680

Onyx’s net expense due to (from) unconsolidated joint business	$(32,536)	$23,915

Research and Development Expenses.  Research and development expenses were $25.4 million in 2007, a net decrease of $5.6 million, or 18%, from $31.0 million in 2006. Research and development expenses include stock-based compensation of $4.2 million and $2.6 million for 2007 and 2006, respectively. The decrease in research and development was due to offsetting factors. The 2007 costs include increased costs for the startup of the Phase 2 breast trials. Offsetting this increase for a net decrease in research and development expenses is reduced costs in melanoma spending as patients come off study from this program. We expect Bayer’s and our shared Nexavar research and development expenses to increase in future periods as the companies develop Nexavar for indications beyond advanced kidney and liver cancer. Onyx and Bayer are continuing to expand their investment in the development of Nexavar by conducting clinical trials to test Nexavar’s efficacy in more prevalent tumor types, such as lung cancer and breast cancer, in combination with already approved anti-cancer therapies.

Research and development expenses were $31.0 million, including stock-based compensation expense of $2.6 million in 2006, a net decrease of $32.1 million, or 51%, from $63.1 million in 2005. We did not record expenses for employee stock-based compensation prior to our adoption of FAS 123(R) on January 1, 2006. The decrease was primarily due to the change in presentation of our Statement of Operations to reflect the co-promotion agreement by including the net expense due to (from) unconsolidated joint business line item. Our share of Bayer’s Nexavar product development expenses is included in net expense due to (from) unconsolidated joint business for the years ended December 31, 2007 and 2006. In years prior to 2006, Bayer’s Nexavar product development expense was included in research and development expense. In the current presentation which began in 2006, only our direct research and development expenses are included in the research and development line item.

The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead and occupancy costs. The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential product candidates. In general, biopharmaceutical development involves a series of steps beginning with identification of a potential target and includes proof of concept in animals and Phase 1, 2 and 3 clinical studies in humans, each of which is typically more expensive than the previous step.

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

						Research and
						Development Expenses
						For the Year Ended
		Collabo-	Phase of Development —			December 31,
Product	Description	rator	Estimated Completion	2007		2006	2005
						(In millions)

Nexavar (sorafenib) Tablets(1)	Small molecule inhibitor of tumor cell proliferation and angiogenesis, targeting RAF, VEGFR-2, PDGFR- ß, KIT, FLT-3, and RET.	Bayer	Phase 1 — 2004 Phase 2 — Unknown Phase 3 — Unknown	$83.3	(2)	$84.2 (2)	$62.1
Therapeutic Virus Programs(3)	Programs discontinued during the second quarter of 2003.	—	—	-		-	1.0

Total Research and Development Expenses				$83.3		$84.2	$63.1

(1)	Aggregate research and development costs to-date through December 31, 2007 incurred by Onyx since fiscal year 2000 for the Nexavar project is $302.3 million.

(2)	Costs reflected in this table represent our share of Bayer’s product development costs included in net expense due to (from) unconsolidated joint business and our direct research and development costs.

(3)	Costs in 2005 were comprised of:

a.	stock-based compensation for consultants;
b.	consulting fees for consultants retained in connection with the orderly wind-down of the virus programs and preservation of related assets for potential future divestiture or commercialization; and
c.	outside services related to stability testing and storage of virus product related to the programs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $60.5 million in 2007, a net increase of $10.5 million, or 21%, from $50.0 million in 2006. Selling, general and administrative expenses include stock-based compensation of $11.4 million and $11.8 million for 2007 and 2006, respectively. The increase in selling, general and administrative expenses is primarily due to Onyx incurring more of the shared marketing expenses in the United States and a planned increase in personnel in our commercial and administrative functions needed to support Onyx’s growth and other salary related expenses, including bonuses.

Selling, general and administrative expenses were $50.0 million, including stock-based compensation expense of $11.8 million, in 2006, a net increase of $10.3 million, or 26%, from $39.7 million in 2005. We did not expense employee stock-based compensation prior to our adoption of FAS 123(R) on January 1, 2006. In addition to the stock-based compensation expense, the increase was primarily due to the establishment of our United States Nexavar sales force in the second half of 2005 and our marketing expenses relating to the Nexavar launch. Offsetting this increase is a change in accounting presentation of our Statement of Operations to reflect the co-promotion agreement by including net expense due to (from) unconsolidated joint business. Our share of Bayer’s Nexavar-related marketing expenses is included in the net expense due to (from) unconsolidated joint business line item. In years prior to 2006, our share of Nexavar-related marketing expenses was included in the Company’s selling, general and administrative line item. Under the current presentation only our direct selling, general and administrative expenses are included in the selling, general and administrative expenses line item. Our direct selling, general and administrative expenses increased in 2006 due to the adoption of FAS 123(R), as well as the payroll-related costs of our sales force and medical science liaisons who were hired in the second half of 2005.

Selling, general and administrative expenses consist primarily of salaries, employee benefits, selling and promotions, consulting, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs.

Interest Income.  We had interest income of $19.3 million in 2007, an increase of $7.3 million from 2006, primarily due to higher average cash balances in 2007 compared to 2006. Our average cash balances in 2007 benefited from our June 2007 sale of equity securities from which we received approximately $174.2 million in net cash proceeds, and our April 2007 sale of equity securities to Azimuth from which we received approximately $30.8 million.

We had net interest income of $12.0 million in 2006, an increase of $5.7 million from 2005, primarily due to higher interest rates in 2006 compared to 2005. In addition, our average cash balances in 2006 benefited from our October and November 2006 sale of equity securities from which we received approximately $74.4 million in net cash proceeds. Interest expense was immaterial for the periods presented.

Other Income.  In April 2005, we redeemed our investment in Syrrx, Inc. as a result of the acquisition of Syrrx by Takeda Pharmaceutical Company Limited. We received cash of $750,000 as a result of the redemption, which resulted in a gain of $375,000. This amount was recorded as “Other income.” No similar items were recorded in other fiscal years presented.

Income Taxes

Since our inception, we have incurred operating losses and as a result have not recorded a provision for income taxes for any of the periods presented. As of December 31, 2007, our net operating loss carryforwards for federal and state income tax purposes were approximately $418.7 million and $389.8 million, respectively. We also had federal and state research and development tax credit carryforwards of approximately $34.8 million and $4.2 million, respectively. Realization of these deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. If not utilized, the net operating loss and credit carryforwards will begin to expire in 2008. Additionally, utilization of net operating losses and credits may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of our net operating loss and credit carryforwards before they can be used. Please refer to Note 12 of the accompanying financial statements for further information regarding income taxes.

Related Party Transactions

We had a loan with a former employee of which approximately $228,000 was outstanding at December 31, 2006. This loan bore interest at 4.82% per annum. In 2007, $87,000 of principal and interest was forgiven and the remaining loan balance of $152,000 was repaid in October 2007 in accordance with the terms of the loan agreement.

Liquidity and Capital Resources

Since our inception, we have incurred losses, and we have relied primarily on public and private financing, combined with milestone payments we have received from our collaborators to fund our operations

At December 31, 2007, we had cash, cash equivalents, and short and long-term marketable securities of $469.7 million, compared to $271.4 million at December 31, 2006 and $284.7 million at December 31, 2005. The increase in cash, cash equivalents, and marketable securities in 2007 of $198.3 million is primarily due to our public offering completed in June 2007, which raised cash proceeds, net of underwriting discounts and commissions, of $174.2 million, our April 2007 sale of equity securities to Azimuth from which we received approximately $30.8 million in net cash proceeds and the exercise of stock options during the twelve-month period ended December 31, 2007 from which we received $21.9 million. This increase was partially offset by $26.4 million of cash used to fund our operations.

The decrease in cash, cash equivalents, and marketable securities in 2006 of $13.3 million is primarily due to net cash used in operating activities of $100.2 million. This use of cash was partially offset by net cash proceeds of $74.4 from our October and November sales of equity securities under our committed equity financing, $2.5 million from stock option exercises and the $10.0 million milestone-based advance received from Bayer in January 2006.

Our cash used in operations was $26.4 million in 2007, $100.2 million in 2006 and $72.6 million in 2005. In 2007, the cash used primarily related to the net loss of the 2007 year-end. In 2006, the cash used primarily related to the net loss and payments of the 2005 year-end and 2006 first, second and third quarter payables to Bayer, our collaboration partner. Expenditures for capital equipment amounted to $2.7 million in 2007, $619,000 in 2006 and $624,000 in 2005. Capital expenditures were primarily for equipment to accommodate our employee growth. We currently expect to make capital expenditures of up to $3.7 million in 2008 primarily for leasehold improvements, furniture and equipment and information technology software.

In September 2006, we secured a commitment for up to $150 million in a common stock purchase agreement with Azimuth Opportunity Ltd. or Azimuth. During the two-year term of the commitment, Onyx may sell at its discretion registered shares of its common stock to Azimuth at a discount to the market price ranging from 3.30% to 5.05%. Onyx will determine, at its sole discretion, the timing and amount of any sales of stock, subject to certain conditions. Under this commitment, Azimuth has purchased an aggregate of 5,573,010 shares of our common stock, or $106 million, to date, leaving $44 million remaining on the line. In April 2007, Azimuth purchased 1,246,912 shares of our common stock for a purchase price of $31.0 million resulting in approximately $30.8 million in net cash proceeds received by us. In October and November 2006, Azimuth purchased an aggregate of 4,326,098 shares of our common stock under the purchase agreement for an aggregate purchase price of $75.0 million. We received $74.4 million in net proceeds from the sale of these shares after deducting our offering expenses.

Due to the recent adverse developments in the credit markets, the Company may experience reduced liquidity with respect to some of its investments in auction rate securities, which are currently rated AAA and are classified as short-term investments. As of December 31, 2007, the Company held $50 million in auction rate securities $35 million of which have experienced failures in the auction process. These developments could result in the reclassification of such securities to long-term investments in future periods. We believe that, even after allowing for the reclassification of these securities to long term assets and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months.

We believe that our existing capital resources and interest thereon will be sufficient to fund our current and planned operations beyond 2009. However, if we change our development plans, including acquiring additional product candidates or complementary businesses, we may need additional funds sooner than we expect. In addition, we anticipate that our co-development costs for the Nexavar program may increase over the next several years as we continue to fund our share of the clinical development program and prepare for the potential product launches throughout the world. While these costs are unknown at the current time, we may need to raise additional capital to continue the co-funding of the program in future periods beyond 2009. We intend to seek any required additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

Contractual Obligations and Commitments

Our contractual obligations for the next five years and thereafter are as follows:

	Payments Due by Period
		Less than	1-3	3-5	After
Contractual Obligations(1)	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating leases, net of sublease income	$5,990	$1,020	$2,230	$2,424	$316

(1)	This table does not include any payments under research and development collaborations, as the amount and timing of such payments are not known. This table also does not include the obligation to repay the $39.2 million outstanding balance of creditable milestone-based payments, which we received from Bayer, as of December 31, 2007 because the repayment of this amount is contingent upon the collaboration or Onyx generating profits after deducting certain contractually agreed upon expenditures.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under United States generally accepted accounting principles and expands disclosure about fair value measurements. FAS 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurement. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FAS 157 will have on its financial statements and cannot estimate the effect of such adoption at this time.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“FAS 159”). Under FAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of FAS 159 will have on its financial statements and cannot estimate the effect of such adoption at this time.

In June 2007, the Emerging Issues Task Force, or EITF, issued Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities (“EITF 07-3”), which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be delivered. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus may not be applied to earlier periods and early adoption is not permitted. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position and results of operations.

In December 2007, the EITF issued Issue No. 07-1, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”), which focuses on how the parties to a collaborative arrangement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is effective for all fiscal years ending after December 15, 2008. Upon adoption of ETIF 07-1, the Company expects to adopt a new presentation that will change the classification and amounts of certain financial statement line items in the Statement of Operations, but will have no impact on previously reported amounts of net income (loss) or net income (loss) per share.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, auction rate notes and investment grade government and non-government debt securities. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of December 31, 2007, the fair value of our portfolio would decline by approximately $908,000.

The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at December 31:

	2007			2006
			Average			Average
		Fair Value	Interest		Fair Value	Interest
	Maturity	($ in millions)	Rate	Maturity	($ in millions)	Rate

Cash equivalents, fixed rate	0 — 2 months	$160.0	4.79%	0 — 2 months	$94.1	5.34%
Marketable securities, fixed rate	0 — 12 months	$308.0	4.75%	0 — 13 months	$177.0	4.91%

As of December 31, 2007, our investment portfolio included approximately $50 million of AAA rated investments in auction rate securities, which are classified as short-term investments. The underlying assets of these securities are student loans substantially backed by the federal government. Subsequent to December 31, 2007, $35 million in auction rate securities held by the Company in our investment portfolio failed, and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed. If the issuers are unable to successfully close future auctions or their credit ratings deteriorate, we may be required to reclassify these securities to long term assets and we will be required to reassess the carrying value of these investments. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. We believe we will be able to liquidate our investments in the future, and we currently believe these securities are not significantly impaired, primarily due to the government guarantee of the underlying securities. Based on our ability to access our cash and other short-term investments, expected operating cash flows and other sources of cash, we do not anticipate the lack of liquidity on these investments will affect our ability to operate our business for the next twelve months.

We did not hold any derivative instruments as of December 31, 2007, and we have not held derivative instruments in the past. However, our investment policy does allow us to use derivative financial instruments for the purposes of hedging foreign currency denominated obligations. Our cash flows are denominated in United States dollars.

Item 8.	Financial Statements and Supplementary Data

Our Financial Statements and notes thereto appear on pages 49 to 72 of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:  The Company’s chief executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007 to ensure the information required to be disclosed by the Company in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting:  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on these criteria. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting:  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Onyx Pharmaceuticals, Inc.

We have audited Onyx Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Onyx Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Onyx Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Onyx Pharmaceuticals, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of Onyx Pharmaceuticals, Inc. and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
February 27, 2008

Item 9B.	Other information

Not applicable.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item concerning our directors and executive officers is incorporated by reference from our 2008 Definitive Proxy Statement to be filed not later than 120 days following the close of the fiscal year ended December 31, 2007.

Item 11.	Executive Compensation

The information required under this item is hereby incorporated by reference from our 2008 Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is hereby incorporated by reference from our 2008 Definitive Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2007

	Number of		Number of securities
	securities to be		remaining available for
	issued upon exercise	Weighted-average	future issuance under
	of outstanding	exercise price of	equity compensation plans
	options, warrants	outstanding options,	(excluding securities
	and rights	warrants and rights	reflected in column a)
Plan Category(1)	Column a	Column b	Column c

Equity compensation plans approved by security holders	4,437,906	$25.39	3,071,058	(2)

(1)	We have no equity compensation plans not approved by security holders.

(2)	This amount includes 517,393 shares that remain available for purchase under our Employee Stock Purchase Plan. Under the 2005 Plan, shares available for issuance should be reduced by one and three tenths (1.3) shares for each share of common stock available for issuance pursuant to a stock purchase award, stock bonus award, stock unit award or other stock award granted. With this adjustment, the total amount available for future issuance would be reduced to 2,481,751 shares.

Item 13.	Certain Relationships and Related Transactions

The information required under this item is hereby incorporated by reference from our 2008 Definitive Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required under this item is hereby incorporated by reference from our 2008 Definitive Proxy Statement.

Consistent with Section 10A (i) (2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Ernst & Young LLP did not provide any non-audit services related to the year ended December 31, 2007.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Index to Financial Statements

The Financial Statements required by this item are submitted in a separate section beginning on page 44 of this Report.

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because the information required to be set forth therein is not applicable.

(3)	Exhibits

Exhibit
Number		Description of Document

3	.1(1)	Restated Certificate of Incorporation of the Company.
3	.2(20)	Amended and Restated Bylaws of the Company.
3	.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3	.4(13)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
4	.1(1)	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4	.2(1)	Specimen Stock Certificate.
10	.1(12)*	Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.
10	.1(i)(12)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 24, 1996.
10	.1(ii)(12)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated February 1, 1999.
10	.2(8)*	Amended and restated Research, Development and Marketing Collaboration Agreement dated May 2, 1995 between the Company and Warner-Lambert Company.
10	.2(i)(8)*	Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.
10	.2(ii)(8)*	Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.
10	.2(iii)(8)*	Second Amendment to the Amended and Restated Research, Development and Marketing Agreement between Warner-Lambert and the Company dated May 2, 1995.
10	.2(iv)(8)*	Second Amendment to Research, Development and Marketing Collaboration Agreement between Warner-Lambert and the Company dated July 31, 1997.
10	.2(v)(17)*	Amendment #3 to the Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10	.2(vi)(4)*	Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.

Exhibit
Number		Description of Document

10	.3(5)*	Technology Transfer Agreement dated April 24, 1992 between Chiron Corporation and the Company, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20, 1994 and in the Letter Agreement dated March 29, 1996.
10	.4(1)+	Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.
10	.5(1)+	1996 Equity Incentive Plan.
10	.6(1)+	1996 Non-Employee Directors’ Stock Option Plan.
10	.7(20)+	1996 Employee Stock Purchase Plan.
10	.8(1)+	Form of Indemnity Agreement to be signed by executive officers and directors of the Company.
10	.9(10)+	Form of Executive Change in Control Severance Benefits Agreement.
10	.10(2)*	Collaboration Agreement between the Company and Warner-Lambert Company dated October 13, 1999.
10	.10(i)(4)*	Amendment #1 to the Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10	.10(ii)(7)*	Second Amendment to the Collaboration Agreement between the Company and Warner-Lambert Company dated September 16, 2002.
10	.11(6)	Stock and Warrant Purchase Agreement between the Company and the investors dated May 6, 2002.
10	.12(9)	Sublease between the Company and Siebel Systems dated August 5, 2004.
10	.12(i)(18)	First Amendment to Sublease between the Company and Oracle USA Inc., dated November 3, 2006.
10	.13(20)+	2005 Equity Incentive Plan.
10	.13(i)(18)+	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.
10	.13(ii)(18)+	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan and the Non-Discretionary Grant Program for Directors.
10	.14(11)*	United States Co-Promotion Agreement by and between the Company and Bayer Pharmaceuticals Corporation, dated March 6, 2006.
10	.15(14)+	Letter Agreement between Laura A. Brege and the Company, dated May 19, 2006.
10	.16(15)+	Letter Agreement between Gregory W. Schafer and the Company, dated July 7, 2006.
10	.17(15)+	Form of Stock Bonus Award Grant Notice and Agreement between the Company and certain award recipients.
10	.18(16)	Common Stock Purchase Agreement between the Company and Azimuth Opportunity Ltd., dated September 29, 2006.
10	.19(19)+	Retirement Agreement between the Company and Edward F. Kenney, dated April 13, 2007.
10	.20(19)+	2007 Bonus Plan Summary
10	.21(21)+	Bonuses for Fiscal Year 2007 and Base Salaries for Fiscal Year 2008 for Named Executive Officers.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney. Reference is made to the signature page.
31.1		Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1		Certifications required by Rule 13a-14(b) or Rule 15d-14(b)and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been received for portions of this document.

+	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Onyx’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on March 1, 2000.

(3)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(5)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2001. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(6)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 filed on June 5, 2002 (No. 333-89850).

(7)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(8)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2002. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(9)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(10)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(11)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(12)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(13)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(14)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on June 12, 2006.

(15)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on July 12, 2006.

(16)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on September 29, 2006.

(17)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(18)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2006.

(19)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(20)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 25, 2007.

(21)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 8, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, County of Alameda, State of California, on the 28th day of February, 2008.

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

Signature	Title	Date

/s/ HOLLINGS C. RENTON Hollings C. Renton	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/s/ GREGORY W. SCHAFER Gregory W. Schafer	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

/s/ PAUL GODDARD Paul Goddard, Ph.D.	Director	February 28, 2008

Antonio Grillo-López, M.D.	Director

/s/ MAGNUS LUNDBERG Magnus Lundberg	Director	February 28, 2008

/s/ CORINNE LYLE Corinne Lyle	Director	February 28, 2008

/s/ WENDELL WIERENGA Wendell Wierenga, Ph.D.	Director	February 28, 2008

/s/ THOMAS G. WIGGANS Thomas G. Wiggans	Director	February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Onyx Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Onyx Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of Onyx Pharmaceuticals, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onyx Pharmaceuticals, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 2006 Onyx Pharmaceuticals, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), ‘‘Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Onyx Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
February 27, 2008

ONYX PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$161,653	$94,413
Short-term marketable securities	307,997	172,545
Receivable from collaboration partner	4,702	9,281
Prepaid expenses and other current assets	6,304	3,659

Total current assets	480,656	279,898
Long-term marketable securities	-	4,445
Property and equipment, net	3,146	1,478
Other assets	281	425

Total assets	$484,083	$286,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$271	$297
Payable to collaboration partner	-	8,391
Accrued liabilities	2,065	2,927
Accrued clinical trials and related expenses	3,323	8,263
Accrued compensation	5,782	3,321

Total current liabilities	11,441	23,199
Advance from collaboration partner	39,234	40,000
Deferred rent and lease incentives	1,171	267
Commitments and contingencies (Notes 7 and 13)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 55,324,887 and 45,913,370 shares issued and outstanding as of December 31, 2007 and 2006, respectively	56	46
Additional paid-in capital	904,506	661,402
Receivable from option exercises	(23)	-
Accumulated other comprehensive gain (loss)	356	(177)
Accumulated deficit	(472,658)	(438,491)

Total stockholders’ equity	432,237	222,780

Total liabilities and stockholders’ equity	$484,083	$286,246

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Total Revenue:	$-	$250	$1,000
Operating expenses:
Net expense due to (from) unconsolidated joint business	(32,536)	23,915
Research and development	25,413	30,980	63,120
Selling, general and administrative	60,546	50,019	39,671

Total operating expenses	53,423	104,914	102,791

Loss from operations	(53,423)	(104,664)	(101,791)
Interest income	19,256	11,983	6,242
Other income	-	-	375

Net loss	$(34,167)	$(92,681)	$(95,174)

Basic and diluted net loss per share	$(0.67)	$(2.20)	$(2.64)

Shares used in computing basic and diluted net loss per share	51,177	42,170	36,039

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

				Receivable	Accumulated
				From	Other
			Additional	Stock	Comprehensive		Total
	Common Stock		Paid-In	Option	Income	Accumulated	Stockholders’
	Shares	Amount	Capital	Exercises	(Loss)	Deficit	Equity
	(In thousands, except shares and per share amounts)

Balances at December 31, 2004	35,266,667	35	430,966	-	(377)	(250,636)	179,988
Exercise of stock options	152,093	-	1,177	(24)	-	-	1,153
Issuance of common stock in connection with follow-on public offering, net of issuance costs of $8,953	5,750,000	6	136,228	-	-	-	136,234
Stock-based compensation, related to non-employee stock option grants	-	-	906	-	-	-	906
Issuance of common stock pursuant to employee stock purchase plan	12,424	-	257	-	-	-	257
Exercise of warrants	29,550	-	266	-	-	-	266
Comprehensive loss:
Change in unrealized gain (loss) on investments	-	-	-	-	(390)	-	(390)
Net loss	-	-	-	-	-	(95,174)	(95,174)

Comprehensive loss							(95,564)

Balances at December 31, 2005	41,210,734	41	569,800	(24)	(767)	(345,810)	223,240
Exercise of stock options	347,287	-	2,520	24	-	-	2,544
Issuance of common stock in connection with Azimuth common stock purchase agreement	4,326,098	5	74,353	-	-	-	74,358
Stock-based compensation, related to stock option grants	-	-	13,957	-	-	-	13,957
Issuance of common stock pursuant to employee stock purchase plan	22,584	-	602	-	-	-	602
Vesting of restricted stock awards	6,667	-	170	-	-	-	170
Comprehensive loss:
Change in unrealized gain (loss) on investments	-	-	-	-	590	-	590
Net loss	-	-	-	-	-	(92,681)	(92,681)

Comprehensive loss							(92,091)

Balances at December 31, 2006	45,913,370	46	661,402	-	(177)	(438,491)	222,780
Exercise of stock options	1,477,661	1	21,909	(23)	-	-	21,887
Issuance of common stock in connection with Azimuth common stock purchase agreement	1,246,912	2	30,754	-	-	-	30,756
Issuance of common stock in connection with follow-on public offering	6,600,000	7	174,149	-	-	-	174,156
Stock-based compensation, related to stock option grants	-	-	14,073	-	-	-	14,073
Issuance of common stock pursuant to employee stock purchase plan	73,611	-	954	-	-	-	954
Vesting of restricted stock awards	13,333	-	1,265	-	-	-	1,265
Comprehensive loss:
Change in unrealized gain (loss) on investments	-	-	-	-	533	-	533
Net loss	-	-	-	-	-	(34,167)	(34,167)

Comprehensive loss							(33,634)

Balances at December 31, 2007	55,324,887	$56	$904,506	$(23)	$356	$(472,658)	$432,237

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	( In thousands)

Cash flows from operating activities:
Net loss	$(34,167)	$(92,681)	$(95,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,030	758	630
Gain on investment	-	-	(375)
Gain on sale of property and equipment	-	-	(7)
Forgiveness of note receivable	(87)	-	-
Stock-based compensation	15,624	14,406	906
Changes in operating assets and liabilities:
Receivable from collaboration partner	4,579	(4,931)	(3,321)
Prepaid expenses and other current assets	(2,710)	352	(1,157)
Other assets	144	(190)	34
Accounts payable	(26)	(284)	(457)
Accrued liabilities	(862)	1,851	(552)
Accrued clinical trials and related expenses	(4,940)	2,696	5,567
Payable to collaboration partner	(8,391)	(22,432)	19,303
Accrued compensation	2,461	210	2,201
Deferred lease incentives	904	-	-
Accrued restructuring	-	-	(195)

Net cash used in operating activities	(26,441)	(100,245)	(72,597)

Cash flows from investing activities:
Purchases of marketable securities	(499,470)	(360,272)	(336,645)
Maturities of marketable securities	368,996	422,488	233,020
Proceeds from sale of Syrxx investment	-	-	750
Capital expenditures	(2,698)	(619)	(624)
Notes receivable from related parties	152	(228)	-
Proceeds from sale of property and equipment	-	-	7

Net cash provided by (used in) investing activities	(133,020)	61,369	(103,492)

Cash flows from financing activities:
Advance from (payment to) collaboration partner	(766)	10,000	10,000
Net proceeds from issuances of common stock	227,467	77,225	137,910

Net cash provided by financing activities	226,701	87,225	147,910

Net increase (decrease) in cash and cash equivalents	67,240	48,349	(28,179)
Cash and cash equivalents at beginning of period	94,413	46,064	74,243

Cash and cash equivalents at end of period	$161,653	$94,413	$46,064

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2007

Note 1.	Summary of Significant Accounting Policies

The Company

Onyx Pharmaceuticals, Inc. (“Onyx” or “the Company”) was incorporated in California in February 1992 and reincorporated in Delaware in May 1996. Onyx is a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. With the Company’s collaborators, the Company is developing small molecule drugs with the goal of changing the way cancer is treated tm. The Company is applying its expertise to develop and commercialize oral anticancer therapies designed to prevent cancer cell proliferation and angiogenesis by inhibiting proteins that signal or support tumor growth. By exploiting the genetic differences between cancer cells and normal cells, the Company aims to develop and market novel anticancer agents that minimize damage to healthy tissue.

The Company’s first commercially available product, Nexavar® (sorafenib) tablets, being developed with the Company’s collaborator Bayer HealthCare Pharmaceuticals, or Bayer, is approved by the United States Food and Drug Administration, or FDA, for advanced kidney cancer and liver cancer. Nexavar is a novel, orally available kinase and angiogenesis inhibitor and is one of a new class of anticancer treatments that target signaling pathways important to the proliferation of cancer cells. In December 2005 Nexavar became the first newly approved drug for patients with advanced kidney cancer in over a decade. Subsequently, in the fourth quarter of 2007, Nexavar was approved as the first and is currently the only systemic therapy for the treatment of patients with liver cancer. Nexavar is now approved in more than 60 countries for the treatment of advanced kidney cancer and in more than 30 countries for the treatment of liver cancer.

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

Creditable milestone-based payments that Onyx receives from the Company’s collaboration with Bayer are not recorded as revenue. These amounts are interest-free and will be repayable to Bayer from a portion of any of the Company’s future quarterly profits and royalties after deducting certain agreed upon expenditures and are shown in the caption “Advance from collaboration partner” on the Company’s balance sheet.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Expense due to (from) Unconsolidated Joint Business:

Net expense due to (from) unconsolidated joint business relates to the Company’s collaboration with Bayer for the development and marketing of Nexavar. It consists of the Company’s share of the pretax collaboration profit (loss) generated from our collaboration agreement with Bayer net of the reimbursement of the Company’s research and development and marketing expenses related to Nexavar. Under the collaboration, Bayer recognizes all revenue from the sale of Nexavar worldwide. The net expense due to (from) unconsolidated joint business is, in effect, the net amount due to or received from Bayer to balance the companies’ economics under the Nexavar collaboration. Under the terms of the collaboration, the companies share all research and development, marketing and non-United States sales expenses, excluding Japan. Some of the revenue and expenses recorded to derive the net expense due to (from) unconsolidated joint business during the period presented are estimates of both parties and are subject to further adjustment based on each party’s final review should actual results differ materially from these estimates. If the Company underestimates activity levels associated with the collaboration of Nexavar at a given point in time, the Company could be required to record significant additional expenses in future periods.

Research and Development

Research and development costs are charged to expense when incurred. The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead and occupancy costs. Not all research and development costs are incurred by the Company. A significant portion of the Company’s research and development expenses, approximately 82% in 2007, 79% in 2006 and 83% in 2005, relates to the Company’s cost sharing arrangement with Bayer and represents the Company’s share of the research and development costs incurred by Bayer. Such amounts were recorded based on invoices and other information the Company receives from Bayer. When such invoices have not been received, the Company must estimate the amounts owed to Bayer based on discussions with Bayer. Prior to 2006, research and development costs included in the Company’s research and development line item represented our share of research and development expenses under the collaboration with Bayer. Beginning in 2006, consistent with the terms of the Company’s collaboration agreement with Bayer, the Company’s share of Bayer’s Nexavar product development expenses are included in net expense due to (from) unconsolidated joint business. Thus, in 2007 and 2006, only the Company’s direct research and development expenses are included in the research and development line item in the accompanying Statement of Operations.

In instances where the Company enters into agreements with third parties for clinical trials and other consulting activities, costs are expensed upon the earlier of when non-refundable amounts are due or as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

The Company’s cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites cooperative groups and clinical research organizations. In the normal course of business the Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on the Company’s estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract. The Company monitors service provider activities to the extent possible; however, if the Company underestimates activity levels associated with various studies at a given point in time, the Company could be required to record significant research and development expenses in future periods.

Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents. All other liquid investments are classified as marketable securities. These instruments consist primarily of corporate debt securities, corporate commercial paper, debt securities of United States government agencies, auction rate notes and money market funds. Concentration of risk is limited by diversifying investments among a variety of industries and issuers.

Management determines the appropriate classification of securities at the time of purchase. At December 31, 2007 and 2006, all securities were designated as available-for-sale. Available-for-sale securities are carried at fair value based on quoted market prices, with any unrealized gains and losses reported in accumulated other comprehensive income (loss). The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold or the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific identification method. The estimated fair values have been determined by the Company using available market information. Realized gains and losses and declines in value judged to be other than temporary are included in the Statements of Operations. There were no realized gains or losses in each of the years ended December 31, 2007, 2006 and 2005. Interest and dividends on securities classified as available-for-sale are included in interest income.

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally two to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally five to six years.

Impairment of Long-Lived Assets

Impairment of long-lived assets is measured or assessed when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. There were no write-downs in 2007, 2006 and 2005.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards, or FAS, No. 123(R), “Share-Based Payment,” (“FAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payments made to employees and directors including employee stock option awards and employee stock purchases made under the Employee Stock Purchase Plan, or ESPP, based on estimated fair value. The Company previously applied the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations and provided the required pro forma disclosures under FAS 123, “Accounting for Stock-Based Compensation,” or FAS 123.

The Company adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the year ended December 31, 2006, the Company recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method required under FAS 123(R). The compensation expense for these awards was recognized using a straight-line amortization method. The net loss for the years ended December 31, 2007 and 2006 includes stock-based compensation expense of $14.1 million, or $0.28 per share, and $14.0 million, or $0.33 per share, respectively, for the adoption of FAS 123(R). As of December 31, 2007, the total unrecorded stock-based compensation balance for unvested shares, net of expected forfeitures, was $26.9 million, which is expected to be amortized over a weighted-average period of 2.3 years.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects, if any, of stock-based compensation expense pursuant to FAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the APIC pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123(R).

All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with FAS 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The option arrangements are subject to periodic remeasurement over their vesting terms. The Company recorded compensation expense related to option grants to non-employees of $1.5 million, $365,000 and $906,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The pro forma information regarding net loss and loss per share prepared in accordance with FAS 123, as amended, has been determined as if the Company had accounted for its employee stock options and employee stock purchase plan under the fair value method prescribed by FAS 123 for the year ended December 31, 2005. The fair value of options was estimated at the date of grant using the Black-Scholes option-valuation model with the following weighted-average assumptions:

Year Ended
December 31,
2005

Risk-free interest rate	3.80%
Expected life	3.8 years
Expected volatility	0.74
Expected dividends	None
Weighted average fair value of options at date of grant	$13.55

For purposes of pro forma disclosures pursuant to FAS 123, the estimated fair value of employee stock options is amortized to expense over the options’ vesting period. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation:

Year Ended December 31,
2005
(In thousands, except
per share amounts)

Net loss — as reported	$(95,174)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects	(13,333)

Pro forma net loss	$(108,507)

Loss per share:
Basic and diluted net loss per share — as reported	$(2.64)

Basic and diluted net loss per share — pro forma	$(3.01)

No options were granted at other than fair value for the year ended December 31, 2005.

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

	December 31,
	2007	2006	2005
	(In thousands)

Stock options	4,438	5,335	3,806
Stock warrants	9	9	9
Restricted stock awards	180	33	—

	4,627	5,377	3,815

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

As of December 31, 2007, the Company’s investment portfolio included approximately $50 million of AAA rated investments in auction rate securities, which are classified as short-term investments. The underlying assets of these securities are student loans substantially backed by the federal government. Subsequent to December 31, 2007, $35 million of these securities in the Company’s investment portfolio have experienced failures in the auction process, and there is no assurance that currently successful auctions on the other auction rate securities in the Company’s investment portfolio will continue to succeed. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may, in the future, be required to reclassify these securities to long term assets and the Company will be required to assess the carrying value of these investments. As a result, the Company’s ability to liquidate its investment and fully recover the carrying value of its investment in the near term may be limited or not exist.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under United States generally accepted accounting principles and expands disclosure about fair value measurements. FAS 157 applies under other accounting standards that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurement. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FAS 157 will have on its financial statements and cannot estimate the effect of such adoption at this time.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“FAS 159”). Under FAS 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of FAS 159 will have on its financial statements and cannot estimate the effect of such adoption at this time.

In June 2007, the Emerging Issues Task Force, or EITF, ratified Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities (“EITF 07-3”), which concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or services are performed. Such capitalized amounts should be charged to expense if expectations change such that the goods will not be delivered or services will not be delivered. The provisions of EITF 07-3 are effective for new contracts entered into during fiscal years beginning after December 15, 2007. The consensus may not be applied to earlier periods and early adoption is not permitted. The Company does not expect that the adoption of EITF 07-3 will have a material impact on its financial position and results of operations.

In December 2007, the EITF ratified Issue No. 07-1, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”), which focuses on how the parties to a collaborative arrangement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is effective for all fiscal years ending after December 15, 2008. Upon adoption of ETIF 07-1, the Company expects to adopt a new presentation that will change the classification and amounts of certain financial statement line items in the Statement of Operations, but will have no impact on previously reported amounts of net income (loss) or net income (loss) per share.

Note 2.	Collaboration Agreements

Bayer Pharmaceuticals Corporation

Effective February 1994, the Company established a collaboration agreement with Bayer to discover, develop and market compounds that inhibit the function, or modulate the activity, of the RAS signaling pathway to treat cancer and other diseases. Together with Bayer, the Company concluded collaborative research under this agreement in 1999, and based on this research, a product development candidate, Nexavar, was identified. Bayer paid all the costs of research and preclinical development of Nexavar until the Investigational New Drug application, or IND, was filed in May 2000. Under the Company’s agreement with Bayer, the Company is currently funding 50% of mutually agreed development costs worldwide, excluding Japan. Bayer is funding 100% of development costs in Japan and will pay the Company a royalty on any sales in Japan. At any time during product development, either company may terminate its participation in development costs, in which case the terminating party would retain rights to the product on a royalty-bearing basis. If the Company does not continue to bear 50% of product development costs, Bayer would retain exclusive, worldwide rights to this product candidate and would pay royalties to the Company based on net sales.

In March 2006, the Company and Bayer entered into a Co-Promotion Agreement to co-promote Nexavar in the United States. This agreement generally supersedes those provisions of the original 1994 Collaboration Agreement that relate to the co-promotion of Nexavar in the United States between Bayer and the Company. Outside of the United States, the terms of the Collaboration Agreement continue to govern. Under the terms of the Co-Promotion Agreement and consistent with the Collaboration Agreement, the Company will share equally in the profits or losses of Nexavar, if any, in the United States. If for any reason the Company does not continue to co-promote in the United States, but continue to co-fund development worldwide (excluding Japan), Bayer would first receive a portion of the product revenues to repay Bayer for its commercialization infrastructure, before determining the Company’s share of profits and losses in the United States.

The Company’s agreement with Bayer calls for creditable milestone-based payments. The Company received $5.0 million in 2002 upon initiation of Phase 2 clinical studies and $15.0 million in 2003 based upon the initiation of a Phase 3 study. Based on the July 2005 New Drug Application, or NDA, filing, the Company received the third milestone payment of $10.0 million in 2005. In January 2006, the Company received the final $10.0 million milestone payment as a result of the United States approval of Nexavar in December 2005. These payments are shown in the caption “Advance from collaboration partner” on the Company’s balance sheet. These advances are repayable to Bayer from a portion of the Company’s share of any quarterly collaboration profits and royalties after deducting certain contractually agreed upon expenditures. As of December 31, 2007, $39.2 million of the advance repayable to Bayer is outstanding.

Warner-Lambert Company

In May 1995, the Company entered into a research and development collaboration agreement with Warner-Lambert, now a subsidiary of Pfizer, Inc., to discover and commercialize small molecule drugs that restore control of, or otherwise intervene in, the misregulated cell cycle in tumor cells. Under this agreement, the Company developed screening tests, or assays, for jointly selected targets and transferred these assays to Warner-Lambert for screening of their compound library to identify active compounds. The discovery research term under the agreement ended in August 2001. Warner-Lambert is responsible for subsequent medicinal chemistry and preclinical investigations on the active compounds. In addition, Warner-Lambert is obligated to conduct and fund all clinical development, make regulatory filings and manufacture for sale any approved collaboration compounds. The Company will receive milestone payments on clinical development and registration of any resulting products and is entitled to receive royalties on worldwide sales of the products. Warner-Lambert has identified a small molecule lead compound, PD 332991, an inhibitor of cyclin-dependent kinase 4, and began clinical testing with this drug candidate in 2004. As a result of this, to date the Company received a $500,000 milestone payment from Warner-Lambert.

Note 3.	Net Expense due to (from) Unconsolidated Joint Business

Nexavar is currently marketed and sold primarily in the United States and the European Union for the treatment of advanced kidney cancer and liver cancer. Nexavar also has regulatory applications pending in other territories internationally. Onyx co-promotes Nexavar in the United States with Bayer Healthcare Pharmaceuticals Corporation Inc., (Bayer) under collaboration and co-promotion agreements. In March 2006, Onyx and Bayer entered into a Co-Promotion Agreement to co-promote Nexavar in the United States. This agreement amends the original 1994 Collaboration Agreement and supersedes the provisions of that agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the Collaboration Agreement continue to govern. Under the terms of the Co-Promotion Agreement and consistent with the Collaboration Agreement, Onyx and Bayer will share equally in the profits or losses of Nexavar, if any, in the United States, subject only to the Company’s continued co-funding of the development costs of Nexavar worldwide, outside of Japan, and the Company’s continued co-promotion of Nexavar in the United States. The collaboration was created through a contractual arrangement, not through a joint venture or other legal entity.

Outside of the United States, excluding Japan, Bayer incurs all of the sales and marketing expenditures, and Onyx reimburses Bayer for half of those expenditures. In addition, upon approval of Nexavar in countries other than the United States, excluding Japan, Onyx will reimburse Bayer a fixed percentage of net sales for their marketing infrastructure. Research and development expenditures on a worldwide basis, excluding Japan, are equally shared by both companies regardless of whether Onyx or Bayer incurs the expense. In Japan, Bayer is responsible for all development and marketing costs, and Onyx will receive a royalty on any net sales of Nexavar.

In the United States, Bayer provides all product distribution and all marketing support services for Nexavar, including managed care, customer service, order entry and billing. Bayer is compensated for distribution expenses based on a fixed percent of gross sales of Nexavar in the United States. Bayer is reimbursed for half of its expenses for marketing services provided by Bayer for the sale of Nexavar in the United States. The parties share equally in any other out-of-pocket marketing expenses (other than expenses for sales force and medical science liaisons) that Onyx and Bayer incur in connection with the marketing and promotion of Nexavar in the United States. Bayer manufactures all Nexavar sold in the United States and is reimbursed at an agreed transfer price per unit for the cost of goods sold.

In the United States, Onyx contributes half of the overall number of sales force personnel required to market and promote Nexavar and half of the medical science liaisons to support Nexavar. Onyx and Bayer each bears its own sales force and medical science liaison expenses. These expenses are not included in the calculation of the profits or losses of the collaboration.

Net expense due to (from) unconsolidated joint business consists of Onyx’s share of the pretax collaboration loss generated from its collaboration with Bayer net of the reimbursement of Onyx’s marketing and research and development costs related to Nexavar. Under the collaboration, Bayer recognizes all revenue from the sale of Nexavar worldwide. Collaboration loss is derived by calculating sales of Nexavar to third-party customers and deducting the cost of goods sold, distribution costs, marketing costs (including without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses, and Bayer marketing services expenses), Phase 4 clinical trial costs, allocable overhead costs and research and development costs. As noted above, United States sales force and medical science liaison expenditures incurred by both companies are borne by each company separately and are not included in the calculation. Some of the revenue and expenses recorded to derive the net expense due to (from) unconsolidated joint business during the period presented are estimates of both parties and are subject to further adjustment based on each party’s final review should actual results differ materially from these estimates.

Net expense due from unconsolidated joint business was $32.5 million for the year ended December 31, 2007 and net expense due to unconsolidated joint business was $23.9 million for the year ended December 31, 2006, calculated as follows:

	Year Ended December 31,
	2007	2006
	(in thousands)

Onyx’s share of collaboration loss	$4,665	$59,595
Reimbursement of Onyx’s direct development and marketing expenses	37,201	35,680

Onyx’s net expense due to (from) unconsolidated joint business	$(32,536)	$23,915

As of December 31, 2007 and 2006, Onyx had invested $302.3 million and $219.0 million, respectively, in the development of Nexavar, representing the Company’s share of the costs incurred to date under the collaboration.

Note 4.	Marketable Securities

Investments that are subject to concentration of credit risk are marketable securities. To mitigate this risk, the Company invests in marketable debt securities, primarily United States government securities, agency bonds and corporate bonds and notes, with investment grade ratings. The Company limits the amount of investment exposure as to institution, maturity, and investment type. The weighted average maturity of the Company’s marketable securities as of December 31, 2007 was four months. There were no realized gains (losses) on these sales for each of the years ended December 31, 2007, 2006 and 2005.

Available-for-sale marketable securities consisted of the following at December 31:

	2007
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Agency bond investments:
Maturing within 1 year	$143,896	$354	$(13)	$144,237
Total agency bond investments	143,896	354	(13)	144,237

Corporate debt investments:
Maturing within 1 year	163,745	16	(1)	163,760
Total corporate investments	163,745	16	(1)	163,760

Total available-for-sale marketable securities	$307,641	$370	$(14)	$307,997

	2006
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

U.S. government investments:
Maturing within 1 year	$15,195	$-	$(57)	$15,138
Maturing between 1 and 2 years	-	-	-	-

Total government investments	15,195	-	(57)	15,138
Agency bond investments:
Maturing within 1 year	41,663	1	(22)	41,642
Maturing between 1 and 2 years	9,996	-	(8)	9,988

Total agency bond investments	51,659	1	(30)	51,630
Corporate debt investments:
Maturing within 1 year	105,853	1	(77)	105,777
Maturing between 1 and 2 years	4,460	-	(15)	4,445

Total corporate investments	110,313	1	(92)	110,222

Total available-for-sale marketable securities	$177,167	$2	$(179)	$176,990

As of December 31, 2007, the Company’s investment portfolio included approximately $50 million of AAA rated investments in auction rate securities, which are classified as short-term investments. The underlying assets of these securities are student loans substantially backed by the federal government. Subsequent to December 31, 2007, $35 million of these securities in the Company’s investment portfolio have experienced failure in the auction process and, there is no assurance that currently successful auctions on the other auction rate securities in the Company’s investment portfolio will continue to succeed. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may in the future be required to reclassify these securities to long term assets and the Company will be required to assess the carrying value of these investments. As a result the Company’s ability to liquidate its investment and fully recover the carrying value of its investment in the near term may be limited or not exist.

The unrealized gains and losses in 2007 and 2006 on the Company’s investments in United States government investments, agency bond investments and corporate debt instruments were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. It is the Company’s intention and within its ability to hold these securities in an unrealized loss position for a period of time sufficient to allow for an anticipated recovery of fair value up to (or greater than) the cost of the securities and therefore the impairments noted are not other-than-temporary. In 2007 there were no marketable securities with maturity dates greater than twelve months from the balance sheet date. In

2006, the Company classified $4.4 million of marketable securities balances as long-term assets because these securities carried maturity dates greater than twelve months from the balance sheet date.

Note 5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2007	2006
	(In thousands)

Computers, machinery and equipment	$3,684	$2,279
Furniture and fixtures	620	446
Leasehold improvements	1,868	734
Construction in progress	-	15

	6,172	3,474
Less accumulated depreciation and amortization	(3,026)	(1,996)

	$3,146	$1,478

Depreciation expense was $1.0 million, $758,000 and $630,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 6.	Long-Term Obligations

In January 2006, the Company received the fourth and final development payment from Bayer for $10.0 million under its collaboration agreement in connection with the approval of Nexavar by the Federal Drug Administration (FDA). In July 2005, the Company received a $10.0 million development payment from Bayer as a result of the NDA filing for Nexavar. In December 2003, the Company received a $15.0 million development payment from Bayer for the initiation of Phase 3 clinical trials of Nexavar. In August 2002, the Company received a $5.0 million development payment from Bayer for the initiation of Phase 2 clinical trials of Nexavar. Pursuant to its collaboration agreement, these amounts are repayable to Bayer from a portion of the Company’s share of any quarterly collaboration profits and royalties after deducting certain contractually agreed upon expenditures. These development payments contain no provision for interest. As of December 31, 2007, the Company had repaid $766,000 to Bayer. The balances as of December 31, 2007 and 2006 of $39.2 million and $40 million, respectively, are included in the caption “Advance from collaboration partner” in the accompanying balance sheets.

Note 7.	Facility Leases

In 2004, the Company entered into an operating lease for 23,000 square feet of office space in Emeryville, California, which serves as the Company’s corporate headquarters.

In 2006, the Company amended its existing operating lease to occupy an additional 14,000 square feet of office space in addition to the 23,000 square feet already occupied in Emeryville, California. The lease expires on March 31, 2013. The lease provides for fixed increases in minimum annual rental payments, as well as rent free periods. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “deferred rent and lease incentives,” which is included in the accompanying balance sheets.

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

Minimum annual rental commitments, net of sublease income, under all operating leases at December 31, 2007 are as follows (in thousands):

Year ending December 31:
2008	1,020
2009	1,046
2010	1,184
2011	1,194
2012	1,230
Thereafter	316

$5,990

Rent expense, net of sublease income and restructuring, for the years ended December 31, 2007, 2006 and 2005 was approximately $1.1 million, $587,000 and $490,000, respectively. Sublease income was $88,000, $62,000 and $102,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 8.	Related Party Transactions

The Company had a loan with a former employee of which approximately $228,000 was outstanding at December 31, 2006. This loan bore interest at 4.82% per annum. In 2007, $87,000 of principal and interest was forgiven and the remaining loan balance of $152,000 was repaid in October 2007 in accordance with the terms of the loan agreement.

Note 9.	401(k) Plan

The Company has a 401(k) Plan that covers substantially all of its employees. Under the 401(k) Plan, eligible employees may contribute up to $15,500 of their eligible compensation, subject to certain Internal Revenue Service restrictions. Historically, the Company did not match employee contributions in the 401(k) Plan. Beginning in fiscal year 2007, Onyx provided a discretionary company match to employee contributions of $0.50 per dollar contributed, up to a maximum match of $3,000 in any calendar year. In 2007, the Company incurred a total expense of $373,000 related to 401(k) contribution matching. For fiscal year 2008 the maximum match was increased to $3,500 in any calendar year.

Note 10.	Stockholders’ Equity

Stock Options and Employee Stock Purchase Plan

The Company has one stock option plan from which it is able to grant new awards, the 2005 Equity Incentive Plan (the “2005 Plan”). Prior to adoption of the 2005 Plan, the Company had two stock option plans, the 1996 Equity Incentive Plan and the 1996 Non-Employee Directors’ Stock Option Plan. Following is a brief description of the prior plans:

1)	The 1996 Equity Incentive Plan (the “1996 Plan”), which amended and restated the 1992 Incentive Stock Plan in March 1996. The Company’s Board of Directors reserved 1,725,000 shares of common stock for issuance under the 1996 Plan. At the Company’s annual meetings of stockholders in subsequent years, stockholders approved reserving an additional 4,100,000 shares of common stock for issuance under the 1996 Plan. The 1996 Plan provides for grants to employees of either nonqualified or incentive options and provides for the grant to consultants of the Company of nonqualified options.

2)	The 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) which was approved in March 1996 and reserved 175,000 shares for issuance to provide for the automatic grant of nonqualified options to purchase shares of common stock to non-employee Directors of the Company. At the Company’s annual meetings of stockholders in subsequent years, stockholders approved reserving an additional 250,000 shares of common stock for issuance under the Directors’ Plan.

The 2005 Equity Incentive Plan was approved at the Company’s annual meeting of stockholders to supersede and replace both the 1996 Plan and the Directors’ Plan and reserved 7,560,045 shares of common stock for issuance under the Plan, consisting of (a) the number of shares remaining available for grant under the Incentive Plan and the Directors’ Plan, including shares subject to outstanding stock awards under those plans, and (b) an additional 3,990,000 shares. Any shares subject to outstanding stock awards under the 1996 Plan and the Directors’ Plan that expire or terminate for any reason prior to exercise or settlement are added to the share reserve under the 2005 Plan. All outstanding stock awards granted under the two prior plans remain subject to the terms of those plans. At the May 2007 annual shareholders meeting an additional 1,600,000 shares were added to the 2005 Equity Incentive Plan.

In March 1996, the Board of Directors adopted the Employee Stock Purchase Plan (ESPP). The number of shares available for issuance over the term of the ESPP was limited to 400,000 shares. At the May 2007 annual shareholders meeting an additional 500,000 shares were added to the ESPP for a total of 900,000 shares available for issuance over the term of the ESPP. The ESPP is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the ESPP will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. Purchases of common stock shares made under the ESPP were 73,611 shares in 2007, 22,584 shares in 2006 and 12,424 shares in 2005. Since inception, a total of 399,788 shares have been issued under the ESPP, leaving a total of 517,393 shares available for issuance.

In December 2007, stock options were exercised that were not settled prior to December 31, 2007. The Company recorded a receivable from stock option exercises of $23,000 as of December 31, 2007 related to these stock options. This is included in the caption “Receivable from stock option exercises” in the accompanying balance sheet and Statement of Stockholders’ Equity as of December 31, 2007. There were no such amounts as of December 31, 2006.

Preferred Stock

The Company’s amended and restated certificate of incorporation provides that the Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. As of December 31, 2007, the Company had 5,000,000 shares of preferred stock authorized at $0.001 par value, and no shares were issued or outstanding.

Warrants

A total of 743,229 warrants for the purchase of common stock were issued in connection with a private placement financing in May 2002. The exercise price of these warrants is $9.59 per share. The $4.4 million fair value of the warrants was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions: a weighted-average risk-free interest rate of 4.29%, a contractual life of seven years, a volatility of 0.94 and no dividend yield, and accounted for as a stock issuance cost. Any of the outstanding warrants may be exercised by applying the value of a portion of the warrant, which is equal to the number of shares issuable under the warrant being exercised multiplied by the fair market value of the security receivable upon the exercise of the warrant, less the per share price, in lieu of payment of the exercise price per share. In 2004, the Company issued 553,835 shares of the Company’s common stock upon the exercise of 703,689 warrants, on both a cash and net exercise basis. The Company received approximately $355,000 in net cash proceeds from the exercise of warrants in 2004. In 2005, the Company issued 29,550 shares of the Company’s common stock upon the exercise of 30,277 warrants, on both a cash and net exercise basis. The Company received approximately $266,000 in net cash proceeds from the exercise of warrants in 2005. There were no warrants issued nor exercised in 2006 and 2007.

As of December 31, 2007 there are outstanding warrants to purchase an aggregate of 9,263 shares of the Company’s common stock, which will expire in May 2009, unless earlier exercised. The Company has reserved 9,263 common shares for future issuance for these warrants.

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

Pro forma Information for Periods prior to the Adoption of FAS 123(R)

Prior to the adoption of FAS 123(R), the Company elected to follow APB 25 to account for employee stock options and complied with the disclosure provisions of FAS 123 and FAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” No employee stock-based compensation expense was reflected in the Company’s results of operations for the year ended December 31, 2005, for employee stock option awards as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. The Company’s ESPP was deemed non-compensatory under the provisions of APB 25. Previously reported amounts have not been restated.

The pro forma information for the year ended December 31, 2005 was as follows:

Year Ended December 31, 2005
(In thousands except per share data)

Net loss, as reported	$(95,174)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effects	(13,333)

Net loss-pro forma	$(108,507)

Loss per share:
Basic and diluted net loss per share-as reported	$(2.64)

Basic and diluted net loss per share-pro forma	$(3.01)

Impact of the Adoption of FAS 123(R)

The Company adopted FAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the year ended December 31, 2006, the Company recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006, as if the fair value method required for pro forma disclosure under FAS 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, the Company has continued to recognize compensation expense using the accelerated amortization method under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” For stock-based awards granted after January 1, 2006, the Company recognized compensation expense based on the estimated grant date fair value method required under FAS 123(R). The compensation expense for these awards was recognized using a straight-line amortization method. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, estimated stock-based compensation for the years ended December 31, 2007 and 2006, has been reduced for estimated forfeitures. Compensation expense for stock bonus awards is based on the market price of our stock on the date of grant. In the Company’s pro forma information required under FAS 123 for periods prior to January 1, 2006, the

Company accounted for forfeitures as they occurred. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The impact on the results of operations of recording stock-based compensation for the years ended December 31, 2007 and 2006, were as follows:

	Year Ended December 31,
	2007	2006
	(In thousands except per share data)

Research and development	$2,897	$2,545
Selling, general and administrative	11,230	11,496

Total share-based compensation expense	$14,127	$14,041

Impact on basic and diluted net loss per share	$(0.28)	$(0.33)

All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with FAS 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The option arrangements are subject to periodic remeasurement over their vesting terms. The Company recorded compensation expense related to option grants to non-employees of $1.5 million, $365,000 and $906,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, the total unrecorded stock-based compensation balance for unvested stock options shares, net of expected forfeitures, was $26.9 million which is expected to be amortized over a weighted-average period of 2.3 years. As of December 31, 2007, the total unrecorded stock-based compensation balance for unvested stock bonus awards, net of expected forfeitures, was $3.3 million, which is expected to be amortized over a weighted-average period of 2.1 years. Cash received during the year ended December 31, 2007, for stock options exercised under all stock-based compensation arrangements was $21.9 million.

For the years ended December 31, 2007 and 2006, the total fair value of stock bonus awards vested was $281,000 and $140,000, respectively, based on a weighted average grant date fair value of $21.04.

Valuation Assumptions

As of December 31, 2007, 2006 and 2005, the fair value of stock-based awards for employee stock option awards, stock bonus awards and employee stock purchases made under the ESPP was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Year Ended December 31
	2007	2006	2005

Stock Option Plans:
Risk-free interest rate	4.66%	4.68%	3.80%
Expected life	4.3 years	4.2 years	3.8 years
Expected volatility	64%	59%	74%
Expected dividends	None	None	None

Weighted average option fair value	$15.41	$11.00	$13.55
Stock bonus awards:
Expected life	3 years	3 years	-
Expected dividends	None	None	-
Weighted average fair value per share	$24.84	$21.04	-

ESPP:
Risk-free interest rate	5.11%	4.33%	3.14%
Expected life	6 months	6 months	6 months
Expected volatility	57%	59%	74%
Expected dividends	None	None	None
Weighted average fair value per share	$3.78	$8.65	$10.79

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

Stock-Based Payment Award Activity

The following table summarizes stock option and award activity under all option plans for the years ended December 31, 2007, 2006 and 2005:

	Shares	Number of	Weighted
	Available for	Shares	Average Exercise
Employee stock options:	Grant	Outstanding	Price

Balance at December 31, 2004	1,282,193	2,296,442	$17.99
Shares authorized	3,990,000	-	-
Granted	(1,718,000)	1,718,000	$24.52
Exercised	-	(152,093)	$7.73
Expired/forfeited	56,268	(56,268)	$29.85

Balance at December 31, 2005	3,610,461	3,806,081	$21.17
Granted	(1,987,950)	1,987,950	$21.60
Exercised	-	(347,287)	$7.26
Expired	19,058	(19,058)	$37.83
Forfeited	93,209	(93,209)	$28.73

Balance at December 31, 2006	1,734,778	5,334,477	$22.05
Shares authorized	1,600,000	-	-
Granted	(1,167,701)	1,167,701	$28.55
Exercised	-	(1,477,661)	$14.83
Expired	430,153	(430,153)	$25.88
Forfeited	156,458	(156,458)	$33.47

Balance at December 31, 2007	2,753,688	4,437,906	$25.39

Stock bonus awards:	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2005	-	-
Granted	40,000	$21.04
Vested	(6,667)	$21.04
Cancelled	-	-

Balance at December 31, 2006	33,333	$21.04

Granted	166,747	$24.84
Vested	(13,333)	$21.04
Cancelled	(6,724)	$24.84

Balance at December 31, 2007	180,023	$24.42

The options outstanding and exercisable for stock-based payment awards as of December 31, 2007 were in the following exercise price ranges:

Options Outstanding				Options Exercisable
		Weighted Average			Weighted
		Contractual Life			Average
	Number	Remaining	Weighted Average	Number	Exercise
Range of Exercise Prices	Outstanding	( In years)	Exercise Price	Exercisable	Price
$4.20 - $17.43	946,215	7.5	$14.01	383,768	$12.47
$17.46 - $24.84	1,318,824	8.5	$22.90	412,545	$22.18
$25.25 - $28.62	1,223,917	8.0	$27.34	522,900	$27.08
$28.75 - $44.12	894,000	7.4	$36.91	562,947	$36.85
$44.54 - $55.06	54,950	9.8	$49.99	883	$48.12

Total	4,437,906	7.9	$25.39	1,883,043	$25.96

As of December 31, 2006, 2,276,129 shares outstanding options were exercisable, at a weighted average price of $20.37. As of December 31, 2005, 1,597,054 shares outstanding options were exercisable, at a weighted average price of $14.74.

As of December 31, 2007, weighted average contractual life remaining for exercisable shares is 7.0 years. The total number of in-the-money awards exercisable as of December 31, 2007 was 1,883,043 shares. The aggregate intrinsic values of awards exercised were $27.9 million and $5.5 million for the years ended December 31, 2007 and 2006, respectively. The aggregate intrinsic values of in-the-money outstanding and exercisable awards were $134.2 million and $55.9 million, respectively as of December 31, 2007. The aggregate intrinsic value of options represents the total pretax intrinsic value, based on the Company’s closing stock price of $55.62 at December 31, 2007, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date.

Note 12. Income Taxes

There is no provision for income taxes, because the Company has incurred operating losses since inception.

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2007	2006
	(In thousands)

Net operating loss carryforwards	$154,928	$149,955
Tax credit carryforwards	39,158	33,046
Capitalized research and development	2,415	3,216
Deferred revenue	15,628	15,934
Accrued expenses	992	—
Stock options	6,511	—
Property and equipment	343	—
Other	—	5,022

Total deferred tax assets	219,975	207,173
Valuation allowance	(219,975)	(207,173)

Net deferred tax assets	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $12.8 million, $43.9 million and $53.4 million in 2007, 2006 and 2005, respectively.

As of December 31, 2007, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $418.7 million and $389.8 million, respectively. These net operating losses can be utilized to reduce future taxable income, if any. Approximately $28.8 million of the federal and $27.2 million of the state valuation allowance for deferred tax assets related to net operating loss carryforwards represent the stock option deduction arising from activity under the Company’s stock option plan, the benefit of which will increase additional paid in capital when realized. The federal net operating loss carryforwards expire beginning in 2008 through 2027, and the state net operating loss carryforwards begin to expire in 2012 through 2017. As of December 31, 2007, the Company has research and development credit and orphan drug credit carryforwards of approximately $34.8 million for federal income tax purposes that expire beginning in 2008 through 2027 and $4.2 million for California income tax purposes, which do not expire.

The Company adopted the provisions of Financial Accounting Standards (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007.

As a result of the adoption of FIN 48, there was no effect to the opening balance of retained earnings, deferred taxes, and net assets in the balance sheet of fiscal year 2007. The Company is in the process of completing an analysis to determine if any unrecognized tax benefits exist in its deferred tax assets. Any additional uncertain tax positions identified in the course of this analysis will not impact the financial statements due to the full valuation allowance. As of the adoption date, the Company has estimated there are no unrecognized income tax benefits related to these deferred tax assets, currently subject to a full valuation allowance. If recognized, these unrecognized income tax benefits would affect the Company’s effective tax rate. During the year ended December 31, 2007, there was no material change to the Company’s zero unrecognized income tax benefit recorded under FIN No. 48.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$0
Additions based on tax position related to the current year	0
Additions for tax positions of prior years	0
Reductions of tax positions of prior year	0
Settlements	0

Balance at December 31, 2007	$0

The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded as of December 31, 2007.

The Company files federal and California tax returns. The tax years ended December 31, 2003 through 2007 remain open to examination for federal tax purposes and the tax years December 31, 2000 to 2007 remain open to examination for California tax purposes. Net operating loss carryforwards and tax credits remain open to examination for three years after they are incurred or earned for federal tax purposes and four years for California tax purposes. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

Note 13.	Guarantees, Indemnifications and Contingencies

Guarantees and Indemnifications

The Company has entered into indemnity agreements with certain of its officers and directors, which provide for indemnification to the fullest extent authorized and permitted by Delaware law and the Company’s Bylaws. The agreements also provide that the Company will indemnify, subject to certain limitations, the officer or director for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be a party to because such person is or was a director, officer or other agent of the Company. The term of the indemnification is for so long as the officer or director is subject to any possible claim, or threatened, pending or completed action or proceeding, by reason of the fact that such officer or director was serving the Company as a director, officer or other agent. The rights conferred on the officer or director shall continue after such person has ceased to be an officer or director as provided in the indemnity agreement. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid under the indemnity agreements. The Company has not recorded any amounts as liabilities as of December 31, 2007 as the value of the indemnification obligations, if any, is not estimable.

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

	2007 Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)

Total revenues	$-	$-	$-	$-
Net loss	(11,702)	555	(10,826)	(12,195)
Basic and diluted net loss per share	(0.21)	0.01	(0.22)	(0.26)

	2006 Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)

Total revenues	$-	$100	$150	$-
Net loss	(20,707)	(20,148)	(31,474)	(20,352)
Basic and diluted net loss per share	(0.47)	(0.49)	(0.76)	(0.49)

Note 15.	Subsequent Events

On February 26, 2008, the Company announced that the retirement of Hollings C. Renton, chairman, president and chief executive officer of Onyx, will be effective March 31, 2008. In connection with his retirement, Mr. Renton will also resign from the Onyx board of directors effective March 31, 2008. Onyx also announced the appointment of N. Anthony Coles, M.D. as the successor to Mr. Renton as the president and chief executive officer of Onyx, effective March 31, 2008.

Exhibits

Exhibit
Number		Description of Document

3	.1(1)	Restated Certificate of Incorporation of the Company.
3	.2(20)	Amended and Restated Bylaws of the Company.
3	.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3	.4(13)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
4	.1(1)	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4	.2(1)	Specimen Stock Certificate.
10	.1(12)*	Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.
10	.1(i)(12)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 24, 1996.
10	.1(ii)(12)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated February 1, 1999.
10	.2(8)*	Amended and restated Research, Development and Marketing Collaboration Agreement dated May 2, 1995 between the Company and Warner-Lambert Company.
10	.2(i)(8)*	Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.
10	.2(ii)(8)*	Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.
10	.2(iii)(8)*	Second Amendment to the Amended and Restated Research, Development and Marketing Agreement between Warner-Lambert and the Company dated May 2, 1995.
10	.2(iv)(8)*	Second Amendment to Research, Development and Marketing Collaboration Agreement between Warner-Lambert and the Company dated July 31, 1997.
10	.2(v)(17)*	Amendment #3 to the Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10	.2(vi)(4)*	Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10	.3(5)*	Technology Transfer Agreement dated April 24, 1992 between Chiron Corporation and the Company, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20, 1994 and in the Letter Agreement dated March 29, 1996.
10	.4(1)+	Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.
10	.5(1)+	1996 Equity Incentive Plan.
10	.6(1)+	1996 Non-Employee Directors’ Stock Option Plan.
10	.7(20)+	1996 Employee Stock Purchase Plan.
10	.8(1)+	Form of Indemnity Agreement to be signed by executive officers and directors of the Company.
10	.9(10)+	Form of Executive Change in Control Severance Benefits Agreement.
10	.10(2)*	Collaboration Agreement between the Company and Warner-Lambert Company dated October 13, 1999.
10	.10(i)(4)*	Amendment #1 to the Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10	.10(ii)(7)*	Second Amendment to the Collaboration Agreement between the Company and Warner-Lambert Company dated September 16, 2002.
10	.11(6)	Stock and Warrant Purchase Agreement between the Company and the investors dated May 6, 2002.
10	.12(9)	Sublease between the Company and Siebel Systems dated August 5, 2004.
10	.12(i)(18)	First Amendment to Sublease between the Company and Oracle USA Inc., dated November 3, 2006.

Exhibit
Number		Description of Document

10	.13(20)+	2005 Equity Incentive Plan.
10	.13(i)(18)+	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.
10	.13(ii)(18)+	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan and the Non-Discretionary Grant Program for Directors.
10	.14(11)*	United States Co-Promotion Agreement by and between the Company and Bayer Pharmaceuticals Corporation, dated March 6, 2006.
10	.15(14)+	Letter Agreement between Laura A. Brege and the Company, dated May 19, 2006.
10	.16(15)+	Letter Agreement between Gregory W. Schafer and the Company, dated July 7, 2006.
10	.17(15)+	Form of Stock Bonus Award Grant Notice and Agreement between the Company and certain award recipients.
10	.18(16)	Common Stock Purchase Agreement between the Company and Azimuth Opportunity Ltd., dated September 29, 2006.
10	.19(19)+	Retirement Agreement between the Company and Edward F. Kenney, dated April 13, 2007.
10	.20(19)+	2007 Bonus Plan Summary
10	.21(21)+	Bonuses for Fiscal Year 2007 and Base Salaries for Fiscal Year 2008 for Named Executive Officers.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney. Reference is made to the signature page.
31.1		Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1		Certifications required by Rule 13a-14(b) or Rule 15d-14(b)and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been received for portions of this document.

+	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Onyx’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on March 1, 2000.

(3)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(5)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2001. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(6)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 filed on June 5, 2002 (No. 333-89850).

(7)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(8)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2002. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(9)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(10)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

(11)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(12)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(13)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(14)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on June 12, 2006.

(15)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on July 12, 2006.

(16)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on September 29, 2006.

(17)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(18)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2006.

(19)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(20)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 25, 2007.

(21)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 8, 2008.