Form 10-Q
period 2008-03-31
ONYX PHARMACEUTICALS INC
filed 2008-05-06
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 55,577,936 as of May 1, 2008.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$276,341	$161,653
Short-term marketable securities	131,945	307,997
Receivable from collaboration partner	37,761	4,702
Prepaid expenses and other current assets	7,636	6,304

Total current assets	453,683	480,656
Long-term marketable securities	48,328	—
Property and equipment, net	2,840	3,146
Other assets	286	281

	$505,137	$484,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191	$271
Payable to collaboration partner	8,862	—
Accrued liabilities	4,516	2,065
Accrued clinical trials and related expenses	4,713	3,323
Accrued compensation	3,606	5,782

Total current liabilities	21,888	11,441

Advance from collaboration partner	30,372	39,234
Deferred rent and lease incentives	1,260	1,171

Commitments and contingencies

Stockholders’ equity:
Common stock	56	56
Additional paid-in capital	910,289	904,506
Receivable from stock option exercises	—	(23)
Accumulated other comprehensive gain (loss)	(1,488)	356
Accumulated deficit	(457,240)	(472,658)

Total stockholders’ equity	451,617	432,237

	$505,137	$484,083

See accompanying notes.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except per
	share amounts)
Net revenue from unconsolidated joint business	$37,738	$3,025
Operating expenses:
Research and development	7,438	5,534
Selling, general and administrative	19,844	13,183

Total operating expenses	27,282	18,717

Income (loss) from operations	10,456	(15,692)
Investment income	5,271	3,497

Income (loss) before income taxes	15,727	(12,195)
Provision for income taxes	309	—

Net income (loss)	$15,418	$(12,195)

Net income (loss) per share:
Basic	$0.28	$(0.26)

Diluted	$0.27	$(0.26)

Shares used in computing net income (loss) per share:
Basic	55,388	46,278

Diluted	56,566	46,278

See accompanying notes.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$15,418	$(12,195)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized gains on sales of short-term marketable securities	(483)	—
Depreciation and amortization	346	195
Stock-based compensation	4,838	3,397
Changes in operating assets and liabilities:
Receivable from collaboration partner	(33,059)	224
Prepaid expenses and other current assets	(1,332)	(217)
Other assets	(5)	(81)
Accounts payable	(80)	(128)
Accrued liabilities	2,451	(671)
Accrued clinical trials and related expenses	1,390	(4,232)
Payable to collaboration partner	—	702
Accrued compensation	(2,176)	(1,204)
Deferred lease incentives	89	—

Net cash used in operating activities	(12,603)	(14,210)

Cash flows from investing activities:
Purchases of marketable securities	(69,558)	(104,524)
Sales of marketable securities	82,916	—
Maturities of marketable securities	113,004	100,628
Capital expenditures	(40)	(590)

Net cash provided by (used in) investing activities	126,322	(4,486)

Cash flows from financing activities:
Purchases of treasury stock	(528)	—
Net proceeds from issuances of common stock	1,497	5,075

Net cash provided by financing activities	969	5,075

Net increase (decrease) in cash and cash equivalents	114,688	(13,621)
Cash and cash equivalents at beginning of period	161,653	94,413

Cash and cash equivalents at end of period	$276,341	$80,792

See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other future operating periods.
The condensed balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the financial statements and footnotes thereto included in the Onyx Pharmaceuticals, Inc. (the “Company” or “Onyx” and the references “we,” “us” and “our”) Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”).
Note 2. Net Revenue from Unconsolidated Joint Business
Nexavar is currently marketed and sold primarily in the United States and the European Union for the treatment of advanced kidney cancer and liver cancer. Nexavar also has regulatory applications pending in other territories internationally. The Company co-promotes Nexavar in the United States with Bayer Healthcare Pharmaceuticals Corporation Inc., (Bayer) under collaboration and co-promotion agreements. In March 2006, the Company and Bayer entered into a Co-Promotion Agreement to co-promote Nexavar in the United States. This agreement amends the original 1994 Collaboration Agreement and supersedes the provisions of that agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the Collaboration Agreement continue to govern. Under the terms of the Co-Promotion Agreement and consistent with the Collaboration Agreement, the Company and Bayer will share equally in the profits or losses of Nexavar, if any, in the United States, subject only to the Company’s continued co-funding of the development costs of Nexavar worldwide, excluding Japan, and the Company’s continued co-promotion of Nexavar in the United States. In the United States, the Company contributes half of the overall number of sales force personnel required to market and promote Nexavar and half of the medical science liaisons to support Nexavar. The Company and Bayer each bears its own sales force and medical science liaison expenses. These expenses are not included in the calculation of the profits or losses of the collaboration. The collaboration was created through a contractual arrangement, not through a joint venture or other legal entity. In Japan, Bayer funds all product development, and the Company will receive a royalty on any sales.
The Company reports the amount due to or from Bayer to balance the companies’ economics under the Nexavar collaboration as a single line item. This line item consists of the Company’s share of the pretax collaboration profit or loss generated from the collaboration and the reimbursement of the Company’s shared marketing and research and development costs related to Nexavar. Under the collaboration, Bayer recognizes all revenue from the sale of Nexavar worldwide.
Prior to the first quarter of 2008, Onyx reported this line item as net expense due to (from) unconsolidated joint business. The amount generated from the collaboration plus the reimbursement of the Company’s shared marketing and research and development costs related to Nexavar have resulted in income from operations for the Company since the first quarter of 2007. Therefore, the Company is reporting this line item as net revenue from unconsolidated joint business beginning in 2008 instead of net expense due from unconsolidated joint business.
Net revenue from unconsolidated joint business was $37.7 and $3.0 million for the three months ended March 31, 2008 and 2007, respectively, calculated as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Onyx’s share of collaboration profit (loss)	$25,858	$(4,430)
Reimbursement of Onyx’s direct development and marketing expenses	11,880	7,455

Net revenue from unconsolidated joint business	$37,738	$3,025

The Company’s share of the development costs incurred since inception under the collaboration was $321.0 million as of March 31, 2008 and $235.6 million as of March 31, 2007.
Note 3. Stock-Based Compensation
The Company accounts for stock-based compensation to employees and directors in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), which was adopted January 1, 2006, utilizing the modified prospective transition method. Total employee stock-based compensation expense was $5.2 million and $3.0 million for the three months ended March 31, 2008 and 2007, respectively. The stock-based compensation expense for the three months ended March 31, 2008 includes $2.0 million for the modifications of stock-based awards relating to two employees. The terms of the modifications included accelerated vesting and the extension of the vesting period for stock-based awards previously granted.
Employee Stock Plans
In February 2008, the Board approved an amendment to the 2005 Equity Incentive Plan (Incentive Plan), subject to stockholder approval at the Company’s annual meeting of stockholders scheduled for May 14, 2008, to increase the number of shares of common stock authorized for issuance under the Incentive Plan by 3,100,000 shares, to a total of 12,260,045 shares.
Valuation Assumptions
As of March 31, 2008 and 2007, the fair value of stock-based awards for employee stock option awards and employee stock purchases made under the ESPP was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended
	March 31,
	2008	2007
Stock Option Plans:
Risk-free interest rate	2.85%	4.71%
Expected life	4.4 years	4.3 years
Expected volatility	64%	64%
Expected dividends	None	None
Weighted average option fair value	$ 16.87	$ 13.33

Stock Bonus Awards:
Expected life	3 years	3 years
Expected dividends	None	None
Weighted average fair value per share	$ 30.44	$ 24.84

ESPP:
Risk-free interest rate	4.95%	5.17%
Expected life	6 months	6 months
Expected volatility	64%	60%
Expected dividends	None	None
Weighted average shares fair value	$ 8.57	$ 4.97
Note 4. Income Taxes
The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company continues to carry a full valuation allowance on all of its deferred tax assets. The tax years 1992 through 2006 remain subject to examination by the taxing jurisdictions to which the Company is subject.
For the quarter ended March 31, 2008, in accordance with APB 28, “Interim Financial Reporting,” and Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — and Interpretation of APB Opinion No. 28,” the Company elected to compute its income tax provision on a year-to-date basis instead of estimating its annual effective tax rate. Therefore, for the quarter ended March 31, 2008, the Company recorded a provision for income taxes of $309,000 related to income from operations. Based on the Company’s ability to fully offset federal taxable income by its net operating loss carryforwards, the Company’s estimated tax expense is principally related to federal alternative minimum tax, which results in an effective federal tax rate of approximately 2% for the quarter ended March 31, 2008.
Note 5. Net Income (Loss) Per Share
Basic net income (loss) per share amounts for each period presented were computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share amounts for each period presented were computed using the weighted average number of potentially dilutive common shares issuable in connection with stock-based awards and warrants under the treasury stock method. Dilutive net income per share does not include the effect of 612,700 stock-based awards that were outstanding during the three months ended March 31, 2008. These stock-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such stock-based awards combined with the average unamortized compensation costs were greater than the average market price of our common stock, and, therefore, their effect would have been antidilutive. Potentially dilutive outstanding common shares consisting of 5,424,864 stock-based awards and warrants were not included in the computation of diluted net loss per share for the quarter ended March 31, 2007 because their effect would have been antidilutive.

Note 6. Comprehensive Income (Loss)
Comprehensive income (loss) is composed of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net loss and reported separately in stockholders’ equity. Comprehensive income (loss) and its components are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net income (loss) — as reported	$ 15,418	$ (12,195)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	(1,844)	73

Comprehensive income (loss)	$ 13,574	$ (12,122)

Note 7. Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments with original maturities of three months or less. Short-term and long-term investments consist of marketable securities and are classified as securities “available for sale” under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”). Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income or loss within stockholders’ equity. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income.
The Company’s investment portfolio includes $50 million of AAA rated student loans with an auction reset feature (“auction rate securities”). Since February 2008, these types of securities have experienced failures in the auction process. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to Libor or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Due to the failures in the auction processes, these investments are not currently liquid. Therefore, the Company has reclassified these auction rate securities from short-term investments to long-term investments on the accompanying unaudited Condensed Balance Sheet at March 31, 2008. The Company has reduced the carrying value of these investments by $1.7 million through accumulated other comprehensive income or loss instead of earnings, which reflects a temporary impairment on these investments. Of the $50 million invested in failed auction rate securities, the Company estimates the fair value of these investments to be $48.3 million based on a discounted cash flow model.
Note 8. Long-Term Obligations
The Company received $40.0 million in development payments from Bayer pursuant to its collaboration agreement. These development payments contain no provision for interest. These development payments are repayable to Bayer from a portion of the Company’s share of collaboration profits after deducting certain contractually agreed upon expenditures. As of December 31, 2007, $766,000 of these development payments was repaid to Bayer leaving a remaining balance of $39.2 million. Based on the collaboration profit for the quarter ended March 31, 2008, $8.9 million was reclassified as a current liability on the Company’s accompanying balance sheet as of March 31, 2008.
Note 9. Recent Accounting Pronouncements
In December 2007, the Emerging Issues Task Force, or EITF, issued Issue No. 07-1, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”), which focuses on how the parties to a collaborative arrangement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is effective for all fiscal years ending after December 15, 2008. Upon adoption of ETIF 07-1, the Company expects to revise the financial presentation by changing the classification of amounts in its Statement of Operations. This will have no impact on previously reported amounts of net income (loss) or net income (loss) per share.
Note 10. Fair Value Measurements
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for all financial assets and liabilities. The adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations, or cash flow.
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, and requires that certain assets be measured at fair value on a recurring basis. The three tiers include:
•	Level 1, defined as observable inputs such as quoted prices for identical assets in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring management to develop its own assumptions based on best estimates of what market participants would use in pricing an asset or liability at the reporting date.
As of March 31, 2008, the Company’s fair value hierarchies for its financial assets, which require fair value measurement on a recurring basis under SFAS 157, are as follows:

	Level 1	Level 2	Level 3	Total
		(In thousands)
Money market funds	$85,761	$—	$—	$85,761
Commercial paper	—	99,824	—	99,824
Municipal bonds	—	—	48,328	48,328
U.S. government agencies	—	75,643	—	75,643
U.S. treasury bills	142,625	—	—	142,625

Total	$228,386	$175,467	$48,328	$452,181

Level 3 assets consist of student loans with an auction reset feature (“auction rate securities”), which are classified as available for sale securities and reflected at fair value. In February 2008, auctions began to fail for these securities and each auction since then has failed. Based on the overall failure rate of these auctions, the frequency of the failures, and the underlying maturities of the securities, a portion of which are greater than 30 years, the Company has classified auction rate securities as long-term assets on our balance sheet. As of March 31, 2008 the fair values of these securities are estimated utilizing a discounted cash flow model. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2008:

Municipal Bonds
(In thousands)
Balance at December 31, 2007	$50,000
Unrealized loss:
In other comprehensive income	(1,672)
In earnings	—

Balance at March 31, 2008	$48,328

As a result of the temporary decline in fair value for the Company’s auction rate securities, which the Company attributes to liquidity issues rather than credit issues, the Company has recorded an unrealized loss of $1.7 million in the accumulated other comprehensive income (loss) line of stockholders’ equity. All of the auction rate securities held by the Company at March 31, 2008, were in securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Due to the Company’s belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, the Company has classified these investments as long-term on the unaudited Condensed Balance Sheet at March 31, 2008. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any future valuation adjustment is other than temporary, it will record a charge to earnings as appropriate.

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
Overview
We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. With our collaborators, we are developing small molecule drugs with the goal of changing the way cancer is treated TM. We are applying our expertise to develop and commercialize oral anticancer therapies designed to prevent cancer cell proliferation and angiogenesis by inhibiting proteins that signal or support tumor growth. By exploiting the genetic differences between cancer cells and normal cells, we aim to develop and market novel anticancer agents that minimize damage to healthy tissue. Our first commercially available product, Nexavar® (sorafenib) Tablets, being developed with our collaborator, Bayer HealthCare Pharmaceuticals Inc., or Bayer, is approved in the United States, European Union and other territories worldwide, for advanced kidney cancer and liver cancer. Nexavar is a novel, orally available kinase and angiogenesis inhibitor, a new class of anticancer treatments that target signaling pathways important to the proliferation of cancer cells. In December 2005 Nexavar became the first newly approved systemic therapy for patients with advanced kidney cancer in over a decade. Subsequently, in the fourth quarter of 2007, Nexavar was approved as the first and is currently the only systemic therapy for the treatment of patients with liver cancer. With our collaborator, Bayer, we are commercializing Nexavar ® (sorafenib) Tablets, for the treatment of patients with advanced kidney cancer and liver cancer. Nexavar is now approved in more than 70 countries for the treatment of advanced kidney cancer and in more than 40 countries for the treatment of liver cancer. In the United States, Bayer and Onyx co-promote Nexavar. Outside of the United States, Bayer manages all commercialization activities. For the quarters ended March 31, 2008 and 2007, worldwide net sales of Nexavar as recorded by Bayer were $151.9 and $60.9 million, respectively.
With the approval of Nexavar for the treatment of advanced kidney cancer and liver cancer, we and Bayer have established the Nexavar brand and created a global commercial oncology presence. In order to benefit as many patients as possible, we and Bayer are continuing to investigate the administration of Nexavar with previously approved anticancer therapeutics in other cancers and settings and in combination with existing therapies. We and Bayer have ongoing clinical trials in lung cancer, breast cancer and several other cancers.
We and Bayer are developing and marketing Nexavar under our collaboration and co-promotion agreements. We fund 50% of the development costs for Nexavar worldwide, excluding Japan. With Bayer, we co-promote Nexavar in the United States and share equally in any profits or losses. Outside of the United States, excluding Japan, Bayer has exclusive marketing and commercialization rights of Nexavar and we share profits equally. In Japan, Bayer funds all product development, and we will receive a royalty on any sales.
We have had significant losses since inception. Our ability to achieve continued and sustainable profitability is uncertain and is dependant on a number of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the ability of Bayer’s distribution network to process and ship product on a timely basis, investments in sales and marketing efforts to support the sales of Nexavar, Bayer and our investments in the research and development of Nexavar, fluctuations in foreign exchange rates, and expenditures we may incur to acquire additional products. Our operating results will likely fluctuate from fiscal quarter to fiscal quarter and from year to year, and are difficult to predict. Since inception, we have relied on public and private financings, combined with milestone payments from our collaborators to fund our operations and may continue to do so in future periods. As of March 31, 2008, our accumulated deficit was approximately $457.2 million.

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
Critical Accounting Policies and the Use of Estimates
Critical accounting policies are those that require significant estimates, assumptions and judgments by management about matters that are inherently uncertain at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies related to net revenue from unconsolidated joint business, stock-based compensation, research and development expenses and use of estimates to be critical policies. Significant estimations used in 2008 included assumptions used in the determination of stock-based compensation related to stock options granted, net revenue from unconsolidated joint business, and research and development expenses. Actual results could differ materially from these estimates. There were no changes to our critical accounting policies since we filed our Annual Report on Form 10-K, for the year ended December 31, 2007, with the Securities and Exchange Commission, or SEC. For a description of our critical accounting policies, please refer to our 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Results of Operations
Three months ended March 31, 2008 and 2007
Revenue
Nexavar, our only marketed product, was approved in the U.S. in December 2005. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the three months ended March 31, 2008 and March 31, 2007, we reported no revenue. For the three months ended March 31, 2008, Nexavar net sales recorded by Bayer were $151.9 million, primarily in the United States and the European Union. This represents an increase of $91.0 million or 149% over Nexavar net sales of $60.9 million recorded by Bayer for the quarter ended March 31, 2007.
Net Revenue from Unconsolidated Joint Business
Nexavar is currently marketed and sold in the United States, several countries in the European Union and other countries worldwide. We co-promote Nexavar in the United States with Bayer under a collaboration agreement. Under the terms of the collaboration agreement, we share equally in the profits or losses of Nexavar, if any, in the United States, subject only to our continued co-funding of the development costs of Nexavar worldwide, excluding Japan, and our continued promotion of Nexavar in the United States. In the United States, we contribute half of the overall number of sales force personnel required to market and promote Nexavar and half of the medical science liaisons to support Nexavar. Onyx and Bayer each bears its own sales force and medical science liaison expenses. These expenses are not included in the calculation of the profits or losses of the collaboration.
We report the amount due to or from Bayer to balance the companies’ economics under the Nexavar collaboration as a single line item. This line item consists of Onyx’s share of the pretax collaboration profit (loss) generated from the collaboration plus the reimbursement of Onyx’s marketing and research and development costs related to Nexavar. Net revenue from unconsolidated joint business for the three months ended March 31, 2008 and 2007 is calculated as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Product revenue, net (as recorded by Bayer)	$151,896	$60,881
Combined cost of goods sold, distribution, selling, general and administrative expenses	62,703	36,450
Combined research and development expenses	37,478	33,290

Combined collaboration profit (loss)	$51,715	$(8,859)

Onyx’s share of collaboration profit (loss)	$25,858	$(4,430)
Reimbursement of Onyx’s direct development and marketing expenses	11,880	7,455

Net revenue from unconsolidated joint business	$37,738	$3,025

For the three months ended March 31, 2008 and 2007, net revenue from unconsolidated joint business was $37.7 and $3.0, respectively. The increase in net revenue from unconsolidated joint business is primarily due to an increase in Nexavar product sales recognized by Bayer offset by increases in the combined commercial expenses to support the launch of Nexavar around the world and increased development expenses for Nexavar primarily related to the breast cancer program.
Net revenue due from unconsolidated joint business increases with increases in the profitability of the collaboration and with increases in the amount of reimbursement for our direct development and marketing expenses. We expect Bayer’s and our shared Nexavar research and development expenses to increase in future periods as the companies develop Nexavar for indications beyond liver and advanced kidney cancer. With the approval of Nexavar in the European Union and pending approvals in other international territories, we also expect Bayer’s and our shared cost of goods sold, distribution, selling and general administrative expense to increase as Bayer continues to expand Nexavar marketing and sales activities outside of the United States.
Research and Development Expenses
Research and development expenses were $7.4 million for the three months ended March 31, 2008, a net increase of $1.9 million, or 35%, from $5.5 million in the same period in 2007. The increase is primarily due to the increase in activities in our breast cancer program for Nexavar partially offset by a decrease in activities in the melanoma program for Nexavar.
The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead and occupancy costs. We expect research and development expenses to increase as we increase clinical development activity related to Nexavar.
Together with Bayer, we have implemented a broad-based global development strategy for Nexavar that implements simultaneous clinical programs currently designed to expand the number of approved indications of Nexavar and evaluate the use of Nexavar in new and/or novel combinations. Our global development plan has included major Phase 3 studies in lung, kidney and liver in the past, and currently includes additional major Phase 3 clinical trials in metastatic melanoma comparing the administration of Nexavar in combination with the chemotherapeutics carboplatin and paclitaxel, as well as Nexavar with standard chemotherapeutic agents in non-small cell lung cancer. The completion dates of these trials are currently unknown. As of March 31, 2008, our share of the Nexavar development costs incurred to date under the collaboration were $321.0 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $19.8 million for the three months ended March 31, 2008, a net increase of $6.7 million from $13.1 million in the same period in 2007. This increase is due to Onyx incurring more of the shared marketing expenses in the United States and an increase in headcount in the commercial and administrative functions, including executive and corporate development, to support our planned growth. The quarter ended March 31, 2008 included non-recurring employee related expenses consisting of $2 million for modifications of previously granted stock-based awards for two employees and $2 million for compensation, search fees and other expenses related to the transition of the chief executive officer.
Selling, general and administrative expenses consist primarily of salaries, employee benefits, consulting, advertising and promotion expenses, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs. We expect our selling, general and administrative expenses to increase due to increases in marketing expenses relating to Nexavar and increases in personnel.
Investment Income
Investment income consists of interest income and realized gains or losses from the sale of marketable equity investments. We had investment income of $5.3 million for the three months ended March 31, 2008, an increase of $1.8 million from $3.5 million in the same period in 2007. The increase was primarily due to higher average investment balances for the three months ended March 31, 2008.
Liquidity and Capital Resources
Since our inception, we have incurred significant losses, and we have relied primarily on public and private financing, combined with milestone payments received from our collaborations to fund our operations.
At March 31, 2008, we had cash, cash equivalents and short and long-term marketable securities of $456.6 million, compared to $469.7 million at December 31, 2007. The decrease of $13.1 million was primarily attributable to net cash used in operations of $12.6 million. This use of cash was partially offset by proceeds of $1.5 million received from the issuance of common stock through stock option exercises and the employee stock purchase plan during the three-month period ended March 31, 2008.
Our collaboration agreement with Bayer calls for creditable milestone-based payments. These amounts are interest-free and are repayable to Bayer from a portion of any of our profits and royalties. We received a total of $40.0 million of milestone payments from Bayer in connection with the approval of Nexavar. As of December 31, 2007, $766,000 of these development payments was repaid to Bayer leaving a remaining balance of $39.2 million. Based on the collaboration profit for the three months ended March 31, 2008, $8.9 million has been reclassified as a current liability on our accompanying balance sheet as of March 31, 2008.
Total capital expenditures, primarily for furniture and information technology software, for the three-month period ended March 31, 2008, were approximately $40,000. We currently expect to make capital expenditures of approximately $3.7 million for the remainder of 2008 for leasehold improvements, furniture and equipment, and information technology software.
Our investment portfolio includes $50 million of AAA rated student loans with an auction reset feature (“auction rate securities”). Since February 2008, these types of securities have experienced failures in the auction process. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to Libor or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Due to failures in the auction processes, these investments are not currently liquid. Therefore, we have reclassified these auction rate securities from short-term investments to long-term investments on our accompanying unaudited Condensed Balance Sheet at March 31, 2008. We have reduced the carrying value of these investments by $1.7 million through accumulated other comprehensive income or loss instead of earnings, which reflects a temporary impairment on these investments. Of the $50 million invested in failed auction rate securities, we estimate the fair value of these investments to be $48.3 million based on a discounted cash flow model. Further adverse developments in the credit market could result in an impairment charge through earnings.
Currently, we believe these investments are not other-than-temporarily impaired as all of them are substantially backed by the federal government, but it is not clear in what period of time they will be settled. We believe that, even after reclassifying these securities to long-term assets and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months.

We believe that our existing capital resources and interest thereon will be sufficient to fund our current and planned operations beyond 2009. However, if we change our development plans, including acquiring additional product candidates or complementary businesses, we may need additional funds sooner than we expect. In addition, we anticipate that our co-development costs for the Nexavar program may increase over the next several years as we continue to fund our share of the clinical development program and prepare for potential product launches throughout the world. These costs are currently unknown, but in the future we may need to raise additional capital to continue to co-fund the program beyond 2009. We intend to seek any required additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.
Recently Issued Accounting Standards
In December 2007, the Emerging Issues Task Force, or EITF, issued Issue No. 07-1, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”), which focuses on how the parties to a collaborative arrangement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is effective for all fiscal years ending after December 15, 2008. Upon adoption of ETIF 07-1, we expect to revise the financial presentation by changing the classification of amounts in the Statement of Operations. This will have no impact on previously reported amounts of net income (loss) or net income (loss) per share.
In addition, there were several critical recently issued accounting standards, described in our 2007 Annual Report, which we have adopted as of January 1, 2008. These included EITF 07-3, “Accounting for Advance Payments for Goods or Services to be Used in Future Research and Development Activities,” SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” and SFAS 157, “Fair Value Measurements.” None of these accounting standards have materially impacted the financial condition, results of operations, or cash flow of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, and investment grade government and non-government debt securities. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of March 31, 2008, the fair value of our portfolio would decline by approximately $395,000.
The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at:

	March 31, 2008			December 31, 2007
			Average			Average
		Fair Value	Interest		Fair Value	Interest
	Maturity	(In millions)	Rate	Maturity	(In millions)	Rate
Cash equivalents, fixed rate	0 – 3 months	$271.9	2.64%	0 – 2 months	$160.0	4.79%
Marketable securities, fixed rate	0 – 24 months	$180.3	3.19%	0 – 12 months	$308.0	4.75%
We did not hold any derivative instruments as of March 31, 2008, and we have not held derivative instruments in the past. However, our investment policy does allow us to use derivative financial instruments for the purposes of hedging foreign currency denominated obligations. Our cash flows are denominated in U.S. dollars.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2008.
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
There are competing therapies approved for the treatment of advanced kidney cancer, and there are several competing therapies in development for advanced kidney cancer and liver cancer. We expect the number of approved therapies to increase, which could harm the prospects for Nexavar.
There are several competing therapies approved for the treatment of kidney cancer and, in addition, several companies are developing novel multi-kinase inhibitors, antiangiogenic agents and other targeted therapies for the treatment of kidney cancer. The market is highly competitive, and we expect the competition to increase as additional products are approved to treat this type of cancer, which could lead to a decrease in our market share.
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
In addition, GlaxoSmithKline and Novartis also have agents in randomized Phase 3 clinical trials for second-line advanced kidney cancer. Pazopanib, a multi-kinase inhibitor, and RAD-001, an mTOR inhibitor, are both expected to have results from these Phase 3 trials in 2008. In February 2008, Novartis announced that an independent review committee had stopped a late-stage trial of its experimental kidney cancer drug everolimus, previously known as RAD001, because the study had met its goal of progression-free survival in advanced kidney cancer patients.
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
The successful introduction of other new therapies to treat kidney cancer or liver cancer could significantly reduce the potential market for Nexavar in these indications. There are also competing therapies in development for liver cancer. Decreased demand for Nexavar would harm our ability to realize revenue and profits from Nexavar, which could cause our stock price to fall.
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
If our ongoing and planned clinical trials fail to demonstrate that Nexavar is safe and effective or we are unable to obtain necessary regulatory approvals, we will be unable to expand the commercial market for Nexavar and our business may fail.*

In collaboration with Bayer, we are conducting multiple clinical trials of Nexavar. We are currently conducting a number of clinical trials of Nexavar alone or in combination with other anticancer agents in kidney, liver, non-small cell lung, breast, melanoma, and other cancers including a number of Phase 3 clinical trials.
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
While we and Bayer have received marketing approval for Nexavar in the United States, the European Union and other geographies, to treat liver cancer, many regulatory authorities have not completed their review of the submissions and any review may not result in marketing approval by these other authorities in this indication. In addition, though Nexavar is approved for the treatment of patients with liver cancer in the European Union and elsewhere, certain countries require pricing to be established before reimbursement for this indication may be obtained. We may not receive pricing approvals at favorable levels or at all, which could harm our ability to broadly market Nexavar.
Nexavar has not been approved in cancer types other than kidney and liver cancer. Success in one or even several cancer types does not indicate that Nexavar would be approved or have successful clinical trials in other cancer types. For example, in February 2006 we and Bayer initiated a Phase 3 clinical trial in combination with carboplatin and paclitaxel in patients with non-small cell lung cancer, or NSCLC, and this trial failed to show Nexavar’s efficacy in treating NSCLC. In February 2008, this clinical trial was stopped early following a planned interim analysis when the independent DMC concluded that the study would not meet its primary endpoint of improved overall survival. Although other NSCLC trials are ongoing, Nexavar may never be approved for this indication. In addition, higher mortality was observed in the subset of patients with squamous cell carcinoma of the lung treated with Nexavar and carboplatin and paclitaxel versus those treated with carboplatin and paclitaxel alone. Based on this observation, further enrollment of squamous cell carcinoma of the lung has been suspended from ongoing NSCLC trials sponsored by us. Other cancer types with a histology similar to squamous cell carcinoma of the lung may yield a similar adverse treatment outcome. If so, patients having this histology may be excluded from ongoing and future clinical trials, which would reduce the number of patients that could potentially receive Nexavar.
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
We are subject to a number of risks associated with our dependence on our collaborative relationship with Bayer, including:
•	adverse decisions by Bayer regarding the amount and timing of resource expenditures for the development and commercialization of Nexavar;

•	possible disagreements as to development plans, including clinical trials or regulatory approval strategy;

•	the right of Bayer to terminate its collaboration agreement with us on limited notice and for reasons outside our control;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•	withdrawal of support by Bayer following the development or acquisition by it of competing products;

•	changes in key management personnel at Bayer that are members of the collaboration’s executive team; and

•	possible disagreements with Bayer regarding the collaboration agreement or ownership of proprietary rights.
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
In addition, as a result of our adoption of SFAS 123(R), we must measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, the magnitude of the expense that we must recognize may vary significantly. Any such variance from one period to the next could cause a significant fluctuation in our operating results.
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
Nexavar or any future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community or the market may not be as large as forecasted. One factor that may affect market acceptance of Nexavar or any future products we may develop is the availability of third-party reimbursement. Our commercial success may depend, in part, on the availability of adequate reimbursement for patients from third-party healthcare payors, such as government and private health insurers and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and services, especially in global markets, and their reimbursement practices may affect the price levels for Nexavar. In addition, the market for Nexavar may be limited by third-party payors who establish lists of approved products and do not provide reimbursement for products not listed. If Nexavar is not on the approved lists, our sales may suffer. Changes in government legislation or regulation, such as the Medicare Act, including Medicare Part D, or changes in private third-party payors’ policies towards reimbursement for our products may reduce reimbursement of our product costs and increase the amounts that patients have to pay themselves. There are also non-government organizations that can influence the use of Nexavar and reimbursement decisions for Nexavar. For example, the National Comprehensive Cancer Network, or NCCN, a not-for-profit alliance of cancer centers has issued guidelines for the use of Nexavar in the treatment of advanced kidney cancer and unresectable liver cancer. These guidelines may affect treating physicians’ use of Nexavar in treatment-naïve advanced kidney and liver cancer patients.

Nexavar’s success in Europe will also depend largely on obtaining and maintaining government reimbursement because, in many European countries, patients will not use prescription drugs that are not reimbursed by their governments. Negotiating prices with governmental authorities can delay commercialization by twelve months or more. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis. For example, in Europe as in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Further reimbursement policies are subject to change due to economic, political or competitive factors. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending.
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
We do not, however, have the right to co-promote Nexavar in any country outside the United States, and we are dependent solely on Bayer to promote Nexavar in foreign countries where Nexavar is approved. In all foreign countries, except Japan, Bayer will first receive a portion of the product revenues to repay Bayer for its foreign commercialization infrastructure, before determining our share of profits and losses. In Japan, we will receive a royalty on any sales of Nexavar.

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
Under the terms of the collaboration agreement, we and Bayer must agree on the development plan for Nexavar. If we and Bayer cannot agree, clinical trial progress could be significantly delayed or halted. Further, if we or Bayer cease funding development of Nexavar under the collaboration agreement, then that party will be entitled to receive a royalty, but not to share in profits. Bayer could, upon 60 days notice, elect at any time to terminate its co-funding of the development of Nexavar. If Bayer terminates its co-funding of Nexavar development, we may be unable to fund the development costs on our own and may be unable to find a new collaborator, which could cause our business to fail.
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
Our net loss for the years ended December 31, 2007, 2006 and 2005 was $34.2 million, $92.7 million and $95.2 million, respectively. As of March 31, 2008, we had an accumulated deficit of approximately $457.2 million. We have incurred these losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We may continue to incur operating losses as we and Bayer expand our development and commercial activities.
We have made significant expenditures towards the development and commercialization of Nexavar and may never realize sufficient product sales to offset these expenditures. Our ability to achieve and maintain consistent profitability depends upon success by us and Bayer in marketing the approved product, completing development of Nexavar and obtaining the required regulatory approvals.
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
In December 2005, the FDA granted full approval for the treatment of patients with advanced kidney cancer. In July 2006, the European Commission granted marketing authorization for Nexavar for the treatment of patients with advanced kidney cancer who have failed prior interferon-alpha or interleukin-2 based therapy or are considered unsuitable for such therapy. To date, Nexavar has received approvals in over 70 territories worldwide including the United States and all of the major European countries for the treatment of advanced kidney cancer. In the fourth quarter of 2007, Nexavar was approved by the FDA and European Union for the treatment of patients with liver cancer.
While Nexavar is currently approved in Europe for the treatment of liver cancer, reimbursement discussions for this indication are ongoing in several European countries. Nexavar is also approved for liver cancer in Canada, several Latin American countries and currently only in a limited number of Asian countries, including Korea. In addition, Bayer has filed for the liver cancer indication in a number of regions, including Asia, notably, China and Taiwan. Additional foreign regulatory authorities may not, however, be satisfied with the safety and efficacy data submitted in support of these foreign applications for liver cancer, which could result in non-approval, a requirement of additional clinical trials, further analysis of existing data or a restricted use of Nexavar. Lack of marketing approval in a particular country would prevent us from selling Nexavar in that country, which could harm our business. In addition, we and Bayer will be required to negotiate the price of Nexavar with European governmental authorities in order for Nexavar to be eligible for government reimbursement. In many European countries, patients will not use prescription drugs that are not reimbursable by their governments. European price negotiations could delay commercialization in a particular country by twelve months or more. In some countries, where liver cancer is common, the healthcare systems are limited and reimbursement for Nexavar is not available, which will limit or slow adoption.
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
In the case of Nexavar, the global patent applications related to this product candidate are held by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. Bayer has a United States Patent that covers pharmaceutical compositions of Nexavar which will expire in 2022. Based on a review of the public patent databases, Bayer also has a European Patent that covers Nexavar, which will expire in 2020. Bayer has other patent applications that are pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extensions, either in the U.S. or abroad, the entitlement to and the term of which cannot presently be calculated, in part because Bayer does not share with us information related to its Nexavar patent portfolio. As of March 31, 2008, we owned or had licensed rights to 60 United States patents and 27 United States patent applications and, generally, the foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert Company, now Pfizer, or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.
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
Limited foreign intellectual property protection and compulsory licensing could limit our revenue opportunities.*
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Some companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries, including certain countries in Europe and developing countries, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, Bayer, the owner of the Nexavar patent estate, may have limited remedies if the Nexavar patents are infringed or if Bayer is compelled to grant a license of Nexavar to a third party, which could materially diminish the value of those patents that cover Nexavar. If compulsory licenses were extended to include Nexavar, this could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection, which may make it difficult to stop infringement. Many countries limit the enforceability of patents against government agencies or government contractors. These factors could also negatively affect our revenue opportunities in those countries.

We may incur significant liability if it is determined that we are promoting the “off-label” use of drugs or are otherwise found in violation of federal and state regulations in the United States or elsewhere.
Physicians may prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Physicians may prescribe Nexavar for the treatment of cancers other than advanced kidney cancer or liver cancer, although neither we nor Bayer are permitted to promote Nexavar for the treatment of any indication other than advanced kidney cancer or liver cancer. The FDA and other regulatory agencies have not approved the use of Nexavar for any other indications. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict communications on the subject of off-label use. Companies may not promote drugs for off-label uses. Accordingly, prior to approval of Nexavar for use in any indications other than advanced kidney cancer or liver cancer, we may not promote Nexavar for these indications. The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. A company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.
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
There may be new accounting pronouncements or regulatory rulings, which may have an effect on our future financial position and results of operations. For example, in December 2004, the Financial Accounting Standards Board, or FASB, issued a revision of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation.” The revision is referred to as “SFAS 123(R) — Share-Based Payment,” which supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We adopted SFAS 123(R) using the modified prospective basis on January 1, 2006. The adoption of SFAS 123(R) had a material adverse impact on our results of operations and our net loss per share. For example, as a result of our adoption of SFAS 123(R), for the quarter ended March 31, 2008 our net income decreased by $5.2 million, or $0.09 per basic and diluted share, and for the quarter ended March 31, 2007 our net loss increased by $3.0 million, or $0.06 per share. Similar to SFAS 123(R), the FASB could issue other new accounting pronouncements that could affect our future financial position and results of operations.
Our stock price is volatile.
Our stock price is volatile and is likely to continue to be volatile. In the period beginning January 1, 2004 and ending March 31, 2008, our stock price ranged from a high of $59.50 and a low of $10.44. A variety of factors may have a significant affect on our stock price, including:
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
Our executive officers, directors and 5% stockholders own, in the aggregate, approximately 20% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.
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
A portion of our investment portfolio is invested in auction rate securities, and if auctions continue to fail for amounts we have invested, our investment will not be liquid. If the issuer of an auction rate security that we hold is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of our investment through an impairment charge to earnings.*
A portion of our investment portfolio is invested in auction rate securities. The underlying assets of these securities are student loans substantially backed by the federal government. Due to adverse developments in the credit markets, beginning in February 2008 these securities have experienced failures in the auction process. When an auction fails for amounts we have invested, the investment becomes illiquid. In the event of an auction failure, we are not able to access these funds until a future auction on these investments is successful. We have reclassified these securities from short-term to long-term investments, and if the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge to earnings.
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
Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

3.1 (1)	Restated Certificate of Incorporation of the Company.

3.2 (2)	Bylaws of the Company.

3.3 (3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (1)	Specimen Stock Certificate.

10.21 (5) +	Bonuses for Fiscal Year 2007 and Base Salaries for Fiscal Year 2008 for Named Executive Officers.

10.22 (6) +	Employment Agreement between the Company and N. Anthony Coles, M.D., dated as of February 22, 2008.

10.23 (6) +	Executive Change in Control Severance Benefits Agreement between the Company and N. Anthony Coles, M.D., dated as of February 22, 2008.

10.24 (6) +	Retirement Agreement between the Company and Hollings C. Renton, dated as of February 22, 2008.

31.1 (7)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (7)	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (7)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 25, 2007.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(5)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 8, 2008.

(6)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 26, 2008.

(7)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc.

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

ONYX PHARMACEUTICALS, INC.

Date: May 6, 2008	By:	/s/ N. Anthony Coles

N. Anthony Coles
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2008	By:	/s/ Gregory W. Schafer

Gregory W. Schafer
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1 (1)	Restated Certificate of Incorporation of the Company.

3.2 (2)	Bylaws of the Company.

3.3 (3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (1)	Specimen Stock Certificate.

10.21 (5) +	Bonuses for Fiscal Year 2007 and Base Salaries for Fiscal Year 2008 for Named Executive Officers.

10.22 (6) +	Employment Agreement between the Company and N. Anthony Coles, M.D., dated as of February 22, 2008.

10.23 (6) +	Executive Change in Control Severance Benefits Agreement between the Company and N. Anthony Coles, M.D., dated as of February 22, 2008.

10.24 (6) +	Retirement Agreement between the Company and Hollings C. Renton, dated as of February 22, 2008.

31.1 (7)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (7)	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (7)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 25, 2007.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(5)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 8, 2008.

(6)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 26, 2008.

(7)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.