Form 10-Q
period 2008-06-30
ONYX PHARMACEUTICALS INC
filed 2008-08-05
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐  No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 56,135,051 as of July 31, 2008.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$236,947	$161,653
Marketable securities	190,438	307,997
Receivable from collaboration partner	30,293	4,702
Prepaid expenses and other current assets	9,419	6,304

Total current assets	467,097	480,656
Marketable securities, non-current	43,830	—
Property and equipment, net	2,529	3,146
Other assets	274	281

	$513,730	$484,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,127	$271
Payable to collaboration partner	5,511	—
Accrued liabilities	3,718	2,065
Accrued clinical trials and related expenses	5,442	3,323
Accrued compensation	3,801	5,782

Total current liabilities	19,599	11,441

Advance from collaboration partner	24,861	39,234
Deferred rent and lease incentives	1,218	1,171

Commitments and contingencies

Stockholders’ equity:
Common stock	56	56
Receivable from stock option exercises	(240)	(23)
Additional paid-in capital	922,085	904,506
Accumulated other comprehensive gain (loss)	(1,083)	356
Accumulated deficit	(452,766)	(472,658)

Total stockholders’ equity	468,052	432,237

	$513,730	$484,083

See accompanying notes.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per		(In thousands, except per
	share amounts)		share amounts)
Net revenue from unconsolidated joint business	$30,199	$7,470	$67,937	$10,495
Operating expenses:
Research and development	8,625	6,448	16,062	11,982
Selling, general and administrative	19,822	15,712	39,667	28,895

Total operating expenses	28,447	22,160	55,729	40,877

Income (loss) from operations	1,752	(14,690)	12,208	(30,382)
Investment income	2,662	3,864	7,933	7,361

Income (loss) before income taxes	4,414	(10,826)	20,141	(23,021)
Provision (benefit) for income taxes	(60)	—	249	—

Net income (loss)	$4,474	$(10,826)	$19,892	$(23,021)

Net income (loss) per share:
Basic	$0.08	$(0.22)	$0.36	$(0.49)

Diluted	$0.08	$(0.22)	$0.35	$(0.49)

Shares used in computing net income (loss) per share:
Basic	55,675	48,242	55,531	47,265

Diluted	56,472	48,242	56,534	47,265

See accompanying notes.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$19,892	$(23,021)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized gains on sales of marketable securities	(483)	—
Depreciation and amortization	672	434
Stock-based compensation	9,884	7,145
Changes in operating assets and liabilities:
Receivable from collaboration partner	(25,591)	2,177
Prepaid expenses and other current assets	(3,115)	(2,891)
Other assets	7	(105)
Accounts payable	856	257
Payable to collaboration partner	—	(8,391)
Accrued liabilities	1,653	500
Accrued clinical trials and related expenses	2,119	(4,605)
Accrued compensation	(1,981)	111
Deferred rent and lease incentives	47	727

Net cash provided by (used in) operating activities	3,960	(27,662)

Cash flows from investing activities:
Purchases of marketable securities	(208,558)	(175,671)
Sales of marketable securities	82,916	—
Maturities of marketable securities	198,415	112,549
Capital expenditures	(55)	(2,343)

Net cash provided by (used in) investing activities	72,718	(65,465)

Cash flows from financing activities:
Purchases of treasury stock	(529)	—
Advance from (payment to) collaboration partner	(8,862)	—
Net proceeds from issuances of common stock	8,007	212,947

Net cash provided by (used in) financing activities	(1,384)	212,947

Net increase in cash and cash equivalents	75,294	119,820
Cash and cash equivalents at beginning of period	161,653	94,413

Cash and cash equivalents at end of period	$236,947	$214,233

See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other future operating periods.
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
Note 2. Net Revenue from Unconsolidated Joint Business
Nexavar is currently marketed and sold primarily in the United States and the European Union for the treatment of advanced kidney cancer and liver cancer. Nexavar also has regulatory applications pending in other territories internationally. The Company co-promotes Nexavar in the United States with Bayer Healthcare Pharmaceuticals Corporation Inc., (Bayer) under collaboration and co-promotion agreements. In March 2006, the Company and Bayer entered into a Co-Promotion Agreement to co-promote Nexavar in the United States. This agreement amends the original 1994 Collaboration Agreement and supersedes the provisions of that agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the Collaboration Agreement continue to govern. Under the terms of the Co-Promotion Agreement and consistent with the Collaboration Agreement, the Company and Bayer will share equally in the worldwide profits or losses of Nexavar, if any, subject only to the Company’s continued co-funding of the development costs of Nexavar worldwide, excluding Japan, and the Company’s continued co-promotion of Nexavar in the United States. Outside of the United States, excluding Japan, Onyx reimburses Bayer a fixed percentage of sales to reimburse Bayer for their marketing infrastructure before receiving its share of profits. In the United States, the Company contributes half of the overall number of sales force personnel required to market and promote Nexavar and half of the medical science liaisons to support Nexavar. In the United States, the Company and Bayer each bears their own sales force and medical science liaison expenses. These expenses are not included in the calculation of the profits or losses of the collaboration. The collaboration was created through a contractual arrangement, not through a joint venture or other legal entity. In Japan, Bayer funds all product development, and the Company receives a single-digit royalty on sales.
The Company reports the amount due to or from Bayer to balance the companies’ economics under the Nexavar collaboration as a single line item. This line item consists of the Company’s share of the pretax collaboration profit or loss generated from the collaboration, the reimbursement of the Company’s shared marketing and research and development costs related to Nexavar and royalty revenue. Under the collaboration, Bayer recognizes all revenue from the sale of Nexavar worldwide.
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

Net revenue from unconsolidated joint business was $30.2 million and $67.9 million for the three and six months ended June 30, 2008, respectively. Net revenue from unconsolidated joint business was $7.5 million and $10.5 million for the three and six months ended June 30, 2007, respectively. The amounts are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Onyx’s share of collaboration profit (loss)	$16,233	$(1,405)	$42,091	$(5,834)
Reimbursement of Onyx’s direct development and marketing expenses	13,128	8,875	25,008	16,329
Royalty revenue	838	—	838	—

Net revenue from unconsolidated joint business	$30,199	$7,470	$67,937	$10,495

The Company’s share of the development costs incurred since inception under the collaboration was $343.0 million as of June 30, 2008 and $253.0 million as of June 30, 2007.
Note 3. Fair Value Measurements
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for all financial assets and liabilities. The adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations or cash flow.
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
As of June 30, 2008, the Company’s fair value hierarchies for its financial assets, which require fair value measurement on a recurring basis under SFAS 157, are as follows:

	Level 1	Level 2	Level 3	Total
		(In thousands)
Money market funds	$143,133	$—	$—	$143,133
Commercial paper	—	69,698	—	69,698
Auction rate securities	—	—	48,830	48,830
U.S. government agencies	—	72,008	—	72,008
U.S. treasury bills	134,527	—	—	134,527

Total	$277,660	$141,706	$48,830	$468,196

Level 3 assets consist of securities with an auction reset feature (“auction rate securities”), which are classified as available for sale securities and reflected at fair value. In February 2008, auctions began to fail for these securities and each auction for the majority of these securities since then has failed. As of June 30, 2008 the fair values of these securities are estimated utilizing a discounted cash flow analysis. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2008:

Auction Rate Securities
(In thousands)

Balance at December 31, 2007	$50,000
Unrealized loss:
In other comprehensive income	(1,170)
In earnings	—

Balance at June 30, 2008	$48,830

As a result of the temporary decline in fair value of the Company’s auction rate securities, which the Company attributes to liquidity rather than credit issues, the Company has recorded an unrealized loss of $1.2 million included in the accumulated other comprehensive income (loss) line of stockholders’ equity. All of the auction rate securities held by the Company at June 30, 2008, consist of securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and the Company’s belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, the Company has classified $43.8 million of these auction rate securities as non-current marketable securities on the unaudited Condensed Balance Sheet. The remaining $5 million owned in auction rate securities is classified as current based on the amount redeemed in July 2008. Any future fluctuation in fair value related to the non-current marketable securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any decline in fair value is other than temporary, it will record a charge to earnings as appropriate.
Note 4. Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments with original maturities of three months or less. Marketable securities consist of securities that are classified as “available for sale” under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”). Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income or loss within stockholders’ equity. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income.
The Company’s investment portfolio includes $50 million of AAA rated securities with an auction reset feature (“auction rate securities”) that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to Libor or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Due to the failures in the auction processes, these securities are not currently liquid. Of the $50 million auction rate securities, $5 million in securities were redeemed at par in July 2008. Therefore, the Company has classified $5 million of these auction rate securities as current marketable securities and the remaining $43.8 million as non-current marketable securities on the accompanying unaudited Condensed Balance Sheet at June 30, 2008. The Company has reduced the carrying value of the marketable securities classified as non-current by $1.2 million through accumulated other comprehensive income or loss instead of earnings, which reflects a temporary impairment on these securities. Of the $50 million invested in failed auction rate securities, the Company estimates the fair value to be $43.8 million for the non-current auction rate securities based on a discounted cash flow model and $5 million for the current auction rate securities based on the amount redeemed in July 2008.
Note 5. Stock-Based Compensation
The Company accounts for stock-based compensation to employees and directors in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), which was adopted January 1, 2006, utilizing the modified prospective transition method. Total employee stock-based compensation expense was $4.3 million and $3.6 million for the three months ended June 30, 2008 and 2007, respectively, and $9.5 million and

$6.6 million for the six months ended June 30, 2008 and 2007, respectively. The stock-based compensation expense for the six months ended June 30, 2008 includes $2.0 million for the modifications of stock-based awards relating to two employees. The terms of the modifications included accelerated vesting and the extension of the vesting period for stock-based awards previously granted.
Employee Stock Plans
In May 2008, the stockholders approved an amendment to the 2005 Equity Incentive Plan (Incentive Plan), to increase the number of shares of common stock authorized for issuance under the Incentive Plan by 3,100,000 shares, to a total of 12,260,045 shares.
Valuation Assumptions
As of June 30, 2008 and 2007, the fair value of stock-based awards for employee stock option awards and employee stock purchases made under the ESPP was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock Option Plans:
Risk-free interest rate	2.89%	4.58%	2.85%	4.70%
Expected life	4.4 years	4.3 years	4.4 years	4.3 years
Expected volatility	64%	64%	64%	64%
Expected dividends	None	None	None	None
Weighted average option fair value	$18.42	$16.06	$17.09	$13.55

Stock Bonus Awards:
Expected life	3 years	3 years	3 years	3 years
Expected dividends	None	None	None	None
Weighted average fair value per share	$35.67	$24.84	$30.77	$24.84

ESPP:
Risk-free interest rate	3.34%	5.17%	3.34%	5.17%
Expected life	6 months	6 months	6 months	6 months
Expected volatility	64%	60%	64%	60%
Expected dividends	None	None	None	None
Weighted average shares fair value	$17.18	$4.97	$17.18	$4.97
Note 6. Net Income (Loss) Per Share

Basic net income (loss) per share amounts for each period presented were computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share amounts for each period presented were computed using the weighted average number of potential dilutive common shares issuable in connection with stock-based awards and warrants under the treasury stock method. Dilutive net income per share does not include the effect of 2,579,015 and 1,488,990 stock-based awards that were outstanding during the three and six months ended June 30, 2008, respectively. These stock-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such stock-based awards combined with the average unamortized compensation costs were greater than the average market price of our common stock, and, therefore, their effect would have been antidilutive. Potential dilutive common shares outstanding consisting of 5,220,068 stock-based awards and warrants were not included in the computation of diluted net loss per share for the three and six months ended June 30, 2007 because their effect would have been antidilutive.
Note 7. Comprehensive Income (Loss)
Comprehensive income (loss) is composed of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net income (loss) and reported separately in stockholders’ equity. Comprehensive income (loss) and its components are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income (loss) — as reported	$4,474	$(10,826)	$19,892	$(23,021)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	405	5	(1,439)	78

Comprehensive income (loss)	$4,879	$(10,821)	$18,453	$(22,943)

Note 8. Long-Term Obligations
The Company previously received $40.0 million in development payments from Bayer pursuant to its collaboration agreement. These development payments contain no provision for interest. These development payments are repayable to Bayer from a portion of the Company’s share of collaboration profits after deducting certain contractually agreed upon expenditures. As of June 30, 2008, $9.6 million of these development payments has been repaid to Bayer leaving a remaining balance of $30.4 million. Based on the collaboration profit for the quarter ended June 30, 2008, $5.5 million was reclassified as a current liability on the Company’s accompanying balance sheet as of June 30, 2008.
Note 9. Income Taxes
The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company continues to carry a full valuation allowance on all of its deferred tax assets. All tax years remain subject to examination by the taxing jurisdictions to which the Company is subject.
For the quarter ended June 30, 2008, in accordance with APB 28, “Interim Financial Reporting,” and Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — and Interpretation of APB Opinion No. 28,” the Company calculated its income tax provision on a year-to-date basis instead of estimating its annual effective tax rate. Therefore, the Company recorded an income tax benefit of $60,000 for the three months ended June 30, 2008 and a provision for income taxes of $249,000 for the six months ended June 30, 2008 related to income from operations. Based on the Company’s ability to fully offset federal taxable income with its net operating loss carryforwards, the Company’s estimated tax expense is principally related to federal alternative minimum tax.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Quarterly Report on Form 10-Q, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “predict,” “potential,” “believe,” “should” and similar expressions to identify forward-looking statements. These statements appearing throughout our Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations and the development and commercialization of Nexavar. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those set forth under Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Overview
We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. With our collaborators, we are developing small molecule drugs with the goal of changing the way cancer is treated TM. We are applying our expertise to develop and commercialize oral anticancer therapies designed to prevent cancer cell proliferation and angiogenesis by inhibiting proteins that signal or support tumor growth. By exploiting the genetic differences between cancer cells and normal cells, we aim to develop and market novel anticancer agents that minimize damage to healthy tissue. Our first commercially available product, Nexavar® (sorafenib) Tablets, being developed with our collaborator, Bayer HealthCare Pharmaceuticals Inc., or Bayer, is approved in the United States, European Union and other territories worldwide, for advanced kidney cancer and liver cancer. Nexavar is a novel, orally available kinase and angiogenesis inhibitor, a new class of anticancer treatments that target signaling pathways important to the proliferation of cancer cells. In December 2005 Nexavar became the first newly approved systemic therapy for patients with advanced kidney cancer in over a decade. Subsequently, in the fourth quarter of 2007, Nexavar was approved as the first and is currently the only systemic therapy for the treatment of patients with liver cancer. With our collaborator, Bayer, we are commercializing Nexavar ® (sorafenib) tablets, for the treatment of patients with advanced kidney cancer and liver cancer. Nexavar is now approved in more than 70 countries for the treatment of advanced kidney cancer and in more than 40 countries for the treatment of liver cancer with additional approvals pending. In the United States, Bayer and Onyx co-promote Nexavar. Outside of the United States, Bayer manages all commercialization activities. For the quarters ended June 30, 2008 and 2007, total worldwide net sales of Nexavar as recorded by Bayer were $168.5 and $81.3 million, respectively.
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
We and Bayer are developing and marketing Nexavar under our collaboration and co-promotion agreements. We fund 50% of the development costs for Nexavar worldwide, excluding Japan. With Bayer, we co-promote Nexavar in the United States and share equally in any profits or losses. Outside of the United States, excluding Japan, Bayer has exclusive marketing and commercialization rights of Nexavar and we share profits equally. In Japan, Bayer funds all product development, and we receive a single-digit royalty on sales.
We have had significant losses since our inception. Our ability to achieve continued and sustainable profitability is uncertain and is dependant on a number of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the ability of Bayer’s distribution network to process and ship product on a timely basis, investments in sales and marketing efforts to support the sales of Nexavar, Bayer and our investments in the research and development of Nexavar, fluctuations in foreign exchange rates, and expenditures we may incur to acquire additional products. Our operating results will likely fluctuate from fiscal quarter to fiscal quarter and from year to year, and are difficult to predict. Since inception, we have relied on public and private financings, combined with milestone payments from our collaborators to fund our operations and may continue to do so in future periods. As of June 30, 2008, our accumulated deficit was approximately $452.8 million.

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
Results of Operations
Three and six months ended June 30, 2008 and 2007
Revenue
Nexavar, our only marketed product, was approved in the U.S. in December 2005. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the three and six months ended June 30, 2008 and 2007, we reported no revenue from product sales. For the three and six months ended June 30, 2008, total Nexavar net sales as recorded by Bayer, which include revenue subject to royalty, were $168.5 million and $320.4 million, respectively, primarily from sales in the United States and the European Union. The increase in total Nexavar net sales recorded by Bayer represents an increase of $87.2 million, or 107%, and $178.2 million, or 125%, over total Nexavar net sales of $81.3 million and $142.2 million recorded by Bayer for the three and six months ended June 30, 2007, respectively.
Net Revenue from Unconsolidated Joint Business
Nexavar is currently marketed and sold in the United States, several countries in the European Union and other countries worldwide. We co-promote Nexavar in the United States with Bayer under a collaboration agreement. Under the terms of the collaboration agreement, we share equally in the worldwide profits or losses of Nexavar, if any, subject only to our continued co-funding of the development costs of Nexavar worldwide, excluding Japan, and our continued promotion of Nexavar in the United States. In the United States, we contribute half of the overall number of sales force personnel required to market and promote Nexavar and half of the medical science liaisons to support Nexavar. In the United States, Onyx and Bayer each bears their own sales force and medical science liaison expenses. These expenses are not included in the calculation of the profits or losses of the collaboration. In Japan, Bayer funds all product development, and we receive a single-digit royalty on sales.
We report the amount due to or from Bayer to balance the companies’ economics under the Nexavar collaboration as a single line item. This line item consists of Onyx’s share of the pretax collaboration profit (loss) generated from the collaboration, the reimbursement of Onyx’s marketing and research and development costs related to Nexavar and royalty revenue. Net revenue from unconsolidated joint business for the three and six months ended June 30, 2008 and 2007 is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Nexavar product revenue, net (as recorded by Bayer)	$168,520	$81,332	$320,416	$142,212

Revenue subject to profit sharing, (as recorded by Bayer)	156,547	81,332	308,443	142,212
Combined cost of goods sold, distribution, selling, general and administrative expenses	80,135	49,285	142,838	85,734
Combined research and development expenses	43,946	34,856	81,424	68,146

Combined collaboration profit (loss)	$32,466	$(2,809)	$84,181	$(11,668)

Onyx’s share of collaboration profit (loss)	$16,233	$(1,405)	$42,091	$(5,834)
Reimbursement of Onyx’s direct development and marketing expenses	13,128	8,875	25,008	16,329
Royalty revenue	838	—	838	—

Net revenue from unconsolidated joint business	$30,199	$7,470	$67,937	$10,495

For the three and six months ended June 30, 2008, net revenue from unconsolidated joint business was $30.2 million and $67.9 million, respectively. For the three and six months ended June 30, 2007, net revenue from unconsolidated joint business was $7.5 million and $10.5 million, respectively. The increase in net revenue from unconsolidated joint business is primarily due to an increase in Nexavar product sales recognized by Bayer and royalty income offset by increases in the combined commercial expenses to support the launch of Nexavar around the world and increased development expenses for Nexavar primarily related to ongoing clinical trials in liver cancer, lung cancer and breast cancer.
Net revenue due from unconsolidated joint business increases/decreases with changes in the profitability of the collaboration and with changes in the amount of reimbursement for our direct development and marketing expenses. We expect Bayer’s and our shared Nexavar research and development expenses to increase in future periods as the companies develop Nexavar for indications beyond liver and advanced kidney cancer. With the ongoing launch activities for Nexavar and pending approvals in many international territories, we also expect Bayer’s and our shared cost of goods sold, distribution, selling and general administrative expense to increase as Bayer continues to expand Nexavar marketing and sales activities outside of the United States.
Research and Development Expenses
Research and development expenses were $8.6 million for the three months ended June 30, 2008, a net increase of $2.2 million, or 34%, from $6.4 million in the same period in 2007. For the six months ended June 30, 2008, research and development expenses were $16.1 million, a net increase of $4.1 million, or 34%, from $12.0 million in the same period in 2007. These increases are primarily due to the increase in headcount and funding related to activities in our breast cancer program for Nexavar partially offset by a decrease in activities in the melanoma program for Nexavar.
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
Together with Bayer, we have implemented a broad-based global development strategy for Nexavar that implements simultaneous clinical programs currently designed to expand the number of approved indications of Nexavar and evaluate the use of Nexavar in new and/or novel combinations. Our global development plan has included major Phase 3 studies in lung, kidney and liver in the past, and currently includes additional major Phase 3 clinical trials in metastatic melanoma comparing the administration of Nexavar in combination with the chemotherapeutics carboplatin and paclitaxel, as well as Nexavar with standard chemotherapeutic agents in non-small cell lung cancer. The completion dates of these trials are currently unknown. As of June 30, 2008, our share of the Nexavar development costs incurred to date under the collaboration were $343.0 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $19.8 million for the three months ended June 30, 2008, a net increase of $4.1 million, or 26%, from $15.7 million in the same period in 2007. For the six months ended June 30, 2008, selling, general and administrative expenses were $39.7 million, a net increase of $10.8 million, or 37%, from $28.9 million in the same period in 2007. The increases for the three and six months ended June 30, 2008 are due to Onyx incurring more of the shared marketing expenses in the United States and an increase in headcount in the commercial and administrative functions, including executive and corporate development, to support our planned growth. Additionally, the six months ended June 30, 2008 included non-recurring employee related expenses consisting of $2.0 million for modifications of previously granted stock-based awards for two employees and $2.0 million for compensation, search fees and other expenses related to the transition of the chief executive officer.
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
Investment Income
Investment income consists of interest income and realized gains or losses from the sale of marketable securities. We had investment income of $2.7 million for the three months ended June 30, 2008, a decrease of $1.2 million from $3.9 million in the same period in 2007. The decrease is due to lower interest rates and a change in the asset allocation of our investment portfolio. For the six months ended June 30, 2008, we recorded investment income of $7.9 million, an increase of $0.5 million from $7.4 million in the same period in 2007. The increase was primarily due to higher average investment balances for the six months ended June 30, 2008 offset by lower interest rates from the change in the asset allocation of our investment portfolio.
Liquidity and Capital Resources
Except for 2008, we have incurred significant losses since our inception, and we have relied primarily on public and private financing, combined with milestone payments received from our collaborations to fund our operations.
At June 30, 2008, we had cash, cash equivalents and current and non-current marketable securities of $471.2 million, compared to $469.7 million at December 31, 2007. The increase of $1.5 million was primarily attributable to net cash provided by operations of $4.0 million. This cash provided by operations was partially offset by net cash used in financing activities of $1.4 million in the six-month period ended June 30, 2008.
Our collaboration agreement with Bayer entitles us to receive creditable milestone-based payments. These amounts are interest-free and are repayable to Bayer from a portion of any of our collaboration profits and royalties. We previously received a total of $40.0 million of milestone payments from Bayer in connection with the approval of Nexavar. As of June 30, 2008, $9.6 million of these development payments has been repaid to Bayer leaving a remaining balance of $30.4 million. Based on the collaboration profit for the three months ended June 30, 2008, $5.5 million has been reclassified as a current liability on our accompanying unaudited Condensed Balance Sheet at of June 30, 2008.
Total capital expenditures, primarily for furniture and information technology software, for the six-month period ended June 30, 2008, were approximately $55,000. We currently expect to make capital expenditures of approximately $3.6 million for the remainder of 2008 for leasehold improvements, furniture and equipment, and information technology software.
Our investment portfolio includes $50 million of AAA rated securities with an auction reset feature (“auction rate securities”) collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to Libor or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Due to failures in the auction processes, these securities are not currently liquid. Of the $50 million auction rate securities, $5 million in securities was redeemed at par in July 2008. Therefore, we have classified $5 million of these auction rate securities as current marketable securities and the remaining $45 million as non-current marketable securities on the accompanying unaudited Condensed Balance Sheet at June 30, 2008. We have reduced the carrying value of these marketable securities by $1.2 million through accumulated other comprehensive income or loss instead of earnings, which reflects a temporary impairment on these securities. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. Of the $50 million invested in failed auction rate securities, we estimate the fair value to be $48.8 million, which is comprised of $5 million in current marketable securities for the securities redeemed in July 2008 and $43.8 million of non-current marketable securities based on a discounted cash flow model. The discounted cash flow model used to value the non-current marketable securities is based on a specific term and liquidity assumptions. An increase in either of these assumptions could result in a $500,000 decrease in value. Alternatively, a decrease in either of the assumptions could result in a $600,000 increase in value.
Currently, we believe the marketable securities classified as non-current are not other-than-temporarily impaired as all of them are substantially backed by the federal government, but it is not clear in what period of time they will be settled. We believe that, even after reclassifying these securities to non-current and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and current marketable securities will be sufficient to meet our anticipated cash needs for at least the next twelve months.
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
Recently Issued Accounting Standards
In December 2007, the Emerging Issues Task Force, or EITF, issued Issue No. 07-1, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”), which focuses on how the parties to a collaborative arrangement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is effective for all fiscal years ending after December 15, 2008. Upon adoption of ETIF 07-1, we expect to revise our financial presentation by changing the classification of certain amounts related to our collaboration with Bayer in the Statement of Operations. This will have no impact on previously reported amounts of net income (loss) or net income (loss) per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, and investment grade government and non-government debt securities. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of June 30, 2008, the fair value of our portfolio would decline by approximately $506,000.
The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at:

	June 30, 2008			December 31, 2007
			Average			Average
		Fair Value	Interest		Fair Value	Interest
	Maturity	(In millions)	Rate	Maturity	(In millions)	Rate
Cash equivalents, fixed rate	0 - 3 months	$233.9	1.97%	0 - 2 months	$160.0	4.79%
Marketable securities, fixed rate	0 - 18 months	$234.3	2.19%	0 - 12 months	$308.0	4.75%
We did not hold any derivative instruments as of June 30, 2008, and we have not held derivative instruments in the past. However, our investment policy does allow us to use derivative financial instruments for the purposes of hedging foreign currency denominated obligations. Our cash flows are denominated in U.S. dollars.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Nexavar® (sorafenib) tablets is our only product. If Nexavar is not commercially successful and we are unable to develop and commercialize alternative product candidates our business would fail.*
Nexavar is our only product and we do not have a clinical development pipeline beyond Nexavar. We do not have internal research or preclinical development capabilities. If Nexavar is not commercially successful and we are unable to develop and commercialize alternative product candidates our business would fail.
There are several therapies approved as well as several therapies in development for the treatment of advanced kidney cancer. If Nexavar is unable to successfully compete against existing and future therapies in advanced kidney cancer, our business would be harmed.*
There are several competing therapies approved for the treatment of kidney cancer. Examples of products approved for the treatment of advanced kidney cancer include Sutent, a multi-kinase inhibitor marketed in the United States, the European Union and other countries by Pfizer; Torisel, an mTOR inhibitor marketed in the United States, the European Union and other countries by Wyeth; and Avastin, an angiogenesis inhibitor approved for the treatment of advanced kidney cancer in the European Union and marketed by Genentech and Roche globally. Nexavar’s market share in advanced kidney cancer has decreased following introduction of these products into the market.
A demonstrated survival benefit is an important element in determining standard of care. While we did not demonstrate a statistically significant overall survival benefit for patients treated with Nexavar in our Phase 3 kidney cancer trial, we believe the outcome was impacted by the cross over of patients from placebo to Nexavar during the conduct of our pivotal clinical trial. Competitors with statistically significant overall survival data could be preferred in the marketplace, which could impair our ability to successfully market Nexavar.
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
We expect the competition to increase as additional products are approved to treat advanced kidney cancer. Products in development for advanced kidney cancer include GlaxoSmithKline’s pazopanib, a multi-kinase inhibitor and Novartis’s everolimus an mTOR inhibitor, among others. Positive phase 3 results of everolimus were presented in June 2008. The successful introduction of other new therapies to treat advanced kidney cancer could significantly reduce the potential market for Nexavar in this indication.

There are several existing approaches and several therapies in development for the treatment of liver cancer. If Nexavar is unable to successfully compete against existing and future therapies in liver cancer, our business would be harmed.*
There are many existing approaches used for liver cancer including alcohol injection, radiofrequency ablation, chemoembolization, cryoablation and radiation therapy. While Nexavar is the first systemic therapy to demonstrate a survival benefit for liver cancer, several other therapies are in development. Examples of products in development for liver cancer include Pfizer’s Sutent, a multi-kinase inhibitor. If Nexavar is unable to compete successfully with existing approaches or if new therapies are developed for liver cancer, our business would be harmed.
Although Nexavar has been approved in the United States, European Union and other territories for the treatment of patients with liver cancer, adoption may be slow or limited for a variety of reasons including the geographic distribution of the patient population, the current treatment paradigm for liver cancer patients, the underlying liver disease present in most liver cancer patients and limited reimbursement. If Nexavar is not broadly adopted for the treatment of liver cancer, our business would be harmed.*
Nexavar has been approved in the United States, the European Union and many other countries as the first systemic treatment for liver cancer. The rate of adoption and the ultimate market size will be dependent on several factors including educating treating physicians on the appropriate use of Nexavar and the management of patients who are receiving Nexavar. This may be difficult due to patients typically having underlying liver disease and comorbidities in addition to their liver cancer and often being treated by a variety of medical specialists. In addition, screening, diagnostic and treatment practices can vary significantly by region. Further, liver cancer is common in many regions in the developing world where the healthcare systems are limited and reimbursement for Nexavar is not available, which will likely limit or slow adoption. If we are unable to change the treatment paradigms for this disease, we may be unable to successfully commercialize Nexavar for this indication, which could harm our business.
While we and Bayer have received marketing approval for Nexavar in the United States, the European Union and other territories, to treat liver cancer, many regulatory authorities have not completed their review of the submissions and any review may not result in marketing approval by these other authorities in this indication. In addition, although Nexavar is approved for the treatment of patients with liver cancer in the European Union and elsewhere, certain countries require pricing to be established before reimbursement for this indication may be obtained. We may not receive pricing approvals at favorable levels or at all, which could harm our ability to broadly market Nexavar.
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
Nexavar has not been approved in cancer types other than advanced kidney and liver cancers. Success in one or even several cancer types does not indicate that Nexavar would be approved or have successful clinical trials in other cancer types. For example, Bayer and Onyx have conducted Phase 3 trials in melanoma and non-small cell lung cancer that were not successful. In addition, in the non-small cell lung cancer Phase 3 trial, higher mortality was observed in the subset of patients with squamous cell carcinoma of the lung treated with Nexavar and carboplatin and paclitaxel versus those treated with carboplatin and paclitaxel alone. Based on this observation, further enrollment of squamous cell carcinoma of the lung has been suspended from other ongoing NSCLC trials sponsored by us. Other cancer types with a histology similar to squamous cell carcinoma of the lung may yield a similar adverse treatment outcome. If so, patients having this histology may be excluded from ongoing and future clinical trials, which could potentially delay clinical trial enrollment and would reduce the number of patients that could potentially receive Nexavar.
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
We are dependent upon our collaborative relationship with Bayer to further develop, manufacture and commercialize Nexavar. There may be circumstances that delay or prevent Bayer’s ability to development, manufacture and commercialize Nexavar.
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
Due to these factors and other possible disagreements with Bayer, we may be delayed or prevented from further developing, manufacturing or commercializing Nexavar, or we may become involved in litigation or arbitration, which would be time consuming and expensive.
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
Our operating results will likely fluctuate from fiscal quarter to fiscal quarter and from year to year, and are difficult to predict. Due to a highly competitive environment with existing and emerging products in new markets, Nexavar sales will be difficult to predict from period to period. Our operating expenses are highly dependant on expenses incurred by Bayer and are largely independent of Nexavar sales in any particular period. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the timing and level of investments in sales and marketing efforts to support the sales of Nexavar, the timing and level of investments in the research and development of Nexavar, the ability of Bayer’s distribution network to process and ship product on a timely basis, fluctuations in foreign currency exchange rates and expenditures we may incur to acquire additional products.
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
Nexavar or any future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community or the market may not be as large as forecasted. One factor that may affect market acceptance of Nexavar or any future products we may develop is the availability of third-party reimbursement. Our commercial success may depend, in part, on the availability of adequate reimbursement for patients from third-party healthcare payors, such as government and private health insurers and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and services, especially in global markets, and their reimbursement practices may affect the price levels for Nexavar. In addition, the market for Nexavar may be limited by third-party payors who establish lists of approved products and do not provide reimbursement for products not listed. If Nexavar is not on the approved lists, our sales may suffer. Changes in government legislation or regulation, such as the Medicare Act in the United States, including Medicare Part D, or changes in private third-party payors’ policies towards reimbursement for our products may reduce reimbursement of our product costs and increase the amounts that patients have to pay themselves. There are also non-government organizations that can influence the use of Nexavar and reimbursement decisions for Nexavar in the United States and elsewhere. For example, the National Comprehensive Cancer Network, or NCCN, a not-for-profit alliance of cancer centers has issued guidelines for the use of Nexavar in the treatment of advanced kidney cancer and unresectable liver cancer. These guidelines may affect treating physicians’ use of Nexavar in treatment-naïve advanced kidney and liver cancer patients.
Nexavar’s success in Europe and other regions will also depend largely on obtaining and maintaining government reimbursement. For example, in Europe as in many international markets, most patients will not use prescription drugs that are not reimbursed by their governments. Negotiating prices with governmental authorities can delay commercialization by twelve months or more. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis. For example, in Europe as in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Further reimbursement policies are subject to change due to economic, political or competitive factors. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending.
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
We and Bayer are launching a broad, multinational Phase 2 program in advanced breast and other cancers. The breast cancer program is being coordinated primarily by Onyx and designed and led by an international group of experts in the field of breast cancer and includes multiple randomized Phase 2 trials. We may not have the necessary capabilities to successfully manage the execution and completion of these planned clinical trials in a way that leads to approval of Nexavar for the target indication. In addition, we rely on Bayer, academic institutions, cooperative oncology organizations and clinical research organizations to conduct, supervise or monitor the majority of clinical trials involving Nexavar. We have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. Failure to commence or complete, or delays in our planned clinical trials would prevent us from commercializing Nexavar in indications other than kidney cancer and liver cancer, and thus seriously harm our business.
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
We do not, however, have the right to co-promote Nexavar in any country outside the United States, and we are dependent solely on Bayer to promote Nexavar in foreign countries where Nexavar is approved. In all foreign countries, except Japan, Bayer will first receive a portion of the product revenues to repay Bayer for its foreign commercialization infrastructure, before determining our share of profits and losses. In Japan, we receive a single-digit royalty on any sales of Nexavar.
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
Our net loss for the years ended December 31, 2007, 2006 and 2005 was $34.2 million, $92.7 million and $95.2 million, respectively. As of June 30, 2008, we had an accumulated deficit of approximately $452.8 million. We have incurred these losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We may continue to incur operating losses as we and Bayer expand our development and commercial activities.
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

In the case of Nexavar, the global patent applications related to this product candidate are held by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. Bayer has a United States Patent that covers pharmaceutical compositions of Nexavar which will expire in 2022. Based on a review of the public patent databases, Bayer also has a European Patent that covers Nexavar, which will expire in 2020. Bayer has other patent applications that are pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extensions, either in the U.S. or abroad, the entitlement to and the term of which cannot presently be calculated, in part because Bayer does not share with us information related to its Nexavar patent portfolio. As of June 30, 2008, we owned or had licensed rights to 60 United States patents and 27 United States patent applications and, generally, the foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert Company, now Pfizer, or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.
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
Our stock price is volatile.
Our stock price is volatile and is likely to continue to be volatile. In the period beginning January 1, 2004 and ending June 30, 2008, our stock price ranged from a high of $59.50 and a low of $10.44. A variety of factors may have a significant affect on our stock price, including:
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
Our executive officers, directors and 5% stockholders own, in the aggregate, approximately 24% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.
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
A portion of our investment portfolio is invested in auction rate securities, and if auctions continue to fail for amounts we have invested, our investment will not be liquid. If the issuer of an auction rate security that we hold is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of our investment through an impairment charge to earnings.*
A portion of our investment portfolio is invested in auction rate securities. The underlying assets of these securities are student loans substantially backed by the federal government. Due to adverse developments in the credit markets, beginning in February 2008, these securities have experienced failures in the auction process. When an auction fails for amounts we have invested, the security becomes illiquid. In the event of an auction failure, we are not able to access these funds until a future auction on these securities is successful. We have reclassified these securities from current to non-current marketable securities, and if the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of the marketable securities through an impairment charge to earnings.
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
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders was held on May 14, 2008. The results of the matters voted upon at the meeting were:
(a)	Both of the nominees of the Board of Directors were elected to serve until our annual meeting of stockholders in 2011. The nominees were: Magnus Lundberg; 44,804,575 common shares for, none against and 257,378 withheld; and N. Anthony Coles; 44,795,049 common shares for, none against and 266,904 withheld. The term of office of directors Paul Goddard, Ph.D, Antonio J. Grillo-Lopez, M.D., and Wendell Wierenga, Ph.D, continues until our annual meeting of stockholders in 2009. The term of office of directors Corinne H. Lyle and Thomas G. Wiggans, continues until our annual meeting of stockholders in 2010.

(b)	The stockholders approved the amendment to the Company’s Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the plan by 3,100,000 shares: 35,616,759 common shares for, 2,912,011 against, 24,954 abstaining and 6,508,229 broker non-votes.

(c)	The stockholders ratified the selection by the Audit Committee of the Board of Directors of Ernst &Young LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2008: 44,933,738 common shares for, 101,999 against and 26,215 abstaining.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

3.1 (1)	Restated Certificate of Incorporation of the Company.

3.2 (2)	Bylaws of the Company.

3.3 (3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (1)	Specimen Stock Certificate.

10.9 (6) +	Form of Onyx Pharmaceuticals, Inc. Executive Change in Control Severance Benefits Agreement.

10.13 (5)	2005 Equity Incentive Plan.

10.25(7) +	Separation and Consulting Agreement between Onyx Pharmaceuticals, Inc. and Gregory W. Schafer, dated June 23, 2008.

31.1 (8)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (8)	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (8)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 25, 2007.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(5)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 15, 2008

(6)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on June 10, 2008.

(7)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on June 23, 2008.

(8)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.
Date: August 5, 2008	By:	/s/ N. Anthony Coles
N. Anthony Coles
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2008	By:	/s/ Gregory W. Schafer
Gregory W. Schafer
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1 (1)	Restated Certificate of Incorporation of the Company.

3.2 (2)	Bylaws of the Company.

3.3 (3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (1)	Specimen Stock Certificate.

10.9 (6) +	Form of Onyx Pharmaceuticals, Inc. Executive Change in Control Severance Benefits Agreement.

10.13 (5)	2005 Equity Incentive Plan.

10.25 (7) +	Separation and Consulting Agreement between Onyx Pharmaceuticals, Inc. and Gregory W. Schafer, dated June 23, 2008.

31.1 (8)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (8)	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (8)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 25, 2007.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(5)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 15, 2008

(6)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on June 10, 2008.

(7)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on June 23, 2008.

(8)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.