Form 10-Q
period 2008-09-30
ONYX PHARMACEUTICALS INC
filed 2008-11-06
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☑      No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer,” “large accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
          Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 56,414,642 as of November 3, 2008.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$322,823	$161,653
Marketable securities	123,699	307,997
Receivable from collaboration partner	40,086	4,702
Prepaid expenses and other current assets	8,102	6,304

Total current assets	494,710	480,656
Marketable securities, non-current	41,690	—
Property and equipment, net	2,679	3,146
Other assets	341	281

	$539,420	$484,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$377	$271
Advance from collaboration partner	8,227	—
Accrued liabilities	3,342	2,065
Accrued clinical trials and related expenses	6,900	3,323
Accrued compensation	4,678	5,782

Total current liabilities	23,524	11,441

Advance from collaboration partner, non-current	16,633	39,234
Deferred rent and lease incentives	1,176	1,171

Commitments and contingencies

Stockholders’ equity:
Common stock	56	56
Receivable from stock option exercises	(29)	(23)
Additional paid-in capital	941,791	904,506
Accumulated other comprehensive income (loss)	(3,208)	356
Accumulated deficit	(440,523)	(472,658)

Total stockholders’ equity	498,087	432,237

	$539,420	$484,083

See accompanying notes.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per		(In thousands, except per
	share amounts)		share amounts)
Net revenue from unconsolidated joint business	$39,924	$17,635	$107,860	$28,131
Operating expenses:
Research and development	10,950	7,901	27,012	19,883
Selling, general and administrative	19,319	15,245	58,985	44,140

Total operating expenses	30,269	23,146	85,997	64,023

Income (loss) from operations	9,655	(5,511)	21,863	(35,892)
Investment income	2,763	6,066	10,696	13,427

Income (loss) before income taxes	12,418	555	32,559	(22,465)
Provision for income taxes	175	—	424	—

Net income (loss)	$12,243	$555	$32,135	$(22,465)

Net income (loss) per share:
Basic	$0.22	$0.01	$0.58	$(0.45)

Diluted	$0.21	$0.01	$0.57	$(0.45)

Shares used in computing net income (loss) per share:
Basic	56,197	54,836	55,755	49,817

Diluted	57,194	55,785	56,773	49,817

See accompanying notes.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$32,135	$(22,465)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized gains on sales of marketable securities	(483)	—
Depreciation and amortization	992	710
Stock-based compensation	15,017	11,265
Excess tax benefit from stock-based awards	(120)	—
Changes in operating assets and liabilities:
Receivable from collaboration partner	(35,384)	(16,037)
Prepaid expenses and other current assets	(1,678)	(3,249)
Other assets	(60)	135
Accounts payable	106	211
Payable to collaboration partner	—	(8,391)
Accrued liabilities	1,277	774
Accrued clinical trials and related expenses	3,577	(4,189)
Accrued compensation	(1,104)	915
Deferred rent and lease incentives	5	912

Net cash provided by (used in) operating activities	14,280	(39,409)

Cash flows from investing activities:
Purchases of marketable securities	(268,804)	(313,169)
Sales of marketable securities	87,916	—
Maturities of marketable securities	320,415	235,457
Capital expenditures	(525)	(2,530)

Net cash provided by (used in) investing activities	139,002	(80,242)

Cash flows from financing activities:
Purchases of treasury stock	(529)	—
Advance from (payment to) collaboration partner	(14,374)	—
Net proceeds from issuances of common stock	22,671	221,228
Excess tax benefit from stock-based awards	120	—

Net cash provided by financing activities	7,888	221,228

Net increase in cash and cash equivalents	161,170	101,577
Cash and cash equivalents at beginning of period	161,653	94,413

Cash and cash equivalents at end of period	$322,823	$195,990

See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or for any other future operating periods.
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
Prior to the first quarter of 2008, Onyx reported this line item as net expense due to (from) unconsolidated joint business. The amount generated from the collaboration plus the reimbursement of the Company’s shared marketing and research and development costs related to Nexavar have resulted in income from operations for the Company since the first quarter of 2007. Therefore, the Company is reporting this line item as net revenue from unconsolidated joint business beginning in 2008 instead of net expense due to (from) unconsolidated joint business.

Net revenue from unconsolidated joint business was $39.9 million and $107.9 million for the three and nine months ended September 30, 2008, respectively. Net revenue from unconsolidated joint business was $17.6 million and $28.1 million for the three and nine months ended September 30, 2007, respectively. The amounts are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Onyx’s share of collaboration profit (loss)	$23,462	$5,547	$65,553	$(287)
Reimbursement of Onyx’s direct development and marketing expenses	15,570	12,088	40,577	28,418
Royalty revenue	892	—	1,730	—

Net revenue from unconsolidated joint business	$39,924	$17,635	$107,860	$28,131

The Company’s share of the development costs incurred since inception under the collaboration was $363.9 million as of September 30, 2008 and $271.8 million as of September 30, 2007.
Note 3. Fair Value Measurements
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 as of January 1, 2008, for all financial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS 157 did not materially impact the Company’s financial condition, results of operations or cash flow.
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
As of September 30, 2008, the Company’s fair value hierarchies for its financial assets, which require fair value measurement on a recurring basis under SFAS 157, are as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$5,329	$—	$—	$5,329
Commercial paper	—	220,633	—	220,633
Auction rate securities	—	—	41,690	41,690
U.S. government agencies	—	120,847	—	120,847
U.S. treasury bills	99,424	—	—	99,424

Total	$104,753	$341,480	$41,690	$487,923

Level 3 assets consist of securities with an auction reset feature (“auction rate securities”), which are classified as available for sale securities and reflected at fair value. In February 2008, auctions began to fail for these securities and each auction for the majority of these securities since then has failed. As of September 30, 2008 the fair values of these securities are estimated utilizing a discounted cash flow analysis.  The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2008:

Auction Rate Securities
(In thousands)
Balance at December 31, 2007	$50,000
Unrealized loss:
In other comprehensive income	(3,310)
In earnings	—
Purchases, issuances, settlements	(5,000)

Balance at September 30, 2008	$41,690

As a result of the decline in fair value of the Company’s auction rate securities, which the Company believes is temporary and attributes to liquidity rather than credit issues, the Company has recorded an unrealized loss of $3.3 million included in the accumulated other comprehensive income (loss) line of stockholders’ equity.  All of the auction rate securities held by the Company at September 30, 2008, consist of securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Any future fluctuation in fair value related to the non-current marketable securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss).  If the Company determines that any decline in fair value is other than temporary, it will record a charge to earnings as appropriate.
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
The Company’s investment portfolio includes $45 million of AAA rated securities with an auction reset feature (“auction rate securities”) that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to Libor or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Due to the failures in the auction processes, these securities are not currently liquid. Therefore, the Company has classified $41.7 million as non-current marketable securities on the accompanying unaudited Condensed Balance Sheet at September 30, 2008. The Company has reduced the carrying value of the marketable securities classified as non-current by $3.3 million through accumulated other comprehensive income or loss instead of earnings, which the Company believes reflects a temporary impairment on these securities. Of the $45 million invested in failed auction rate securities, the Company estimates the fair value to be $41.7 million for the non-current auction rate securities based on a discounted cash flow model.

Note 5. Stock-Based Compensation
The Company accounts for stock-based compensation to employees and directors in accordance with Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), which was adopted January 1, 2006, utilizing the modified prospective transition method. Total employee stock-based compensation expense was $4.3 million and $3.6 million for the three months ended September 30, 2008 and 2007, respectively, and $13.8 million and $10.3 million for the nine months ended September 30, 2008 and 2007, respectively. The stock-based compensation expense for the nine months ended September 30, 2008 includes $2.0 million for the modifications of stock-based awards relating to two employees. The terms of the modifications included accelerated vesting and the extension of the vesting period for stock-based awards previously granted.
Valuation Assumptions
As of September 30, 2008 and 2007, the fair value of stock-based awards for employee stock option awards and employee stock purchases made under the ESPP was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock Option Plans:
Risk-free interest rate	3.28%	4.94%	2.91%	4.74%
Expected life	4.4 years	4.3 years	4.4 years	4.3 years
Expected volatility	64%	64%	64%	64%
Expected dividends	None	None	None	None
Weighted average option fair value	$21.67	$16.50	$17.66	$14.06

Stock Bonus Awards:
Expected life	—	—	3 years	3 years
Expected dividends	—	—	None	None
Weighted average fair value per share	—	—	$30.77	$24.84

ESPP:
Risk-free interest rate	2.19%	5.07%	2.69%	5.11%
Expected life	6 months	6 months	6 months	6 months
Expected volatility	55%	55%	59%	57%
Expected dividends	None	None	None	None
Weighted average shares fair value	$10.73	$3.10	$13.56	$3.78
Note 6. Net Income (Loss) Per Share
Basic net income (loss) per share amounts for each period presented were computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share amounts for each period presented were computed using the weighted average number of potential dilutive common shares issuable in connection with stock-based awards and warrants under the treasury stock method. Diluted net income per share does not include the effect of 1,613,844 and 1,636,180 stock-based awards that were outstanding during the three and nine months ended September 30, 2008, respectively. Diluted net income per share does not include the effect of 2,274,760 stock-based awards that were outstanding during the three months ended September 30, 2007. These stock-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such stock-based awards combined with the average unamortized compensation costs were greater than the average market price of our common stock, and, therefore, their effect would have been antidilutive. Potential dilutive common shares outstanding consisting of 4,890,266 stock-based awards and warrants were not included in the computation of diluted net loss per share for the nine months ended September 30, 2007 because their effect would have been antidilutive.

Note 7. Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net income (loss) and reported separately in stockholders’ equity. Comprehensive income (loss) and its components are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income (loss) — as reported	$12,243	$555	$32,135	$(22,465)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	(2,125)	412	(3,564)	490

Comprehensive income (loss)	$10,118	$967	$28,571	$(21,975)

The activities in other comprehensive income (loss) are as follows:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Increase (decrease) in unrealized gain (loss) on available-for-sale securities	$(4,047)	$490
Reclassification adjustment for net gains on available-for-sale securities included in net income	483	—

Change in unrealized gain (loss) on available-for-sale securities	(3,564)	490

Note 8. Long-Term Obligations
The Company previously received $40.0 million in development payments from Bayer pursuant to its collaboration agreement. These development payments contain no provision for interest. These development payments are repayable to Bayer from a portion of the Company’s share of collaboration profits after deducting certain contractually agreed upon expenditures. As of September 30, 2008, $15.1 million of these development payments have been repaid to Bayer leaving a remaining balance of $24.9 million. Based on the collaboration profit for the quarter ended September 30, 2008, $8.2 million was reclassified as a current liability on the Company’s accompanying unaudited Balance Sheet at September 30, 2008.
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
For the quarter ended September 30, 2008, in accordance with APB 28, “Interim Financial Reporting,” and Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – and Interpretation of APB Opinion No. 28,” the Company calculated its income tax provision on a year-to-date basis instead of estimating its annual effective tax rate. Therefore, the Company recorded a provision for income taxes of $175,000 and $424,000 for the three and nine months ended September 30, 2008, respectively. Based on the Company’s ability to fully offset federal taxable income with its net operating loss carryforwards, the Company’s estimated tax expense is principally related to federal alternative minimum tax.
Note 10. Subsequent Event
On November 6, 2008, the Company and BTG International Limited, or BTG, entered into a Development and License Agreement under which the Company received an exclusive worldwide license to BTG’s pre-clinical oncology compound BGC 945.
BTG will receive a $13 million upfront payment, and payments of up to $72 million upon the attainment of certain global development and regulatory milestones, plus additional milestone payments upon the achievement of certain marketing approvals and commercial milestones. BTG will also receive royalties on future product sales. The Company will be solely responsible for all future research, development, manufacture, and commercialization of BGC 945. In the event that the Company grants sublicenses under the rights granted by BTG, the Company will share with BTG a portion of any compensation received by the Company from these sublicensees.

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
Overview
We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. With our collaborators, we are developing small molecule drugs with the goal of changing the way cancer is treated TM. We are applying our expertise to develop and commercialize oral anticancer therapies designed to prevent cancer cell proliferation and angiogenesis by inhibiting proteins that signal or support tumor growth. By exploiting the genetic differences between cancer cells and normal cells, we aim to develop and market novel anticancer agents that minimize damage to healthy tissue. Our first commercially available product, Nexavar® (sorafenib) tablets, being developed with our collaborator, Bayer HealthCare Pharmaceuticals Inc., or Bayer, is approved in the United States, European Union and other territories worldwide, for advanced kidney cancer and liver cancer. Nexavar is a novel, orally available kinase and angiogenesis inhibitor, a new class of anticancer treatments that target signaling pathways important to the proliferation of cancer cells. In December 2005, Nexavar became the first newly approved systemic therapy for patients with advanced kidney cancer in over a decade. Subsequently, in the fourth quarter of 2007, Nexavar was approved as the first and is currently the only systemic therapy for the treatment of patients with liver cancer. With our collaborator, Bayer, we are commercializing Nexavar ® (sorafenib) tablets, for the treatment of patients with advanced kidney cancer and liver cancer with additional approvals pending. Nexavar is now approved in more than 70 countries for the treatment of advanced kidney cancer and in more than 40 countries for the treatment of liver cancer with additional approvals pending. In the United States, Bayer and Onyx co-promote Nexavar. Outside of the United States, Bayer manages all commercialization activities. For the three months ended September 30, 2008 and 2007, total worldwide net sales of Nexavar as recorded by Bayer were $180.9 and $104.6 million, respectively.
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
We have had significant losses since our inception. Though currently profitable on a quarterly basis, our ability to achieve continued and sustainable profitability is uncertain and is dependant on a number of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the ability of Bayer’s distribution network to process and ship product on a timely basis, investments in sales and marketing efforts to support the sales of Nexavar, Bayer and our investments in the research and development of Nexavar, fluctuations in foreign exchange rates, and expenditures we may incur to acquire additional products. Our operating results will likely fluctuate from fiscal quarter to fiscal quarter and from year to year, and are difficult to predict. Since inception, we have relied on public and private financings, combined with milestone payments from our collaborators to fund our operations and may continue to do so in future periods. As of September 30, 2008, our accumulated deficit was approximately $440.5 million.
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
Critical Accounting Policies and the Use of Estimates
Critical accounting policies are those that require significant estimates, assumptions and judgments by management about matters that are inherently uncertain at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies related to net revenue from unconsolidated joint business, stock-based compensation, research and development expenses and use of estimates to be critical policies. Significant estimations used in 2008 included assumptions used in the determination of the fair value of marketable securities, stock-based compensation related to stock options granted, net revenue from unconsolidated joint business, and research and development expenses. Actual results could differ materially from these estimates. With the exception of the fair value measurement policy, there were no changes to our critical accounting policies since we filed our Annual Report on Form 10-K, for the year ended December 31, 2007, with the Securities and Exchange Commission, or SEC.
Effective January 1, 2008, we adopted the provisions of Statements of Financial Accounting Standards No. 157, Fair Value Measurements, “SFAS 157”, which defines fair value and provides guidance for using fair value to measure assets and liabilities. In accordance with SFAS 157 and FAS Staff Position 157-2, “Effective Date of FASB Statement No. 157,” we adopted SFAS No. 157 with regard to all financial assets and liabilities in our financial statements in the first quarter of 2008 and have elected to delay the adoption of SFAS No. 157 for non-financial assets and non-financial liabilities until the first quarter of 2009. SFAS No. 157 is applicable whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Accordingly, the carrying amounts of certain of our financial instruments, including cash equivalents and marketable securities, continue to be valued at fair value on a recurring basis.
As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that we believe market participants would use in pricing assets, including assumptions about risk and the risks inherent in the inputs to the valuation technique.
SFAS No. 157 describes three levels of inputs that may be used to measure fair value, as follows:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

 The adoption of SFAS No. 157 did not have a material impact on our results of operations or cash flow and financial condition as of and for the nine-months ended September 30, 2008.

Results of Operations
Three and nine months ended September 30, 2008 and 2007
Revenue
Nexavar, our only marketed product, was approved in the U.S. in December 2005. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the three and nine months ended September 30, 2008 and 2007, we reported no revenue from product sales. For the three and nine months ended September 30, 2008, total Nexavar net sales as recorded by Bayer, which include revenue subject to royalty, were $180.9 million and $501.3 million, respectively, primarily from sales in the United States and the European Union. The increase in total Nexavar net sales recorded by Bayer represents an increase of $76.3 million, or 73%, and $254.5 million, or 103%, over total Nexavar net sales of $104.6 million and $246.8 million recorded by Bayer for the three and nine months ended September 30, 2007, respectively.
Net Revenue from Unconsolidated Joint Business
Nexavar is currently marketed and sold in the United States, several countries in the European Union and other countries worldwide. We co-promote Nexavar in the United States with Bayer under a collaboration agreement. Under the terms of the collaboration agreement, we share equally in the worldwide profits or losses of Nexavar, if any, subject only to our continued co-funding of the development costs of Nexavar worldwide, excluding Japan, and our continued promotion of Nexavar in the United States. In the United States, we contribute half of the overall number of sales force personnel required to market and promote Nexavar and half of the medical science liaisons to support Nexavar. In the United States, Onyx and Bayer each bears their own sales force and medical science liaison expenses. These expenses are not included in the calculation of the profits or losses of the collaboration. In Japan, Bayer funds all product development and we receive a single-digit royalty on sales.
We report the amount due to or from Bayer to balance the companies’ economics under the Nexavar collaboration as a single line item. This line item consists of Onyx’s share of the pretax collaboration profit (loss) generated from the collaboration, the reimbursement of Onyx’s marketing and research and development costs related to Nexavar and royalty revenue. Net revenue from unconsolidated joint business for the three and nine months ended September 30, 2008 and 2007 is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Nexavar product revenue, net (as recorded by Bayer)	$180,887	$104,605	$501,303	$246,817

Revenue subject to profit sharing (as recorded by Bayer)	$168,141	$104,605	$476,584	$246,817
Combined cost of goods sold, distribution, selling, general and administrative expenses	79,362	55,950	222,200	141,684
Combined research and development expenses	41,855	37,561	123,279	105,707

Combined collaboration profit (loss)	$46,924	$11,094	$131,105	$(574)

Onyx’s share of collaboration profit (loss)	$23,462	$5,547	$65,553	$(287)
Reimbursement of Onyx’s direct development and marketing expenses	15,570	12,088	40,577	28,418
Royalty revenue	892	—	1,730	—

Net revenue from unconsolidated joint business	$39,924	$17,635	$107,860	$28,131

For the three and nine months ended September 30, 2008, net revenue from unconsolidated joint business was $39.9 million and $107.9 million, respectively. For the three and nine months ended September 30, 2007, net revenue from unconsolidated joint business was $17.6 million and $28.1 million, respectively. The increase in net revenue from unconsolidated joint business is primarily due to an increase in Nexavar product sales recognized by Bayer and royalty income offset by increases in the combined commercial expenses to support the launch of Nexavar around the world and increased development expenses for Nexavar primarily related to ongoing clinical trials in liver cancer, lung cancer and breast cancer.
Net revenue from unconsolidated joint business increases or decreases based on changes in the profitability of the collaboration and on changes in the amount of reimbursement for our direct development and marketing expenses. We expect Bayer’s and our shared Nexavar research and development expenses to increase in future periods as the companies develop Nexavar for indications beyond liver and advanced kidney cancer. With the ongoing launch activities for Nexavar and pending approvals in many international territories, we also expect Bayer’s and our shared cost of goods sold, distribution, selling and general administrative expense to increase as Bayer continues to expand Nexavar marketing and sales activities outside of the United States.
Research and Development Expenses
Research and development expenses were $11.0 million for the three months ended September 30, 2008, a net increase of $3.0 million, or 39%, from $7.9 million in the same period in 2007. For the nine months ended September 30, 2008, research and development expenses were $27.0 million, a net increase of $7.1 million, or 36%, from $19.9 million in the same period in 2007. These increases are primarily due to the increase in headcount and funding related to activities in our breast cancer program for Nexavar partially offset by a decrease in activities in the melanoma program for Nexavar.
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
Together with Bayer, we have implemented a broad-based global development strategy for Nexavar that implements simultaneous clinical programs currently designed to expand the number of approved indications of Nexavar and evaluate the use of Nexavar in new and/or novel combinations. Our global development plan has included major Phase 3 studies in lung, kidney and liver in the past, and currently includes additional major Phase 3 clinical trials in metastatic melanoma comparing the administration of Nexavar in combination with the chemotherapeutics carboplatin and paclitaxel, as well as Nexavar with standard chemotherapeutic agents in non-small cell lung cancer. The completion dates of these trials are currently unknown. As of September 30, 2008, our share of the Nexavar development costs incurred to date under the collaboration were $363.9 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $19.3 million for the three months ended September 30, 2008, a net increase of $4.1 million, or 27%, from $15.2 million in the same period in 2007. For the nine months ended September 30, 2008, selling, general and administrative expenses were $59.0 million, a net increase of $14.8 million, or 34%, from $44.1 million in the same period in 2007. The increases for the three and nine months ended September 30, 2008 are due to an increase in headcount in the commercial and administrative functions, including executive and corporate development, to support our planned growth. Additionally, the nine months ended September 30, 2008 included Onyx incurring more of the shared collaboration marketing expenses in the United States, non-recurring employee related expenses consisting of $2.0 million for modifications of previously granted stock-based awards for two employees and $2.0 million for compensation, search fees and other expenses related to the transition of the chief executive officer.
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

Investment Income
Investment income consists of interest income and realized gains or losses from the sale of marketable securities. We had investment income of $2.8 million for the three months ended September 30, 2008, a decrease of $3.3 million from $6.1 million in the same period in 2007. For the nine months ended September 30, 2008, we recorded investment income of $10.7 million, a decrease of $2.7 million from $13.4 million in the same period in 2007. These decreases were primarily due to lower interest rates from the change in the asset allocation of our investment portfolio.
Liquidity and Capital Resources
Since our inception, we have incurred significant losses, and we have relied primarily on public and private financing, combined with milestone payments received from our collaborations to fund our operations.
At September 30, 2008, we had cash, cash equivalents and current and non-current marketable securities of $488.2 million, compared to $469.7 million at December 31, 2007. The increase of $18.5 million was primarily attributable to net cash provided by operations activities of $14.3 million.
Our collaboration agreement with Bayer entitled us to receive creditable milestone-based payments. These amounts are interest-free and are repayable to Bayer from a portion of any of our collaboration profits and royalties. We previously received a total of $40.0 million of milestone payments from Bayer in connection with the approval of Nexavar. As of September 30, 2008, $15.1 million of these development payments have been repaid to Bayer leaving a remaining balance of $24.9 million. Based on the collaboration profit for the three months ended September 30, 2008, $8.2 million has been reclassified as a current liability on our accompanying unaudited Condensed Balance Sheet at September 30, 2008.
Total capital expenditures, primarily for furniture and information technology software, for the nine-month period ended September 30, 2008, were approximately $525,000. We currently expect to make significantly greater capital expenditures in the fourth quarter of 2008, approximately $1.2 million for the remainder of 2008, for leasehold improvements, furniture and equipment in connection with the exercise of our option to lease an additional 23,172 square feet in office space, as well as general equipment and information technology software additions and improvements.
Our investment portfolio includes $45 million of AAA rated securities with an auction reset feature (“auction rate securities”) collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to Libor or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and the Company’s belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, the Company has classified $41.7 million of these auction rate securities as non-current marketable securities on the unaudited Condensed Balance Sheet. We have reduced the carrying value of these marketable securities by $3.3 million through accumulated other comprehensive income or loss instead of earnings, which we believe reflects a temporary decline in fair value of these securities. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. Of the $45 million invested in failed auction rate securities, we estimate the fair value to be $41.7 million, which is based on a discounted cash flow model. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. An increase in either of these assumptions could result in a $1.5 million decrease in value. Alternatively, a decrease in either of the assumptions could result in a $1.6 million increase in value.
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
We believe that our existing capital resources and interest thereon will be sufficient to fund our current and planned operations beyond 2009. However, if we change our development plans, including acquiring additional product candidates or complementary businesses, we may need additional funds sooner than we expect. In addition, we anticipate that our co-development costs for the Nexavar program may increase over the next several years as we continue to fund our share of the clinical development program and prepare for potential product launches throughout the world. These costs are currently unknown, but in the future we may need to raise additional capital to continue to co-fund the program beyond 2009. We intend to seek any required additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. Equity and debt financings may be significantly more difficult if current market conditions do not improve or deteriorate further. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.
Recently Issued Accounting Standards
In December 2007, the Emerging Issues Task Force, or EITF, issued Issue No. 07-1, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”), which focuses on how the parties to a collaborative arrangement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF 07-1 is effective for all fiscal years beginning after December 15, 2008. Onyx has elected to adopt this new accounting guidance as of December 31, 2008. As a result, Onyx’s Statement of Operations for the year ending December 31, 2008 and prior periods will be reclassified to conform to this new guidance. This new presentation impacts the classification of amounts included in specific line items, but has no overall impact on net income (loss) or net income (loss) per share. Quarterly financial data for 2007 and 2008 will be presented with the new presentation in Onyx’s 2008 Form 10-K to be filed next year. As a result of this new presentation, the Statement of Operations will include the line item “Revenue from Collaboration Agreement.” This line item will consist of Onyx’s share of the commercial profit generated from the collaboration with Bayer, the reimbursement of Onyx’s shared marketing costs related to Nexavar and royalty revenue. Onyx’s 50% share of collaboration research and development expenses will be included in the Research and Development Expense line item.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, and investment grade government and non-government debt securities. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of September 30, 2008, the fair value of our portfolio would decline by approximately $544,000.
The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at:

	September 30, 2008			December 31, 2007
			Average			Average
		Fair Value	Interest		Fair Value	Interest
	Maturity	(In millions)	Rate	Maturity	(In millions)	Rate
Cash equivalents, fixed rate	0 – 3 months	$322.5	1.67%	0 – 2 months	$160.0	4.79%
Marketable securities, fixed rate	0 – 12 months	$165.4	2.27%	0 – 12 months	$308.0	4.75%
In response to recent market volatility, we have increased our investments in cash and cash equivalents from $160.0 million on December 31, 2007 to $322.5 million on September 30, 2008, and decreased our investments in marketable securities from $308.0 million on December 31, 2007 to $165.4 million on September 30, 2008, in order to maintain the primary objective of our investment policy, which is to preserve capital. As of September 30, 2008, the average interest rate of our cash and cash equivalent investments and marketable securities was 1.67% and 2.27% respectively, as compared to 4.79% and 4.75% as of December 31, 2007. We believe the decreased return on our investments is due primarily to the current unstable market conditions.
We did not hold any derivative instruments as of September 30, 2008, and we have not held derivative instruments in the past. However, our investment policy does allow us to use derivative financial instruments for the purposes of hedging foreign currency denominated obligations. Our cash flows are denominated in U.S. dollars.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Nexavar® (sorafenib) tablets is our only product. If Nexavar is not commercially successful and we are unable to develop and commercialize alternative product candidates our business would fail. *
Nexavar is our only product and we do not have a clinical development pipeline beyond Nexavar. We do not have internal research or preclinical development capabilities. If Nexavar is not commercially successful and we are unable to develop and commercialize alternative product candidates our business would fail.
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
The FDA approval of Nexavar permits Nexavar to be used as an initial, or first-line, therapy for the treatment of advanced kidney cancer, but approvals in other parts of the world do not. This could affect our ability to optimally market Nexavar in those parts of the world. For example, the European Union approval indicates Nexavar only for advanced kidney cancer patients that have failed prior therapy or whose physicians deem alternate therapies inappropriate.
We expect the competition to increase as additional products are approved to treat advanced kidney cancer. Products in development for advanced kidney cancer include GlaxoSmithKline’s pazopanib, a multi-kinase inhibitor and Novartis’s everolimus, an mTOR inhibitor, among others. Positive phase 3 results of everolimus were presented in June 2008. The successful introduction of other new therapies to treat advanced kidney cancer could significantly reduce the potential market for Nexavar in this indication.

There are several existing approaches and several therapies in development for the treatment of liver cancer. If Nexavar is unable to successfully compete against existing and future therapies in liver cancer, our business would be harmed. *
There are many existing approaches used for liver cancer including alcohol injection, radiofrequency ablation, chemoembolization, cryoablation and radiation therapy. While Nexavar is the first systemic therapy to demonstrate a survival benefit for liver cancer, several other therapies are in development. Examples of products in development for liver cancer include Pfizer’s Sutent, a multi-kinase inhibitor. If Nexavar is unable to compete successfully with existing approaches or if new therapies are developed for liver cancer, our business would be harmed.
Although Nexavar has been approved in the United States, European Union and other territories for the treatment of patients with liver cancer, adoption may be slow or limited for a variety of reasons including the geographic distribution of the patient population, the current treatment paradigm for liver cancer patients, the underlying liver disease present in most liver cancer patients and limited reimbursement. If Nexavar is not broadly adopted for the treatment of liver cancer, our business would be harmed. *
Nexavar has been approved in the United States, the European Union and many other countries as the first systemic treatment for liver cancer. The rate of adoption and the ultimate market size will be dependent on several factors including educating treating physicians on the appropriate use of Nexavar and the management of patients who are receiving Nexavar. This may be difficult due to patients typically having underlying liver disease and comorbidities in addition to their liver cancer and often being treated by a variety of medical specialists. In addition, screening, diagnostic and treatment practices can vary significantly by region. Further, liver cancer is common in many regions in the developing world where the healthcare systems are limited and reimbursement for Nexavar is limited or unavailable, which will likely limit or slow adoption. If we are unable to change the treatment paradigms for this disease, we may be unable to successfully achieve the market potential of Nexavar in this indication, which could harm our business.
While we and Bayer have received marketing approval for Nexavar in the United States, the European Union and other territories, to treat liver cancer, some regulatory authorities have not completed their review of the submissions and any review may not result in marketing approval by these other authorities in this indication. In addition, although Nexavar is approved for the treatment of patients with liver cancer in the European Union and elsewhere, certain countries require pricing to be established before reimbursement for this indication may be obtained. We may not receive or maintain pricing approvals at favorable levels or at all, which could harm our ability to broadly market Nexavar.
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
Further, many companies have failed to demonstrate the effectiveness of pharmaceutical product candidates in Phase 3 clinical trials notwithstanding favorable results in Phase 1 or Phase 2 clinical trials. We are conducting clinical trials of Nexavar in a variety of cancer types, stages of disease and in combination with a variety of therapies and therapeutic agents. If previously unforeseen and unacceptable side effects are observed, we may not proceed with further clinical trials of Nexavar in that cancer type, stage of disease or combination. In our clinical trials, we may treat patients with Nexavar as a single agent or in combination with other therapies, who have failed conventional treatments and who are in advanced stages of cancer. During the course of treatment, these patients may die or suffer adverse medical effects for reasons unrelated to Nexavar. These adverse effects may impact the interpretation of clinical trial results, which could lead to an erroneous conclusion regarding the toxicity or efficacy of Nexavar.
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
We are subject to a number of risks associated with our dependence on our collaborative relationship with Bayer, including:
•	adverse decisions by Bayer regarding the amount and timing of resource expenditures for the development and commercialization of Nexavar;

•	possible disagreements as to development plans, including clinical trials or regulatory approval strategy;

•	the right of Bayer to terminate its collaboration agreement with us on limited notice and for reasons outside our control;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•	withdrawal of support by Bayer following the development or acquisition by it of competing products;

•	adverse regulatory or legal action against Bayer resulting from failure to meet healthcare industry compliance requirements in the promotion, sale, or Federal and State reporting of Nexavar;

•	changes in key management personnel at Bayer that are members of the collaboration’s executive team; and

•	possible disagreements with Bayer regarding the collaboration agreement or ownership of proprietary rights.
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
We and Bayer are launching a broad, multinational Phase 2 program in advanced breast and other cancers. Onyx may not have the necessary capabilities to successfully manage the execution and completion of these planned clinical trials in a way that leads to approval of Nexavar for the target indications. In addition, we rely on Bayer, academic institutions, cooperative oncology organizations and clinical research organizations to conduct, supervise or monitor the majority of clinical trials involving Nexavar. We have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. Failure to commence or complete, or delays in our planned clinical trials would prevent us from commercializing Nexavar in indications other than kidney cancer and liver cancer, and thus seriously harm our business.
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
We rely on Bayer to manage communications with regulatory agencies, including filing new drug applications, submission of promotional materials and generally directing the regulatory processes for Nexavar. We also rely on Bayer to complete the necessary government reporting obligations such as price calculation reporting and clinical study disclosures to US Federal and State regulatory agencies. We and Bayer may not obtain necessary additional approvals from the FDA or other regulatory authorities. If we fail to obtain required governmental approvals, we will experience delays in or be precluded from marketing Nexavar in particular indications or countries. The FDA or other regulatory authorities may approve only limited label information for the product. The label information describes the indications and methods of use for which the product is authorized, and if overly restrictive, may limit our and Bayer’s ability to successfully market any approved product. If we have disagreements as to ownership of clinical trial results or regulatory approvals, and the FDA refuses to recognize us as holding, or having access to, the regulatory approvals necessary to commercialize our product candidates, we may experience delays in or be precluded from marketing products.
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
After Nexavar and any other products we may develop are marketed, the products and their manufacturers are subject to continual review. Later discovery of previously unknown problems with Nexavar or manufacturing and production by Bayer or other third parties may result in restrictions on Nexavar, including withdrawal of Nexavar from the market. In addition, problems or failures with the products of others, before or after regulatory approval, including our competitors, could have an adverse effect on our ability to obtain or maintain regulatory approval for Nexavar. Increased industry trends in U.S. regulatory scrutiny of promotional activity by the FDA, Department of Justice, Office of Inspector General and Offices of State Attorney Generals resulting from healthcare fraud and abuse, including, but not limited to, violations of the Food, Drug and Cosmetic Act, False Claims Act and Federal Anti-Kickback statute, have led to significant penalties for those pharmaceutical companies alleged of non-compliance. If we or Bayer fail to comply with applicable regulatory requirements, including strict regulation of marketing and sales activities, we could be subject to penalties, including fines, suspensions of regulatory approval, product recall, seizure of products and criminal prosecution.
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
We are dependent on the efforts of and funding by Bayer for the development of Nexavar.
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
Our net loss for the years ended December 31, 2007, 2006 and 2005 was $34.2 million, $92.7 million and $95.2 million, respectively. As of September 30, 2008, we had an accumulated deficit of approximately $440.5 million. We have incurred these losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We may continue to incur operating losses as we and Bayer expand our development and commercial activities.
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
We can protect our technology from unauthorized use by others only to the extent that our technology is covered by valid and enforceable patents or effectively maintained as trade secrets. As a result, we depend in part on our ability to:

•	obtain patents;

•	license technology rights from others;

•	protect trade secrets;

•	operate without infringing upon the proprietary rights of others; and

•	prevent others from infringing on our proprietary rights, particularly generic drug manufacturers in certain developing countries such as India.
In the case of Nexavar, the global patent applications related to this product candidate are held by Bayer, but licensed to us in conjunction with our collaboration agreement with Bayer. Bayer has a United States Patent that covers pharmaceutical compositions of Nexavar which will expire in 2022. Based on a review of the public patent databases, Bayer also has a European Patent that covers Nexavar, which will expire in 2020. Bayer has other patent applications that are pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extensions, either in the U.S. or abroad, the entitlement to and the term of which cannot presently be calculated, in part because Bayer does not share with us information related to its Nexavar patent portfolio. As of September 30, 2008, we owned or had licensed rights to 60 United States patents and 27 United States patent applications and, generally, the foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert Company, now Pfizer, or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.
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
Our stock price is volatile.
Our stock price is volatile and is likely to continue to be volatile. In the period beginning January 1, 2004 and ending September 30, 2008, our stock price ranged from a high of $59.50 and a low of $10.44. A variety of factors may have a significant affect on our stock price, including:
•	fluctuations in our results of operations;

•	interim or final results of, or speculation about, clinical trials of Nexavar;

•	decision by regulatory agencies, or changes in regulatory requirements;

•	ability to accrue patients into clinical trials;

•	developments in our relationship with Bayer;

•	public concern as to the safety and efficacy of our product candidates;

•	changes in healthcare reimbursement policies;

•	announcements by us or our competitors of technological innovations or new commercial therapeutic products;

•	government regulation;

•	developments in patent or other proprietary rights or litigation brought against us;

•	sales by us of our common stock or debt securities, including sales under our committed equity financing facility arrangement with Azimuth;

•	foreign currency fluctuations, which would affect our share of collaboration profits or losses; and

•	general market and economic conditions.
Unstable market and economic conditions may have serious adverse consequences on our business. *
Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We believe we are well positioned with significant capital resources to meet our current working capital and capital expenditure requirements. However, a prolonged or profound economic downturn may result in adverse changes to product reimbursement, pricing or sales levels, which would harm our operating results. There is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by the Company. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans or plans to acquire additional technology. There is a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn, such that we would lose our status as a Well-Known Seasoned Issuer, which allows us to more rapidly and more cheaply raise funds in the public markets.
Our operating results could be adversely affected by product sales occurring outside the United States and fluctuations in the value of the United States dollar against foreign currencies.*
A majority of Nexavar sales are generated outside of the United States, and a significant percentage of Nexavar commercial and development expenses are incurred outside of the United States. Fluctuations in foreign currency exchange rates affect our operating results. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. Dollars for presentation in our financial statements, as well as our net sales, cost of goods sold, and operating margins. The primary foreign currency in which we have exchange rate fluctuation exposure is the European Union Euro. As we expand, we could be exposed to exchange rate fluctuation in other currencies. Exchange rates between these currencies and U.S. Dollars have fluctuated significantly in recent years and may do so in the future. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge any foreign currencies.
Existing stockholders have significant influence over us.*
Our executive officers, directors and 5% stockholders own, in the aggregate, approximately 30% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.
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
A portion of our investment portfolio is invested in auction rate securities, and if auctions continue to fail for amounts we have invested, our investment will not be liquid. If the issuer of an auction rate security that we hold is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of our investment through an impairment charge to earnings.*
A portion of our investment portfolio is invested in auction rate securities. The underlying assets of these securities are student loans substantially backed by the federal government. Due to adverse developments in the credit markets, beginning in February 2008, these securities have experienced failures in the auction process. When an auction fails for amounts we have invested, the investment becomes illiquid. In the event of an auction failure, we are not able to access these funds until a future auction on these marketable securities is successful. We have reclassified these securities from current to non-current marketable securities, and if the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of the marketable securities through an impairment charge to earnings.

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

ONYX PHARMACEUTICALS, INC.
Date: November 6, 2008	By:	/s/ N. Anthony Coles
N. Anthony Coles
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2008	By:	/s/ Gregory W. Schafer
Gregory W. Schafer
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1 (1)	Restated Certificate of Incorporation of the Company.

3.2 (2)	Bylaws of the Company.

3.3 (3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (1)	Specimen Stock Certificate.

31.1 (5)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (5)	Certification of Principal Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (5)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 25, 2007.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(5)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.