Form 10-K
period 2008-12-31
ONYX PHARMACEUTICALS INC
filed 2009-02-25
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 0-28298

Onyx Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3154463
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the last trade price of the common stock reported on the NASDAQ Global Market on June 30, 2008 was approximately $1,503,106,048.*

The number of shares of common stock outstanding as of February 20, 2009 was 56,715,793.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days of December 31, 2008, are incorporated herein by reference into Part III items 10-14 of this Annual Report on Form 10-K.

*	Excludes 13,599,261 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

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

Overview

We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. With our collaborators, we are developing anticancer therapies with the goal of changing the way cancer is treatedtm. We are applying our expertise to develop and commercialize therapies designed to exploit the genetic differences between cancer cells and normal cells.

Our first commercially available product, Nexavar® (sorafenib) tablets, being developed with our collaborator, Bayer HealthCare Pharmaceuticals Inc., or Bayer, is approved by the United States Food and Drug Administration, or FDA, for the treatment of patients with advanced kidney cancer and liver cancer. Nexavar is a novel, orally available kinase inhibitor and is one of a new class of anticancer treatments that target both cancer cell proliferation and tumor growth through the inhibition of key signaling pathways. In December 2005, Nexavar became the first newly approved drug for patients with advanced kidney cancer in over a decade. In November 2007, Nexavar was approved as the first and is currently the only systemic therapy for the treatment of patients with liver cancer. Nexavar is now approved in more than 70 countries for the treatment of advanced kidney cancer and in more than 60 countries for the treatment of liver cancer. We and Bayer are also conducting clinical trials of Nexavar in several important cancer types in addition to advanced kidney cancer and liver cancer, including lung, melanoma, breast, ovarian and colon cancers.

We have expanded our development pipeline through the acquisition of rights to development-stage, novel anticancer agents. In November 2008, we entered into an agreement to license worldwide development and commercialization rights to ONX 0801, previously known as BGC 945, from BTG International Limited, or BTG, a London-based specialty pharmaceuticals company. ONX 0801 is in preclinical development and is believed to work by combining two proven approaches to improve outcomes for cancer patients, selectively targeting tumor cells through the alpha-folate receptor, which is overexpressed in a number of tumor types, and inhibiting thymidylate synthase, a key enzyme responsible for cell growth and division. In December 2008, we acquired options to license SB1518 (designated by Onyx as ONX 0803) and SB1578 (designated by Onyx as ONX 0805), which are both Janus Kinase 2, or JAK2, inhibitors, from S*BIO Pte Ltd, or S*BIO, a Singapore-based company. The activation of JAK2 stimulates blood cell production, and the JAK2 pathway is known to play a critical role in the proliferation of certain types of cancer cells and in the anti-inflammatory pathway. ONX 0803 is in multiple Phase 1 studies and ONX 0805 is in preclinical development.

Products

Nexavar

Nexavar is an orally active agent designed to operate through dual mechanisms of action by inhibiting angiogenesis and the proliferation of cancer cells. A common feature of cancer cells is the excessive activation of signaling pathways that cause abnormal cell proliferation. In addition, tumors require oxygen and nutrients from newly formed blood vessels to support their growth. The formation of these new blood vessels is a process called angiogenesis. Nexavar inhibits the signaling of VEGFR-1, VEGFR-2, VEGFR-3 and PDGFR-ß, key receptors of Vascular Endothelial Growth Factor, or VEGF, and Platelet-Derived Growth Factor, or PDGF. Both receptors play a role in angiogenesis. Nexavar also inhibits RAF kinase, an enzyme in the RAS signaling pathway that has been shown in preclinical models to be important in cell proliferation. In normal cell proliferation, when the RAS signaling pathway is activated, or turned “on,” it sends a signal telling the cell to grow and divide. When a gene in the RAS signaling pathway is mutated, the signal may not turn “off” as it should, causing the cell to continuously reproduce. The RAS signaling pathway plays an integral role in the growth of some tumor types such as liver cancer, melanoma and lung cancer, and we believe that inhibiting this pathway could have an effect on tumor growth. Nexavar also inhibits other kinases involved in cancer, such as KIT, FLT-3 and RET. The following is a listing of the Nexavar development status for select indications.

Current
Indication	Status

Liver Cancer
• Advanced, First line, single-agent	Approved: United States, European Union and other territories worldwide
• Adjuvant therapy	Phase 3
• Advanced, First line, doxorubicin +/-	Phase 2
• Loco-regional therapy	Phase 2
Kidney Cancer
• Advanced, single-agent	Approved: United States, European Union and other territories worldwide
• Adjuvant therapy	Phase 3
• Dose escalation	Phase 2
• Combinations	Phase 2
Advanced, Non-Small Cell Lung Cancer
• First line, gemcitabine, cisplatin +/-	Phase 3
• Second line, pemetrexed +/-	Phase 2
• Second line, erlotinib +/-	Phase 2
Advanced, Metastatic Melanoma
• First line, carboplatin/paclitaxel +/-	Phase 3
Advanced, Breast Cancer
• First line, paclitaxel +/-	Phase 2
• First line, docetaxel or letrozole +/-	Phase 2
• First/second line, capecitabine +/-	Phase 2
• First line, gemcitabine +/-	Phase 2
Ovarian Cancer
• Maintenance therapy	Phase 2
Advanced, Colorectal Cancer
• First line, combination	Phase 2

Commercialization Status

We and Bayer are commercializing Nexavar for the treatment of patients with advanced kidney cancer and liver cancer. Nexavar has been approved and is marketed for these indications in the United States and in the European Union, as well as other territories worldwide. Nexavar was approved for the treatment of patients with advanced kidney cancer by the FDA in December 2005 and by authorities in Japan in January 2008. It was approved by the European Union in July 2006 for the treatment of patients with advanced kidney cancer who have failed prior therapy or are considered unsuitable for other therapies. Nexavar has been approved in more than 70 countries worldwide for advanced kidney cancer. In the fourth quarter of 2007, Nexavar was approved in the European Union and United States for the treatment of patients with liver cancer. Nexavar is now approved in more than 60 countries for this indication. In the United States, we co-promote Nexavar with Bayer. Outside of the United States, Bayer manages all commercialization activities. In 2008, worldwide sales of Nexavar, as recorded by Bayer, totaled $677.8 million.

Development Strategy

We and Bayer are executing the Nexavar development strategy with three primary areas of focus. First, we have several ongoing and planned clinical trials that are designed to expand Nexavar’s position in the two approved indications, liver cancer and advanced kidney cancer. These include studies in the adjuvant setting, at varying doses and in combination with other anti-cancer agents. Secondly, we have several ongoing and planned Phase 3 registration studies in cancer types and settings for which we believe Nexavar’s unique features and established evidence of activity support accelerated development. Finally, we are conducting several Phase 1 and Phase 2 studies, including a portfolio of large randomized Phase 2 studies, designed to generate signals in a variety of cancer types, lines of therapy and in combination with other anti-cancer agents. We believe Nexavar’s unique features, including its efficacy, oral availability and tolerability, may be important attributes that could differentiate it from other anti-cancer agents and enable it to be used broadly in the treatment of cancer. In addition to conducting company-sponsored clinical trials, we plan to expand our collaborations with government agencies, cooperative groups, and individual investigators. Our goal is to maximize Nexavar’s commercial and clinical potential by simultaneously running multiple studies to produce the clinical evidence necessary to demonstrate that Nexavar can benefit patients with many different types of cancers. Additionally, because it is difficult to predict the success of clinical trials, running multiple trials may mitigate the risk of failure of any single clinical trial.

Clinical Trials

Under our collaboration agreement, we and Bayer are jointly developing Nexavar internationally, with the exception of Japan. The following is a summary of our significant clinical trials.

Liver Cancer Program

Phase 3 Trial.  In March 2005, we and Bayer initiated an international, randomized, double-blind, placebo-controlled Phase 3 clinical trial of Nexavar administered as a single agent in patients with advanced hepatocellular carcinoma, or HCC, also known as liver cancer. The Phase 3 study was designed to measure differences in overall survival, time to symptom progression and time to tumor progression of Nexavar versus placebo in patients with advanced liver cancer. Patients with advanced liver cancer, who had not received previous systemic treatment for their disease, were randomized to receive Nexavar or placebo.

In February 2007, we and Bayer announced that an independent data monitoring committee, or DMC, had reviewed the data from the trial at a planned interim analysis and concluded that the trial met its primary endpoint resulting in superior overall survival in those patients receiving Nexavar. The DMC also noted no demonstrated difference in the serious adverse event rates between Nexavar and placebo. Subsequently, we and Bayer made the decision to stop the trial early and allowed all patients in the trial to be offered access to Nexavar, enabling them to “crossover” to Nexavar treatment.

Phase 3 Trial.  We and Bayer conducted a double-blind, randomized, placebo-controlled Phase 3 trial in the Asia Pacific region designed to evaluate Nexavar in patients with liver cancer who had no prior systemic therapy. The primary objectives of the study were to compare overall survival, time to progression and progression-free survival, or PFS, in patients administered Nexavar versus patients administered placebo. In August 2007, we and Bayer announced that a planned review by a DMC found that Nexavar significantly improved overall survival, PFS and time to progression. Based on the DMC’s recommendation, the trial was stopped early to allow all patients to receive treatment with Nexavar.

Phase 3 Trial.  We and Bayer have initiated an international, randomized, placebo-controlled Phase 3 clinical trial evaluating Nexavar as an adjuvant therapy for patients with liver cancer who have undergone resection or loco-regional treatment with curative intent. The study will evaluate Nexavar in over 1,000 patients. Enrollment for this study began in the fourth quarter of 2008.

Phase 2 Trial.  The data from this trial showed that of 137 patients enrolled in the trial, investigators reported median overall survival for all patients was 9.2 months and median time-to-tumor progression was 4.2 months (or 5.7 months in patients with good hepatic function). In the trial, safety data generated in February 2008 showed that Nexavar’s side effect profile was generally well tolerated and predictable.

Phase 2 Trial.  In 2005, we and Bayer initiated a 100-patient randomized Phase 2 study comparing Nexavar plus doxorubicin to doxorubicin alone for the treatment of patients with advanced liver cancer. In February 2007, we and Bayer accepted the recommendation of an independent DMC to stop this study early because patients receiving chemotherapy alone were thought to be at a considerable disadvantage. In September 2007, data from this study was presented. The data showed that Nexavar plus doxorubicin doubled overall survival to 14 months as compared to 7 months for those patients taking doxorubicin alone. There were no major differences in the rate of serious adverse events between the two arms.

Kidney Cancer Program

Phase 3 Trial.  In March 2005 enrollment completed in a placebo-controlled, randomized Phase 3 trial of more than 900 patients evaluating the safety and efficacy of Nexavar in the treatment of advanced renal cell carcinoma, or advanced kidney cancer. In the first quarter of 2005, we and Bayer announced that an independent DMC had reviewed the data from the trial and concluded that Nexavar significantly prolonged PFS. Subsequently, we and Bayer allowed all patients in the Phase 3 kidney cancer trial to be offered access to Nexavar, enabling them to “crossover” to Nexavar treatment.

Phase 3 Trial.  We and Bayer have initiated an international, randomized, placebo-controlled Phase 3 clinical trial evaluating Nexavar as an adjuvant therapy for patients with advanced kidney cancer, who are at high or intermediate risk of relapse, with the primary objective of comparing disease-free survival.

Phase 2 Trial.  In June 2007, results were presented from a Phase 2 clinical trial comparing Nexavar to interferon, or IFN, in patients who had no prior systemic therapy. The 189 patient study indicated PFS was comparable for patients who received either Nexavar or IFN. Median PFS was 5.6 months and 5.7 months, respectively, for IFN- and Nexavar-treated patients.

Non-Small Cell Lung Cancer Program

Phase 3 Trial.  A pivotal trial of approximately 900 patients with non-small cell lung cancer, or NSCLC, is ongoing primarily in Europe using a chemotherapy doublet that is more commonly used in Europe than the United States. In this trial, patients are receiving gemcitabine and cisplatin plus Nexavar or gemcitabine and cisplatin plus placebo. The study has a primary endpoint of overall survival. In February 2008, the criteria for patient enrollment were changed so that patients with non-squamous cell NSCLC only are being enrolled.

Phase 3 Trial.  In February 2006, we and Bayer initiated a randomized, double-blind, placebo-controlled pivotal clinical trial, called Evaluation of Sorafenib, Carboplatin And Paclitaxel Efficacy, or ESCAPE, studying Nexavar administered in combination with the chemotherapeutic agents carboplatin and paclitaxel in patients with NSCLC. This multicenter study of approximately 900 patients compared Nexavar administered in combination with these two agents to treatment with just the two agents alone. In February 2008, this clinical trial was stopped early following a planned interim analysis when an independent DMC concluded that the study would not meet its primary endpoint of improved overall survival. Safety events were generally consistent with those previously reported. However, higher mortality was observed in the subset of patients with squamous cell carcinoma of the lung treated with sorafenib and carboplatin and paclitaxel than in the subset treated with carboplatin and paclitaxel alone.

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

Metastatic Melanoma Program

Phase 3 Trial.  In 2005, a Phase 3 study administering Nexavar in combination with carboplatin and paclitaxel was initiated under the sponsorship of the Eastern Cooperative Oncology Group, or ECOG. Patients, who had not received prior chemotherapy, were randomized to receive Nexavar plus the chemotherapeutic agents paclitaxel and carboplatin or placebo plus paclitaxel and carboplatin. This trial has overall survival as its primary endpoint. This study has completed enrollment and incorporates an event driven series of interim analyses.

Phase 3 Trial.  In May 2005, we and Bayer commenced a randomized, double-blind Phase 3 trial administering Nexavar in combination with the chemotherapeutic agents carboplatin and paclitaxel in patients with advanced metastatic melanoma who had failed one prior treatment. The 270-patient trial had PFS as its primary endpoint. Participating patients failed one previous systemic chemotherapeutic treatment with either dacarbazine, also known as DTIC, or temozolomide. Patients were randomized to receive Nexavar or matching placebo, in addition to a standard dosing schedule of carboplatin and paclitaxel. In December 2006, Bayer and Onyx announced that this study did not meet its primary endpoint of improving PFS, noting that the treatment effect was comparable in each arm.

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

Breast Cancer Program

In 2007, we and Bayer launched a broad, multinational Phase 2 program in advanced breast cancer. These trials are screening studies intended to provide information that will be used to design a Phase 3 program. The current program involves a number of different drug combinations with Nexavar and encompasses various treatment settings.

Phase 2 Studies.  We have several ongoing combination studies in breast cancer. All of the studies are randomized, double-blind, placebo-controlled trials that are designed to assess PFS as the primary endpoint. They are designed to compare Nexavar in combination with other agents to the other agents and placebo. The two most advanced trials, which have completed enrollment, are evaluating Nexavar in combination with capecitibine and Nexavar in combination with paclitaxel.

Early Stage Clinical Development

With Bayer, we have multiple ongoing and planned Phase 1b and Phase 2 studies evaluating Nexavar as a single agent and in combination with other anti-cancer agents in tumors such as ovarian, colorectal and other cancers. As these studies are completed, we intend to present data at scientific meetings. In addition, based on the results of these ongoing trials, we plan to identify additional potential registration paths for Nexavar.

Product Candidates

ONX 0801

In November 2008, we entered into a development and license agreement with BTG pursuant to which we licensed from BTG worldwide product development and commercialization rights to ONX 0801. ONX 0801 is a novel targeted oncology compound in preclinical development that is designed to combine two proven approaches to improve outcomes for cancer patients, by selectively targeting tumor cells through the alpha-folate receptor, which is overexpressed in a number of tumor types, and inhibiting thymidylate synthase, a key enzyme responsible for cell growth and division. ONX 0801 targets malignant cells that overexpress the alpha-folate receptor, which is located on the cell’s surface. Once ONX 0801 enters the cell via this receptor, the compound inhibits, or switches off, thymidylate synthase (TS). ONX 0801 differs from currently marketed TS inhibitors due to its selective tumor cell-specific uptake by the alpha-folate receptor. The alpha-folate receptor is overexpressed in a number of tumor types, including ovarian cancer, lung cancer, breast cancer, and colorectal cancer. In the United States, ONX 0801 is covered by United States Patent No. 7297701B2. The corresponding European patent application is pending. The United States patent expires in 2023, and the European patent application, if granted, would also expire in 2023. Both may be entitled to term extensions.

ONX 0803 and ONX 0805

In December 2008, we entered into a development collaboration, option and license agreement with S*BIO pursuant to which we acquired options to license rights to each of ONX 0803 and ONX 0805. ONX 0803 is an orally available, potent and selective inhibitor of JAK2 that has been designed to suppress the overactivity of mutant JAK2. Currently, S*BIO is conducting trials for ONX 0803 in multiple Phase 1 studies and is working on ONX 0805, a JAK2 inhibitor in preclinical development. Under normal circumstances, activation of JAK2 stimulates blood cell production. Genetic mutations in the JAK2 enzyme result in up-regulated activity and are implicated in myeloproliferative diseases, conditions characterized by an overproduction of blood cells in the bone marrow. The conditions where JAK2 mutations are most common include polycythemia vera, essential thrombocytopenia, and primary myelofibrosis. The JAK2 signaling pathway has been shown to play a critical role in the proliferation of certain types of cancer cells and in the anti-inflammatory pathway, suggesting JAK2 inhibitors may be able to play a role in the treatment of solid tumors and other diseases such as rheumatoid arthritis. There are patent applications pending in the United States and European Union that cover ONX 0803 and ONX 0805 and, if granted, will expire in 2026. Both may be entitled to term extensions.

Cell Cycle Program

In May 1995, we entered into a research and development collaboration agreement with Warner-Lambert, now a subsidiary of Pfizer, Inc., to discover and commercialize small molecule drugs that restore control of, or otherwise intervene in, the misregulated cell cycle in tumor cells. Under this agreement, we developed screening tests, or assays, for jointly selected targets, and transferred these assays to Warner-Lambert for screening of their compound library to identify active compounds. The discovery research term under the agreement ended in August 2001. Warner-Lambert is responsible for subsequent medicinal chemistry and preclinical investigations on the active compounds. In addition, Warner-Lambert is obligated to conduct and fund all clinical development, make regulatory filings and manufacture for sale any approved collaboration compounds. We are entitled to receive payments upon achievement of certain clinical development milestones and upon registration of any resulting products and are entitled to receive royalties on all worldwide sales of the products. Warner-Lambert has identified a small molecule lead compound, PD 332991, an inhibitor of cyclin-dependent kinase 4, and began clinical testing with this drug candidate in September 2004. To date, we have received one $500,000 milestone payment from Warner-Lambert.

Collaboration with Bayer

Effective February 1994, we established a collaboration agreement with Bayer to discover, develop and market compounds that inhibit the function, or modulate the activity, of the RAS signaling pathway to treat cancer and other diseases. Together with Bayer, we concluded collaborative research under this agreement in 1999, and based on this research, a product development candidate, Nexavar, was identified. Bayer paid all the costs of research and preclinical development of Nexavar until the Investigational New Drug application, or IND, was filed in May 2000. Under our collaboration agreement with Bayer, we are currently funding 50% of mutually agreed development costs worldwide, excluding Japan. Bayer is funding 100% of development costs in Japan and pays us a royalty on sales in Japan. At any time during product development, either company may terminate its participation in development costs, in which case the terminating party would retain rights to the product on a royalty-bearing basis. If we do not continue to bear 50% of product development costs, Bayer would retain exclusive, worldwide rights to this product candidate and would pay royalties to us based on net sales.

In March 2006, we and Bayer entered into a co-promotion agreement to co-promote Nexavar in the United States. The co-promotion agreement amends and generally supersedes those provisions of the 1994 collaboration agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the collaboration agreement continue to govern. Under the terms of the co-promotion agreement and consistent with the collaboration agreement, we and Bayer share equally in the profits or losses of Nexavar, if any, in the United States. If for any reason we do not continue to co-promote in the United States, but continue to co-fund development worldwide (excluding Japan), Bayer would first receive a portion of the product revenues to repay Bayer for its commercialization infrastructure, before determining our share of profits and losses in the United States.

The collaboration agreement called for creditable, interest-free milestone-based payments from Bayer to us. As a result of the development of Nexavar, including marketing approval of Nexavar, we have received $40 million in creditable milestone advance payments. These advances are repayable to Bayer from a portion of our share of any quarterly collaboration profits and royalties after deducting certain contractually agreed upon expenditures and any of our future profits and royalties. As of December 31, 2008, $16.6 million of the advance repayable to Bayer is outstanding.

Licensing Agreement with BTG

In November 2008, we licensed a novel targeted oncology compound, ONX 0801, from BTG. Under the terms of the agreement, we obtained a worldwide license for ONX 0801 and all of its related patents. We also received exclusive worldwide marketing rights and are responsible for all product development and commercialization activities. We paid BTG a $13 million upfront payment and may be required to make payments of up to $72 million upon the attainment of certain global development and regulatory milestones, plus additional milestone payments upon the achievement of certain marketing approvals and commercial milestones. We will also pay royalties to BTG on any future product sales.

Option Agreement with S*BIO

In December 2008, we entered into a development collaboration, option and license agreement with S*BIO pursuant to which we acquired options to license rights to each of ONX 0803 and ONX 0805. Under the terms of the agreement, we have obtained options which, if we exercise them, would give us rights to exclusively develop and commercialize ONX 0803 and ONX 0805 for all potential indications in the United States, Canada and Europe. If we exercise our options to license the rights to ONX 0803 and/or ONX 0805, S*BIO will retain responsibility for all development costs prior to the option exercise, after which we are required to assume development costs for the U.S., Canada, and Europe subject to S*BIO’s option to fund a portion of the development costs in return for enhanced royalties on any future product sales. Upon the exercise of our option of either compound, S*BIO is entitled to receive a one-time fee, milestone payments upon achievement of certain development and sales levels and royalties on any future product sales. Under the terms of the agreement, in December 2008 we made a $25 million payment to S*BIO, including an up-front payment and an equity investment.

Research and Development

A significant portion of our operating expenses relate to the development of Nexavar through our collaboration with Bayer. We and Bayer share development expenses for Nexavar, except in Japan where Bayer is responsible for the development of Nexavar. We do not have internal research capabilities and our development staff is primarily focused on the clinical development of Nexavar and ONX 0801. We expect to continue to make significant product development investments, primarily for the clinical development of Nexavar and for the development of ONX 0801. In addition, if we exercise our option for either ONX 0803 or ONX 0805, we will be required to fund a portion or all of the related development activities, subject to S*BIO’s option to fund a portion of the development activities.

For the years ended December 31, 2008, 2007, and 2006, our research and development costs were $123.7 million, $83.3 million and $84.2 million, respectively, and are included in our research and development line item for the years ended December 31, 2008, 2007 and 2006.

Marketing and Sales

Under our collaboration agreement with Bayer, we have co-promotion rights for Nexavar in the United States, where we and Bayer each have sales, marketing and medical affairs capabilities with particular expertise in commercializing oncology products. We and Bayer each provide one-half of the field-based sales and medical affairs staffing in the United States. Individuals hired into this organization have significant experience relevant to the field of pharmaceuticals in general and to the specialty of oncology in particular. In addition, since the approval of Nexavar for liver cancer, we and Bayer have added sales and medical staff that have experience in hepatology. We and Bayer have also established comprehensive patient support services to maximize access to Nexavar. This includes Resources for Expert Assistance and Care Hotline, or REACH, which provides a single point-of-contact for most patients. In addition, REACH helps link patients to specialty pharmacies for direct product distribution. Bayer currently has contacts with multiple specialty pharmacies that ship Nexavar directly to patients. NexConnect, another support program also established by Onyx and Bayer, provides valuable patient education materials on Nexavar and helps patients take an active role in their treatment. Under the collaboration agreement, outside the United States, Bayer is responsible for all commercial activities relating to Nexavar.

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

Under our license agreement with BTG, we are responsible for manufacturing ONX 0801. Upon exercise of our options under our agreement with S*BIO, we would obtain rights to commercialization of ONX 0803 and ONX 0805 for the United States, Canada and Europe. At this time, we do not have internal manufacturing capabilities. To manufacture our product candidates for clinical trials or on a commercial scale, if it becomes necessary or if we choose to do so, we would have to build or gain access to manufacturing capabilities, which could require significant funds.

For risks associated with manufacturing, refer to “We do not have manufacturing expertise or capabilities for any current and future products and are dependent on others to fulfill our manufacturing needs, which could result in lost sales and the delay of clinical trials or regulatory approval” under “Risk Factors” below in Part I, Item 1A of this Form 10-K.

Patents and Proprietary Rights

We believe that patent and trade secret protection is crucial to our business and that our future will depend in part on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of others, both in the United States and other countries. The patents and patent applications covering Nexavar are owned by Bayer, and are licensed to us in conjunction with our collaboration agreement with Bayer. Bayer has United States patents that cover Nexavar and pharmaceutical compositions of Nexavar, which will expire in 2020 and 2022, respectively. Bayer also has a European patent that covers Nexavar, which will expire in 2020. Bayer has other patents/patent applications pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extension, the entitlement to and the term of which cannot presently be calculated. As of December 31, 2008, we owned or had licensed rights to 60 United States patents and 24 United States patent applications and, generally, the foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert or Bayer, or aspects of our discontinued therapeutic virus program.

Generally, patent applications in the United States are maintained in secrecy for a period of 18 months or more. Since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we are not certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file those patent applications. The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Therefore, we cannot predict the breadth of claims allowed in biotechnology and pharmaceutical patents, or their enforceability. To date, there has been no consistent policy regarding the breadth of claims allowed in biotechnology patents. Additionally, as a result of the recent U.S. Supreme Court’s ruling in KSR International v. Teleflex, it has become more difficult for U.S. patent applicants to predict whether or not they will succeed and rebut an obvious rejection from the United States Patent and Trademark Office, or USPTO, or if they are successful whether or not the opinion will be upheld on appeal. Third parties or competitors may challenge or circumvent our patents or patent applications, if issued. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before we commercialize any of our products, any related patent may expire, or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent.

If patents are issued to others containing preclusive or conflicting claims and these claims are ultimately determined to be valid, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. For example, certain of our products may ultimately be used in combination with products covered by a patent owned by a third party. Use of a third party product may require us to obtain a license from the third party. Our breach of an existing license or failure to obtain a license to technology required to commercialize our products may seriously harm our business. We also may need to commence litigation to enforce any patents issued to us or to determine the scope and validity of third-party proprietary rights. Litigation would create substantial costs. If our competitors prepare and file patent applications in the United States that claim technology also claimed by us, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention, which could result in substantial cost, even if the eventual outcome is favorable to us. An adverse outcome in litigation could subject us to significant liabilities to third parties and require us to seek licenses of the disputed rights from third parties or to cease using the technology if such licenses are unavailable.

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

Government Regulation

Regulation by government authorities in the United States and other countries will be a significant factor in the manufacturing and marketing of any products that may be developed by us. We must obtain the requisite regulatory approvals by government agencies prior to commercialization of any product. This is true internationally and for additional indications, if any. We anticipate that any product candidate will be subject to rigorous preclinical and clinical testing and pre-market approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, testing, labeling, storage, record-keeping, marketing and promotion of products and product candidates.

The steps ordinarily required before a drug or biological product may be marketed in the United States include:

•	preclinical studies;

•	the submission to the FDA of an IND that must become effective before human clinical trials may commence;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate;

•	the submission of a New Drug Application, or NDA, to the FDA; and

•	FDA approval of the NDA, including inspection and approval of the product manufacturing facility.

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

Submission of all data obtained from this comprehensive development program as an NDA to the FDA and to the corresponding agencies in other countries for review and approval is needed before marketing product candidates. These regulations define not only the form and content of the development of safety and efficacy data regarding the proposed product, but also impose certain specific requirements.

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

In the course of practicing medicine, physicians may legally prescribe FDA approved drugs for an indication that has not been approved by the FDA and which, therefore, is not described in the product’s approved labeling — so-called “off-label use.” The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA and other governmental agencies do, however, restrict communications on the subject of off-label use by a manufacturer or those acting on behalf of a manufacturer. Companies may not promote FDA-approved drugs for off-label uses. The FDA has not approved the use of Nexavar for the treatment of any diseases other than advanced kidney cancer and liver cancer, and neither we nor Bayer market Nexavar for the treatment of any diseases other than advanced kidney cancer and liver cancer. The FDA and other governmental agencies do permit a manufacturer (and those acting on its behalf) to engage in some limited, non-misleading, non-promotional exchanges of scientific information regarding unapproved indications.

For risks associated with government regulation, refer to “We are subject to extensive government regulation, which can be costly, time consuming and subject us to unanticipated delays. If we are unable to obtain or maintain regulatory approvals for our products, compounds or product candidates, we will not be able to market or further develop them” and “We may incur significant liability if it is determined that we are promoting the “off-label” use of drugs or are otherwise found in violation of federal and state regulations in the United States or elsewhere” under “Risk Factors” below in Part I, Item 1A of this Form 10-K.

Competition

We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market product candidates that will compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials and others are approved. Currently, three other novel agents besides Nexavar have been approved for the treatment of advanced kidney cancer — Sutent, Torisel and Avastin. Sutent, a multi-kinase inhibitor, was approved by the FDA in January 2006 to treat advanced kidney cancer patients. In July 2006, Sutent was approved by European regulators to treat advanced kidney cancer patients who had failed a cytokine-based regimen. In January 2007, European regulators approved Sutent as a first-line treatment for advanced kidney cancer patients. Torisel, an mTOR inhibitor, was approved by the FDA in May 2007 to treat advanced kidney cancer patients. European regulators approved Torisel in November 2007 for poor-risk advanced kidney cancer patients. In December 2007 Avastin was approved by European regulators for the first-line treatment of patients with advanced kidney cancer in combination with interferon. In the third quarter of 2008, a Supplemental Biologics Application for Avastin was filed with the FDA. Products in development for advanced kidney cancer include Novartis’s everolimus, an mTOR inhibitor, and GlaxoSmithKline’s pazopanib, a multi-kinase inhibitor, among others. There are many existing approaches used in the treatment of liver cancer including alcohol injection, radiofrequency ablation, chemoembolization, cryoablation and radiation therapy. While Nexavar is the first systemic therapy to demonstrate a survival benefit for liver cancer, several other therapies are in development, including Pfizer’s Sutent, a multi-kinase inhibitor.

For risks associated with competition, refer to “There are several competing therapies approved and in development for the treatment of advanced kidney cancer. If Nexavar is unable to successfully compete against existing and future therapies in advanced kidney cancer, our business would be harmed,” “There are several existing approaches and several therapies in development for the treatment of liver cancer. If Nexavar is unable to successfully compete against existing and future therapies in liver cancer, our business would be harmed,” and “We face intense competition and rapid technological change, and many of our competitors have substantially greater resources than we have” under “Risk Factors” below in Part I, Item 1A of this Form 10-K.

Employees

As of December 31, 2008, we had 197 full-time employees, of whom 29 hold Ph.D., M.D. or Pharm.D. degrees. Of our employees, 52 are in research and development, 77 are in sales and marketing and 68 are in corporate development, finance and administration. No employee is represented by a labor union.

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

Nexavar® (sorafenib) tablets is our only approved product. If Nexavar fails and we are unable to develop and commercialize alternative product candidates our business would fail.

Nexavar is our only approved product. Although we recently acquired rights to develop and commercialize ONX 0801 and options to license ONX 0803 and ONX 0805 in the United States, Canada and Europe, these compounds are in very early stages of development and we may be unable to successfully develop and commercialize these or other product candidates. If Nexavar ceases to be commercially successful and we are unable to develop and commercialize any other products, our business would fail.

There are several competing therapies approved and in development for the treatment of advanced kidney cancer. If Nexavar is unable to successfully compete against existing and future therapies in advanced kidney cancer, our business would be harmed.

There are several competing therapies approved for the treatment of kidney cancer, including Sutent, a multi-kinase inhibitor marketed in the United States, the European Union and other countries by Pfizer; Torisel, an mTOR inhibitor marketed in the United States, the European Union and other countries by Wyeth; and Avastin, an angiogenesis inhibitor approved for the treatment of advanced kidney cancer in the European Union and marketed by Genentech and Roche globally. Nexavar’s market share in advanced kidney cancer has decreased following the introduction of these products into the market.

A demonstrated survival benefit is an important element in determining standard of care. While we did not demonstrate a statistically significant overall survival benefit for patients treated with Nexavar in our Phase 3 kidney cancer trial, we believe the outcome was impacted by the cross over of patients from placebo to Nexavar during the conduct of our pivotal clinical trial. Competitors with statistically significant overall survival data could be preferred in the marketplace, which could impair our ability to successfully market Nexavar. Furthermore, the use of any particular therapy may limit the use of a competing therapy with a similar mechanism of action. The FDA approval of Nexavar permits Nexavar to be used as an initial, or first-line, therapy for the treatment of advanced kidney cancer, but some other approvals do not. For example, the European Union approval indicates Nexavar only for advanced kidney cancer patients that have failed prior therapy or whose physicians deem alternate therapies inappropriate.

We expect competition to increase as additional products are approved to treat advanced kidney cancer. Products in development for advanced kidney cancer include Novartis’s everolimus, an mTOR inhibitor, and GlaxoSmithKline’s pazopanib, a multi-kinase inhibitor, among others. Everolimus is currently pending FDA review. The successful introduction of other new therapies to treat advanced kidney cancer could significantly reduce the potential market for Nexavar in this indication.

There are several existing approaches and several therapies in development for the treatment of liver cancer. If Nexavar is unable to successfully compete against existing and future therapies in liver cancer, our business would be harmed.

There are many existing approaches used in the treatment of liver cancer including alcohol injection, radiofrequency ablation, chemoembolization, cryoablation and radiation therapy. While Nexavar is the first systemic therapy to demonstrate a survival benefit for liver cancer, several other therapies are in development, including Pfizer’s Sutent, a multi-kinase inhibitor. If Nexavar is unable to compete successfully with existing approaches or if new therapies are developed for liver cancer, our business would be harmed.

Although Nexavar has been approved in the United States, the European Union and other territories for the treatment of patients with liver cancer, adoption may be slow or limited for a variety of reasons including the geographic distribution of the patient population, the current treatment paradigm for liver cancer patients, the underlying liver disease present in most liver cancer patients and limited reimbursement. If Nexavar is not broadly adopted for the treatment of liver cancer, our business would be harmed.

Nexavar has been approved in the United States, the European Union and many other countries as the first systemic treatment for liver cancer. The rate of adoption and the ultimate market size will be dependent on several factors including educating treating physicians on the appropriate use of Nexavar and the management of patients who are receiving Nexavar. This may be difficult as liver cancer patients typically have underlying liver disease and other comorbidities and can be treated by a variety of medical specialists. In addition, screening, diagnostic and treatment practices can vary significantly by region. Further, liver cancer is common in many regions in the developing world where the healthcare systems are limited and reimbursement for Nexavar is limited or unavailable, which will likely limit or slow adoption. If we are unable to change the treatment paradigms for this disease, we may be unable to successfully achieve the market potential of Nexavar in this indication, which could harm our business.

While we and Bayer have received marketing approval for Nexavar in the United States, the European Union and other territories to treat liver cancer, some regulatory authorities have not completed their review of the submissions and any review may not result in marketing approval by these other authorities in this indication. In addition, although Nexavar is approved for the treatment of patients with liver cancer in the European Union and elsewhere, certain countries require pricing to be established before reimbursement for this indication may be obtained. We may not receive or maintain pricing approvals at favorable levels or at all, which could harm our ability to broadly market Nexavar.

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

Nexavar has not been approved in cancer types other than advanced kidney and liver cancers. Success in one or even several cancer types does not indicate that Nexavar would be approved or have successful clinical trials in other cancer types. For example, Bayer and Onyx have conducted Phase 3 trials in melanoma and non-small cell lung cancer that were not successful. In addition, in the non-small cell lung cancer Phase 3 trial, higher mortality was observed in the subset of patients with squamous cell carcinoma of the lung treated with Nexavar and carboplatin and paclitaxel than in the subset of patients treated with carboplatin and paclitaxel alone. Based on this observation, further enrollment of squamous cell carcinoma of the lung has been suspended from other NSCLC trials sponsored by us. Other cancer types with a histology similar to squamous cell carcinoma of the lung may yield a similar adverse treatment outcome. If so, patients having this histology may be excluded from ongoing and future clinical trials, which could potentially delay clinical trial enrollment and would reduce the number of patients that could potentially receive Nexavar.

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

We are dependent upon our collaborative relationship with Bayer to further develop, manufacture and commercialize Nexavar. There may be circumstances that delay or prevent Bayer’s ability to develop, manufacture and commercialize Nexavar.

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

Our collaboration agreement with Bayer terminates when patents expire that were issued in connection with product candidates discovered under that agreement, or upon the time when neither we nor Bayer are entitled to profit sharing under that agreement, whichever is later. Bayer holds the global patent applications related to Nexavar. The patents and patent applications covering Nexavar are owned by Bayer, but licensed to us through our collaboration agreement with Bayer. Bayer has United States patents that cover Nexavar and pharmaceutical compositions of Nexavar, which will expire in 2020 and 2022, respectively. Bayer also has a European patent that covers Nexavar which will expire in 2020. Bayer has other patents/patent applications that are pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer.

We face intense competition and rapid technological change, and many of our competitors have substantially greater resources than we have.

We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market Nexavar to compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials and others are approved. Competitors that target the same tumor types as our Nexavar program and that have commercial products or product candidates at various stages of clinical development include Pfizer, Genentech, Inc., Wyeth, Novartis International AG, Amgen, AstraZeneca PLC, OSI Pharmaceuticals, Inc., GlaxoSmithKline, Eli Lilly and several others. A number of companies have agents such as small molecules or antibodies targeting Vascular Endothelial Growth Factor, or VEGF; VEGF receptors; Epidermal Growth Factor, or EGF; EGF receptors; and other enzymes. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for Nexavar.

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

ONX 0801 may not be developed successfully, which would adversely affect our prospects for future revenue growth and our stock price.

ONX 0801 is in the pre-clinical stage of development. Successful development of this compound is highly uncertain and depends on a number of factors, many of which are beyond our control. Compounds that appear promising in research or development may be delayed or fail to reach later stages of development or the market for a variety of reasons including:

•	preclinical tests may show the product to be toxic or lack efficacy in animal models;

•	clinical trial results may show the product to be less effective than desired or to have harmful or problematic side effects;

•	the necessary regulatory approvals may not be received, or may be delayed due to factors such as slow enrollment in clinical studies, extended length of time to achieve study endpoints, additional time requirements for data analysis or preparation of the IND, discussions with regulatory authorities, requests from regulatory authorities for additional pre-clinical or clinical data, analyses or changes to study design, or unexpected safety, efficacy or manufacturing issues;

•	difficulties formulating the product, scaling the manufacturing process or in getting approval for manufacturing;

•	manufacturing costs, pricing or reimbursement issues, or other factors may make the product uneconomical;

•	the proprietary rights of others and their competing products and technologies may prevent the product from being developed or commercialized; and

•	the contractual rights of our collaborators or others may prevent the product from being developed or commercialized.

If this compound is not developed successfully, our prospects for future revenue growth and our stock price would be harmed.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

Our operating results will likely fluctuate from quarter to quarter and from year to year, and are difficult to predict. Due to a highly competitive environment in kidney cancer and launches throughout the world, as well as the treatment paradigm in liver cancer, Nexavar sales will be difficult to predict from period to period. Our operating expenses are highly dependent on expenses incurred by Bayer and are largely independent of Nexavar sales in any particular period. In addition, we expect to incur significant operating expenses associated with the development activities with ONX 0801. If we exercise our option right related to ONX 0803 and ONX 0805, we will be required to pay significant license fees and we also expect to incur significant operating expenses for development of ONX 0803 and ONX 0805. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the timing and level of investments in sales and marketing efforts to support the sales of Nexavar, the timing and level of investments in the research and development of Nexavar, the ability of Bayer’s distribution network to process and ship Nexavar on a timely basis, fluctuations in foreign currency exchange rates and expenditures we may incur to acquire or develop additional products.

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

Nexavar or future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community or the market may not be as large as forecasted. One factor that may affect market acceptance of Nexavar or future products we may develop is the availability of third-party reimbursement. Our commercial success may depend, in part, on the availability of adequate reimbursement for patients from third-party healthcare payors, such as government and private health insurers and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and services, especially in global markets, and their reimbursement practices may affect the price levels for Nexavar or future products. In addition, the market for our products may be limited by third-party payors who establish lists of approved products and do not provide reimbursement for products not listed. If our products are not on the approved lists, our sales may suffer. Changes in government legislation or regulation, such as the Medicare Act in the United States, including Medicare Part D, or changes in private third-party payors’ policies towards reimbursement for our products may reduce reimbursement of our product costs and increase the amounts that patients have to pay themselves. Non-government organizations can influence the use of Nexavar and reimbursement decisions for Nexavar in the United States and elsewhere. For example, the National Comprehensive Cancer Network, or NCCN, a not-for-profit alliance of cancer centers, has issued guidelines for the use of Nexavar in the treatment of advanced kidney cancer and unresectable liver cancer. These guidelines may affect treating physicians’ use of Nexavar in treatment-naïve advanced kidney and liver cancer patients.

Nexavar’s success in Europe and other regions will also depend largely on obtaining and maintaining government reimbursement. For example, in Europe and in many other international markets, most patients will not use prescription drugs that are not reimbursed by their governments. Negotiating prices with governmental authorities can delay commercialization by twelve months or more. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis. For example, in Europe and in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. Further reimbursement policies are subject to change due to economic, political or competitive factors. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending.

A number of additional factors may limit the market acceptance of products, including the following:

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

We are subject to extensive government regulation, which can be costly, time consuming and subject us to unanticipated delays. If we are unable to obtain or maintain regulatory approvals for our products, compounds or product candidates, we will not be able to market or further develop them.

Drug candidates under development and approved for marketing are subject to extensive and rigorous domestic and foreign regulation, including the FDA’s requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. We have received regulatory approval for the use of Nexavar in the treatment of advanced kidney and liver cancer in the United States, in the European Union and a number of foreign markets, and we are developing Nexavar for several additional indications. Any compounds or product candidates that we may develop, including ONX 0801, ONX 0803 and ONX 0805, cannot be marketed in the U.S. until they have been approved by the FDA, and then they can only be marketed for the indications and claims approved by the FDA.

For Nexavar, we rely on Bayer to manage communications with regulatory agencies, including filing new drug applications, submission of promotional materials and generally directing the regulatory processes for Nexavar. We also rely on Bayer to complete the necessary government reporting obligations such as price calculation reporting and clinical study disclosures to federal and state regulatory agencies. We and Bayer may not obtain necessary additional approvals from the FDA or other regulatory authorities. If we fail to obtain required governmental approvals, we will experience delays in or be precluded from marketing Nexavar in particular indications or countries. The FDA or other regulatory authorities may approve only limited label information for the product. The label information describes the indications and methods of use for which the product is authorized, and if overly restrictive, may limit our and Bayer’s ability to successfully market any approved product. If we have disagreements as to ownership of clinical trial results or regulatory approvals, and the FDA refuses to recognize us as holding, or having access to, the regulatory approvals necessary to commercialize Nexavar, we may experience delays in or be precluded from marketing products.

For any compounds or product candidates that we may further develop, we cannot be sure that we will be able to receive necessary regulatory approvals on a timely basis, if at all. Delays in obtaining approvals could prevent us from marketing any potential products and would adversely affect our business.

The regulatory review and approval process takes many years, requires the expenditure of substantial resources, involves post-marketing surveillance and may involve ongoing requirements for post-marketing studies. Additional or more rigorous governmental regulations may be promulgated that could delay regulatory approval of our products or product candidates. Delays in obtaining regulatory approvals would adversely affect the successful commercialization of our products or product candidates.

After Nexavar and any other products we may develop are marketed, the products and their manufacturers are subject to continual review. Later discovery of previously unknown problems with Nexavar or any other products we may develop and manufacturing and production by Bayer or other third parties may result in restrictions on our products or product candidates, including withdrawal from the market. In addition, problems or failures with the products of others, before or after regulatory approval, including our competitors, could have an adverse effect on our ability to obtain or maintain regulatory approval. Increased industry trends in U.S. regulatory scrutiny of promotional activity by the FDA, Department of Justice, Office of Inspector General and Offices of State Attorney Generals resulting from healthcare fraud and abuse, including, but not limited to, violations of the Food, Drug and Cosmetic Act, False Claims Act and federal anti-kickback statute, have led to significant penalties for those pharmaceutical companies alleged of non-compliance. If we or Bayer fail to comply with applicable regulatory requirements, including strict regulation of marketing and sales activities, we could be subject to penalties, including fines, suspensions of regulatory approval, product recall, seizure of products and criminal prosecution.

We are dependent on the efforts of Bayer to market and promote Nexavar.

Under our collaboration and co-promotion agreements with Bayer, we and Bayer are co-promoting Nexavar in the United States.

We do not have the right to co-promote Nexavar in any country outside the United States, and we are dependent solely on Bayer to promote Nexavar in foreign countries where Nexavar is approved. In all foreign countries, except Japan, Bayer will first receive a portion of the product revenues to repay Bayer for its foreign commercialization infrastructure, before determining our share of profits and losses. In Japan, we receive a single-digit royalty on any sales of Nexavar.

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

We do not have the manufacturing expertise or capabilities for any current and future products and are dependent on others to fulfill our manufacturing needs, which could result in lost sales and the delay of clinical trials or regulatory approval.

Under our collaboration agreement with Bayer, Bayer has the manufacturing responsibility to supply Nexavar for clinical trials and to support our commercial requirements. However, should Bayer give up its right to co-develop Nexavar, we would have to manufacture Nexavar, or contract with another third party to do so for us. Additionally, under our agreement with BTG we are responsible for all product development and commercialization activities of ONX 0801. Under our agreement with S*BIO, if we exercise our options and if S*BIO fails to supply us inventory through manufacturing, or other specified events occur, we have co-exclusive rights (with S*BIO) to make and have made ONX 0803 and ONX 0805 for use and sale in the United States, Canada and Europe.

We lack the resources, experience and capabilities to manufacture Nexavar, ONX 0801 and, if required, ONX 0803 and ONX 0805 or any future product candidates on our own and would require substantial funds to establish these capabilities. Consequently, we are, and expect to remain, dependent on third parties to manufacture our product candidates and products. These parties may encounter difficulties in production scale-up, including problems involving production yields, quality control and quality assurance and shortage of qualified personnel. These third parties may not perform as agreed or may not continue to manufacture our products for the time required by us to successfully market our products. These third parties may fail to deliver the required quantities of our products or product candidates on a timely basis and at commercially reasonable prices. Failure by these third parties could impair our ability to meet the market demand for Nexavar, and could delay our ongoing clinical trials and our applications for regulatory approval. If these third parties do not adequately perform, we may be forced to incur additional expenses to pay for the manufacture of products or to develop our own manufacturing capabilities.

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

Although we achieved profitability for the year ended December 31, 2008 of $1.9 million of net income, we have incurred net losses for the years ended December 31, 2007 and 2006 of $34.2 million and $92.7 million, respectively. As of December 31, 2008, we had an accumulated deficit of approximately $470.7 million. We have incurred these losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We may continue to incur operating losses as we expand our development and commercial activities for our products, compounds and product candidates.

We have made, and plan to continue to make, significant expenditures towards the development and commercialization of Nexavar. We may never realize sufficient product sales to offset these expenditures. In addition, we will require significant funds for the research and development activities for ONX 0801. Upon the attainment of specified milestones, we are required to make milestone payments to BTG, which would also require significant funds. Exercising our option right under our agreement with S*BIO will also cause us to incur additional operating expenses that would require significant funds. Our ability to achieve and maintain consistent profitability depends upon success by us and Bayer in marketing Nexavar in approved indications and the successful development and regulatory approvals of Nexavar in additional indications.

If we lose our key employees or are unable to attract or retain qualified personnel, our business could suffer.

The loss of the services of key employees may have an adverse impact on our business unless or until we hire a suitably qualified replacement. We do not maintain key person life insurance on any of our officers, employees or consultants. Any of our key personnel could terminate their employment with us at any time and without notice. We depend on our continued ability to attract, retain and motivate highly qualified personnel. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. Following our licensing of ONX 0801, we are now conducting our own research and development of product candidates other than Nexavar, and we will need to hire individuals with the appropriate scientific skills. If we cannot hire these individuals in a timely fashion, we will be unable to engage in new product candidate discovery activities.

We may need additional funds, and our future access to capital is uncertain.

We may need additional funds to conduct the costly and time-consuming activities related to the development and commercialization of Nexavar, ONX 0801 and, if we exercise our option right, ONX 0803 and ONX 0805, including manufacturing, clinical trials and regulatory approval. Also, we may need funds to acquire rights to additional product candidates. Our future capital requirements will depend upon a number of factors, including:

•	revenue from our product sales;

•	global product development and commercialization activities;

•	the cost involved in enforcing patent claims against third parties and defending claims by third parties;

•	the costs associated with acquisitions or licenses of additional products;

•	competing technological and market developments;

•	repayment of our of milestone-based advances to Bayer, and

•	future fee and milestone payments to BTG and S*BIO.

We may not be able to raise additional capital on favorable terms, or at all. Beginning in 2008, the public equity and debt markets, historically our primary source of capital, have become difficult or impossible for many companies, including those in our industry, to access. If we are unable to obtain additional funds, we may not be able to fund our share of commercialization expenses and clinical trials. We may also have to curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses on terms that are unfavorable to us.

We believe that our existing capital resources and interest thereon will be sufficient to fund our current development plans beyond 2010. However, if we change our development plans, acquire rights to or license additional products, or if Nexavar is not accepted in the marketplace, we may need additional funds sooner than we expect. In addition, we anticipate that our expenses related to the development of ONX 0801 and our share of expenses under our collaboration with Bayer will increase over the next several years as we begin activities to develop ONX 0801 and continue our share of funding for the Nexavar clinical development program and expansion of commercial activities for Nexavar throughout the world. While these costs are unknown at the current time, we may need to raise additional capital to begin developing ONX 0801 beyond the pre-clinical stage and to continue the co-funding of the Nexavar program through and beyond 2010, and may be unable to do so.

If the specialty pharmacies and distributors that we and Bayer rely upon to sell Nexavar fail to perform, our business may be adversely affected.

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

Any such failure may result in decreased Nexavar sales and profits, which would harm our business.

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

In the case of Nexavar, the global patent applications related to this product candidate are held by Bayer, and are licensed to us in conjunction with our collaboration agreement with Bayer. Bayer has United States patents that cover Nexavar and pharmaceutical compositions of Nexavar, which will expire in 2020 and 2022, respectively. Based on a review of the public patent databases, Bayer also has a European patent that covers Nexavar, which will expire in 2020. Bayer has other patents/patent applications pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extensions, either in the U.S. or abroad, the entitlement to and the term of which cannot presently be calculated, in part because Bayer does not share with us information related to its Nexavar patent portfolio. As of December 31, 2008, we owned or had licensed rights to 60 United States patents and 24 United States patent applications and, generally, the foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert Company, now Pfizer, or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.

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

Limited foreign intellectual property protection and compulsory licensing could limit our revenue opportunities.

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

The sale of Nexavar and its and other products’ use in clinical trials exposes us to liability claims. Although we are not aware of any historical or anticipated product liability claims against us, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of Nexavar.

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

Due to our collaboration with Bayer, we are highly dependent on Bayer for timely and accurate information regarding any revenues realized from sales of Nexavar and the costs incurred in developing and selling it, in order to accurately report our results of operations. If we do not receive timely and accurate information or incorrectly estimate activity levels associated with the co-promotion and development of Nexavar at a given point in time, we could be required to record adjustments in future periods and may be required to restate our results for prior periods. Such inaccuracies or restatements could cause a loss of investor confidence in our financial reporting or lead to claims against us, resulting in a decrease in the trading price of shares of our common stock.

Provisions in our collaboration agreement with Bayer may prevent or delay a change in control.

Our collaboration agreement with Bayer provides that if we are acquired by another entity by reason of merger, consolidation or sale of all or substantially all of our assets, and Bayer does not consent to the transaction, then for 60 days following the transaction, Bayer may elect to terminate our co-development and co-promotion rights under the collaboration agreement. If Bayer were to exercise this right, Bayer would gain exclusive development and marketing rights to the product candidates developed under the collaboration agreement, including Nexavar. If this happens, we, or our successor, would receive a royalty based on any sales of Nexavar and other collaboration products, rather than a share of any profits, which could substantially reduce the economic value derived from the sales of Nexavar to us or our successor. These provisions of our collaboration agreement with Bayer may have the effect of delaying or preventing a change in control, or a sale of all or substantially all of our assets, or may reduce the number of companies interested in acquiring us.

Our stock price is volatile.

Our stock price is volatile and is likely to continue to be volatile. In the period beginning January 1, 2006 and ending December 31, 2008, our stock price ranged from a high of $59.50 and a low of $10.44. A variety of factors may have a significant effect on our stock price, including:

•	fluctuations in our results of operations;

•	interim or final results of, or speculation about, clinical trials of Nexavar;

•	development progress of our early stage compounds;

•	decisions by regulatory agencies, or changes in regulatory requirements;

•	ability to accrue patients into clinical trials;

•	developments in our relationship with Bayer;

•	public concern as to the safety and efficacy of our product candidates;

•	changes in healthcare reimbursement policies;

•	announcements by us or our competitors of technological innovations or new commercial therapeutic products;

•	government regulation;

•	developments in patent or other proprietary rights or litigation brought against us;

•	sales by us of our common stock or debt securities;

•	foreign currency fluctuations, which would affect our share of collaboration profits or losses; and

•	general market conditions.

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

Our executive officers, directors and 5% stockholders own, in the aggregate, approximately 39% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

A portion of our investment portfolio is invested in auction rate securities, and if auctions continue to fail for amounts we have invested, our investment will not be liquid. If the issuer of an auction rate security that we hold is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of our investment through an impairment charge to earnings.

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

In the past, stockholders have often brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us, because biotechnology companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. In December 2006, following our announcement that a Phase 3 trial administering Nexavar or placebo tablets in combination with the chemotherapeutic agents carboplatin and paclitaxel in patients with advanced melanoma did not meet its primary endpoint, our stock price declined significantly. Similarly, following our announcement in February 2008 that one of our Phase 3 trials for non-small cell lung cancer had been stopped because an independent DMC analysis concluded that it did not meet its primary endpoint of improved overall survival, our stock price declined significantly. We may in the future be the target of securities class action litigation. Securities litigation could result in substantial costs, could divert management’s attention and resources, and could seriously harm our business, financial condition and results of operations.

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

We are subject to the Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent a Delaware corporation from engaging in a merger or sale of more than 10% of its assets with any stockholder, including all affiliates and associates of the stockholder, who owns 15% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation’s stock unless:

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

We have entered into change in control severance agreements with each of our executive officers. These agreements provide for the payment of severance benefits and the acceleration of stock option vesting if the executive officer’s employment is terminated within 24 months of a change in control. The change in control severance agreements may have the effect of preventing a change in control.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We occupy a total 60,000 square feet of office space in our primary facility in Emeryville, California, which we began occupying in December 2004. In 2004, we entered into an operating lease for 23,000 square feet of office space at this location and, subsequently in December 2006, we amended the existing lease to occupy an additional 14,000 square feet of office space. This lease expires in March 2013. In 2008, we entered into another operating lease for an additional 23,000 square feet of office space in Emeryville, California. This lease expires in November 2013.

We also lease an additional 9,000 square feet of space in a secondary facility in Richmond, California. The lease for this facility expires in September 2010 with renewal options at the end of the lease for two subsequent five-year terms. We are currently subleasing this facility. Please refer to Note 8 of the accompanying financial statements for further information regarding our lease obligations.

Item 3.	Legal Proceedings

We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2008.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market (NASDAQ) under the symbol “ONXX.” We commenced trading on NASDAQ on May 9, 1996. The following table presents the high and low closing sales prices per share of our common stock reported on NASDAQ.

	Common Stock
	2008		2007
	High	Low	High	Low

First Quarter	$57.98	$25.05	$29.03	$10.74
Second Quarter	37.94	30.82	33.93	25.25
Third Quarter	44.79	36.13	44.73	26.77
Fourth Quarter	35.93	22.40	59.50	41.55

On February 20, 2009, the last reported sales price of our common stock on NASDAQ was $28.10 per share.

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

Holders

There were approximately 174 holders of record of our common stock as of February 20, 2009.

Dividends

We have not paid cash dividends on our common stock and do not plan to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

For the year ended December 31, 2008, we issued 72,551 shares of restricted stock awards, of which 20,106 shares were withheld for taxes.

Item 6.	Selected Financial Data

This section presents our selected historical financial data. You should carefully read the financial statements and the notes thereto included in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Statement of Operations data for the years ended December 31, 2008, 2007 and 2006 and the Balance Sheet data as of December 31, 2008 and 2007 has been derived from our audited financial statements included elsewhere in this report. The Statement of Operations data for the years ended December 31, 2005 and 2004 and the Balance Sheet data as of December 31, 2006, 2005 and 2004 has been derived from our audited financial statements that are not included in this report. Historical results are not necessarily indicative of future results. See the Notes to Financial Statements for an explanation of the method used to determine the number of shares used in computing basic and diluted net income (loss) per share.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statement of Operations Data:
Revenue:
Revenue from collaboration agreement(1)	$194,343	$90,429	$29,274	$-	$-
License fee revenue	-	-	250	1,000	500
Operating expenses:
Research and development(1)	123,749	83,306	84,169	63,120	35,846
Selling, general and administrative	80,994	60,546	50,019	39,671	14,316
Restructuring	-	-	-	-	258

Loss from operations	(10,400)	(53,423)	(104,664)	(101,791)	(49,920)

Investment income, net	12,695	19,256	11,983	6,617	3,164
Provision for income taxes	347	-	-	-	-

Net income (loss)	$1,948	$(34,167)	$(92,681)	$(95,174)	$(46,756)

Basic net income (loss) per share	$0.03	$(0.67)	$(2.20)	$(2.64)	$(1.36)

Shares used in computing basic net income (loss) per share	55,915	51,177	42,170	36,039	34,342

Shares used in computing diluted net income (loss) per share	56,765	51,177	42,170	36,039	34,342

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents, and current and non-current marketable securities	$458,046	$469,650	$271,403	$284,680	$209,624
Total assets	$509,767	484,083	286,246	294,665	215,546
Working capital	428,755	469,215	256,699	241,678	197,873
Advance from collaboration partner, non-current	-	39,234	40,000	30,000	20,000
Accumulated deficit	(470,710)	(472,658)	(438,491)	(345,810)	(250,636)
Total stockholders’ equity	$475,200	$432,237	$222,780	$223,240	$179,988

(1)	As a result of the adoption of new accounting literature, Emerging Issues Task Force, 07-1, or EITF 07-1, Accounting for Collaborative Arrangements, the Company’s statement of operations has a new presentation. These specific line items have been impacted by the new presentation. Refer to Note 1 in the Notes to Financial Statements for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. With our collaborators, we are developing anticancer therapies with the goal of changing the way cancer is treatedtm. We are applying our expertise to develop and commercialize therapies designed to exploit the genetic differences between cancer cells and normal cells.

Our first commercially available product, Nexavar® (sorafenib) tablets, being developed with our collaborator, Bayer HealthCare Pharmaceuticals Inc., or Bayer, is approved by the United States Food and Drug Administration, or FDA, for the treatment of patients with advanced kidney cancer and liver cancer. Nexavar is a novel, orally available kinase inhibitor and is one of a new class of anticancer treatments that target both cancer cell proliferation and tumor growth through the inhibition of key signaling pathways. In December 2005, Nexavar became the first newly approved drug for patients with advanced kidney cancer in over a decade. In November 2007, Nexavar was approved as the first and is currently the only systemic therapy for the treatment of patients with liver cancer. Nexavar is now approved in more than 70 countries for the treatment of advanced kidney cancer and in more than 60 countries for the treatment of liver cancer. We and Bayer are also conducting clinical trials of Nexavar in several important cancer types in addition to advanced kidney cancer and liver cancer, including lung, melanoma, breast, ovarian and colon cancers.

We and Bayer are commercializing Nexavar, for the treatment of patients with advanced kidney cancer and liver cancer. Nexavar has been approved and is marketed for these indications in the United States and in the European Union, as well as other territories worldwide. In the United States, we co-promote Nexavar with Bayer. Outside of the United States, Bayer manages all commercialization activities. In 2008, worldwide net sales of Nexavar as recorded by Bayer were $677.8 million.

In collaboration with Bayer, we initially focused on demonstrating Nexavar’s ability to benefit patients suffering from a cancer for which there were no or few established therapies. With the approval of Nexavar for the treatment of advanced kidney cancer and liver cancer, the two companies have established the Nexavar brand and created a global commercial oncology presence. In order to benefit as many patients as possible, we and Bayer are investigating the administration of Nexavar with previously approved anticancer therapies in more common cancers, with the objective of enhancing the anti-tumor activity of existing therapies through combination with Nexavar.

We and Bayer are developing and marketing Nexavar under our collaboration and co-promotion agreements. We fund 50% of the development costs for Nexavar worldwide, excluding Japan. With Bayer, we co-promote Nexavar in the United States and share equally in any profits or losses. Outside of the United States, excluding Japan, Bayer has exclusive marketing rights and we share profits equally. In Japan, Bayer funds all product development, and we will receive a royalty on any sales. Our agreements with Bayer also provide that we receive creditable milestone-based payments totaling $40 million, all of which have been received. These payments are repayable by us to Bayer from a portion of our share of any quarterly collaboration profits and royalties after deducting certain contractually agreed upon expenditures. As of December 31, 2008, $23.4 million of this amount was paid back to Bayer based on the profitability of the collaboration thus far.

We have expanded our development pipeline through the acquisition of rights to development-stage novel anticancer agents. In November 2008, we entered into an agreement to license worldwide development and commercialization rights to ONX 0801, previously known as BGC 945, from BTG International Limited, or BTG, a London-based specialty pharmaceuticals company. ONX 0801 is in preclinical development and is believed to work by combining two established approaches to improve outcomes for cancer patients, selectively targeting tumor cells through the alpha-folate receptor, which is overexpressed in a number of tumor types, and inhibiting thymidylate synthase, a key enzyme responsible for cell growth and division. In December 2008, we acquired options to license SB1518 (designated by Onyx as ONX 0803) and SB1578 (designated by Onyx as ONX 0805), which are both Janus Kinase 2, or JAK2, inhibitors, from S*BIO Pte Ltd, or S*BIO, a Singapore-based company. The activation of JAK2 stimulates blood cell production and the JAK2 pathway is known to play a critical role in the proliferation of certain types of cancer cells and in the anti-inflammatory pathway. ONX 0803 is in multiple Phase 1 studies and ONX 0805 is in preclinical development.

With the exception of the year ended December 31, 2008, we have incurred net losses since our inception. Our ability to achieve continued and sustainable profitability is uncertain and is dependent on a number of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the ability of Bayer’s distribution network to process and ship product on a timely basis, investments in sales and marketing efforts to support the sales of Nexavar, Bayer and our investments in the research and development of Nexavar, fluctuations in foreign exchange rates and expenditures we may incur to acquire or develop and commercialize additional products. Our operating results will likely fluctuate from quarter to quarter and from year to year, and are difficult to predict. Since inception, we have relied on public and private financings, combined with milestone payments from our collaborators, to fund our operations and may continue to do so in future periods. As of December 31, 2008, our accumulated deficit was approximately $470.7 million.

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

Critical Accounting Policies and the Use of Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We consider certain accounting policies related to revenue from collaboration agreement, fair value of marketable securities, stock-based compensation, research and development expenses and the use of estimates to be critical policies. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Significant estimates used in 2008 included assumptions used in the determination of the fair value of marketable securities, stock-based compensation related to stock options granted, revenue from collaboration agreement and research and development expenses. Actual results could differ materially from these estimates.

We believe the following policies to be the most critical to understanding our financial condition and results of operations, because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue from Collaboration Agreement: On December 12, 2007, the Financial Accounting Standards Board or FASB, ratified Emerging Issues Task Force 07-1, or EITF 07-1, Accounting for Collaborative Arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and shall be applied retrospectively for all collaborative arrangements existing as of the effective date. We have elected to early adopt EITF 07-1, as a result, effective January 1, 2006, our statement of operations for all periods presented have been reclassified to conform to the new presentation. As the commercial sales of Nexavar began in late December 2005, there is no impact to periods prior to January 1, 2006. This new presentation impacts the classification of amounts included in specific line items, but has no impact on net income (loss) or net income (loss) per share. As a result of this new presentation, the statement of operations now includes the line item “Revenue from collaboration agreement.” This line item consists of our share of the pre-tax commercial profit generated from the collaboration with Bayer, reimbursement of our shared marketing costs related to Nexavar and royalty revenue.

Our portion of shared collaboration research and development expenses is not included in the line item “Revenue from collaboration agreement,” but is reflected under operating expenses. According to the terms of the collaboration agreement, the companies share all research and development, marketing, and non-U.S. sales expenses. We and Bayer each bear our own U.S. sales force and medical science liaison expenses. These costs related to our U.S. sales force and medical science liaisons are recorded in our selling, general and administrative expenses. Bayer recognizes all revenue under the Nexavar collaboration and incurs the majority of expenses relating to the development and marketing of Nexavar. We are highly dependent on Bayer for timely and accurate information regarding any revenues realized from sales of Nexavar and the costs incurred in developing and selling it, in order to accurately report our results of operations. If we do not receive timely and accurate information or incorrectly estimate activity levels associated with the collaboration of Nexavar at a given point in time, we could be required to record adjustments in future periods and may be required to restate our results for prior periods.

See Note 1 of the accompanying footnotes to the financial statements for the effect of the adoption of EITF 07-1 for all periods presented.

Fair Value of Marketable Securities: Effective January 1, 2008, we adopted the provisions of Statements of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value and provides guidance for using fair value to measure assets and liabilities. In accordance with SFAS No. 157 and FAS Staff Position 157-2, “Effective Date of FASB Statement No. 157,” we adopted SFAS No. 157 with regard to all financial assets and liabilities in our financial statements in the first quarter of 2008 and have elected to delay the adoption of SFAS No. 157 for non-financial assets and non-financial liabilities until the first quarter of 2009. SFAS No. 157 is applicable whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Accordingly, the carrying amounts of certain of our financial instruments, including cash equivalents and marketable securities, continue to be valued at fair value on a recurring basis.

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

SFAS No. 157 describes three levels of inputs that may be used to measure fair value, as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

SFAS No. 157 introduced new disclosures about how we value certain assets. Much of the disclosure focuses on the inputs used to measure fair value, particularly in instances in which the measurement uses significant unobservable inputs.

Stock Based-Compensation: Effective January 1, 2006, we adopted the Statement of Financial Accounting Standards, or SFAS, “Share-Based Payment,” or SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payments made to employees and directors including employee stock option awards and employee stock purchases made under our Employee Stock Purchase Plan, or ESPP, based on estimated fair value. We previously applied the provisions of Accounting Principles Board Opinion, or APB, “Accounting for Stock Issued to Employees,” or APB No. 25 and related Interpretations and provided the required pro forma disclosures under SFAS 123, “Accounting for Stock-Based Compensation,” or SFAS 123.

We adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the year ended December 31, 2006, we recorded stock-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For these awards, the Company has continued to recognize compensation expense using the accelerated amortization method under FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” For stock-based awards granted after January 1, 2006, we recognized compensation expense based on the estimated grant date fair value method required under SFAS 123(R). The compensation expense for these awards was recognized using a straight-line amortization method. The net income for the year ended December 31, 2008 includes employee stock-based compensation expense of $18.8 million, or $0.33 per diluted share. The net loss for the years ended December 31, 2007 and 2006 includes employee stock-based compensation expense of $14.1 million, or $0.28 per diluted share, and $14.0 million, or $0.33 per diluted share, respectively. As of December 31, 2008, the total unrecorded stock-based compensation expense for unvested stock options, net of expected forfeitures, was $36.6 million, which is expected to be amortized over a weighted-average period of 2.6 years.

On November 10, 2005, the FASB, issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects, if any, of stock-based compensation expense pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the APIC pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

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

Research and Development Expense: In accordance with FASB Statement of Financial Accounting Standards, or FAS, No. 2, “Accounting for Research and Development Costs,” research and development costs are charged to expense when incurred. The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, non-refundable upfront payments, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead and occupancy costs. Non-refundable option payments, including those made under our agreement with S*BIO, that do not have any future alternative use are recorded as research and development expense. Not all research and development costs are incurred by us. A significant portion of our research and development expenses, approximately 55% in 2008, 82% in 2007 and 79% in 2006, relates to our cost sharing arrangement with Bayer and represents our share of the research and development costs incurred by Bayer. As a result of the cost sharing arrangement between us and Bayer, there was a net reimbursable amount of $50.7 million, $57.9 million and $53.2 million to Bayer for the years ended December 31, 2008, 2007 and 2006, respectively. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. If we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment.

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

Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites, cooperative groups and clinical research organizations. In the normal course of business we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract. We monitor service provider activities to the extent possible; however, if we underestimate activity levels associated with various studies at a given point in time, we could be required to record significant additional research and development expenses in future periods.

Income Taxes: We use the asset and liability method to account for income taxes as required by FAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In July 2006, the Financial Accounting Standards Board, or FASB, issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures a given tax position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006, and became effective for us on January 1, 2007. The adoption of FIN 48 had no impact on our financial condition, results of operations, or cash flows for the year ended December 31, 2008, as the we had no unrecognized tax benefits.

We have accumulated approximately $722.1 million in net operating losses, which equates to approximately $144.3 million in deferred tax assets, relating to U.S. federal and state income taxes through December 31, 2008. The federal net operating losses, which we can use to offset future federal taxable income, expire between the years 2010 and 2027, and the state net operating loss, which we can use to offset future state taxable income expire between the years 2014 and 2029. However, utilization of the net operating losses may be limited under U.S. Internal Revenue Code Section 382 and our ability to generate net income before they expire. We have also accumulated approximately an additional $68.9 million in other deferred tax assets based on temporary differences between book and tax reporting. We continue to fully reserve our net operating losses and other deferred tax assets despite achieving full year profitability in 2008, since we have had a history of losses since inception. We will consider reversing a significant portion of the valuation reserve once we have demonstrated sustained profitability and our internal forecasts support the utilization of the net operating losses prior to their expiration. If we determine that the reversal of a significant portion of the valuation reserve is appropriate, a significant one-time benefit will be recognized against our income tax provision in the period of the reversal. In addition, as of December 31, 2008, approximately $56.0 million of the deferred tax assets related to our net operating losses consists of deductions for employee stock options for which the tax benefit will be credited to additional paid-in capital if and when realized. We assess the appropriateness of the valuation allowance at the end of each reporting period.

Results of Operations

Years Ended December 31, 2008, 2007 and 2006

Revenue.  Nexavar, our only marketed product, was approved in the United States in December 2005. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the years ended December 31, 2008, 2007 and 2006, we reported no revenue related to Nexavar. Nexavar net sales as recorded by Bayer were $677.8 million, $371.7 million and $165.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, primarily from sales in the United States and the European Union.

Revenue from Collaboration Agreement.  Nexavar is currently marketed and sold in more than 70 countries for the treatment of advanced kidney cancer and in more than 60 countries for the treatment of liver cancer. We co-promote Nexavar in the United States with Bayer under collaboration and co-promotion agreements. In March 2006, we and Bayer entered into a co-promotion agreement to co-promote Nexavar in the United States. This agreement amends the collaboration agreement and supersedes the provisions of that agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the collaboration agreement continue to govern. Under the terms of the co-promotion agreement and consistent with the collaboration agreement, we and Bayer share equally in the profits or losses of Nexavar, if any, in the United States, subject only to our continued co-funding of the development costs of Nexavar worldwide outside of Japan and our continued co-promotion of Nexavar in the United States. The collaboration was created through a contractual arrangement, not through a joint venture or other legal entity.

Outside of the United States, excluding Japan, Bayer incurs all of the sales and marketing expenditures, and we reimburse Bayer for half of those expenditures. In addition, for sales generated outside of the United States, excluding Japan, we reimburse Bayer a fixed percentage of sales for their marketing infrastructure. Research and development expenditures on a worldwide basis, excluding Japan, are equally shared by both companies regardless of whether we or Bayer incurs the expense. In Japan, Bayer is responsible for all development and marketing costs and we receive a royalty on net sales of Nexavar.

In the United Sates, Bayer provides all product distribution and all marketing support services for Nexavar, including managed care, customer service, order entry and billing. We compensate Bayer for distribution expenses based on a fixed percentage of gross sales of Nexavar in the United States. We reimburse Bayer for half of its expenses for marketing services provided by Bayer for the sale of Nexavar in the United States. We and Bayer share equally in any other out-of-pocket marketing expenses (other than expenses for sales force and medical science liaisons) that we and Bayer incur in connection with the marketing and promotion of Nexavar in the United States. Bayer manufactures all Nexavar sold and is reimbursed at an agreed transfer price per unit for the cost of goods sold in the United States.

In the United States, we contribute half of the overall number of sales force personnel required to market and promote Nexavar and half of the medical science liaisons to support Nexavar. We and Bayer each bear our own sales force and medical science liaison expenses. These expenses are not included in the calculation of the profits or losses of the collaboration.

Revenue from collaboration agreement consists of our share of the pre-tax commercial profit generated from our collaboration with Bayer, reimbursement of our shared marketing costs related to Nexavar and royalty revenue. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. We record revenue from collaboration agreement on a quarterly basis. Revenue from collaboration agreement is derived by calculating net sales of Nexavar to third-party customers and deducting the cost of goods sold, distribution costs, marketing costs (including without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses, and Bayer marketing services expenses), Phase 4 clinical trial costs and allocable overhead costs. Reimbursement by Bayer of our shared marketing costs related to Nexavar and royalty revenue are also included in the “Revenue from collaboration agreement” line item.

Our portion of shared collaboration research and development expenses is not included in this line item, but is reflected under operating expenses. According to the terms of the collaboration agreement, the companies share all research and development, marketing and non-US sales expenses. United States sales force and medical science liaison expenditures incurred by both companies are borne by each company separately and are not included in the calculation. Some of the revenue and expenses recorded to derive the revenue from collaboration agreement during the period presented are estimates of both parties and are subject to further adjustment based on each party’s final review should actual results differ from these estimates. If we do not receive timely and accurate information or incorrectly estimate activity levels associated with the collaboration of Nexavar at a given point in time, we could be required to record adjustments in future periods and may be required to restate our results for prior periods. Revenue from collaboration agreement increases with increased Nexavar net revenue, or decreases with decreased Nexavar net revenue, over and above the associated cost of goods sold, distribution, selling and general administrative expenses. Increases to the associated costs of goods sold, distribution, selling and general and administrative expenses will decrease revenue from collaboration agreement and decreases to these costs will increase revenue from collaboration agreement. We expect Nexavar sales and Bayer’s and our shared cost of goods sold, distribution, selling and general administrative expense to increase with the approval of liver cancer and as Bayer continues to expand Nexavar marketing and sales activities outside of the United States.

Revenue from collaboration agreement was $194.3 million, $90.4 million and $29.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in revenue from collaboration agreement is primarily a result of increased net product revenue on sales of Nexavar as recorded by Bayer of $677.8 million for the year ended December 31, 2008 as compared to $371.7 million for the year ended December 31, 2007 and $165.0 million for the year ended December 31, 2006. The increase in net product revenue was offset by increased costs to sell, distribute and market in countries around the world. Revenue from collaboration agreement is calculated as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Nexavar product revenue, net (as recorded by Bayer)	$677,806	$371,736	$164,994
Revenue subject to profit sharing (as recorded by Bayer)	637,459	371,736	164,994
Combined cost of goods sold, distribution, selling, general and administrative	298,792	223,682	123,004

Combined collaboration commercial profit	338,667	148,054	41,990

Onyx’s share of collaboration commercial profit	169,334	74,027	20,995
Reimbursement of Onyx’s shared marketing expenses	22,185	16,402	8,279
Royalty income	2,824	-	-

Revenue from collaboration agreement	$194,343	$90,429	$29,274

License Revenue.  License revenue was zero in 2008 and 2007 and $250,000 in 2006. License revenue in 2006 represents $100,000 recognized for selling the rights to certain viruses from our now discontinued therapeutic virus program to Shanghai Sunway Biotech Co. Ltd and $150,000 recognized for licensing rights to certain cytopathic viruses for therapy and prophylaxis of neoplasia to DNAtriX. We have no ongoing performance obligations under these agreements.

Research and Development Expenses.  Research and development expenses were $123.7 million, including stock-based compensation of $2.7 million, in 2008, an increase of $40.4 million, or 48%, from $83.3 million, including stock-based compensation expense of $4.2 million, in 2007. The increase in research and development was primarily due to $33.8 million of upfront payments related to our development and license agreement with BTG and development collaboration, option and license agreement with S*BIO and costs related to the Phase 2 breast trials. We expect that Bayer and we will continue to expand our investment in the development of Nexavar by conducting clinical trials to test Nexavar’s efficacy in more prevalent tumor types in future periods. Additionally, we expect our research and development activities to also include developing ONX 0801 further.

Research and development expenses were $83.3 million, including stock-based compensation expense of $4.2 million, in 2007, a net decrease of $0.9 million, or 1%, from $84.2 million, including stock-based compensation expense of $2.6 million, in 2006. The decrease in research and development was due to offsetting factors. The 2007 costs include increased costs for the startup of the Phase 2 breast trials. Offsetting this increase for a net decrease in research and development expenses is reduced costs in melanoma spending as patients come off study from this program.

A significant portion of our research and development expenses, approximately 55% in 2008, 82% in 2007 and 79% in 2006, relates to our cost sharing arrangement with Bayer and represents our share of the research and development costs incurred by Bayer. As a result of the cost sharing arrangement between us and Bayer, there was a net reimbursable amount of $50.7 million, $57.9 million and $53.2 million to Bayer for the years ended December 31, 2008, 2007 and 2006, respectively. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. If we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment.

The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, non-refundable upfront payments, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead and occupancy costs. The scope and magnitude of future research and development expenses are difficult to predict at this time given the number of studies that will need to be conducted for any of our potential product candidates. In general, biopharmaceutical development involves a series of steps beginning with identification of a potential target and includes proof of concept in animals and Phase 1, 2 and 3 clinical studies in humans, each of which is typically more expensive than the previous step.

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

						Research and
						Development Expenses
						For the Year Ended
Products/		Collabo-	Phase of Development —			December 31,
Product Candidates	Description	rator	Estimated Completion	2008		2007		2006
				(In millions)

Nexavar (sorafenib) Tablets(1)	Small molecule inhibitor of tumor cell proliferation and angiogenesis, targeting RAF, VEGFR-2, PDGFR- ß, KIT, FLT-3, and RET	Bayer	Phase 1 — 2004 Phase 2 — Unknown Phase 3 — Unknown	$89.8	(2)	$83.3	(2)	$84.2(2)
ONX 0801	Compound targeting apha-folate receptor and inhibiting thymidylate synthase	BTG	Pre-clinical	13.1	(3)	-		-
ONX 0803, ONX 0805	Janus Kinase 2 Inhibitors	S*BIO	Phase 1 — unknown Pre-clinical	20.8	(4)	-		-

	Total research and development expenses			$123.7		$83.3		$84.2

(1)	Aggregate research and development costs to-date through December 31, 2008 incurred by us since fiscal year 2000 for the Nexavar project is $392.1 million.

(2)	Costs reflected include our share of product development costs incurred by Bayer for Nexavar.

(3)	Costs refer to the upfront payment made to BTG under our development and license agreement.

(4)	Costs refer to the upfront payment made to S*BIO under our development collaboration, option and license agreement.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $81.0 million, including stock-based compensation expense of $17.8 million, in 2008, a net increase of $20.5 million, or 34%, from $60.5 million, including stock-based compensation expense of $11.4 million, in 2007. The increase in selling, general and administrative expenses is primarily due to us incurring more of the shared marketing expenses in the United States and an increase in headcount in our commercial and administrative functions, including executive and corporate development, needed to support our growth and other salary related expenses, including bonuses. Additionally, the twelve months ended December 31, 2008 included non-recurring employee related expenses consisting of $2.3 million for modifications of previously granted stock-based awards to employees and $2.0 million for compensation, search fees and other expenses related to the transition of the chief executive officer.

Selling, general and administrative expenses were $60.5 million in 2007, including stock-based compensation expense of $11.4 million, a net increase of $10.5 million, or 21%, from $50.0 million, including stock-based compensation expense of $11.8 million, in 2006. The increase was primarily due to us incurring more of the shared marketing expenses in the United States and a planned increase in personnel in our commercial and administrative functions needed to support our growth and other salary related expenses, including bonuses.

Selling, general and administrative expenses consist primarily of salaries, employee benefits, stock-based compensation expense, selling and promotions, consulting, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs.

Investment Income.  We had investment income of $12.7 million in 2008, a decrease of $6.6 million from 2007, primarily due to lower interest rates from the change in the asset allocation of our investment portfolio.

We had investment income of $19.3 million in 2007, an increase of $7.3 million from 2006, primarily due to higher average cash balances in 2007 compared to 2006. Our average cash balances in 2007 benefited from our June 2007 sale of equity securities from which we received approximately $174.2 million in net cash proceeds, and our April 2007 sale of equity securities to Azimuth Opportunity Ltd., or Azimuth, from which we received approximately $30.8 million.

Income Taxes

With the exception of the year ended December 31, 2008, we have incurred significant losses since our inception and, as a result, we have not recorded a provision for income taxes for any of the periods presented prior to December 31, 2007. For the year ended December 31, 2008 we recorded a provision for income taxes of $0.3 million related to continuing operations. Our tax expense was related primarily to federal alternative minimum tax and state income taxes. As of December 31, 2008, our net operating loss carryforwards for federal and state income tax purposes were approximately $407.8 million and $314.2 million, respectively. We also had federal and state research and development tax credit and orphan drug credit carryforwards of approximately $37.9 million and $4.0 million, respectively. Realization of these deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. If not utilized, the net operating loss and credit carryforwards will begin to expire in 2010 and 2009, respectively. Additionally, utilization of net operating losses and credits may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of our net operating loss and credit carryforwards before they can be used. Please refer to Note 13 of the accompanying financial statements for further information regarding income taxes.

Related Party Transactions

We have a loan receivable from an employee of which $170,000 was outstanding at December 31, 2008. This loan is due in five annual payments, beginning in 2009, and bears interest at 2.85% per annum.

We had a loan with a former employee of which approximately $228,000 was outstanding at December 31, 2006. This loan bore interest at 4.82% per annum. In 2007, $87,000 of principal and interest was forgiven and the remaining loan balance of $152,000 was repaid in October 2007 in accordance with the terms of the loan agreement.

Liquidity and Capital Resources

Since our inception, we have incurred significant losses, and we have relied primarily on public and private financing, combined with milestone payments we have received from our collaborators, to fund our operations.

At December 31, 2008, we had cash, cash equivalents, and current and non-current marketable securities of $458.0 million, compared to $469.7 million at December 31, 2007 and $271.4 million at December 31, 2006. The $11.7 million decrease in cash, cash equivalents, and marketable securities in 2008 is primarily due to $38.0 million of upfront payments related to our development and license agreement with BTG and development collaboration, option and license agreement with S*BIO partially offset by the remaining cash provided by operations and net cash proceeds from the exercise of stock options for the year ended December 31, 2008.

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

Our cash used in operations was $8.4 million in 2008, $26.4 million in 2007 and $100.2 million in 2006. In 2008 and 2007, the cash used in operations primarily related to net losses for the 2008 and 2007 year-ends, respectively. Expenditures for capital equipment amounted to approximately $1.6 million in 2008, $2.7 million in 2007 and $619,000 in 2006. Capital expenditures in 2008 and 2007 were primarily for equipment to accommodate our employee growth.

In September 2006, we secured a commitment for up to $150 million in a common stock purchase agreement with Azimuth. During the two-year term of the commitment, we were able to sell, at our discretion, registered shares of our common stock to Azimuth at a discount to the market price ranging from 3.30% to 5.05%. Under this commitment, Azimuth purchased an aggregate of 5,573,010 shares of our common stock, or $106 million. In April 2007, Azimuth purchased 1,246,912 shares of our common stock for a purchase price of $31.0 million resulting in approximately $30.8 million in net cash proceeds received by us. In October and November 2006, Azimuth purchased an aggregate of 4,326,098 shares of our common stock under the purchase agreement for an aggregate purchase price of $75.0 million, resulting in approximately $74.4 million in net cash proceeds received by us.

Our investment portfolio includes $45.0 million of AAA rated securities with an auction reset feature (“auction rate securities”) collateralized by student loans. Since February 2008, securities of this type have experienced failures in the auction process. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to Libor or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified $39.6 million of these auction rate securities as non-current marketable securities on the accompanying balance sheet. We have reduced the carrying value of these marketable securities by $5.4 million through accumulated other comprehensive income or loss instead of earnings, which we believe reflects a temporary decline in fair value of these securities. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. Of the $45.0 million invested in failed auction rate securities, we estimate the fair value to be $39.6 million, which is based on a discounted cash flow model. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. An increase in either of these assumptions could result in a $1.0 million decrease in value. Alternatively, a decrease in either of the assumptions could result in a $1.1 million increase in value.

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

We believe that our existing capital resources and interest thereon will be sufficient to fund our current and planned operations beyond 2010. However, if we change our development plans, including acquiring or developing additional product candidates or complementary businesses, we may need additional funds sooner than we expect. We anticipate that our co-development costs for the Nexavar program may increase over the next several years as we continue to fund our share of the clinical development program and prepare for the potential product launches throughout the world. In addition, we anticipate that we will incur expenses for the development of ONX 0801 and, if we exercise one or both of our options, ONX 0803 and ONX 0805, we will be required to pay significant license fees and will incur development expenses. While these costs are unknown at the current time, we may need to raise additional capital to continue the co-funding of the program in future periods beyond 2010. We intend to seek any required additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

Contractual Obligations and Commitments

Our contractual obligations for the next five years and thereafter are as follows:

	Payments Due by Period
		Less than	1-3	3-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating leases, net of sublease income	$8,769	$1,819	$3,924	$3,026	$0
Advance from collaboration partner	$16,633	$16,633	$0	$0	$0

In 2006, we amended our existing operating lease to occupy 14,000 square feet of office space in addition to the 23,000 square feet already occupied in Emeryville, California, which serves as our corporate headquarters. The lease expires on March 31, 2013. In 2008, we entered into another operating lease to occupy an additional 23,000 square feet of office space in Emeryville, California. This lease expires on November 30, 2013. We also have a lease for 9,000 square feet of space in a secondary facility in Richmond, California, which we are currently subleasing through September 2010.

We previously received $40.0 million in development payments from Bayer pursuant to the collaboration agreement. These development payments contain no provision for interest and are repayable to Bayer from a portion of our share of collaboration profits after deducting certain contractually agreed upon expenditures. As of December 31, 2008, $23.4 million of these development payments have been repaid to Bayer leaving a remaining balance of $16.6 million, which has been reclassified as a current liability on the accompanying balance sheet.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, auction rate notes, investment grade government and non-government debt securities. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase by 100 basis points, or 1%, as of December 31, 2008, the fair value of our portfolio would decline by approximately $893,000.

The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at December 31:

	2008			2007
			Average			Average
		Fair Value	Interest		Fair Value	Interest
	Maturity	($ in millions)	Rate	Maturity	($ in millions)	Rate

Cash equivalents, fixed rate	0 — 3 months	$233.8	0.53%	0 — 2 months	$160.0	4.79%
Marketable securities, fixed rate	0 — 12 months	$222.9	0.87%	0 — 12 months	$308.0	4.75%

Our investment portfolio includes $45.0 million of AAA rated securities with an auction reset feature (“auction rate securities”) collateralized by student loans. Since February 2008, securities of this type have experienced failures in the auction process. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to Libor or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified $39.6 million of these auction rate securities as non-current marketable securities on the accompanying balance sheet. We have reduced the carrying value of these marketable securities by $5.4 million through accumulated other comprehensive income or loss instead of earnings, which we believe reflects a temporary decline in fair value of these securities.

A majority of Nexavar sales are generated outside of the United States, and a significant percentage of Nexavar commercial and development expenses are incurred outside of the United States. Fluctuations in foreign currency exchange rates affect our operating results. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. dollars for presentation in our financial statements, as well as our net sales, cost of goods sold, and operating margins. The primary foreign currency in which we have exchange rate fluctuation exposure is the European Union euro. As we expand, we could be exposed to exchange rate fluctuation in other currencies. Exchange rates between these currencies and U.S. dollars have fluctuated significantly in recent years and may do so in the future. We did not hold any derivative instruments as of December 31, 2008, and we have not held derivative instruments in the past. However, our investment policy does allow us to use derivative financial instruments for the purposes of hedging foreign currency denominated obligations. Our cash flows are denominated in United States dollars.

Item 8.	Financial Statements and Supplementary Data

Our Financial Statements and notes thereto appear on pages 53 to 78 of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures:  The Company’s chief executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008 to ensure the information required to be disclosed by the Company in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting: The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control over Financial Reporting:  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Onyx Pharmaceuticals, Inc.

We have audited Onyx Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Onyx Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Onyx Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Onyx Pharmaceuticals, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Onyx Pharmaceuticals, Inc. and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
February 24, 2009

Item 9B.	Other information

Not applicable.

PART III.

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company’s Annual Meeting of Stockholders to be held on May 26, 2009 (the “2009 Definitive Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from our 2009 Definitive Proxy Statement.

Item 11.	Executive Compensation

The information required under this Item 11 is incorporated by reference from our 2009 Definitive Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from our 2009 Definitive Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2008

	Number of		Number of securities
	securities to be		remaining available for
	issued upon exercise	Weighted-average	future issuance under
	of outstanding	exercise price of	equity compensation plans
	options, warrants	outstanding options,	(excluding securities
	and rights	warrants and rights	reflected in column a)
Plan Category(1)	Column a	Column b	Column c

Equity compensation plans approved by security holders	4,575,937	$28.72	4,671,008	(2)

(1)	We have no equity compensation plans not approved by security holders.

(2)	This amount includes 479,762 shares that remain available for purchase under our Employee Stock Purchase Plan. Under the 2005 Equity Incentive Plan, shares available for issuance should be reduced by one and three tenths (1.3) shares for each share of common stock available for issuance pursuant to a stock purchase award, stock bonus award, stock unit award or other stock award granted. With this adjustment, the total amount available for future issuance would be reduced to 3,703,797 shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this Item 13 is incorporated by reference from our 2009 Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required under this Item 14 is incorporated by reference from our 2009 Definitive Proxy Statement.

Consistent with Section 10A (i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Ernst & Young LLP did not provide any non-audit services related to the year ended December 31, 2008.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a)  Documents filed as part of this report.

(1)	Index to Financial Statements

The Financial Statements required by this item are submitted in a separate section beginning on page 52 of this Report.

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(2)	Financial Statement Schedules

Financial statement schedules have been omitted because the information required to be set forth therein is not applicable.

Exhibits

Exhibit
Number		Description of Document

3	.1(1)	Restated Certificate of Incorporation of the Company.
3	.2(2)	Amended and Restated Bylaws of the Company.
3	.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3	.4(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4	.2(1)	Specimen Stock Certificate.
10	.1(i)(5)*	Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.
10	.1(ii)(5)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 24, 1996.
10	.1(iii)(5)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated February 1, 1999.
10	.2(i)(5)*	Amended and Restated Research, Development and Marketing Collaboration Agreement dated May 2, 1995 between the Company and Warner-Lambert Company.
10	.2(ii)(6)*	Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.
10	.2(iii)(6)*	Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.
10	.2(iv)(6)*	Second Amendment to the Amended and Restated Research, Development and Marketing Agreement between Warner-Lambert and the Company dated May 2, 1995.
10	.2(v)(6)*	Second Amendment to Research, Development and Marketing Collaboration Agreement between Warner-Lambert and the Company dated July 31, 1997.
10	.2(vi)(7)*	Amendment #3 to the Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.

Exhibit
Number		Description of Document

10	.2(vii)(8)*	Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10	.3(9)*	Technology Transfer Agreement dated April 24, 1992 between Chiron Corporation and the Company, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20, 1994 and in the Letter Agreement dated March 29, 1996.
10	.4(1)+	Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.
10	.5(1)+	1996 Equity Incentive Plan.
10	.6(1)+	1996 Non-Employee Directors’ Stock Option Plan.
10	.7(10)+	1996 Employee Stock Purchase Plan.
10	.8(1)+	Form of Indemnity Agreement to be signed by executive officers and directors of the Company.
10	.9(11)+	Form of Executive Change in Control Severance Benefits Agreement.
10	.10(i)(12)*	Collaboration Agreement between the Company and Warner-Lambert Company dated October 13, 1999.
10	.10(ii)(7)*	Amendment #1 to the Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10	.10(ii)(13)*	Second Amendment to the Collaboration Agreement between the Company and Warner-Lambert Company dated September 16, 2002.
10	.11(14)	Stock and Warrant Purchase Agreement between the Company and the investors dated May 6, 2002.
10	.12(i)(15)	Sublease between the Company and Siebel Systems dated August 5, 2004.
10	.12(ii)(16)	First Amendment to Sublease between the Company and Oracle USA Inc., dated November 3, 2006.
10	.13(i)(17)+	2005 Equity Incentive Plan.
10	.13(ii)(16)+	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.
10	.13(iii)(16)+	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan and the Non-Discretionary Grant Program for Directors.
10	.13(iv)(18)+	Form of Stock Bonus Award Grant Notice and Agreement between the Company and certain award recipients.
10	.14(5)*	United States Co-Promotion Agreement by and between the Company and Bayer Pharmaceuticals Corporation, dated March 6, 2006.
10	.15(19)+	Letter Agreement between Laura A. Brege and the Company, dated May 19, 2006.
10	.16(18)+	Letter Agreement between Gregory W. Schafer and the Company, dated July 7, 2006.
10	.17(20)	Common Stock Purchase Agreement between the Company and Azimuth Opportunity Ltd., dated September 29, 2006.
10	.18(21)+	Retirement Agreement between the Company and Edward F. Kenney, dated April 13, 2007.
10	.19(22)+	Bonuses for Fiscal Year 2007 and Base Salaries for Fiscal Year 2008 for Named Executive Officers.
10	.20(23)+	Employment Agreement between the Company and N. Anthony Coles, M.D., dated as of February 22, 2008.
10	.21(23)+	Executive Change in Control Severance Benefits Agreement between the Company and N. Anthony Coles, M.D., dated as of February 22, 2008.
10	.22(23)+	Retirement Agreement between the Company and Hollings C. Renton, dated as of February 22, 2008.
10	.23(24)+	Separation Agreement between the Company and Henry J. Fuchs, M.D., dated December 1, 2008.
10	.24(i)(25)+	Separation and Consulting Agreement between the Company and Gregory W. Schafer, dated June 23, 2008.

Exhibit
Number		Description of Document

10	.24(ii)(2)+	Amendment to Separation and Consulting Agreement between the Company and Gregory W. Schafer, dated December 5, 2008.
10	.25(2)+	Onyx Pharmaceuticals, Inc. Executive Severance Benefit Plan.
10	.26(26)+	Letter Agreement between the Company and Matthew K. Fust, dated December 12, 2008.
10	.27**	Development and License Agreement between the Company and BTG International Limited, dated as of November 6, 2008.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney. Reference is made to the signature page.
31.1		Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1		Certifications required by Rule 13a-14(b) or Rule 15d-14(b)and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been received for portions of this document.

**	Confidential treatment has been sought for portions of this document.

+	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Onyx’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on December 5, 2008.

(3)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(5)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(6)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2002. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(7)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(8)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(9)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2001. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(10)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 25, 2007.

(11)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on June 10, 2008.

(12)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on March 1, 2000.

(13)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(14)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 filed on June 5, 2002 (No. 333-89850).

(15)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(16)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2006.

(17)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 15, 2008

(18)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on July 12, 2006.

(19)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on June 12, 2006.

(20)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on September 29, 2006.

(21)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(22)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 8, 2008.

(23)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 26, 2008.

(24)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on December 1, 2008.

(25)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on June 23, 2008.

(26)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on December 23, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Emeryville, County of Alameda, State of California, on the 25th day of February, 2009.

Onyx Pharmaceuticals, inc.

By:	/s/ N. Anthony Coles
N. Anthony Coles
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints N. Anthony Coles and Matthew K. Fust or either of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates stated.

Signature	Title	Date

/s/ N. ANTHONY COLES N. Anthony Coles	President and Chief Executive Officer (Principal Executive Officer)	February 25, 2009

/s/ MATTHEW K. FUST Matthew K. Fust	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2009

/s/ PAUL GODDARD Paul Goddard, Ph.D.	Director	February 25, 2009

/s/ ANTONIO GRILLO-LOPEZ Antonio Grillo-Lopez, M.D.	Director	February 25, 2009

/s/ MAGNUS LUNDBERG Magnus Lundberg	Director	February 25, 2009

/s/ CORINNE H. LYLE Corinne H. Lyle	Director	February 25, 2009

/s/ WENDELL WIERENGA Wendell Wierenga, Ph.D.	Director	February 25, 2009

/s/ THOMAS G. WIGGANS Thomas G. Wiggans	Director	February 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Onyx Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Onyx Pharmaceuticals, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of Onyx Pharmaceuticals, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Onyx Pharmaceuticals, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Onyx Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
February 24, 2009

ONYX PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$235,152	$161,653
Marketable securities	183,272	307,997
Receivable from collaboration partner	35,836	4,702
Prepaid expenses and other current assets	7,799	6,304

Total current assets	462,059	480,656
Marketable securities, non-current	39,622	-
Property and equipment, net	3,363	3,146
Other assets	4,723	281

Total assets	$509,767	$484,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93	$271
Advance from collaboration partner	16,633	-
Accrued liabilities	4,523	2,065
Accrued clinical trials and related expenses	6,041	3,323
Accrued compensation	6,014	5,782

Total current liabilities	33,304	11,441
Advance from collaboration partner, non-current	-	39,234
Deferred rent and lease incentives	1,263	1,171
Commitments and contingencies (Notes 8 and 14)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,560,244 and 55,324,887 shares issued and outstanding as of December 31, 2008 and 2007, respectively	57	56
Additional paid-in capital	950,628	904,506
Receivable from option exercises	(455)	(23)
Accumulated other comprehensive gain (loss)	(4,320)	356
Accumulated deficit	(470,710)	(472,658)

Total stockholders’ equity	475,200	432,237

Total liabilities and stockholders’ equity	$509,767	$484,083

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	( In thousands, except per share amounts )

Revenue:
Revenue from collaboration agreement	$194,343	$90,429	$29,274
License fee revenue	-	-	250

Total operating revenue	194,343	90,429	29,524

Operating Expenses:
Research and development	123,749	83,306	84,169
Selling, general and administrative	80,994	60,546	50,019

Total operating expenses	204,743	143,852	134,188

Loss from operations	(10,400)	(53,423)	(104,664)

Investment income, net	12,695	19,256	11,983
Provision for income taxes	347	-	-

Net income (loss)	$1,948	$(34,167)	$(92,681)

Basic net income (loss) per share	$0.03	$(0.67)	$(2.20)

Diluted net income (loss) per share	$0.03	$(0.67)	$(2.20)

Shares used in computing basic net income (loss) per share	55,915	51,177	42,170

Shares used in computing diluted net income (loss) per share	56,765	51,177	42,170

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

				Receivable	Accumulated
				From	Other
			Additional	Stock	Comprehensive		Total
	Common Stock		Paid-In	Option	Income	Accumulated	Stockholders’
	Shares	Amount	Capital	Exercises	(Loss)	Deficit	Equity
	(In thousands, except shares and per share amounts)

Balances at December 31, 2005	41,210,734	$41	$569,800	$(24)	$(767)	$(345,810)	$223,240
Exercise of stock options	347,287	-	2,520	24	-	-	2,544
Issuance of common stock in connection with Azimuth common stock purchase agreement	4,326,098	5	74,353	-	-	-	74,358
Stock-based compensation, related to stock option grants	-	-	13,957	-	-	-	13,957
Issuance of common stock pursuant to employee stock purchase plan	22,584	-	602	-	-	-	602
Vesting of restricted stock awards	6,667	-	170	-	-	-	170
Comprehensive loss:
Change in unrealized gain (loss) on investments	-	-	-	-	590	-	590
Net loss	-	-	-	-	-	(92,681)	(92,681)

Comprehensive loss							(92,091)

Balances at December 31, 2006	45,913,370	46	661,402	-	(177)	(438,491)	222,780
Exercise of stock options	1,477,661	1	21,909	(23)	-	-	21,887
Issuance of common stock in connection with Azimuth common stock purchase agreement	1,246,912	2	30,754	-	-	-	30,756
Issuance of common stock in connection with follow-on public offering	6,600,000	7	174,149	-	-	-	174,156
Stock-based compensation, related to stock option grants	-	-	14,073	-	-	-	14,073
Issuance of common stock pursuant to employee stock purchase plan	73,611	-	954		-	-	954
Vesting of restricted stock awards	13,333	-	1,265	-	-	-	1,265
Comprehensive loss:
Change in unrealized gain (loss) on investments	-	-	-	-	533	-	533
Net loss	-	-	-	-	-	(34,167)	(34,167)

Comprehensive loss							(33,634)

Balances at December 31, 2007	55,324,887	56	904,506	(23)	356	(472,658)	432,237
Exercise of stock options	1,145,281	1	25,060	(432)	-	-	24,629
Stock-based compensation, related to stock option grants	-	-	16,779	-	-	-	16,779
Tax benefit associated with stock options	-	-	112	-	-	-	112
Issuance of common stock pursuant to employee stock purchase plan	37,631	-	1,386	-	-	-	1,386
Vesting of restricted stock awards	72,551	-	3,362	-	-	-	3,362
Repurchase of restricted stock awards	(20,106)	-	(577)	-	-	-	(577)
Comprehensive loss:
Change in unrealized gain (loss) on investments	-	-	-	-	(4,676)	-	(4,676)
Net income	-	-	-	-	-	1,948	1,948

Comprehensive loss							(2,728)

Balances at December 31, 2008	56,560,244	$57	$950,628	$(455)	$(4,320)	$(470,710)	$475,200

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$1,948	$(34,167)	$(92,681)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized gains on sale of marketable securities	(483)	-	-
Depreciation and amortization	1,333	1,030	758
Forgiveness of note receivable	-	(87)	-
Stock-based compensation	20,506	15,624	14,406
Excess tax benefit from share-based awards	(112)	-	-
Changes in operating assets and liabilities:
Receivable from collaboration partner	(31,134)	4,579	(4,931)
Prepaid expenses and other current assets	(1,383)	(2,710)	352
Other assets	(4,442)	144	(190)
Accounts payable	(178)	(26)	(284)
Payable to collaboration partner	-	(8,391)	(22,432)
Accrued liabilities	2,458	(862)	1,851
Accrued clinical trials and related expenses	2,718	(4,940)	2,696
Accrued compensation	232	2,461	210
Deferred rent and lease incentives	92	904	-

Net cash provided by (used in) operating activities	(8,445)	(26,441)	(100,245)

Cash flows from investing activities:
Purchases of marketable securities	(420,344)	(499,470)	(360,272)
Sales of marketable securities	96,839	-	-
Maturities of marketable securities	404,415	368,996	422,488
Capital expenditures	(1,550)	(2,698)	(619)
Notes receivable from related parties	-	152	(228)

Net cash provided by (used in) investing activities	79,360	(133,020)	61,369

Cash flows from financing activities:
Purchases of treasury stock	(577)	-	-
Advance from (payment to) collaboration partner	(22,601)	(766)	10,000
Net proceeds from issuances of common stock	25,650	227,467	77,225
Excess tax benefit from stock-based awards	112	-	-

Net cash provided by financing activities	2,584	226,701	87,225

Net increase in cash and cash equivalents	73,499	67,240	48,349
Cash and cash equivalents at beginning of period	161,653	94,413	46,064

Cash and cash equivalents at end of period	$235,152	$161,653	$94,413

Supplemental cash flow data

Cash paid during the year for income taxes	$641	$-	$-

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 1.	Summary of Significant Accounting Policies

The Company

Onyx Pharmaceuticals, Inc. (“Onyx” or “the Company”) was incorporated in California in February 1992 and reincorporated in Delaware in May 1996. Onyx is a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. With the Company’s collaborators, the Company is developing anticancer therapies with the goal of changing the way cancer is treated tm. The Company is applying its expertise to develop and commercialize therapies designed to exploit the genetic differences between cancer cells and normal cells.

The Company’s first commercially available product, Nexavar® (sorafenib) tablets, being developed with the Company’s collaborator Bayer HealthCare Pharmaceuticals, Inc., or Bayer, is approved by the United States Food and Drug Administration, or FDA, for the treatment of patients with advanced kidney cancer and liver cancer.

The Company has expanded its development pipeline through the acquisition of rights to development-stage, novel anticancer agents. In November 2008, the Company entered into an agreement to license worldwide development and commercialization rights to ONX 0801, previously known as BGC 945, from BTG International Limited, or BTG, a London-based specialty pharmaceuticals company. In December 2008, the Company acquired options to license SB1518 (designated by the Company as ONX 0803) and SB1578 (designated by the Company as ONX 0805), which are both Janus Kinase 2, or JAK2, inhibitors, from S*BIO Pte Ltd, or S*BIO, a Singapore-based company.

Change in Accounting Principle

On December 12, 2007, the Financial Accounting Standards Board, or FASB, ratified Emerging Issues Task Force, 07-1, or EITF 07-1, Accounting for Collaborative Arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and shall be applied retrospectively for all collaborative arrangements existing as of the effective date. The Company has elected to early adopt EITF 07-1, as a result, effective January 1, 2006, the Company’s statement of operations for all periods presented have been reclassified to conform to the new presentation. As the commercial sales of Nexavar began in late December 2005, there is no impact to periods prior to January 1, 2006. This new presentation impacts the classification of amounts included in specific line items, but has no impact on net income (loss) or net income (loss) per share. As a result of this new presentation, the statement of operations now includes the line item “Revenue from collaboration agreement.” This line item consists of the Company’s share of the pre-tax commercial profit generated from the collaboration with Bayer, reimbursement of the Company’s shared marketing costs related to Nexavar and royalty revenue.

The Company’s portion of shared collaboration research and development expenses is not included in the line item “Revenue from collaboration agreement,” but is reflected under operating expenses. According to the terms of the collaboration agreement, the companies share all research and development, marketing, and non-U.S. sales expenses. The Company and Bayer each bear its own U.S. sales force and medical science liaison expenses. These costs related to the Company’s U.S. sales force and medical science liaisons are recorded in the Company’s selling, general and administrative expenses. Bayer recognizes all revenue under the Nexavar collaboration and incurs the majority of expenses relating to the development and marketing of Nexavar. If the Company does not receive timely and accurate information or incorrectly estimates activity levels associated with the collaboration of Nexavar at a given point in time, the Company could be required to record adjustments in future periods and may be required to restate its results for prior periods. The following table illustrates the effect of adopting EITF 07-1 on the Company’s previously reported statements of operations for the years ended December 31, 2007 and 2006.

	Years Ended December 31,
	2007		2006
	As Previously	2007	As Previously	2006
	Reported	As Revised	Reported	As Revised
Revenue:
Revenue from collaboration agreement	$-	$90,429	$-	$29,274
License revenue	-	-	250	250
Net revenue (expense) from unconsolidated joint business	32,536	-	(23,915)	-

Operating expenses:
Research and development	25,413	83,306	30,980	84,169
Selling, general and administrative	60,546	60,546	50,019	50,019

Loss from operations	(53,423)	(53,423)	(104,664)	(104,664)
Investment income, net	19,256	19,256	11,983	11,983

Net loss	$(34,167)	$(34,167)	$(92,681)	$(92,681)

Basic net loss per share	$(0.67)	$(0.67)	$(2.20)	$(2.20)

Shares used in computing basic net loss per share	51,177	51,177	42,170	42,170

Revenue Recognition

Revenue is recognized when the related costs are incurred and the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectability of those fees.

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

Creditable milestone-based payments that the Company received from its collaboration with Bayer were not recorded as revenue. These amounts are interest-free and are repayable to Bayer from a portion of any of the Company’s quarterly future profits and royalties after deducting certain contractually agreed upon expenditures and were recorded in the caption “Advance from collaboration partner” on the Company’s accompanying balance sheet.

Revenue from Collaboration Agreement

As a result of the adoption of EITF 07-1, the Company’s statement of operations for all periods presented have been reclassified to conform to the new presentation and now include the line item “Revenue from collaboration agreement.” Revenue from collaboration agreement consists of the Company’s share of the pre-tax commercial profit generated from the collaboration with Bayer, reimbursement of the Company’s shared marketing costs related to Nexavar and royalty revenue. Under the terms of the collaboration, Bayer recognizes all revenue from the sale of Nexavar and both companies share all research and development, marketing, and non-U.S. sales expenses, excluding Japan. Some of the revenue and expenses recorded to derive revenue from collaboration agreement during the period presented are estimates of both parties and are subject to further adjustment based on each party’s final review should actual results differ materially from these estimates. If the Company does not receive timely and accurate information or incorrectly estimates activity levels associated with the collaboration of Nexavar at a given point in time, the Company could be required to record adjustments in future periods and may be required to restate its results for prior periods.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Research and Development

In accordance with FASB Statement of Financial Accounting Standards, or FAS, No. 2, “Accounting for Research and Development Costs,” research and development costs are charged to expense when incurred. The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, non-refundable upfront payments, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead and occupancy costs. Non-refundable option payments, including those made under our agreement with S*BIO, that do not have any future alternative use are recorded as research and development expense. Not all research and development costs are incurred by the Company. A significant portion of the Company’s research and development expenses, approximately 55% in 2008, 82% in 2007 and 79% in 2006, relates to the Company’s cost sharing arrangement with Bayer and represents the Company’s share of the research and development costs incurred by Bayer. As a result of the cost sharing arrangement between the Company and Bayer, there was a net reimbursable amount of $50.7 million, $57.9 million and $53.2 million to Bayer for the years ended December 31, 2008, 2007 and 2006, respectively. Such amounts were recorded based on invoices and estimates the Company receives from Bayer. When such invoices have not been received, the Company must estimate the amounts owed to Bayer based on discussions with Bayer. If the Company underestimates or overestimates the amounts owed to Bayer, the Company may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment.

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

The Company’s cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites, cooperative groups and clinical research organizations. In the normal course of business the Company contracts with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses in its financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on the Company’s estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract. The Company monitors service provider activities to the extent possible; however, if the Company underestimates activity levels associated with various studies at a given point in time, the Company could be required to record significant additional research and development expenses in future periods.

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

Management determines the appropriate classification of securities at the time of purchase. The Company classifies its investments as available-for-sale securities, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities, or SFAS No. 115. Available-for-sale securities are carried at fair value based on quoted market prices, with any unrealized gains and losses reported in accumulated other comprehensive income (loss). Unrealized losses are charged against “investment income” when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near-term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) the Company’s ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Available-for-sale securities with remaining maturities of greater than one year are classified as long-term. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold or the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific identification method. Realized gains and losses and declines in value judged to be other than temporary are included in the statements of operations. There was a realized gain of $483,000 for the year ended December 31, 2008 and no realized gains or losses in each of the years ended December 31, 2007 and 2006. Interest and dividends on securities classified as available-for-sale are included in investment income.

Fair Values of Financial Instruments

Effective January 1, 2008, the Company adopted the provisions of Statements of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS No. 157, which defines fair value and provides guidance for using fair value to measure assets and liabilities. In accordance with SFAS No. 157 and FAS Staff Position 157-2, “Effective Date of FASB Statement No. 157,” the Company adopted SFAS No. 157 with regard to all financial assets and liabilities in its financial statements in the first quarter of 2008 and has elected to delay the adoption of SFAS No. 157 for non-financial assets and non-financial liabilities until the first quarter of 2009. SFAS No. 157 is applicable whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Accordingly, the carrying amounts of certain financial instruments of the Company, including cash equivalents and marketable securities, continue to be valued at fair value on a recurring basis.

SFAS No. 157 introduced new disclosures about how the Company values certain assets. Much of the disclosure focuses on the inputs used to measure fair value, particularly in instances in which the measurement uses significant unobservable inputs.

The fair value estimates presented in this report reflect the information available to the Company as of December 31, 2008. See Note 4, “Marketable Securities.”

Other Long-Term Assets

In December 2008 the Company entered into an options agreement with S*BIO, for which the Company made a $25 million payment to S*BIO, comprised of an up-front payment and an equity investment in ordinary shares of S*BIO. As a result, for the year ended December 31, 2008, other long-term assets included $4.3 million in this long-term private equity investment. This investment is accounted for using the cost method of accounting.

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally two to five years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally five to six years.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment and for Long-Lived Assets,” or SFAS No. 144, impairment of long-lived assets is measured or assessed when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. There were no write-downs in 2008, 2007 and 2006.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards, or SFAS, “Share-Based Payment,” or SFAS No. 123(R) using the modified prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payments made to employees and directors including employee stock option awards and employee stock purchases made under the Employee Stock Purchase Plan, or ESPP, based on estimated fair value. The Company previously applied the provisions of Accounting Principles Board Opinion, or APB, “Accounting for Stock Issued to Employees,” or APB No. 25, and related Interpretations and provided the required pro forma disclosures under SFAS 123, “Accounting for Stock-Based Compensation,” or SFAS 123.

The net income for the year ended December 31, 2008 includes employee stock-based compensation expense of $18.8 million, or $0.33 per diluted share. The net loss for the years ended December 31, 2007 and 2006 includes employee stock-based compensation expense of $14.1 million, or $0.28 per diluted share, and $14.0 million, or $0.33 per diluted share, respectively. As of December 31, 2008, the total unrecorded stock-based compensation expense for unvested stock options, net of expected forfeitures, was $36.6 million, which is expected to be amortized over a weighted-average period of 2.6 years.

All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The option arrangements are subject to periodic remeasurement over their vesting terms. The Company recorded compensation expense related to option grants to non-employees of $1.7 million, $1.5 million and $365,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is presented in conformance with SFAS No. 128, “Earnings Per Share.” Basic net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during each period and other dilutive securities. The following is a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Numerator

Net income (loss)	$1,948	$(34,167)	$(92,681)

Denominator
Weighted average shares outstanding used to compute basic net income (loss) per share	55,915	51,177	42,170
Effect of dilutive stock options, stock awards and warrants	850	-	-

Weighted average shares outstanding used to compute diluted net income (loss) per share	56,765	51,177	42,170

Diluted net income per share does not include the effect of 1.8 million, 4.6 million and 5.4 million stock-based awards that were outstanding during the year ended December 31, 2008, 2007 and 2006. These stock-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such stock-based awards combined with the average unamortized compensation costs were greater than the average market price of our common stock, and, therefore, their effect would have been antidilutive.

Comprehensive Loss

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net income (loss) and reported separately in stockholders’ equity. Comprehensive income (loss) and its components are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net income (loss)	$1,948	$(34,167)	$(92,681)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	(4,676)	533	590

Comprehensive income (loss)	$(2,728)	$(33,634)	$(92,091)

The activities in other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

Increase (decrease) in unrealized gain (loss) on available-for-sale securities	$(5,159)	$533	$590
Reclassification adjustment for net gains on available-for-sale securities included in net income	483	-	-

Change in unrealized gain (loss) on available-for-sale securities	$(4,676)	$533	$590

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents and marketable securities. The Company invests cash that is not required for immediate operating needs principally in money market funds and corporate securities.

As of December 31, 2008, the Company’s investment portfolio included $45.0 million of AAA rated securities with an auction reset feature (“auction rate securities”) collateralized by student loans. Since February 2008, securities of this type have experienced failures in the auction process. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to Libor or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, and the Company’s belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, the Company has classified $39.6 million of these auction rate securities as non-current marketable securities on the accompanying balance sheet. The Company has reduced the carrying value of these marketable securities by $5.4 million through accumulated other comprehensive income or loss instead of earnings, which the Company believes reflects a temporary decline in fair value of these securities. Further adverse developments in the credit market could result in an impairment charge through earnings in the future.

Income Taxes

The Company uses the asset and liability method to account for income taxes as required by FAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the criteria that must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 provides a benefit recognition model with a two-step approach consisting of a “more-likely-than-not” recognition criteria, and a measurement attribute that measures a given tax position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 also requires the recognition of liabilities created by differences between tax positions taken in a tax return and amounts recognized in the financial statements. FIN 48 is effective as of the beginning of the first annual period beginning after December 15, 2006, and became effective for the Company on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial condition, results of operations, or cash flows for the year ended December 31, 2008, as the Company has no unrecognized tax benefits.

Segment Reporting

The Company operates in only one segment — the discovery and development of novel cancer therapies.

Note 2.	Agreements with Other Companies

Bayer Pharmaceuticals Corporation

Effective February 1994, the Company established a collaboration agreement with Bayer to discover, develop and market compounds that inhibit the function, or modulate the activity, of the RAS signaling pathway to treat cancer and other diseases. Together with Bayer, the Company concluded collaborative research under this agreement in 1999, and based on this research, a product development candidate, Nexavar, was identified. Bayer paid all the costs of research and preclinical development of Nexavar until the Investigational New Drug application, or IND, was filed in May 2000. Under the Company’s collaboration agreement with Bayer, the Company is currently funding 50% of mutually agreed development costs worldwide, excluding Japan. Bayer is funding 100% of development costs in Japan and pays the Company a royalty on sales in Japan. At any time during product development, either company may terminate its participation in development costs, in which case the terminating party would retain rights to the product on a royalty-bearing basis. If the Company does not continue to bear 50% of product development costs, Bayer would retain exclusive, worldwide rights to this product candidate and would pay royalties to the Company based on net sales.

In March 2006, the Company and Bayer entered into a co-promotion agreement to co-promote Nexavar in the United States. This agreement amends and generally supersedes those provisions of the collaboration agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the collaboration agreement continue to govern. Under the terms of the co-promotion agreement and consistent with the collaboration agreement, the Company and Bayer share equally in the profits or losses of Nexavar, if any, in the United States. If for any reason the Company does not continue to co-promote in the United States, but continue to co-fund development worldwide (excluding Japan), Bayer would first receive a portion of the product revenues to repay Bayer for its commercialization infrastructure, before determining the Company’s share of profits and losses in the United States.

Warner-Lambert Company

In May 1995, the Company entered into a research and development collaboration agreement with Warner-Lambert, now a subsidiary of Pfizer, Inc., to discover and commercialize small molecule drugs that restore control of, or otherwise intervene in, the misregulated cell cycle in tumor cells. Under this agreement, the Company developed screening tests, or assays, for jointly selected targets and transferred these assays to Warner-Lambert for screening of their compound library to identify active compounds. The discovery research term under the agreement ended in August 2001. Warner-Lambert is responsible for subsequent medicinal chemistry and preclinical investigations on the active compounds. In addition, Warner-Lambert is obligated to conduct and fund all clinical development, make regulatory filings and manufacture for sale any approved collaboration compounds. The Company is entitled to receive payments upon achievement of certain clinical development milestones and upon registration of any resulting products, and is entitled to receive royalties on worldwide sales of the products. Warner-Lambert has identified a small molecule lead compound, PD 332991, an inhibitor of cyclin-dependent kinase 4, and began clinical testing with this drug candidate in 2004. To date the Company has received one $500,000 milestone payment from Warner-Lambert.

BTG

In November 2008, the Company licensed a novel targeted oncology compound, ONX 0801, from BTG. Under the terms of the agreement, the Company obtained a worldwide license for ONX 0801 and all of its related patents. The Company received exclusive worldwide marketing rights and is responsible for all product development and commercialization activities. The Company paid BTG a $13 million upfront payment and may be required to make payments of up to $72 million upon the attainment of certain global development and regulatory milestones, plus additional milestone payments upon the achievement of certain marketing approvals and commercial milestones. The Company will also pay royalties to BTG on any future product sales.

S*BIO

In December 2008, the Company entered into a development collaboration, option and license agreement with S*BIO pursuant to which the Company acquired options to license rights to each of ONX 0803 and ONX 0805. Under the terms of the agreement, the Company has obtained options, which if the Company exercises, would give it rights to exclusively develop and commercialize ONX 0803 and ONX 0805 for all potential indications in the United States, Canada and Europe. S*BIO will retain responsibility for all development costs prior to the option exercise, after which the Company will assume development costs for the U.S., Canada, and Europe subject to S*BIO’s option to fund a portion of the development costs in return for enhanced royalties on any future product sales. Upon the exercise of the Company’s option of either compound, S*BIO is entitled to receive a one-time fee, milestones upon achievement of certain development and sales levels and royalties on future product sales. Under the terms of the agreement, in December 2008 the Company made a $25 million payment to S*BIO, including an up-front payment and an equity investment.

Note 3. Revenue from Collaboration Agreement

Nexavar is currently marketed and sold primarily in the United States and the European Union for the treatment of advanced kidney cancer and liver cancer. Nexavar also has regulatory applications pending in other territories internationally. The Company co-promotes Nexavar in the United States with Bayer Healthcare Pharmaceuticals Corporation Inc., or Bayer, under collaboration and co-promotion agreements. In March 2006, the Company and Bayer entered into a co-promotion agreement to co-promote Nexavar in the United States. This agreement amends the collaboration agreement and supersedes the provisions of that agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the collaboration agreement continue to govern. Under the terms of the co-promotion agreement and consistent with the collaboration agreement, the Company and Bayer share equally in the profits or losses of Nexavar, if any, in the United States, subject only to the Company’s continued co-funding of the development costs of Nexavar worldwide outside of Japan and the Company’s continued co-promotion of Nexavar in the United States. The collaboration was created through a contractual arrangement, not through a joint venture or other legal entity.

Outside of the United States, excluding Japan, Bayer incurs all of the sales and marketing expenditures, and the Company reimburses Bayer for half of those expenditures. In addition, for sales generated outside of the United States, excluding Japan, the Company reimburses Bayer a fixed percentage of sales for their marketing infrastructure. Research and development expenditures on a worldwide basis, excluding Japan, are equally shared by both companies regardless of whether the Company or Bayer incurs the expense. In Japan, Bayer is responsible for all development and marketing costs, and the Company receives a royalty on net sales of Nexavar.

In the United States, Bayer provides all product distribution and all marketing support services for Nexavar, including managed care, customer service, order entry and billing. Bayer is compensated for distribution expenses based on a fixed percent of gross sales of Nexavar in the United States. Bayer is reimbursed for half of its expenses for marketing services provided by Bayer for the sale of Nexavar in the United States. The companies share equally in any other out-of-pocket marketing expenses (other than expenses for sales force and medical science liaisons) that the Company and Bayer incur in connection with the marketing and promotion of Nexavar in the United States.

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

Revenue from collaboration agreement consists of the Company’s share of the pre-tax commercial profit generated from its collaboration with Bayer, reimbursement of the Company’s shared marketing costs related to Nexavar and royalty revenue. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. The Company records revenue from collaboration agreement on a quarterly basis. Revenue from collaboration agreement is derived by calculating net sales of Nexavar to third-party customers and deducting the cost of goods sold, distribution costs, marketing costs (including without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses, and Bayer marketing services expenses), Phase 4 clinical trial costs and allocable overhead costs. Reimbursement by Bayer of the Company’s shared marketing costs related to Nexavar and royalty revenue are also included in the revenue from collaboration agreement line item.

The Company’s portion of shared collaboration research and development expenses is not included in this line item, but is reflected under operating expenses. According to the terms of the collaboration agreement, the companies share all research and development, marketing and non-US sales expenses. United States sales force and medical science liaison expenditures incurred by both companies are borne by each company separately and are not included in the calculation. Some of the revenue and expenses recorded to derive the revenue from collaboration agreement during the period presented are estimates of both parties and are subject to further adjustment based on each party’s final review should actual results differ from these estimates.

Revenue from collaboration agreement was $194.3 million, $90.4 million and $29.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, calculated as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

Onyx’s share of collaboration commercial profit	$169,334	$74,027	$20,995
Reimbursement of Onyx’s shared marketing expenses	22,185	16,402	8,279
Royalty income	2,824	-	-

Revenue from collaboration agreement	$194,343	$90,429	$29,274

As of December 31, 2008, 2007 and 2006, the Company has invested $392.1 million, $302.3 million and $219.0 million, respectively, in the development of Nexavar, representing its share of the costs incurred to date under the collaboration.

Note 4.	Marketable Securities

Investments that are subject to concentration of credit risk are marketable securities. To mitigate this risk, the Company invests in marketable debt securities, primarily United States government securities, agency bonds and corporate bonds and notes, with investment grade ratings. The Company limits the amount of investment exposure as to institution, maturity, and investment type. The weighted average maturity of the Company’s marketable securities as of December 31, 2008 was four months. There was a realized gain of $483,000 for the year ended December 31, 2008 and no realized gains or losses in each of the years ended December 31, 2007 and 2006.

Available-for-sale marketable securities consisted of the following at December 31:

	2008
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)

Agency bond investments:
Current	$132,319	$1,054	$(4)	$133,369

Total agency bond investments	132,319	1,054	(4)	133,369

Corporate debt investments:
Current	49,903	-	-	49,903
Non-current	45,000	-	(5,378)	39,622

Total corporate investments	94,903	-	(5,378)	89,525

Total available-for-sale marketable securities	$227,222	$1,054	$(5,382)	$222,894

	2007
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)

Agency bond investments:
Current	$143,896	$354	$(13)	$144,237

Total agency bond investments	143,896	354	(13)	144,237
Corporate debt investments:
Current	163,745	16	(1)	163,760

Total corporate investments	163,745	16	(1)	163,760

Total available-for-sale marketable securities	$307,641	$370	$(14)	$307,997

As of December 31, 2008, the Company’s fair value hierarchies for its financial assets, which require fair value measurement on a recurring basis under SFAS 157, are as follows:

	Level 1	Level 2	Level 3	Total
		(In thousands)

Money market funds	$113,832	$-	$-	$113,832
Commercial paper	-	109,866	-	109,866
Auction rate securities	-	-	39,622	39,622
U.S. government agencies	-	143,376	-	143,376
U.S. treasury bills	49,993	-	-	49,993

Total	$163,825	$253,242	$39,622	$456,689

Level 3 assets consist of securities with an auction reset feature (“auction rate securities”), which are classified as available for sale securities and reflected at fair value. In February 2008, auctions began to fail for these securities and each auction for the majority of these securities since then has failed. As of December 31, 2008 the fair values of these securities are estimated utilizing a discounted cash flow analysis. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of December 31, 2008:

Auction Rate Securities
(In thousands)

Balance at December 31, 2007	$50,000
Unrealized loss:
In other comprehensive income	(5,378)
In earnings	-
Purchases, issuances, settlements	(5,000)

Balance at December 31, 2008	$39,622

As a result of the decline in fair value of the Company’s auction rate securities, which the Company believes is temporary and attributes to liquidity rather than credit issues, the Company has recorded an unrealized loss of $5.4 million included in the accumulated other comprehensive income (loss) line of stockholders’ equity. All of the auction rate securities held by the Company at December 31, 2008, consist of securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Any future fluctuation in fair value related to the non-current marketable securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any decline in fair value is other than temporary, it will record a charge to earnings as appropriate.

The contractual terms of the Company’s investments in United States government investments, agency bond investments and corporate debt instruments, do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. It is the Company’s intention and within its ability to hold its marketable securities in an unrealized loss position for a period of time sufficient to allow for an anticipated recovery of fair value up to (or greater than) the cost of the securities, and, therefore, the impairments noted are not other-than-temporary.

Note 5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2008	2007
	(In thousands)

Computers, machinery and equipment	$4,352	$3,684
Furniture and fixtures	620	620
Leasehold improvements	1,934	1,868
Construction in progress	816	-

	7,722	6,172
Less accumulated depreciation and amortization	(4,359)	(3,026)

	$3,363	$3,146

Depreciation expense was $1.3 million, $1.0 million and $758,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 6.	Other Long-Term Assets

In December 2008 the Company entered into a development collaboration, option and license agreement with S*BIO. Under the terms of the agreement, in December 2008, the Company made a $25 million payment to S*BIO, of which the Company recognized an up-front payment of $20.7 million and an equity investment of $4.3 million. As a result, for the year ended December 31, 2008, other long-term assets included $4.3 million in this long-term private equity investment. The equity investment is accounted for using the cost method of accounting. Under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” issued in

January 2003, or FIN 46(R), S*BIO qualifies as a variable interest entity, or VIE, but as the Company is not its primary beneficiary, consolidation is not required.

Note 7.	Advance from Collaboration Partner

In January 2006, the Company received the fourth and final development payment from Bayer for $10.0 million under its collaboration agreement in connection with the approval of Nexavar by the Federal Drug Administration (FDA). In July 2005, the Company received a $10.0 million development payment from Bayer as a result of the NDA filing for Nexavar. In December 2003, the Company received a $15.0 million development payment from Bayer for the initiation of Phase 3 clinical trials of Nexavar. In August 2002, the Company received a $5.0 million development payment from Bayer for the initiation of Phase 2 clinical trials of Nexavar. Pursuant to its collaboration agreement, these amounts are repayable to Bayer from a portion of the Company’s share of any quarterly collaboration profits and royalties after deducting certain contractually agreed upon expenditures. These development payments contain no provision for interest. As of December 31, 2008, the Company had repaid $23.4 million to Bayer. The remaining balances as of December 31, 2008 and 2007 of $16.6 million and $39.2 million, respectively, are included in the caption “Advance from collaboration partner” in the accompanying balance sheets.

Note 8.	Facility Leases

In 2004, the Company entered into an operating lease for 23,000 square feet of office space in Emeryville, California, which serves as the Company’s corporate headquarters. In 2006, the Company amended its existing operating lease to occupy an additional 14,000 square feet of office space in addition to the 23,000 square feet already occupied in Emeryville, California. The lease expires on March 31, 2013. In 2008, the Company entered into another operating lease for an additional 23,000 square feet of office space in Emeryville, California. This lease expires on November 30, 2013. The lease provides for fixed increases in minimum annual rental payments, as well as rent free periods. The total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease. The difference between rent expense recorded and the amount paid is credited or charged to “deferred rent and lease incentives,” which is included in the accompanying balance sheets.

The Company also has a lease for 9,000 square feet of space in a secondary facility in Richmond, California. The lease for this facility expires in September 2010 with renewal options at the end of the lease for two subsequent five-year terms. In September 2002, the Company entered into a sublease agreement for this space through September 2010.

Minimum annual rental commitments, net of sublease income, under all operating leases at December 31, 2008 are as follows (in thousands):

Year ending December 31:
2009	1,819
2010	1,957
2011	1,967
2012	2,002
2013	1,024

$8,769

Rent expense, net of sublease income and restructuring, for the years ended December 31, 2008, 2007 and 2006 was approximately $1.0 million, $1.1 million and $587,000, respectively. Sublease income was $72,000, $88,000 and $62,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 9.	Related Party Transactions

At December 31, 2008, the Company had a loan with an employee of which $170,000 is outstanding. This loan bears interest at 2.85% per annum and is payable in five annual payments beginning in 2009. The Company had a loan with a former employee of which approximately $228,000 was outstanding at December 31, 2006. This loan bore interest at 4.82% per annum. In 2007, $87,000 of principal and interest was forgiven and the remaining loan balance of $152,000 was repaid in October 2007 in accordance with the terms of the loan agreement.

Note 10.	401(k) Plan

The Company has a 401(k) Plan that covers substantially all of its employees. Under the 401(k) Plan, eligible employees may contribute up to $15,500 of their eligible compensation, subject to certain Internal Revenue Service restrictions. Historically, the Company did not match employee contributions in the 401(k) Plan. Beginning in fiscal year 2008, Onyx provided a discretionary company match to employee contributions of $0.50 per dollar contributed, up to a maximum match of $3,500 in any calendar year. In 2008, the Company incurred a total expense of $548,000 related to 401(k) contribution matching.

Note 11.	Stockholders’ Equity

Stock Options and Employee Stock Purchase Plan

The Company has one stock option plan from which it is able to grant new awards, the 2005 Equity Incentive Plan, or the “2005 Plan”. Prior to adoption of the 2005 Plan, the Company had two stock option plans, the 1996 Equity Incentive Plan and the 1996 Non-Employee Directors’ Stock Option Plan. Following is a brief description of the prior plans:

1)	The 1996 Equity Incentive Plan, or the “1996 Plan”, which amended and restated the 1992 Incentive Stock Plan in March 1996. The Company’s Board of Directors reserved 1,725,000 shares of common stock for issuance under the 1996 Plan. At the Company’s annual meetings of stockholders in subsequent years, stockholders approved reserving an additional 4,100,000 shares of common stock for issuance under the 1996 Plan. The 1996 Plan provides for grants to employees of either nonqualified or incentive options and provides for the grant to consultants of the Company of nonqualified options.

2)	The 1996 Non-Employee Directors’ Stock Option Plan, or the “Directors’ Plan,” which was approved in March 1996 and reserved 175,000 shares for issuance to provide for the automatic grant of nonqualified options to purchase shares of common stock to non-employee Directors of the Company. At the Company’s annual meetings of stockholders in subsequent years, stockholders approved reserving an additional 250,000 shares of common stock for issuance under the Directors’ Plan.

The 2005 Plan was approved at the Company’s annual meeting of stockholders to supersede and replace both the 1996 Plan and the Directors’ Plan and reserved 7,560,045 shares of common stock for issuance under the Plan, consisting of (a) the number of shares remaining available for grant under the Incentive Plan and the Directors’ Plan, including shares subject to outstanding stock awards under those plans, and (b) an additional 3,990,000 shares. Any shares subject to outstanding stock awards under the 1996 Plan and the Directors’ Plan that expire or terminate for any reason prior to exercise or settlement are added to the share reserve under the 2005 Plan. All outstanding stock awards granted under the two prior plans remain subject to the terms of those plans. Subsequently, at annual meetings of stockholders, a total of 4,700,000 shares were approved to be added to the 2005 Plan reserve for a total of 12,260,045 shares available for issuance.

In March 1996, the Board of Directors adopted the Employee Stock Purchase Plan (ESPP). The number of shares available for issuance over the term of the ESPP was limited to 400,000 shares. At the May 2007 Annual Meeting of Stockholders an additional 500,000 shares were added to the ESPP for a total of 900,000 shares available for issuance over the term of the ESPP. The ESPP is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the ESPP will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. Purchases of common stock shares made under the ESPP were 37,631 shares in 2008, 73,611 shares in 2007 and 22,584 shares in 2006. Since inception, a total of 420,238 shares have been issued under the ESPP, leaving a total of 479,762 shares available for issuance.

In December 2008, stock options were exercised that were not settled prior to December 31, 2008. The Company recorded a receivable from stock option exercises of $455,000 at December 31, 2008 related to these stock options. This is included in the caption “Receivable from stock option exercises” in the accompanying balance sheet and Statement of Stockholders’ Equity as of December 31, 2008. The Company recorded a receivable from stock option exercises of $23,000 at December 31, 2007, related to stock options exercised that had not settled prior to December 31, 2007.

Preferred Stock

The Company’s amended and restated certificate of incorporation provides that the Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. As of December 31, 2008, the Company had 5,000,000 shares of preferred stock authorized at $0.001 par value, and no shares were issued or outstanding.

Warrants

A total of 743,229 warrants for the purchase of common stock were issued in connection with a private placement financing in May 2002. The exercise price of these warrants is $9.59 per share. The $4.4 million fair value of the warrants was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions: a weighted-average risk-free interest rate of 4.29%, a contractual life of seven years, a volatility of 0.94 and no dividend yield, and accounted for as a stock issuance cost. Any of the outstanding warrants may be exercised by applying the value of a portion of the warrant, which is equal to the number of shares issuable under the warrant being exercised multiplied by the fair market value of the security receivable upon the exercise of the warrant, less the per share price, in lieu of payment of the exercise price per share. In 2004, the Company issued 553,835 shares of the Company’s common stock upon the exercise of 703,689 warrants, on both a cash and net exercise basis. The Company received approximately $355,000 in net cash proceeds from the exercise of warrants in 2004. In 2005, the Company issued 29,550 shares of the Company’s common stock upon the exercise of 30,277 warrants, on both a cash and net exercise basis. The Company received approximately $266,000 in net cash proceeds from the exercise of warrants in 2005. There were no warrants issued or exercised in 2006, 2007 and 2008.

As of December 31, 2008 there are outstanding warrants to purchase an aggregate of 9,263 shares of the Company’s common stock, which will expire in May 2009, unless earlier exercised. The Company has reserved 9,263 common shares for future issuance for these warrants.

Note 12.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all stock-based payments made to employees and directors including employee stock option awards and employee stock purchases made under the ESPP based on estimated fair value. The Company previously applied the provisions of Accounting Principles Board Opinion, or APB, “Accounting for Stock Issued to Employees,” or APB No. 25 and related Interpretations and provided the required pro forma disclosures under SFAS 123, “Accounting for Stock-Based Compensation”, or SFAS 123.

All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with SFAS 123(R) and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The option arrangements are subject to periodic remeasurement over their vesting terms.

Impact of the Adoption of FAS 123(R)

The Company adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. Employee stock-based compensation for the years ended December 31, 2008, 2007 and 2006, were as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands except per share data)

Research and development	$3,166	$2,897	$2,545
Selling, general and administrative	15,630	11,230	11,496

Total share-based compensation expense	$18,796	$14,127	$14,041

Impact on basic net loss per share	$0.34	$(0.28)	$(0.33)

Impact on diluted net loss per share	$0.33	$(0.28)	$(0.33)

All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model, in accordance with SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The option arrangements are subject to periodic remeasurement over their vesting terms. The Company recorded compensation expense related to option grants to non-employees of $1.7 million, $1.5 million and $365,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the total unrecorded stock-based compensation expense for unvested stock options shares, net of expected forfeitures, was $36.6 million, which is expected to be amortized over a weighted-average period of 2.6 years. As of December 31, 2008, the total unrecorded stock-based compensation expense for unvested stock bonus awards, net of expected forfeitures, was $6.1 million, which is expected to be amortized over a weighted-average period of 1.9 years. Cash received during the year ended December 31, 2008, for stock options exercised under all stock-based compensation arrangements was $25.7 million.

For the years ended December 31, 2008, 2007 and 2006, the total fair value of stock bonus awards vested was $1.8 million, $281,000 and $140,000, respectively, based on a weighted average grant date fair value of $24.89 for the year ended December 31, 2008 and $21.04 for the years ended December 31, 2007 and 2006.

Valuation Assumptions

As of December 31, 2008, 2007 and 2006, the fair value of stock-based awards for employee stock option awards, stock bonus awards and employee stock purchases made under the ESPP was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Year Ended December 31,
	2008	2007	2006

Stock Option Plans:
Risk-free interest rate	2.86%	4.66%	4.68%
Expected life	4.4 years	4.3 years	4.2 years
Expected volatility	64%	64%	59%
Expected dividends	None	None	None
Weighted average option fair value	$17.32	$15.41	$11.00
Stock bonus awards:
Expected life	3 years	3 years	3 years
Expected dividends	None	None	None
Weighted average fair value per share	$30.80	$24.84	$21.04
ESPP:
Risk-free interest rate	2.69%	5.11%	4.33%
Expected life	6 months	6 months	6 months
Expected volatility	59%	57%	59%
Expected dividends	None	None	None
Weighted average fair value per share	$13.56	$3.78	$8.65

The Black-Scholes fair value model requires the use of highly subjective and complex assumptions, including the option’s expected life and the price volatility of the underlying stock. Beginning January 1, 2006, the expected stock price volatility assumption was determined using a combination of historical and implied volatility for our stock. Prior to the adoption of FAS 123(R), we used the historical volatility in deriving our expected volatility assumption. We have determined that the combined method of determining volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. We consider several factors in estimating the expected life of our options granted, including the expected lives used by a peer group of companies and the historical option exercise behavior of our employees, which we believe are representative of future behavior.

Stock-Based Payment Award Activity

The following table summarizes stock option and award activity under all option plans for the years ended December 31, 2008, 2007 and 2006:

	Shares	Number of	Weighted
	Available for	Shares	Average
Employee stock options:	Grant	Outstanding	Exercise Price

Balance at December 31, 2005	3,610,461	3,806,081	$21.17
Granted	(1,987,950)	1,987,950	$21.60
Exercised	-	(347,287)	$7.26
Expired	19,058	(19,058)	$37.83
Forfeited	93,209	(93,209)	$28.73

Balance at December 31, 2006	1,734,778	5,334,477	$22.05
Shares authorized	1,600,000	-	-
Granted	(1,167,701)	1,167,701	$28.55
Exercised	-	(1,477,661)	$14.83
Expired	156,458	(156,458)	$25.88
Forfeited	430,153	(430,153)	$33.47

Balance at December 31, 2007	2,753,688	4,437,906	$25.39
Shares authorized	3,100,000	-	-
Granted	(1,624,036)	1,624,036	$32.81
Exercised	-	(1,145,281)	$21.90
Expired	13,642	(13,642)	$35.71
Forfeited	336,345	(336,345)	$26.88

Balance at December 31, 2008	4,579,639	4,566,674	$28.76

Stock bonus awards:	Shares	Weighted Average Grant Date Fair Value

Balance at December 31, 2005	-	-
Granted	40,000	$21.04
Vested	(6,667)	$21.04
Cancelled	-	-

Balance at December 31, 2006	33,333	$21.04

Granted	166,747	$24.84
Vested	(13,333)	$21.04
Cancelled	(6,724)	$24.84

Balance at December 31, 2007	180,023	$24.42

Granted	223,015	$30.72
Vested	(72,551)	$24.89
Cancelled	(34,645)	$26.51

Balance at December 31, 2008	295,842	$28.81

The options outstanding and exercisable for stock-based payment awards as of December 31, 2008 were in the following exercise price ranges:

Options Outstanding				Options Exercisable
		Weighted Average			Weighted
		Contractual Life			Average
	Number	Remaining	Weighted Average	Number	Exercise
Range of Exercise Prices	Outstanding	( In years)	Exercise Price	Exercisable	Price
$4.20 - $24.15	942,170	7.0	$17.11	501,135	$17.51
$24.36 - $28.62	1,355,034	7.1	$26.69	706,262	$27.00
$28.75 - $29.70	926,234	9.1	$29.04	121,567	$29.05
$30.00 - $41.55	913,212	7.5	$35.28	467,680	$35.91
$41.68 - $56.21	430,024	8.3	$46.34	160,070	$43.79

Total	4,566,674	7.7	$28.76	1,956,714	$28.20

As of December 31, 2007, 1,883,043 outstanding options were exercisable, at a weighted average price of $25.96. As of December 31, 2006, 2,276,129 outstanding options were exercisable, at a weighted average price of $20.37.

As of December 31, 2008, weighted average contractual life remaining for exercisable shares is 6.4 years. The total number of in-the-money options exercisable as of December 31, 2008 was 1,956,714 shares. The aggregate intrinsic values of options exercised were $18.9 million and $27.9 million for the years ended December 31, 2008 and 2007, respectively. The aggregate intrinsic values of in-the-money outstanding and exercisable options were $31.8 million and $14.4 million, respectively as of December 31, 2008. The aggregate intrinsic value of options represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $34.16 at December 31, 2008, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date.

Note 13.	Income Taxes

For the year ended December 31, 2008, the Company recorded a provision for income taxes of $347,000 related to income from continuing operations. The components of the provision for income tax expense as of December 31, 2008 are as follows:

	Year Ended December 31,
	2008	2007	2006

Current:
Federal	$226	-	-
State	121	-	-

Total current	$347	-	-

Deferred:
Federal	-	-	-
State	-	-	-

Total deferred	-	-	-

Based on the Company’s ability to fully offset current taxable income by its net operating loss carryforwards, the Company’s tax expense in 2008 is principally related to U.S. alternative minimum tax and state taxes. There is no provision (benefit) for federal or state income taxes for the years ended December 31, 2007 and 2006 because the Company incurred operating losses and established a valuation allowance equal to the net deferred tax assets.

A reconciliation between the Company’s effective tax rate and the U.S. statutory tax rate for the year ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31,
	2008	2007	2006

Federal income tax at statutory rate	34%	(34)%	(34)%
State income tax, net of federal benefit	3%	0%	0%
Federal minimum tax	10%	0%	0%
Stock compensation expense	55%	3%	2%
Research credits expense add-back	51%	12%	2%
Non-deductible meals and entertainment expense	17%	1%	0%
Other non-deductible expenses	6%	0%	0%
Change in valuation allowance	(161)%	18%	30%

Income tax expense	15%	0%	0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(In thousands)

Deferred Tax Assets:
Net operating loss carryforwards	$144,267	$154,928
Tax credit carryforwards	42,388	39,158
Capitalized research and development	767	2,415
Deferred revenue	3,841	15,628
Stock options	7,763	6,511
Intangible assets	10,060	72
Other long-term assets	2,811	-
Other	1,246	1,263

Total deferred tax assets	213,143	219,975
Valuation allowance	(213,143)	(219,975)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and the amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $6.8 million in 2008 and increased by $12.8 million and $43.9 million in 2007 and 2006, respectively.

At December 31, 2008, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $407.8 million and $314.3 million, respectively. These net operating losses can be utilized to reduce future taxable income, if any. Approximately $28.8 million of the federal and $27.2 million of the state valuation allowance for deferred tax assets related to net operating loss carryforwards represents the stock option deduction arising from activity under the Company’s stock option plan, the benefit of which will increase additional paid in capital when realized. The federal net operating loss carryforwards expire beginning in 2010 through 2027, and the state net operating loss carryforwards begin to expire in 2014 through 2029 and may be subject to certain limitations. As of December 31, 2008, the Company has research and development credit and orphan drug credit carryforwards of approximately $37.9 million for federal income tax purposes that expire beginning in 2009 through 2028 and $4.0 million for California income tax purposes, which do not expire.

Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss and tax credit carryforwards before utilization.

The Company continues to fully reserve its net operating loss carryforwards and other deferred tax assets despite achieving full-year profitability in 2008 and its expectation for continued future profitability, since, up until 2008, the Company has had a history of annual losses since inception. On a quarterly basis, the Company reassesses its valuation allowance for deferred income taxes. The Company will consider reducing the valuation reserve upon assessment of certain factors, including: (i) a demonstration of sustained profitability; (ii) the support of internal financial forecasts demonstrating the utilization of the net operating losses prior to their expiration; and (iii) the Company’s reassessment of tax benefits recognition under FIN 48. If the Company determines that the reversal of a portion or all of the valuation reserve is appropriate, the benefit would be recognized as a reduction of the Company’s tax provision in the period of the reversal.

The Company adopted the provisions of Financial Accounting Standards, or FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” or FIN 48, on January 1, 2007. As of December 31, 2008 and 2007, the Company has no unrecognized income tax benefits. The Company is in process of completing an analysis of its tax credit carryforwards. Any uncertain tax positions identified in the course of this analysis will not impact its financial statements due to the full valuation allowance.

The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2008, 2007 and 2006.

The tax years from 1993 and forward remain open to examination by federal and California authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

Note 14.	Guarantees, Indemnifications and Contingencies

Guarantees and Indemnifications

The Company has entered into indemnity agreements with certain of its officers and directors, which provide for indemnification to the fullest extent authorized and permitted by Delaware law and the Company’s Bylaws. The agreements also provide that the Company will indemnify, subject to certain limitations, the officer or director for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be a party to because such person is or was a director, officer or other agent of the Company. The term of the indemnification is for so long as the officer or director is subject to any possible claim, or threatened, pending or completed action or proceeding, by reason of the fact that such officer or director was serving the Company as a director, officer or other agent. The rights conferred on the officer or director shall continue after such person has ceased to be an officer or director as provided in the indemnity agreement. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid under the indemnity agreements. The Company has not recorded any amounts as liabilities as of December 31, 2008 as the value of the indemnification obligations, if any, is not estimable.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that could have a material adverse affect on the financial position, results of operations or cash flows of the Company.

Note 15.	Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly financial data of the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations. As of December 31, 2008, the Company adopted EITF 07-1. As a result, effective January 1, 2006, the Company’s statement of operations for all periods presented have been reclassified to conform to the new presentation. This new presentation impacts the classification of amounts included in specific line items, but has no impact on net income (loss) or net income (loss) per share. See Note 1 of the accompanying footnotes to the financial statements for more information on the effect of the adoption of EITF 07-01 for all periods presented.

	2008 Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)

Revenue:
Revenue from collaboration agreement	$49,650	$50,766	$45,072	$48,855
Operating expenses:
Research and development expenses	59,905	21,792	23,498	18,555
Selling, general and administrative expenses	22,008	19,319	19,822	19,844

Net operating profit (loss)	(32,263)	9,655	1,752	10,456

Investment income, net	1,999	2,763	2,662	5,271
Provision (benefit) for income taxes	(77)	175	(60)	309

Net income (loss)	(30,187)	12,243	4,474	15,418

Basic net income (loss) per share	(0.53)	0.22	0.08	0.28

Diluted net income (loss) per share	(0.53)	0.21	0.08	0.27

	2007 Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)

Revenue:
Revenue from collaboration agreement	$26,101	$29,738	$19,576	$15,014
Operating expenses:
Research and development expenses	27,226	20,004	18,554	17,523
Selling, general and administrative expenses	16,406	15,245	15,712	13,183

Net operating profit (loss)	(17,531)	(5,511)	(14,690)	(15,692)

Investment income, net	5,829	6,066	3,864	3,497

Net income (loss)	(11,702)	555	(10,826)	(12,195)

Basic and diluted net income (loss) per share	(0.21)	0.01	(0.22)	(0.26)

	2006 Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)

Revenue:
Revenue from collaboration agreement	$10,497	$9,943	$4,574	$4,260
License revenue	-	100	150	-
Operating expenses:
Research and development expenses	21,121	21,170	25,716	16,162
Selling, general and administrative expenses	13,075	11,900	13,421	11,623

Net operating profit (loss)	(23,699)	(23,027)	(34,413)	(23,525)

Investment income, net	2,992	2,879	2,939	3,173

Net loss	(20,707)	(20,148)	(31,474)	(20,352)

Basic and diluted net loss per share	(0.47)	(0.49)	(0.76)	(0.49)

Exhibits

Exhibit
Number		Description of Document

3	.1(1)	Restated Certificate of Incorporation of the Company.
3	.2(2)	Amended and Restated Bylaws of the Company.
3	.3(3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3	.4(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
4.1		Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4	.2(1)	Specimen Stock Certificate.
10	.1(i)(5)*	Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.
10	.1(ii)(5)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 24, 1996.
10	.1(iii)(5)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated February 1, 1999.
10	.2(i)(5)*	Amended and Restated Research, Development and Marketing Collaboration Agreement dated May 2, 1995 between the Company and Warner-Lambert Company.
10	.2(ii)(6)*	Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.
10	.2(iii)(6)*	Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.
10	.2(iv)(6)*	Second Amendment to the Amended and Restated Research, Development and Marketing Agreement between Warner-Lambert and the Company dated May 2, 1995.
10	.2(v)(6)*	Second Amendment to Research, Development and Marketing Collaboration Agreement between Warner-Lambert and the Company dated July 31, 1997.
10	.2(vi)(7)*	Amendment #3 to the Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10	.2(vii)(8)*	Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10	.3(9)*	Technology Transfer Agreement dated April 24, 1992 between Chiron Corporation and the Company, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20, 1994 and in the Letter Agreement dated March 29, 1996.
10	.4(1)+	Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.
10	.5(1)+	1996 Equity Incentive Plan.
10	.6(1)+	1996 Non-Employee Directors’ Stock Option Plan.
10	.7(10)+	1996 Employee Stock Purchase Plan.
10	.8(1)+	Form of Indemnity Agreement to be signed by executive officers and directors of the Company.
10	.9(11)+	Form of Executive Change in Control Severance Benefits Agreement.
10	.10(i)(12)*	Collaboration Agreement between the Company and Warner-Lambert Company dated October 13, 1999.
10	.10(ii)(7)*	Amendment #1 to the Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10	.10(ii)(13)*	Second Amendment to the Collaboration Agreement between the Company and Warner-Lambert Company dated September 16, 2002.
10	.11(14)	Stock and Warrant Purchase Agreement between the Company and the investors dated May 6, 2002.
10	.12(i)(15)	Sublease between the Company and Siebel Systems dated August 5, 2004.
10	.12(ii)(16)	First Amendment to Sublease between the Company and Oracle USA Inc., dated November 3, 2006.

Exhibit
Number		Description of Document

10	.13(i)(17)+	2005 Equity Incentive Plan.
10	.13(ii)(16)+	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.
10	.13(iii)(16)+	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan and the Non-Discretionary Grant Program for Directors.
10	.13(iv)(18)+	Form of Stock Bonus Award Grant Notice and Agreement between the Company and certain award recipients.
10	.14(5)*	United States Co-Promotion Agreement by and between the Company and Bayer Pharmaceuticals Corporation, dated March 6, 2006.
10	.15(19)+	Letter Agreement between Laura A. Brege and the Company, dated May 19, 2006.
10	.16(18)+	Letter Agreement between Gregory W. Schafer and the Company, dated July 7, 2006.
10	.17(20)	Common Stock Purchase Agreement between the Company and Azimuth Opportunity Ltd., dated September 29, 2006.
10	.18(21)+	Retirement Agreement between the Company and Edward F. Kenney, dated April 13, 2007.
10	.19(22)+	Bonuses for Fiscal Year 2007 and Base Salaries for Fiscal Year 2008 for Named Executive Officers.
10	.20(23)+	Employment Agreement between the Company and N. Anthony Coles, M.D., dated as of February 22, 2008.
10	.21(23)+	Executive Change in Control Severance Benefits Agreement between the Company and N. Anthony Coles, M.D., dated as of February 22, 2008.
10	.22(23)+	Retirement Agreement between the Company and Hollings C. Renton, dated as of February 22, 2008.
10	.23(24)+	Separation Agreement between the Company and Henry J. Fuchs, M.D., dated December 1, 2008.
10	.24(i)(25)+	Separation and Consulting Agreement between the Company and Gregory W. Schafer, dated June 23, 2008.
10	.24(ii)(2)+	Amendment to Separation and Consulting Agreement between the Company and Gregory W. Schafer, dated December 5, 2008.
10	.25(2)+	Onyx Pharmaceuticals, Inc. Executive Severance Benefit Plan.
10	.26(26)+	Letter Agreement between the Company and Matthew K. Fust, dated December 12, 2008.
10	.27**	Development and License Agreement between the Company and BTG International Limited, dated as of November 6, 2008.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney. Reference is made to the signature page.
31.1		Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2		Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1		Certifications required by Rule 13a-14(b) or Rule 15d-14(b)and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

*	Confidential treatment has been received for portions of this document.

**	Confidential treatment has been sought for portions of this document.

+	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Onyx’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on December 5, 2008.

(3)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(5)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(6)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2002. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(7)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(8)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(9)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2001. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(10)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 25, 2007.

(11)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on June 10, 2008.

(12)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on March 1, 2000.

(13)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(14)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 filed on June 5, 2002 (No. 333-89850).

(15)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(16)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2006.

(17)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 15, 2008

(18)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on July 12, 2006.

(19)	Filed as an exhibit to the registrant’s Current Report on Form 8-K filed on June 12, 2006.

(20)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on September 29, 2006.

(21)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(22)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 8, 2008.

(23)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 26, 2008.

(24)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on December 1, 2008.

(25)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on June 23, 2008.

(26)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on December 23, 2008.