Form 10-Q
period 2009-03-31
ONYX PHARMACEUTICALS INC
filed 2009-05-11
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date. The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 56,884,833 as of May 1, 2009.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$152,472	$235,152
Marketable securities, current	278,181	183,272
Receivable from collaboration partner	37,584	35,836
Prepaid expenses and other current assets	7,145	7,799

Total current assets	475,382	462,059
Marketable securities, non-current	36,456	39,622
Property and equipment, net	2,941	3,363
Other assets	4,717	4,723

Total assets	$519,496	$509,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,193	$93
Advance from collaboration partner	10,503	16,633
Accrued liabilities	5,427	4,523
Accrued clinical trials and related expenses	7,395	6,041
Accrued compensation	3,439	6,014

Total current liabilities	27,957	33,304
Deferred rent and lease incentives	1,190	1,263
Commitments and contingencies
Stockholders’ equity:
Common stock	57	57
Additional paid-in capital	959,872	950,628
Receivable from stock option exercises	(88)	(455)
Accumulated other comprehensive loss	(2,847)	(4,320)
Accumulated deficit	(466,645)	(470,710)

Total stockholders’ equity	490,349	475,200

Total liabilities and stockholders’ equity	$519,496	$509,767

See accompanying notes.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per
	share amounts)
Revenue:
Revenue from collaboration agreement	$53,717	$48,855

Total operating revenue	53,717	48,855
Operating Expenses:
Research and development	28,820	18,555
Selling, general and administrative	21,953	19,844

Total operating expenses	50,773	38,399

Income from operations	2,944	10,456

Investment income, net	1,121	5,271
Provision for income taxes	—	309

Net income	$4,065	$15,418

Net income per share:
Basic	$0.07	$0.28

Diluted	$0.07	$0.27

Shares used in computing net income per share:
Basic	56,715	55,388

Diluted	57,197	56,566

See accompanying notes.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	( In thousands)
Cash flows from operating activities:
Net income	$4,065	$15,418
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized gains on sales of short-term marketable securities	—	(483)
Depreciation and amortization	385	346
Stock-based compensation	4,456	4,838
Changes in operating assets and liabilities:
Receivable from collaboration partner	(1,748)	(33,059)
Prepaid expenses and other current assets	654	(1,332)
Other assets	6	(5)
Accounts payable	1,100	(80)
Advance payable to collaboration partner	(6,130)	—
Accrued liabilities	980	2,451
Accrued clinical trials and related expenses	1,354	1,390
Accrued compensation	(2,575)	(2,176)
Deferred rent and lease incentives	(73)	89

Net cash provided by (used in) operating activities	2,474	(12,603)

Cash flows from investing activities:
Purchases of marketable securities	(165,338)	(69,558)
Sales of marketable securities	20,068	82,916
Maturities of marketable securities	55,000	113,004
Capital expenditures	(40)	(40)

Net cash provided by (used in) investing activities	(90,310)	126,322

Cash flows from financing activities:
Purchases of treasury stock	(18)	(528)
Net proceeds from issuances of common stock	5,174	1,497

Net cash provided by financing activities	5,156	969

Net increase (decrease) in cash and cash equivalents	(82,680)	114,688
Cash and cash equivalents at beginning of period	235,152	161,653

Cash and cash equivalents at end of period	$152,472	$276,341

See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other future operating periods.
The condensed balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Onyx Pharmaceuticals, Inc. (the “Company” or “Onyx” and the references “we,” “us” and “our”) Annual Report on Form 10-K for the year ended December 31, 2008.
Note 2. Revenue from Collaboration Agreement
Nexavar is currently marketed and sold primarily in the United States and the European Union for the treatment of advanced kidney cancer and liver cancer. Nexavar also has regulatory applications pending in other territories internationally. The Company co-promotes Nexavar in the United States with Bayer HealthCare Pharmaceuticals, or Bayer, under collaboration and co-promotion agreements. In March 2006, the Company and Bayer entered into a co-promotion agreement to co-promote Nexavar in the United States. This agreement amends the collaboration agreement and supersedes the provisions of that agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the collaboration agreement continue to govern. Under the terms of the 2006 co-promotion agreement and consistent with the collaboration agreement, the Company and Bayer share equally in the profits or losses of Nexavar, if any, in the United States, subject only to the Company’s continued co-funding of the development costs of Nexavar worldwide outside of Japan and the Company’s continued co-promotion of Nexavar in the United States. The collaboration was created through a contractual arrangement, not through a joint venture or other legal entity.
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
In the United States, the Company contributes half of the overall number of sales force personnel required to market and promote Nexavar and half of the medical science liaisons to support Nexavar. The Company and Bayer each bear its own sales force and medical science liaison expenses. These expenses are not included in the calculation of the profits or losses of the collaboration.

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
Revenue from collaboration agreement was $53.7 million and $48.9 million for the three months ended March 31, 2009 and 2008, respectively, calculated as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Onyx’s share of collabration commercial profit	$47,547	$44,597
Reimbursement of Onyx’s shared marketing expenses	5,393	4,258
Royalty income	777	—

Revenue from collaboration agreement	$53,717	$48,855

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
As of March 31, 2009, the Company’s fair value hierarchies for its financial assets, which require fair value measurement on a recurring basis under SFAS 157, are as follows:

	Level 1	Level 2	Level 3	Total
		(In thousands)
Money market funds	$128,888	$—	$—	$128,888
Commercial paper	—	52,964	—	52,964
Auction rate securities	—	5,000	36,456	41,456
U.S. government agencies	—	135,190	—	135,190
U.S. treasury bills	105,026	—	—	105,026

Total	$233,914	$193,154	$36,456	$463,524

Level 3 assets consist of securities with an auction reset feature (“auction rate securities”), which are classified as available for sale securities and reflected at fair value. In February 2008, auctions began to fail for these securities and each auction for the majority of these securities since then has failed. As of March 31, 2009 the fair values of these securities are estimated utilizing a discounted cash flow analysis. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2009:

Auction Rate Securities
(In thousands)
Fair value at December 31, 2008	$39,622
Transfer to level 2	(5,000)
Change in valuation	1,834

Fair value at March 31, 2009	$36,456

As a result of the decline in fair value of the Company’s auction rate securities, which the Company believes is temporary and attributes to liquidity rather than credit issues, the Company has recorded an unrealized loss of $3.5 million included in the accumulated other comprehensive income (loss) line of stockholders’ equity. All of the auction rate securities held by the Company at March 31, 2009, consist of securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Any future fluctuation in fair value related to the non-current marketable securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any decline in fair value is other than temporary, it will record a charge to earnings as appropriate.
Note 4. Marketable Securities
Marketable securities consist of securities that are classified as “available for sale” under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115). Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income or loss within stockholders’ equity. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income.
Available-for-sale marketable securities consisted of the following:

	March 31, 2009
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)
Agency bond investments:
Current	$229,520	$703	$(6)	$230,217

Total agency bond investments	229,520	703	(6)	230,217

Corporate debt investments:
Current	47,964	—	—	47,964
Non-current	40,000	—	(3,544)	36,456

Total corporate investments	87,964	—	(3,544)	84,420

Total available-for-sale marketable securities	$317,484	$703	$(3,550)	$314,637

	December 31, 2008
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)
Agency bond investments:
Current	$132,319	$1,054	$(4)	$133,369

Total agency bond investments	132,319	1,054	(4)	133,369

Corporate debt investments:
Current	49,903	—	—	49,903
Non-current	45,000	—	(5,378)	39,622

Total corporate investments	94,903	—	(5,378)	89,525

Total available-for-sale marketable securities	$227,222	$1,054	$(5,382)	$222,894

The Company’s investment portfolio includes $45.0 million of AAA rated auction rate securities that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Due to the failures in the auction processes, these securities are not currently liquid. Of the $45.0 million of par value auction rate securities, $5.0 million in securities were redeemed at par in April 2009. Therefore, the Company has classified a portion of the auction rate securities with a fair value of $5.0 million, based on the amount redeemed in April 2009, as current marketable securities and the remaining auction rate securities with an estimated fair value of $36.5 million, based on a discounted cash flow model, as non-current marketable securities on the accompanying unaudited condensed balance sheet at March 31, 2009. The Company has reduced the carrying value of the marketable securities classified as non-current by $3.5 million through accumulated other comprehensive income or loss instead of earnings because the Company has deemed the impairment of these securities to be temporary.
Note 5. Other Long-Term Assets
In December 2008 the Company entered into a development collaboration, option and license agreement with S*BIO Pte Ltd, or S*BIO. Under the terms of the agreement, in December 2008 the Company made a $25.0 million payment to S*BIO, of which the Company expensed an up-front payment of $20.7 million and recognized an equity investment of $4.3 million. As a result, the accompanying unaudited condensed balance sheet at March 31, 2009 includes $4.3 million for this long-term private equity investment in other long-term assets. The equity investment is accounted for using the cost method of accounting.
Note 6. Advance from Collaboration Partner
The Company received $40.0 million in development payments from Bayer pursuant to its collaboration agreement. These development payments contain no provision for interest and are repayable to Bayer from a portion of the Company’s share of collaboration profits after deducting certain contractually agreed upon expenditures. As of March 31, 2009, $29.5 million of these development payments have been repaid to Bayer leaving a remaining balance of $10.5 million, which is classified as a current liability on the accompanying unaudited condensed balance sheet at March 31, 2009.
Note 7. Stock-Based Compensation
The Company accounts for stock-based compensation to employees and directors in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (SFAS 123(R)), which was adopted January 1, 2006, utilizing the modified prospective transition method. Total employee stock-based compensation expense was $4.0 million and $5.2 million for the three months ended March 31, 2009 and 2008, respectively. The stock-based compensation expense for the three months ended March 31, 2008 includes $2.0 million for the modifications of stock-based awards relating to two employees. The terms of the modifications included accelerated vesting and the extension of the vesting period for stock-based awards previously granted.
Employee Stock Plans
In March 2009, the Board approved an amendment to the 2005 Equity Incentive Plan (Incentive Plan), subject to stockholder approval at the Company’s 2009 Annual Meeting to be held on May 26, 2009, to, among other things, (i) increase the number of shares of common stock authorized for issuance under the Incentive Plan by 2,000,000 shares and (ii) increase the rate at which the Incentive Plan’s share reserve will be reduced to 1.6 shares from the current rate of 1.3 shares for each share granted pursuant to stock purchase awards, stock bonus awards, stock unit awards and other stock awards, as well as for options and stock appreciation rights granted with exercise prices that are less than 100% of the fair market value of Onyx common stock on the date of grant.
Valuation Assumptions
As of March 31, 2009 and 2008, the fair value of stock-based awards for employee stock option awards and employee stock purchases made under the Employee Stock Purchase Plan was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended
	March 31,
	2009	2008
Stock Option Plans:
Risk-free interest rate	1.78%	2.85%
Expected life	4.3 years	4.4 years
Expected volatility	66%	64%
Expected dividends	None	None
Weighted average option fair value	$15.73	$16.87

Stock Bonus Awards:
Expected life	3 years	3 years
Expected dividends	None	None
Weighted average fair value per share	$29.00	$30.44

ESPP:
Risk-free interest rate	0.26%	3.34%
Expected life	6 months	6 months
Expected volatility	66%	64%
Expected dividends	None	None
Weighted average shares fair value	$10.42	$17.18
Note 8. Income Taxes
The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company currently continues to carry a full valuation allowance on all of its deferred tax assets. The tax years from 1993 and forward remain subject to examination by the taxing jurisdictions to which the Company is subject.
For the quarter ended March 31, 2009, in accordance with APB 28, “Interim Financial Reporting,” and Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an Interpretation of APB Opinion No. 28,” the Company elected to compute its income tax provision on a year-to-date basis instead of estimating its annual effective tax rate. For the quarter ended March 31, 2009, the Company did not record a provision for income taxes as a result of the Company generating a net loss for tax purposes after deducting stock-based compensation expense and certain tax deductions not charged against income from operations.
Note 9. Net Income per Share
Basic net income per share amounts for each period presented were computed using the weighted average number of shares of common stock outstanding. Diluted net income per share amounts for each period presented were computed using the weighted-average number of shares of common stock outstanding during each period and other dilutive securities. Diluted net income per share does not include the effect of 3,447,196 and 612,700 stock-based awards that were outstanding during the three months ended March 31, 2009 and 2008, respectively. These stock-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such stock-based awards combined with the average unamortized compensation costs were greater than the average market price of our common stock, and, therefore, their effect would have been antidilutive.

Note 10. Comprehensive Income
Comprehensive income is composed of net income and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net income and reported separately in stockholders’ equity. Comprehensive income and its components are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net income – as reported	$4,065	$15,418
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	1,473	(1,844)

Comprehensive income	$5,538	$13,574

The activities in other comprehensive income are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Increase (decrease) in unrealized gain (loss) on available-for-sale securities	$1,473	$(2,327)
Reclassification adjustment for net gains on available-for-sale securities including in net income	—	483

Change in unrealized gain (loss) on available-for-sale securities	$1,473	$(1,844)

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
Overview

Changing the way cancer is treated®
We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. With our collaborators, we are developing anticancer therapies, and we are applying our expertise to develop and commercialize therapies designed to exploit the genetic differences between cancer cells and normal cells.
Our first commercially available product, Nexavar® (sorafenib) tablets, being developed with our collaborator, Bayer HealthCare Pharmaceuticals, or Bayer, is approved by the United States Food and Drug Administration, or FDA, for the treatment of patients with advanced kidney cancer and liver cancer. Nexavar is a novel, orally available kinase inhibitor and is one of a new class of anticancer treatments that target both cancer cell proliferation and tumor growth through the inhibition of key signaling pathways. In December 2005, Nexavar became the first newly approved drug for patients with advanced kidney cancer in over a decade. In November 2007, Nexavar was approved as the first and is currently the only systemic therapy for the treatment of patients with liver cancer. Nexavar is now approved in more than 80 countries for the treatment of advanced kidney cancer and in more than 70 countries for the treatment of liver cancer. We and Bayer are also conducting clinical trials of Nexavar in several important cancer types in addition to advanced kidney cancer and liver cancer, including lung, breast, ovarian and colon cancers.
We and Bayer are commercializing Nexavar, for the treatment of patients with advanced kidney cancer and liver cancer. Nexavar has been approved and is marketed for these indications in the United States and in the European Union, as well as other territories worldwide. In the United States, we co-promote Nexavar with Bayer. Outside of the United States, Bayer manages all commercialization activities. For the first quarter of 2009, worldwide net sales of Nexavar as recorded by Bayer were $178.1 million.
In collaboration with Bayer, we initially focused on demonstrating Nexavar’s ability to benefit patients suffering from a cancer for which there were no or few established therapies. With the approval of Nexavar for the treatment of advanced kidney cancer and liver cancer, the two companies have established the Nexavar brand and created a global commercial oncology presence. In order to benefit as many patients as possible, we and Bayer are also investigating the administration of Nexavar with previously approved and investigational anticancer therapies in many common cancers, with the objective of enhancing the anti-tumor activity of existing therapies through combination with Nexavar.
We and Bayer are developing and marketing Nexavar under our collaboration and co-promotion agreements. We fund 50% of the development costs for Nexavar worldwide, excluding Japan. With Bayer, we co-promote Nexavar in the United States and share equally in any profits or losses. Outside of the United States, excluding Japan, Bayer has exclusive marketing rights and we share profits equally. In Japan, Bayer funds all product development, and we receive a royalty on any sales. Our agreements with Bayer also provide that we receive creditable milestone-based payments totaling $40.0 million, all of which have been received. These payments are repayable by us to Bayer from a portion of our share of any quarterly collaboration profits and royalties after deducting certain contractually agreed upon expenditures. As of March 31, 2009, $29.5 million of this amount was paid back to Bayer based on the profitability of the collaboration thus far.

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
With the exception of the year ended December 31, 2008, we have incurred annual net losses since our inception. Our ability to achieve continued and sustainable profitability is uncertain and is dependent on a number of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the ability of Bayer’s distribution network to process and ship product on a timely basis, investments in sales and marketing efforts to support the sales of Nexavar, Bayer and our investments in the research and development of Nexavar, fluctuations in foreign exchange rates and expenditures we may incur to acquire or develop and commercialize additional products. Our operating results will likely fluctuate from quarter to quarter and from year to year, and are difficult to predict. Since inception, we have relied on public and private financings, combined with milestone payments from our collaborators, to fund our operations and may continue to do so in future periods. As of March 31, 2009, our accumulated deficit was approximately $466.6 million.
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
Critical Accounting Policies and the Use of Estimates
Critical accounting policies are those that require significant estimates, assumptions and judgments by management about matters that are inherently uncertain at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies related to the fair value of marketable securities, stock-based compensation, revenue from collaboration agreement, research and development expenses and the use of estimates to be critical policies. Significant estimates used in 2009 included assumptions used in the determination of the fair value of marketable securities, stock-based compensation related to stock options granted, revenue from collaboration agreement and research and development expenses. Actual results could differ materially from these estimates. There were no changes to our critical accounting policies since we filed our Annual Report on Form 10-K, for the year ended December 31, 2008, with the Securities and Exchange Commission, or SEC. For a description of our critical accounting policies, please refer to our 2008 Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Results of Operations
Three months ended March 31, 2008 and 2007
Revenue
Nexavar, our only marketed product, was approved in the United States in December 2005. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the three months ended March 31, 2009 and March 31, 2008, we reported no product revenue. For the three months ended March 31, 2009, Nexavar net sales recorded by Bayer were $178.1 million, primarily in the United States and the European Union. This represents an increase of $26.2 million or 17% over Nexavar net sales of $151.9 million recorded by Bayer for the quarter ended March 31, 2008.

Revenue from Collaboration Agreement
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

Revenue from collaboration agreement consists of our share of the pre-tax commercial profit generated from our collaboration with Bayer, reimbursement of our shared marketing costs related to Nexavar and royalty revenue. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. We record revenue from collaboration agreement on a quarterly basis. Revenue from collaboration agreement for the three months ended March 31, 2009 and 2008 is calculated as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Nexavar product revenue, net (as recorded by Bayer)	$178,069	$151,896

Revenue subject to profit sharing (as recorded by Bayer)	$166,974	$151,896
Combined cost of goods sold, distribution, selling, general and administrative expenses	71,879	62,703

Combined collaboration commercial profit	95,095	89,193

Onyx’s share of collaboration commercial profit	47,547	44,597
Reimbursement of Onyx’s shared marketing expenses	5,393	4,258
Royalty income	777	—

Revenue from collaboration agreement	$53,717	$48,855

Revenue from collaboration agreement was $53.7 million and $48.9 million for the three months ended March 31, 2009 and 2008, respectively. The increase in revenue from collaboration agreement is primarily a result of increased net product revenue on sales of Nexavar as recorded by Bayer of $178.1 million for the three months ended March 31, 2009 as compared to $151.9 million for the three months ended March 31, 2008. The increase in net product revenue was offset by increased costs to sell, distribute and market Nexavar in countries around the world.
Revenue from collaboration agreement increases with increased Nexavar net revenue, or decreases with decreased Nexavar net revenue, over and above the associated cost of goods sold, distribution, selling and general administrative expenses. Increases to the associated costs of goods sold, distribution, selling and general and administrative expenses will decrease revenue from collaboration agreement and decreases to these costs will increase revenue from collaboration agreement. Additionally, prolonged or profound economic downturn may result in adverse changes to product reimbursement and pricing and sales levels, which would harm our operating results. We expect Nexavar sales and Bayer’s and our shared cost of goods sold, distribution, selling and general administrative expense to increase as Bayer continues to expand Nexavar marketing and sales activities outside of the United States.

Research and Development Expenses
Research and development expenses were $28.8 million for the three months ended March 31, 2009, a net increase of $10.2 million, or 55%, from $18.6 million in the same period in 2008. The increase is primarily due to planned increases in the development program for Nexavar across additional tumor types, such as colorectal cancer and adjuvant liver cancer, and Onyx’s costs to further develop ONX 0801. A significant portion of our research and development expenses, approximately 73% and 80% for the three months ended March 31, 2009 and 2008, respectively, relate to our cost sharing arrangement with Bayer and represents our share of the research and development costs incurred by Bayer for Nexavar. As a result of the cost sharing arrangement between us and Bayer for research and development costs, there was a net reimbursable amount of $16.2 million and $11.1 million due to Bayer for the three months ended March 31, 2009 and 2008, respectively. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. If we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment.
The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials, and allocations of various overhead and occupancy costs. In addition, our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites and clinical research organizations. In the normal course of business, we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract. If we underestimate activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.
We expect research and development expenses to increase as we and Bayer continue to expand our investment in the development of Nexavar by conducting clinical trials to test Nexavar’s efficacy in other potential indications in future periods. We also expect our research and development activities to include developing ONX 0801 further. In addition, we expect our research and development expenses to increase if we exercise our options to license the rights to ONX 0803 and/or ONX 0805. S*BIO will retain responsibility for all development costs prior to the option exercise. After the exercise of our option to license rights to either compound, we are required to assume development costs for the U.S., Canada, and Europe subject to S*BIO’s option to fund a portion of the development costs in return for enhanced royalties on any future product sales. Upon the exercise of our option of either compound, S*BIO is entitled to receive a one-time fee, milestone payments upon achievement of certain development and sales levels and royalties on any future product sales.
Together with Bayer, we have executed a broad-based global development strategy for Nexavar that implements simultaneous clinical programs currently designed to expand the number of approved indications of Nexavar and evaluate the use of Nexavar in new and/or novel combinations. Our global development plan includes Phase 3 investments in liver, kidney and non-small cell lung cancers and Phase 2 investments in breast, ovarian and colorectal cancers. As of March 31, 2009, our share of the Nexavar development costs incurred to date under the collaboration was $419.9 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $22.0 million for the three months ended March 31, 2009, a net increase of $2.2 million, or 11%, from $19.8 million in the same period in 2008. This increase is primarily due to increased marketing and employee-related expenses to support Nexavar’s commercial growth, as well as increased employee-related expenses to support Onyx’s growth. The quarter ended March 31, 2008 included non-recurring employee related expenses consisting of $2.0 million for modifications of previously granted stock-based awards for two employees and $2.0 million for compensation, search fees and other expenses related to the transition of the chief executive officer.

Selling, general and administrative expenses consist primarily of salaries, employee benefits, consulting, advertising and promotion expenses, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs. We expect our selling, general and administrative expenses to increase due to increases in marketing expenses related to Nexavar and increases in personnel.
Investment Income
Investment income consists of interest income and realized gains or losses from the sale of marketable equity investments. We had investment income of $1.1 million for the three months ended March 31, 2009, a decrease of $4.2 million, or 79%, from $5.3 million in the same period in 2008. The decrease was primarily due to lower effective interest rates in the market as well as a change in the asset allocation of our investment portfolio.
Liquidity and Capital Resources
With the exception of the profitability we achieved for the year ended December 31, 2008, we have incurred significant annual net losses since our inception, and we have relied primarily on public and private financing to fund our operations.
At March 31, 2009, we had cash, cash equivalents and current and non-current marketable securities of $467.1 million, compared to $458.0 million at December 31, 2008. The increase of $9.1 million was primarily attributable to net cash provided by operations of $2.5 million and net cash proceeds received from the issuance of common stock through stock option exercises of $5.2 million.
Our collaboration agreement with Bayer calls for creditable milestone-based payments. These amounts are interest-free and are repayable to Bayer from a portion of any of our profits and royalties. We received a total of $40.0 million of milestone payments from Bayer in connection with the approval of Nexavar. As of March 31, 2009, $29.5 million of these development payments have been repaid to Bayer leaving a remaining balance of $10.5 million, which is classified as a current liability on the accompanying unaudited condensed balance sheet at March 31, 2009.
Our investment portfolio includes $45.0 million of AAA rated securities with an auction reset feature (“auction rate securities”) that are collateralized by student loans. In April 2009, $5.0 million in securities were redeemed at par and, accordingly, we classified them as current marketable securities in the accompanying unaudited balance sheet at March 31, 2009. Therefore, a remaining balance of $40.0 million of par value auction rate securities is currently outstanding in our investment portfolio. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the auction rate securities with a par value of $40.0 million as non-current marketable securities on the accompanying unaudited condensed balance sheet. We have determined the fair value to be $36.5 million for these securities, based on a discounted flow model, and have reduced the carrying value of these marketable securities by $3.5 million through accumulated other comprehensive income or loss instead of earnings because we have deemed the impairment of these securities to be temporary. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. An increase in either of these assumptions could result in a $1.5 million decrease in value. Alternatively, a decrease in either of the assumptions could result in a $1.5 million increase in value.
Currently, we believe these investments are not other-than-temporarily impaired as all of them are substantially backed by the federal government, but it is not clear in what period of time they will be settled. We believe that, even after reclassifying these securities to non-current assets and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and current investments will be sufficient to meet our anticipated cash needs for at least the next twelve months.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. By policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, and investment grade government and non-government debt securities. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase or decrease by 100 basis points, or 1%, as of March 31, 2009, the fair value of our portfolio would decline or increase, respectively, by approximately $1.3 million. Additionally, a hypothetical increase or decrease of 1% in market interest rates during the three months ended March 31, 2009 would have resulted in a $1.1 million increase or decrease in our net income for the first quarter of 2009.
The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at:

	March 31, 2009			December 31, 2008
			Average			Average
		Fair Value	Interest		Fair Value	Interest
	Maturity	(In millions)	Rate	Maturity	(In millions)	Rate
Cash equivalents, fixed rate	0 – 1 months	$148.9	0.30%	0 – 3 months	$233.8	0.53%
Marketable securities, fixed rate	0 – 12 months	$314.6	0.69%	0 – 12 months	$222.9	0.87%
Liquidity Risk
Our investment portfolio includes $45.0 million of AAA rated auction rate securities collateralized by student loans. In April 2009, $5.0 million in securities were redeemed at par and, accordingly, we classified them as current marketable securities in the accompanying unaudited balance sheet at March 31, 2009. Therefore, a remaining balance of $40.0 million of par value auction rate securities is currently outstanding in our investment portfolio. Since February 2008, securities of this type have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the auction rate securities with a par value of $40.0 million as non-current marketable securities on the accompanying unaudited condensed balance sheet. We have determined the fair value to be $36.5 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $3.5 million through accumulated other comprehensive income or loss instead of earnings because we have deemed the impairment of these securities to be temporary.
Foreign Currency Exchange Rate Risk
A majority of Nexavar sales are generated outside of the United States, and a significant percentage of Nexavar commercial and development expenses are incurred outside of the United States. Fluctuations in foreign currency exchange rates affect our operating results. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. dollars for presentation in our financial statements, as well as our net sales, cost of goods sold, and operating margins. The primary foreign currency in which we have exchange rate fluctuation exposure is the Euro. A hypothetical increase or decrease of 1% in exchange rates between the Euro and U.S. Dollar during the three months ended March 31, 2009 would have resulted in a $0.2 million change in our net income for the first quarter of 2009 based on our expected exposure to the Euro. We utilize a Euro to U.S. Dollar exchange rate based on average exchange rates for the reporting period.

As we expand, we could be exposed to exchange rate fluctuation in other currencies. Exchange rates between foreign currencies and U.S. dollars have fluctuated significantly in recent years and may do so in the future. We did not hold any derivative instruments as of March 31, 2009, and we have not held derivative instruments in the past. However, our investment policy does allow us to use derivative financial instruments for the purposes of hedging foreign currency denominated obligations. Our cash flows are denominated in U.S. dollars.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Item 1. Legal Proceedings.
We are not a party to any material legal proceedings.
Item 1A. Risk Factors.
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
We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2009.
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
There are several competing therapies approved for the treatment of kidney cancer, including Sutent, a multi-kinase inhibitor marketed in the United States, the European Union and other countries by Pfizer; Torisel, an mTOR inhibitor marketed in the United States, the European Union and other countries by Wyeth; Avastin, an angiogenesis inhibitor approved for the treatment of advanced kidney cancer in the European Union and marketed by Roche globally; and Afinitor, an mTOR inhibitor recently approved by the FDA and marketed by Novartis;. Nexavar’s market share in advanced kidney cancer has decreased following the introduction of these products into the market.
A demonstrated survival benefit is an important element in determining standard of care. While we did not demonstrate a statistically significant overall survival benefit for patients treated with Nexavar in our Phase 3 kidney cancer trial, we believe the outcome was impacted by the crossover of patients from placebo to Nexavar during the conduct of our pivotal clinical trial. Competitors with statistically significant overall survival data could be preferred in the marketplace, which could impair our ability to successfully market Nexavar. Furthermore, the use of any particular therapy may limit the use of a competing therapy with a similar mechanism of action. The FDA approval of Nexavar permits Nexavar to be used as an initial, or first-line, therapy and subsequent lines of therapy for the treatment of advanced kidney cancer, but some other approvals do not. For example, the European Union approval indicates Nexavar only for advanced kidney cancer patients that have failed prior therapy or whose physicians deem alternate therapies inappropriate.
We expect competition to increase as additional products are approved to treat advanced kidney cancer. Products in development for advanced kidney cancer include GlaxoSmithKline’s pazopanib, a multi-kinase inhibitor, among others. The successful introduction of other new therapies to treat advanced kidney cancer could significantly reduce the potential market for Nexavar in this indication.
There are several existing approaches and several therapies in development for the treatment of liver cancer. If Nexavar is unable to successfully compete against existing and future therapies in liver cancer, our business would be harmed.*

There are many existing approaches used in the treatment of liver cancer including alcohol injection, radiofrequency ablation, chemoembolization, cryoablation and radiation therapy. While Nexavar is the first systemic therapy to demonstrate a survival benefit for liver cancer, several other therapies are in development, including Pfizer’s sunitinib, a multi-kinase inhibitor and Bristol-Meyers Squibb’s brivanib, a Vascular Endothelial Growth Factor Receptor 2 (VEGFR 2) inhibitor. If Nexavar is unable to compete or be combined successfully with existing approaches or if new therapies are developed for liver cancer, our business would be harmed.
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
In collaboration with Bayer, we are conducting multiple clinical trials of Nexavar. We are currently conducting a number of clinical trials of Nexavar alone or in combination with other anticancer agents in kidney, liver, non-small cell lung, breast, colorectal, ovarian and other cancers including a number of Phase 3 clinical trials.
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
Nexavar has not been approved in cancer types other than advanced kidney and liver cancers. Success in one or even several cancer types does not indicate that Nexavar would be approved or have successful clinical trials in other cancer types. For example, Bayer and Onyx have conducted Phase 3 trials in melanoma, non-small cell lung cancer (NSCLC) and sponsored Phase 3 studies that were not successful. In addition, in one non-small cell lung cancer Phase 3 trial, higher mortality was observed in the subset of patients with squamous cell carcinoma of the lung treated with Nexavar and carboplatin and paclitaxel than in the subset of patients treated with carboplatin and paclitaxel alone. Based on this observation, further enrollment of squamous cell carcinoma of the lung was suspended from other NSCLC trials sponsored by us. Other cancer types with a histology similar to squamous cell carcinoma of the lung may yield a similar adverse treatment outcome. If so, patients having this histology may be excluded from ongoing and future clinical trials, which could potentially delay clinical trial enrollment and would reduce the number of patients that could potentially receive Nexavar.

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
We are dependent upon our collaborative relationship with Bayer to further develop, manufacture and commercialize Nexavar. There may be circumstances that delay or prevent Bayer’s ability to develop, manufacture and commercialize Nexavar. *
Our strategy for developing, manufacturing and commercializing Nexavar depends in large part upon our relationship with Bayer. If we are unable to maintain our collaborative relationship with Bayer, we would need to undertake development, manufacturing and marketing activities at our own expense. This would significantly increase our capital and infrastructure requirements, may limit the indications we are able to pursue and could prevent us from effectively developing and commercializing Nexavar.
We are subject to a number of risks associated with our dependence on our collaborative relationship with Bayer, including:
•	adverse decisions by Bayer regarding the amount and timing of resource expenditures for the development and commercialization of Nexavar;

•	possible disagreements as to development plans, including clinical trials or regulatory approval strategy;

•	the right of Bayer to terminate its collaboration agreement with us on limited notice and for reasons outside our control;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•	the development or acquisition by Bayer of competing products. For example, Bayer is developing a drug candidate, BAY 73-4506, in Phase 2 clinical trails for kidney cancer. We believe that Onyx has rights to this drug candidate under the terms of our Collaboration Agreement with Bayer and Bayer has asserted that we have no such rights. We and Bayer are currently in negotiations to determine the status of the drug candidate;

•	adverse regulatory or legal action against Bayer resulting from failure to meet healthcare industry compliance requirements in the promotion, sale, or federal and state reporting of Nexavar;

•	changes in key management personnel at Bayer that are members of the collaboration’s executive team; and

•	possible disagreements with Bayer regarding the collaboration agreement or ownership of proprietary rights.
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
We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market Nexavar to compete with other products and therapies that currently exist or are being developed. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials and others are approved. Competitors that target the same tumor types as our Nexavar program and that have commercial products or product candidates at various stages of clinical development include Pfizer, Roche, Wyeth, Novartis International AG, Amgen, AstraZeneca PLC, OSI Pharmaceuticals, Inc., GlaxoSmithKline, Eli Lilly and several others. A number of companies have agents such as small molecules or antibodies targeting Vascular Endothelial Growth Factor, or VEGF; VEGF receptors; Epidermal Growth Factor, or EGF; EGF receptors; and other enzymes. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for Nexavar.
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

Our operating results will likely fluctuate from quarter to quarter and from year to year, and are difficult to predict. Due to a highly competitive environment in kidney cancer and launches throughout the world, as well as the treatment paradigm in liver cancer, Nexavar sales will be difficult to predict from period to period. Our operating expenses are highly dependent on expenses incurred by Bayer and are largely independent of Nexavar sales in any particular period. In addition, we expect to incur significant operating expenses associated with the development activities of ONX 0801. If we exercise our option right related to ONX 0803 and ONX 0805, we will be required to pay significant license fees and we also expect to incur significant operating expenses for development of ONX 0803 and ONX 0805. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the timing and level of investments in sales and marketing efforts to support the sales of Nexavar, the timing and level of investments in the research and development of Nexavar, the ability of Bayer’s distribution network to process and ship Nexavar on a timely basis, fluctuations in foreign currency exchange rates and expenditures we may incur to acquire or develop additional products.
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
Unstable market and economic conditions may have serious adverse consequences on our business.*
Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We believe we are well positioned with significant capital resources to meet our current working capital and capital expenditure requirements. However, a prolonged or profound economic downturn may result in adverse changes to product reimbursement and pricing and sales levels, which would harm our operating results. Additionally, other challenges resulting from the current economic environment include increases in national unemployment impacting patients’ ability to access drugs, increases in uninsured or underinsured patients affecting their ability to afford pharmaceutical products, potential national healthcare reform’s impact on the pharmaceutical industry and increased U.S. free goods to patients. There is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by the Company. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans or plans to acquire additional technology. There is a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn, such that we would lose our status as a Well-Known Seasoned Issuer, which allows us to more rapidly and more cheaply raise funds in the public markets.
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
We and Bayer have launched a broad, multinational Phase 2 program in advanced breast and other cancers, including ovarian and colorectal carcinoma. We may not have the necessary capabilities to successfully manage the execution and completion of these planned clinical trials in a way that leads to approval of Nexavar for the target indications. In addition, we rely on Bayer, academic institutions, cooperative oncology organizations and clinical research organizations to conduct, supervise or monitor the majority of clinical trials involving Nexavar. We have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. Failure to commence or complete, or delays in our planned clinical trials would prevent us from commercializing Nexavar in indications other than kidney cancer and liver cancer, and thus seriously harm our business.
If serious adverse side effects are associated with Nexavar, approval for Nexavar could be revoked, sales of Nexavar could decline, and we may be unable to develop Nexavar as a treatment for other types of cancer.
The FDA-approved package insert for Nexavar for the treatment of patients with advanced kidney cancer and unresectable liver cancer includes several warnings relating to observed adverse reactions. These include, but are not limited to, cardiac ischemia and/or infarction; incidence of bleeding; hypertension which may occur early in the therapy; hand-foot skin reaction and rash; and some instances of gastrointestinal perforations. Other treatment-emergent adverse reactions observed in patients taking Nexavar include, but are not limited to, diarrhea, fatigue, abdominal pain, weight loss, anorexia, alopecia, nausea and vomiting. With continued and potentially expanded commercial use of Nexavar and additional clinical trials of Nexavar, we and Bayer anticipate we will routinely update adverse reactions listed in the package insert to reflect current information. For example, subsequent to the initial FDA approval, we and Bayer have updated the package insert to include additional information on new adverse reactions reported by physicians using Nexavar. If additional adverse reactions emerge, or a pattern of severe or persistent previously observed side effects is observed in the Nexavar patient population, the FDA or other international regulatory agencies could modify or revoke approval of Nexavar or we may choose to withdraw it from the market. If this were to occur, we may be unable to obtain approval of Nexavar in additional indications and foreign regulatory agencies may decline to approve Nexavar for use in any indication. Any of these outcomes would have a material adverse impact on our business. In addition, if patients receiving Nexavar were to suffer harm as a result of their use of Nexavar, these patients or their representatives may bring claims against us. These claims, or the mere threat of these claims, could have a material adverse effect on our business and results of operations.
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
ONX 0801 is in the pre-clinical stage of development. Successful development of this compound is highly uncertain and depends on a number of factors, many of which are beyond our control. Compounds that appear promising in research or development may be delayed or fail to reach later stages of development or the market for a variety of reasons including:

•	preclinical tests may show the product to be toxic or lack efficacy in animal models;

•	clinical trial results may show the product to be less effective than desired or to have harmful or problematic side effects;

•	the necessary regulatory approvals may not be received, or may be delayed due to factors such as slow enrollment in clinical studies, extended length of time to achieve study endpoints, additional time requirements for data analysis or preparation of the investigational new drug application (IND), discussions with regulatory authorities, requests from regulatory authorities for additional pre-clinical or clinical data, analyses or changes to study design, or unexpected safety, efficacy or manufacturing issues;

•	difficulties formulating the product, scaling the manufacturing process or in getting approval for manufacturing;

•	manufacturing costs, pricing or reimbursement issues, or other factors may make the product uneconomical;

•	the proprietary rights of others and their competing products and technologies may prevent the product from being developed or commercialized; and

•	the contractual rights of our collaborators or others may prevent the product from being developed or commercialized.
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
We lack the resources, experience and capabilities to manufacture Nexavar, ONX 0801 and, if required, ONX 0803 and ONX 0805 or any future product candidates on our own and would require substantial funds to establish these capabilities. Consequently, we are, and expect to remain, dependent on third parties to manufacture our product candidates and products. These parties may encounter difficulties in production scale-up, including problems involving production yields, control and quality assurance, regulatory status relating to our products or those of our clients or shortage of qualified personnel. These third parties may not perform as agreed or may not continue to manufacture our products for the time required by us to successfully market our products. These third parties may fail to deliver the required quantities of our products or product candidates on a timely basis and at commercially reasonable prices. Failure by these third parties could impair our ability to meet the market demand for Nexavar, and could delay our ongoing clinical trials and our applications for regulatory approval. If these third parties do not adequately perform, we may be forced to incur additional expenses to pay for the manufacture of products or to develop our own manufacturing capabilities.
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
Although we achieved profitability for the year ended December 31, 2008, we have incurred net losses for the years ended December 31, 2007 and 2006 of $34.2 million and $92.7 million, respectively. As of March 31, 2009, we had an accumulated deficit of approximately $466.6 million. We have incurred losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We may continue to incur operating losses as we expand our development and commercial activities for our products, compounds and product candidates.
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
We or Bayer may not be able to protect our intellectual property, which gives us the power to exclude third parties from using Nexavar, or we may not be able to operate our business without infringing upon the intellectual property rights of others.*
We can protect our technology from unauthorized use by others only to the extent that our technology is covered by valid and enforceable patents or effectively maintained as trade secrets. As a result, we depend in part on our ability to:
•	obtain patents;

•	license technology rights from others;

•	protect trade secrets;

•	operate without infringing upon the proprietary rights of others; and

•	prevent others from infringing on our proprietary rights, particularly generic drug manufacturers. In the United States, for drugs deemed a new chemical entity, such as Nexavar, FDA regulations preclude the filing of an abbreviated new drug application, or ANDA, that contains a challenge to the patents, prior to the four year anniversary of marketing approval. As such, we expect that one or more generic drug manufacturers will file an ANDA near the end of 2009, which will be the four year anniversary of Nexavar’s United States marketing approval.

In the case of Nexavar, the global patent applications related to this product candidate are held by Bayer, and are licensed to us in conjunction with our collaboration agreement with Bayer. Bayer has United States patents that cover Nexavar and pharmaceutical compositions of Nexavar, which will expire in 2020 and 2022, respectively. Based on a review of the public patent databases, Bayer also has a European patent that covers Nexavar, which will expire in 2020. Bayer has other patents/patent applications pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extensions, either in the U.S. or abroad, the entitlement to and the term of which cannot presently be calculated, in part because Bayer does not share with us information related to its Nexavar patent portfolio. As of March 31, 2009, we owned or had licensed rights to 60 United States patents and 24 United States patent applications and, generally, the foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert Company, now Pfizer, or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.
The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Our patents, or patents that we license from others, may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Competitors may challenge or circumvent our patents or patent applications. Courts may find our patents invalid. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization, which would reduce or eliminate any advantage the patents may give us. In addition, if a generic competitor to Nexavar were successfully launched prior to the expiration of the Nexavar patents, our business could be materially harmed
We may not have been the first to make the inventions covered by each of our issued or pending patent applications, or we may not have been the first to file patent applications for these inventions. Competitors may have independently developed technologies similar to ours. We may need to license the right to use third-party patents and intellectual property to develop and market our product candidates. We may not acquire required licenses on acceptable terms, if at all. If we do not obtain these required licenses, we may need to design around other parties’ patents, or we may not be able to proceed with the development, manufacture or, if approved, sale of our product candidates. We may face litigation to defend against claims of infringement, assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ proprietary rights. In addition, we may require interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions relating to our patent applications. These activities, especially patent litigation, are costly.
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
Limited foreign intellectual property protection and compulsory licensing could limit our revenue opportunities.*
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. The requirements for patentability may differ in certain countries, particularly developing countries. We have recently become aware that a third party has filed an invalidity proceeding with the Chinese patent office to invalidate the patents that cover Nexavar. Unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug, such as Nexavar. In addition, in India, Bayer is in the process of enforcing its Nexavar patents against a generics supplier, Cipla Limited. While we believe that the Nexavar patents are valid, we cannot predict the outcome of these proceedings. Some companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries, including certain countries in Europe and developing countries, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, Bayer, the owner of the Nexavar patent estate, may have limited remedies if the Nexavar patents are infringed or if Bayer is compelled to grant a license of Nexavar to a third party, which could materially diminish the value of those patents that cover Nexavar. If compulsory licenses were extended to include Nexavar, this could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection, which may make it difficult to stop infringement. Many countries limit the enforceability of patents against government agencies or government contractors. These factors could also negatively affect our revenue opportunities in those countries.
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
We face product liability risks and may not be able to obtain adequate insurance.*
The sale of Nexavar and its and other products’ use in clinical trials exposes us to liability claims. In the United States, FDA approval of a drug may offer little or no protection from liability claims under state law (i.e., federal preemption defense), the tort duties for which may vary state to state. Although we are not aware of any historical or anticipated product liability claims against us, if we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of Nexavar.
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
Our stock price is volatile.
Our stock price is volatile and is likely to continue to be volatile. In the period beginning January 1, 2006 and ending March 31, 2009, our stock price ranged from a high of $59.50 and a low of $10.44. A variety of factors may have a significant effect on our stock price, including:
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
Our executive officers, directors and 5% stockholders own, in the aggregate, approximately 34% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.
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
A majority of Nexavar sales are generated outside of the United States, and a significant percentage of Nexavar commercial and development expenses are incurred outside of the United States. Fluctuations in foreign currency exchange rates affect our operating results. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. dollars for presentation in our financial statements, as well as our net sales, cost of goods sold, and operating margins. The primary foreign currency in which we have exchange rate fluctuation exposure is the Euro. As we expand, we could be exposed to exchange rate fluctuation in other currencies. Exchange rates between these currencies and U.S. dollars have fluctuated significantly in recent years and may do so in the future. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results. We currently do not hedge any foreign currencies.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

3.1 (1)	Restated Certificate of Incorporation of the Company.

3.2 (2)	Amended and Restated Bylaws of the Company.

3.3 (3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (1)	Specimen Stock Certificate.

10.19 +	Bonuses for Fiscal Year 2008 and Base Salaries for Fiscal Year 2009 for Executive Officers.

10.20(ii) +	Amendment to Executive Employment Agreement between the Company and N. Anthony Coles, M.D., effective as of March 12, 2009.

10.28(i) +	Letter Agreement between the Company and Juergen Lasowski, Ph.D., dated April 28, 2008.

10.28(ii) +	Amendment to Letter Agreement between the Company and Juergen Lasowski, Ph.D., effective as of March 12, 2009.

31.1 (5)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (5)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (5)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on December 5, 2008.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(5)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.
Date: May 11, 2009	By:	/s/ N. Anthony Coles
N. Anthony Coles
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2009	By:	/s/ Matthew K. Fust
Matthew K. Fust
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1 (1)	Restated Certificate of Incorporation of the Company.

3.2 (2)	Amended and Restated Bylaws of the Company.

3.3 (3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (1)	Specimen Stock Certificate.

10.19 +	Bonuses for Fiscal Year 2008 and Base Salaries for Fiscal Year 2009 for Executive Officers.

10.20(ii) +	Amendment to Executive Employment Agreement between the Company and N. Anthony Coles, M.D., effective as of March 12, 2009.

10.28(i) +	Letter Agreement between the Company and Juergen Lasowksi, Ph.D., dated April 28, 2008.

10.28(ii) +	Amendment to Letter Agreement between the Company and Juergen Lasowski, Ph.D., effective as of March 12, 2009.

31.1 (5)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (5)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (5)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on December 5, 2008.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(5)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.