Form 10-Q
period 2009-06-30
ONYX PHARMACEUTICALS INC
filed 2009-08-04
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of outstanding shares of the registrant’s common stock, $0.001 par value, was 57,113,504 as of July 30, 2009.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$75,449	$235,152
Marketable securities, current	356,293	183,272
Receivable from collaboration partner	46,380	35,836
Prepaid expenses and other current assets	7,145	7,799

Total current assets	485,267	462,059
Marketable securities, non-current	37,759	39,622
Property and equipment, net	2,724	3,363
Other assets	4,740	4,723

Total assets	$530,490	$509,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202	$93
Advance from collaboration partner	3,081	16,633
Accrued liabilities	5,113	4,523
Accrued clinical trials and related expenses	7,948	6,041
Accrued compensation	5,023	6,014

Total current liabilities	21,367	33,304
Deferred rent and lease incentives	1,074	1,263
Commitments and contingencies
Stockholders’ equity:
Common stock	57	57
Additional paid-in capital	966,826	950,628
Receivable from stock option exercises	(198)	(455)
Accumulated other comprehensive loss	(1,365)	(4,320)
Accumulated deficit	(457,271)	(470,710)

Total stockholders’ equity	508,049	475,200

Total liabilities and stockholders’ equity	$530,490	$509,767

See accompanying notes.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenue:
Revenue from collaboration agreement	$60,219	$45,072	$113,936	$93,927

Total operating revenue	60,219	45,072	113,936	93,927
Operating Expenses:
Research and development	28,022	23,498	56,842	42,052
Selling, general and administrative	23,507	19,822	45,459	39,667

Total operating expenses	51,529	43,320	102,301	81,719

Income from operations	8,690	1,752	11,635	12,208

Investment income, net	972	2,662	2,092	7,933
Provision (benefit) for income taxes	288	(60)	288	249

Net income	$9,374	$4,474	$13,439	$19,892

Net income per share:
Basic	$0.16	$0.08	$0.24	$0.36

Diluted	$0.16	$0.08	$0.24	$0.35

Shares used in computing net income per share:
Basic	56,890	55,675	56,803	55,531

Diluted	57,110	56,472	57,178	56,534

See accompanying notes.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$13,439	$19,892
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on sales of short-term marketable securities	—	(483)
Depreciation and amortization	742	672
Stock-based compensation	10,790	9,884
Excess tax benefit from stock-based awards	(2)	—
Changes in operating assets and liabilities:
Receivable from collaboration partner	(10,544)	(25,591)
Prepaid expenses and other current assets	656	(3,115)
Other assets	(17)	7
Accounts payable	109	856
Accrued liabilities	590	1,653
Accrued clinical trials and related expenses	1,907	2,119
Accrued compensation	(991)	(1,981)
Deferred rent and lease incentives	(189)	47

Net cash provided by operating activities	16,490	3,960

Cash flows from investing activities:
Purchases of marketable securities	(316,358)	(208,558)
Sales of marketable securities	38,155	82,916
Maturities of marketable securities	110,000	198,415
Capital expenditures	(103)	(55)

Net cash provided by (used in) investing activities	(168,306)	72,718

Cash flows from financing activities:
Purchases of treasury stock	(18)	(529)
Advance from (payment to) collaboration partner	(13,552)	(8,862)
Net proceeds from issuances of common stock	5,681	8,007
Excess tax benefit from stock-based awards	2	—

Net cash used in financing activities	(7,887)	(1,384)

Net increase (decrease) in cash and cash equivalents	(159,703)	75,294
Cash and cash equivalents at beginning of period	235,152	161,653

Cash and cash equivalents at end of period	$75,449	$236,947

See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other future operating periods.
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
Note 2. Revenue from Collaboration Agreement
Nexavar is currently marketed and sold primarily in the United States and the European Union for the treatment of advanced kidney cancer and liver cancer. Nexavar also has regulatory applications pending in other territories internationally. The Company co-promotes Nexavar in the United States with Bayer HealthCare Pharmaceuticals, or Bayer, under collaboration and co-promotion agreements. In March 2006, the Company and Bayer entered into a co-promotion agreement to co-promote Nexavar in the United States. This agreement amends the collaboration agreement and supersedes the provisions of that agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the collaboration agreement continue to govern under which Bayer has exclusive marketing rights and the Company shares equally in the profits or losses, excluding Japan. In the United States, under the terms of the 2006 co-promotion agreement and consistent with the collaboration agreement, the Company and Bayer share equally in the profits or losses of Nexavar, subject only to the Company’s continued co-funding of the development costs of Nexavar worldwide, excluding Japan, and the Company’s continued co-promotion of Nexavar in the United States. The collaboration was created through a contractual arrangement, not through a joint venture or other legal entity.
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
Revenue from collaboration agreement was $60.2 million and $113.9 million for the three and six months ended June 30, 2009, respectively, compared to $45.1 million and $93.9 million for the three and six months ended June 30, 2008, respectively, calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Onyx’s share of collaboration commercial profit	$53,501	$38,206	$101,049	$82,803
Reimbursement of Onyx’s shared marketing expenses	5,344	6,028	10,736	10,286
Royalty revenue	1,374	838	2,151	838

Revenue from collaboration agreement	$60,219	$45,072	$113,936	$93,927

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

The Company’s fair value hierarchies for its financial assets (cash equivalents and current and non-current marketable securities), which require fair value measurement on a recurring basis under SFAS 157, are as follows:

	As of June 30, 2009				As of December 31, 2008
	(In thousands)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Money market funds	$46,029	$—	$—	$46,029	$113,832	$—	$—	$113,832
Commercial paper	—	40,029	—	40,029	—	109,866	—	109,866
Auction rate securities	—	200	37,759	37,959	—	—	39,622	39,622
U.S. government agencies	—	132,430	—	132,430	—	143,376	—	143,376
U.S. treasury bills	210,630	—	—	210,630	49,993	—	—	49,993

Total	$256,659	$172,659	$37,759	$467,077	$163,825	$253,242	$39,622	$456,689

Level 3 assets consist of securities with an auction reset feature (“auction rate securities”), which are classified as available for sale securities and reflected at fair value. In February 2008, auctions began to fail for these securities and each auction for the majority of these securities since then has failed. As of June 30, 2009 the fair value of each of these securities is estimated utilizing a discounted cash flow analysis. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets:

	Auction Rate Securities
	Six Months Ended
	June 30, 2009	June 30, 2008
	(In thousands)
Fair value at beginning of period	$39,622	$50,000
Redemptions	(5,100)	—
Transfer to Level 2	(200)	(5,000)
Change in valuation	3,437	(1,170)

Fair value at end of period	$37,759	$43,830

As a result of the decline in fair value of the Company’s auction rate securities, which the Company believes is temporary and attributes to liquidity rather than credit issues, the Company has recorded an unrealized loss of $1.9 million included in the accumulated other comprehensive income (loss) line of stockholders’ equity. All of the auction rate securities held by the Company at June 30, 2009, consist of securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Any future fluctuation in fair value related to the non-current marketable securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any decline in fair value is other than temporary, it will record a charge to earnings as appropriate.
Note 4. Marketable Securities
Marketable securities consist of securities that are classified as “available for sale” under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115). Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income. The weighted average maturity of the Company’s marketable securities as of June 30, 2009 was four months.

Available-for-sale marketable securities consisted of the following:

	June 30, 2009
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Agency bond investments:
Current	$342,485	$580	$(5)	$343,060

Total agency bond investments	342,485	580	(5)	343,060

Corporate debt investments:
Current	40,228	1	—	40,229
Non-current	39,700	—	(1,941)	37,759

Total corporate investments	79,928	1	(1,941)	77,988

Total available-for-sale marketable securities	$422,413	$581	$(1,946)	$421,048

	December 31, 2008
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Agency bond investments:
Current	$132,319	$1,054	$(4)	$133,369

Total agency bond investments	132,319	1,054	(4)	133,369

Corporate debt investments:
Current	49,903	—	—	49,903
Non-current	45,000	—	(5,378)	39,622

Total corporate investments	94,903	—	(5,378)	89,525

Total available-for-sale marketable securities	$227,222	$1,054	$(5,382)	$222,894

The Company’s investment portfolio includes $39.9 million of AAA rated auction rate securities that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Due to the failures in the auction process, these securities are not currently liquid. Of the $39.9 million of par value auction rate securities, $0.2 million in securities were redeemed at par in July 2009. Therefore, the Company has classified a portion of the auction rate securities with a fair value of $0.2 million, based on the amount redeemed in July 2009, as current marketable securities and the remaining auction rate securities with an estimated fair value of $37.8 million, based on a discounted cash flow model, as non-current marketable securities on the accompanying unaudited condensed balance sheet at June 30, 2009. The Company has reduced the carrying value of the marketable securities classified as non-current by $1.9 million through accumulated other comprehensive income or loss instead of earnings because the Company has deemed the impairment of these securities to be temporary.
Note 5. Other Long-Term Assets
In December 2008 the Company entered into a development collaboration, option and license agreement with S*BIO Pte Ltd, or S*BIO. Under the terms of the agreement, in December 2008 the Company made a $25.0 million payment to S*BIO, of which the Company expensed an up-front payment of $20.7 million and recognized an equity investment of $4.3 million. As a result, the accompanying unaudited condensed balance sheet at June 30, 2009 includes $4.3 million for this long-term private equity investment in other long-term assets. The equity investment is accounted for using the cost method of accounting.
Note 6. Advance from Collaboration Partner
The Company received $40.0 million in development payments from Bayer pursuant to its collaboration agreement. These development payments contain no provision for interest and are repayable to Bayer from a portion of the Company’s share of collaboration profits after deducting certain contractually agreed upon expenditures. As of June 30, 2009, $36.9 million of these development payments have been repaid to Bayer leaving a remaining balance of $3.1 million, which is classified as a current liability on the accompanying unaudited condensed balance sheet at June 30, 2009.

Note 7. Stock-Based Compensation
The Company accounts for stock-based compensation to employees and directors in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (SFAS 123(R)), which was adopted January 1, 2006, utilizing the modified prospective transition method. Total employee stock-based compensation expense was $6.0 million and $10.0 million for the three and six months ended June 30, 2009, respectively, and $4.3 million and $9.5 million for the three and six months ended June 30, 2008, respectively. The stock-based compensation expense for the six months ended June 30, 2008 includes $2.0 million for the modifications of stock-based awards relating to two employees. The terms of the modifications included accelerated vesting and the extension of the vesting period for stock-based awards previously granted.
Employee Stock Plans
In May 2009, the stockholders approved an amendment to the 2005 Equity Incentive Plan (Incentive Plan) to, among other things, (i) increase the number of shares of common stock authorized for issuance under the Incentive Plan by 2,000,000 shares and (ii) increase the rate at which the Incentive Plan’s share reserve will be reduced to 1.6 shares from the current rate of 1.3 shares for each share granted pursuant to stock purchase awards, stock bonus awards, stock unit awards and other stock awards, as well as for options and stock appreciation rights granted with exercise prices that are less than 100% of the fair market value of the Company’s common stock on the date of grant.
Valuation Assumptions
As of June 30, 2009 and 2008, the fair value of stock-based awards for employee stock option awards and employee stock purchases made under the Employee Stock Purchase Plan was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock Option Plans:
Risk-free interest rate	1.96%	2.89%	1.81%	2.85%
Expected life	4.3 years	4.4 years	4.3 years	4.4 years
Expected volatility	62%	64%	66%	64%
Expected dividends	None	None	None	None
Weighted average option fair value	$12.59	$18.42	$15.33	$17.09

Stock Bonus Awards:
Expected life	3 years	3 years	3 years	3 years
Expected dividends	None	None	None	None
Weighted average fair value per share	$25.23	$35.67	$28.88	$30.77

ESPP:
Risk-free interest rate	0.26%	3.34%	0.26%	3.34%
Expected life	6 months	6 months	6 months	6 months
Expected volatility	66%	64%	66%	64%
Expected dividends	None	None	None	None
Weighted average shares fair value	$10.42	$17.18	$10.42	$17.18

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
For the quarter ended June 30, 2009, in accordance with APB 28, “Interim Financial Reporting,” and Interpretation No. 18, “Accounting for Income Taxes in Interim Periods — an Interpretation of APB Opinion No. 28,” the Company calculated its income tax provision on a year-to-date basis instead of estimating its annual effective tax rate. Therefore, the Company recorded a provision for income taxes of $288,000 for the three and six months ended June 30, 2009. Based on the Company’s ability to fully offset federal taxable income with its net operating loss carry forwards, the Company’s estimated tax expense is principally related to federal alternative minimum tax and California state income tax.
Note 9. Net Income per Share
Basic net income per share amounts for each period presented were computed using the weighted average number of shares of common stock outstanding. Diluted net income per share amounts for each period presented were computed using the weighted-average number of shares of common stock outstanding during each period and other dilutive securities. Diluted net income per share does not include the effect of 4.7 million and 4.0 million stock-based awards that were outstanding during the three and six months ended June 30, 2009, respectively, and 2.6 million and 1.5 million stock-based awards outstanding during the three and six months ended June 30, 2008, respectively. These stock-based awards were not included in the computation of diluted net income per share because the proceeds received, if any, from such stock-based awards combined with the average unamortized compensation costs were greater than the average market price of our common stock, and, therefore, their effect would have been antidilutive.
Note 10. Comprehensive Income
Comprehensive income is composed of net income and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net income and reported separately in stockholders’ equity. Comprehensive income and its components are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Net income — as reported	$9,374	$4,474	$13,439	$19,892
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	1,482	405	2,955	(1,439)

Comprehensive income	$10,856	$4,879	$16,394	$18,453

The activities in other comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Increase (decrease) in unrealized gain (loss) on available-for-sale securities	$1,482	$405	$2,955	$(1,922)
Reclassification adjustment for net gains on available-for-sale securities including in net income	—	—	—	483

Change in unrealized gain (loss) on available-for-sale securities	$1,482	$405	$2,955	$(1,439)

Note 11. Subsequent Events
The Company evaluated subsequent events from the date of the accompanying unaudited financial statement through August 4, 2009, the date the financial statements were available to be issued, and did not identify any subsequent events during this period.
Note 12. Related Party Transactions
At June 30, 2009, the Company had loans with two employees outstanding. One loan with $170,000 outstanding bears interest at 2.85% per annum and is payable in five annual payments beginning in 2009. The other loan with $150,000 outstanding bears interest at 1.93% per annum and is payable in a lump sum within eighteen months.

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
We and Bayer are commercializing Nexavar, for the treatment of patients with advanced kidney cancer and liver cancer. Nexavar has been approved and is marketed for these indications in the United States and in the European Union, as well as other territories worldwide. In the United States, we co-promote Nexavar with Bayer. Outside of the United States, Bayer manages all commercialization activities. For the six months ended June 30, 2009, worldwide net sales of Nexavar as recorded by Bayer were $379.1 million.
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
We and Bayer are developing and marketing Nexavar under our collaboration and co-promotion agreements. We fund 50% of the development costs for Nexavar worldwide, excluding Japan. With Bayer, we co-promote Nexavar in the United States and share equally in any profits or losses. Outside of the United States, excluding Japan, Bayer has exclusive marketing rights and we share profits equally. In Japan, Bayer funds all product development, and we receive a royalty on any sales. Our agreements with Bayer also provide that we receive creditable milestone-based payments totaling $40.0 million, all of which have been received. These payments are repayable by us to Bayer from a portion of our share of any quarterly collaboration profits and royalties after deducting certain contractually agreed upon expenditures. As of June 30, 2009, $36.9 million of this amount was paid back to Bayer based on the profitability of the collaboration thus far.
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

With the exception of the year ended December 31, 2008, we have incurred annual net losses since our inception. Our ability to achieve continued and sustainable profitability is uncertain and is dependent on a number of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the ability of Bayer’s distribution network to process and ship product on a timely basis, investments in sales and marketing efforts to support the sales of Nexavar, Bayer and our investments in the research and development of Nexavar, fluctuations in foreign exchange rates and expenditures we may incur to acquire or develop and commercialize additional products. Our operating results will likely fluctuate from quarter to quarter and from year to year, and are difficult to predict. Since inception, we have relied on public and private financings, combined with milestone payments from our collaborators, to fund our operations and may continue to do so in future periods. As of June 30, 2009, our accumulated deficit was approximately $457.3 million.
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
Critical Accounting Policies and the Use of Estimates
Critical accounting policies are those that require significant estimates, assumptions and judgments by management about matters that are inherently uncertain at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies related to the fair value of marketable securities, stock-based compensation, revenue from collaboration agreement, research and development expenses, income taxes and the use of estimates to be critical policies. Significant estimates used in 2009 included assumptions used in the determination of the fair value of marketable securities, stock-based compensation related to stock options granted, revenue from collaboration agreement, research and development expenses and income taxes. Actual results could differ materially from these estimates. There were no changes to our critical accounting policies since we filed our Annual Report on Form 10-K, for the year ended December 31, 2008, with the Securities and Exchange Commission, or SEC. For a description of our critical accounting policies, please refer to our 2008 Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Results of Operations
Three and six months ended June 30, 2009 and 2008
Revenue
Nexavar, our only marketed product, was approved in the United States in December 2005. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the three and six months ended June 30, 2009 and 2008, we reported no product revenue. For the three and six months ended June 30, 2009, Nexavar net sales recorded by Bayer were $201.0 million and $379.1 million, primarily in the United States and the European Union. This represents an increase of $32.5 million, or 19%, and $58.6 million, or 18%, over Nexavar net sales of $168.5 million and $320.4 million recorded by Bayer for the three and six months ended June 30, 2008.
Revenue from Collaboration Agreement
Nexavar is currently marketed and sold in the United States, most countries in the European Union and other countries worldwide. We co-promote Nexavar in the United States with Bayer under collaboration and co-promotion agreements. Under the terms of the co-promotion agreement and consistent with the collaboration agreement, we and Bayer share equally in the profits or losses of Nexavar worldwide, excluding Japan. In the United States, we contribute half of the overall number of sales force personnel required to market and promote Nexavar and half of the medical science liaisons to support Nexavar. We and Bayer each bear our own sales force and medical science liaison expenses. These expenses are not included in the calculation of the profits or losses of the collaboration.

Revenue from collaboration agreement consists of our share of the pre-tax commercial profit generated from our collaboration with Bayer, reimbursement of our shared marketing costs related to Nexavar and royalty revenue. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. We record revenue from collaboration agreement on a quarterly basis. Revenue from collaboration agreement for the three and six months ended June 30, 2009 and 2008 is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Nexavar product revenue, net (as recorded by Bayer)	$200,983	$168,520	$379,052	$320,416

Revenue subject to profit sharing (as recorded by Bayer)	$181,345	$156,547	$348,319	$308,443
Combined cost of goods sold, distribution, selling, general and administrative expenses	74,343	80,135	146,222	142,838

Combined collaboration commercial profit	107,002	76,412	202,097	165,605

Onyx’s share of collaboration commercial profit	53,501	38,206	101,049	82,803
Reimbursement of Onyx’s shared marketing expenses	5,344	6,028	10,736	10,286
Royalty revenue	1,374	838	2,151	838

Revenue from collaboration agreement	$60,219	$45,072	$113,936	$93,927

For the three months ended June 30, 2009 and 2008, revenue from collaboration agreement was $60.2 million and $45.1 million, respectively. For the six months ended June 30, 2009 and 2008, revenue from collaboration agreement was $113.9 million and $93.9 million, respectively. The increase in revenue from collaboration agreement is primarily a result of increased net product revenue on sales of Nexavar as recorded by Bayer in countries around the world and royalty revenue. Additionally, revenue from collaboration agreement for the three months ended June 30, 2009 as compared to the same period in 2008 increased as a result of a decrease in shared marketing expenses.
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
Research and Development Expenses
Research and development expenses were $28.0 million for the three months ended June 30, 2009, a net increase of $4.5 million, or 19%, from $23.5 million in the same period in 2008. For the six months ended June 30, 2009 research and development expenses were $56.8 million, a net increase of $14.7 million, or 35%, from $42.1 million in the same period in 2008. The increase is primarily due to planned increases in the development program for Nexavar across additional tumor types, such as colorectal cancer and adjuvant liver cancer, and Onyx’s costs to further develop ONX 0801 partially offset by decreased spending for lung cancer trials. A significant portion of our research and development expenses, approximately 67% and 70% for the three and six months ended June 30, 2009, respectively, and approximately 78% and 79% for the three and six months ended June 30, 2008, respectively, relate to our cost sharing arrangement with Bayer and represent our share of the research and development costs incurred by Bayer for Nexavar. As a result of the cost sharing arrangement between us and Bayer for research and development costs, there was a net reimbursable amount of $13.9 million and $30.1 million due to Bayer for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2008 there was net reimbursable amount of $14.9 million and $26.0 million, respectively, due to Bayer as a result of the cost sharing arrangement. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. If we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment.

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
We expect research and development expenses to increase in future periods as we and Bayer continue to expand our investment in the development of Nexavar by conducting clinical trials to test Nexavar’s efficacy in other potential indications. We also expect our research and development activities to include developing ONX 0801 further. In addition, we expect our research and development expenses to increase if we exercise our options to license the rights to ONX 0803 and/or ONX 0805. S*BIO will retain responsibility for all development costs prior to the option exercise. After the exercise of our option to license rights to either compound, we are required to assume development costs for the U.S., Canada, and Europe subject to S*BIO’s option to fund a portion of the development costs in return for enhanced royalties on any future product sales. Upon the exercise of our option of either compound, S*BIO is entitled to receive a one-time fee, milestone payments upon achievement of certain development and sales levels and royalties on any future product sales.
Together with Bayer, we have executed a broad-based global development strategy for Nexavar that implements simultaneous clinical programs currently designed to expand the number of approved indications of Nexavar and evaluate the use of Nexavar in new and/or novel combinations. Our global development plan includes Phase 3 investments in liver, kidney and non-small cell lung cancers and Phase 2 investments in breast, ovarian and colorectal cancers. As of June 30, 2009, our share of the Nexavar development costs incurred to date under the collaboration was $446.8 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $23.5 million for the three months ended June 30, 2009, a net increase of $3.7 million, or 19%, from $19.8 million in the same period in 2008. For the six months ended June 30, 2009 selling, general and administrative expenses were $45.5 million, a net increase of $5.8 million, or 15%, from $39.7 million in the same period in 2008. This increase is primarily due to increased headcount and increased employee-related expenses to support Nexavar’s commercial growth, as well as increased headcount and legal and employee-related expenses to support our growth. The six months ended June 30, 2008 included non-recurring employee related expenses consisting of $2.0 million for modifications of previously granted stock-based awards for two employees and $2.0 million for compensation, search fees and other expenses related to the transition of the chief executive officer. Selling, general and administrative expenses consist primarily of salaries, employee benefits, consulting, advertising and promotion expenses, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs. We expect our selling, general and administrative expenses to increase due to increases in marketing expenses related to Nexavar and increases in personnel.
Investment Income
Investment income consists of interest income and realized gains or losses from the sale of marketable equity investments. We had investment income of $1.0 million for the three months ended June 30, 2009, a decrease of $1.7 million, or 64%, from $2.7 million in the same period in 2008. For the six months ended June 30, 2009, we recorded investment income of $2.1 million, a decrease of $5.8 million, or 74%, from $7.9 million in the same period in 2008. These decreases were primarily due to lower effective interest rates in the market as well as a change in the asset allocation of our investment portfolio.

Liquidity and Capital Resources
With the exception of the profitability we achieved for the year ended December 31, 2008, we have incurred significant annual net losses since our inception, and we have relied primarily on public and private financing to fund our operations.
At June 30, 2009, we had cash, cash equivalents and current and non-current marketable securities of $469.5 million, compared to $458.0 million at December 31, 2008. The increase of $11.5 million was primarily attributable to net cash provided by operations partially offset by payments made to Bayer under our collaboration agreement. Our collaboration agreement with Bayer calls for creditable milestone-based payments. These amounts are interest-free and are repayable to Bayer from a portion of our profits and royalties. We received a total of $40.0 million of milestone payments from Bayer in connection with the approval of Nexavar. As of June 30, 2009, $36.9 million of these development payments have been repaid to Bayer leaving a remaining balance of $3.1 million, which is classified as a current liability on the accompanying unaudited condensed balance sheet at June 30, 2009.
Our investment portfolio includes $39.9 million of AAA rated securities with an auction reset feature (“auction rate securities”) that are collateralized by student loans. In July 2009, $0.2 million in securities were redeemed at par and, accordingly, we classified them as current marketable securities in the accompanying unaudited balance sheet at June 30, 2009. Therefore, a remaining balance of $39.7 million of par value auction rate securities is currently outstanding in our investment portfolio. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the auction rate securities with a par value of $39.7 million as non-current marketable securities on the accompanying unaudited condensed balance sheet. We have determined the fair value to be $37.8 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $1.9 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. An increase in either of these assumptions could result in a $1.5 million decrease in value. Alternatively, a decrease in either of the assumptions could result in a $1.6 million increase in value.
Currently, we believe these investments are not other-than-temporarily impaired as all of them are substantially backed by the federal government, but it is not clear in what period of time they will be settled. We believe that, even after reclassifying these securities to non-current assets and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and current investments will be sufficient to meet our anticipated cash needs.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. Under our policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, and investment grade government and non-government debt securities. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase or decrease by 100 basis points, or 1%, as of June 30, 2009, the fair value of our portfolio would decline or increase, respectively, by approximately $3.6 million. Additionally, a hypothetical increase or decrease of 1% in market interest rates during the three and six months ended June 30, 2009 would have resulted in a $1.1 million or $2.3 million change in our net income for the three and six months ended June 30, 2009, respectively.
The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at:

	June 30, 2009			December 31, 2008
			Average			Average
		Fair Value	Interest		Fair Value	Interest
	Maturity	(In millions)	Rate	Maturity	(In millions)	Rate
Cash equivalents, fixed rate	0 – 2 months	$73.0	0.18%	0 – 3 months	$233.8	0.53%
Marketable securities, fixed rate	0 – 12 months	$394.1	0.41%	0 – 12 months	$222.9	0.87%
Liquidity Risk
Our investment portfolio includes $39.9 million of AAA rated auction rate securities collateralized by student loans. In July 2009, $0.2 million in securities were redeemed at par and, accordingly, we classified them as current marketable securities in the accompanying unaudited balance sheet at June 30, 2009. Therefore, a remaining balance of $39.7 million of par value auction rate securities is currently outstanding in our investment portfolio. Since February 2008, securities of this type have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the auction rate securities with a par value of $39.7 million as non-current marketable securities on the accompanying unaudited condensed balance sheet. We have determined the fair value to be $37.8 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $1.9 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary.
Foreign Currency Exchange Rate Risk
A majority of Nexavar sales are generated outside of the United States, and a significant percentage of Nexavar commercial and development expenses are incurred outside of the United States. Fluctuations in foreign currency exchange rates affect our operating results. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. dollars for presentation in our financial statements, as well as our net sales, cost of goods sold, and operating margins. The primary foreign currency in which we have exchange rate fluctuation exposure is the Euro. A hypothetical increase or decrease of 1% in exchange rates between the Euro and U.S. Dollar during the three and six months ended June 30, 2009 would have resulted in a $0.3 million change in our net income for the three and six months ended June 30, 2009 based on our expected exposure to the Euro. We utilize a Euro to U.S. Dollar exchange rate based on average exchange rates for the reporting period.
As we expand, we could be exposed to exchange rate fluctuation in other currencies. Exchange rates between foreign currencies and U.S. dollars have fluctuated significantly in recent years and may do so in the future. We did not hold any derivative instruments as of June 30, 2009, and we have not held derivative instruments in the past. However, our investment policy does allow us to use derivative financial instruments for the purposes of hedging foreign currency denominated obligations. Our cash flows are denominated in U.S. dollars.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls: Internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
In May 2009, we filed a complaint against Bayer Corporation and Bayer A.G. in the United States District Court for the Northern District of California under the caption Onyx Pharmaceuticals, Inc. v. Bayer Corporation and Bayer AG, Case No. CV09-2145 MHP (N.D. Cal.). In the complaint, we have asserted our rights to a Phase 2 anti-cancer compound we allege was discovered during joint research between us and Bayer and seek compensatory and punitive monetary damages and a declaration that fluoro-sorafenib is a jointly-owned collaboration compound under the collaboration agreement, along with other remedies.

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
There are several competing therapies approved and in development for the treatment of advanced kidney cancer. If Nexavar is unable to successfully compete against existing and future therapies in advanced kidney cancer, our business would be harmed.*
There are several competing therapies approved for the treatment of kidney cancer, including Sutent, a multi-kinase inhibitor marketed in the United States, the European Union and other countries by Pfizer; Torisel, an mTOR inhibitor marketed in the United States, the European Union and other countries by Wyeth; Avastin, an angiogenesis inhibitor approved for the treatment of advanced kidney cancer in the United States and the European Union and marketed by Genentech and Roche; and Afinitor, an mTOR inhibitor recently approved by the FDA and marketed by Novartis. Nexavar’s market share in advanced kidney cancer has decreased following the introduction of these products into the market.
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
Nexavar has not been approved in cancer types other than advanced kidney and liver cancers. Success in one or even several cancer types does not indicate that Nexavar would be approved or have successful clinical trials in other cancer types. For example, Bayer and Onyx have conducted Phase 3 trials in melanoma and non-small cell lung cancer (NSCLC) that were not successful. In addition, in one non-small cell lung cancer Phase 3 trial, higher mortality was observed in the subset of patients with squamous cell carcinoma of the lung treated with Nexavar and carboplatin and paclitaxel than in the subset of patients treated with carboplatin and paclitaxel alone. Based on this observation, further enrollment of squamous cell carcinoma of the lung was suspended from other NSCLC trials sponsored by us. Other cancer types with a histology similar to squamous cell carcinoma of the lung may yield a similar adverse treatment outcome. If so, patients having this histology may be excluded from ongoing and future clinical trials, which could potentially delay clinical trial enrollment and would reduce the number of patients that could potentially receive Nexavar.
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

We are subject to a number of risks associated with our dependence on our collaborative relationship with Bayer, including:
•	adverse decisions by Bayer regarding the amount and timing of resource expenditures for the development and commercialization of Nexavar;

•	possible disagreements as to development plans, including clinical trials or regulatory approval strategy;

•	the right of Bayer to terminate the collaboration agreement with us on limited notice and for reasons outside our control;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•	the development or acquisition by Bayer of competing products. For example, Bayer is developing fluoro-sorafenib in Phase 2 clinical trials for kidney cancer and the ownership of this compound is being disputed by us through the lawsuit we filed against Bayer;

•	adverse regulatory or legal action against Bayer resulting from failure to meet healthcare industry compliance requirements in the promotion, sale, or federal and state reporting of Nexavar;

•	changes in key management personnel at Bayer that are members of the collaboration’s executive team; and

•	disagreements with Bayer regarding the collaboration agreement or ownership of proprietary rights.
Due to these factors and other possible disagreements with Bayer, we may be delayed or prevented from further developing, manufacturing or commercializing Nexavar, and we may become involved in additional litigation or arbitration against Bayer, which could be time consuming and expensive.
While we continue to collaborate with Bayer in the development and commercialization of Nexavar, in May 2009, we filed a complaint against Bayer seeking a declaration that fluoro-sorafenib, a variant of sorafenib that has the same chemical structure as Nexavar, except that a single fluorine atom has been substituted for a hydrogen atom, is a jointly-owned collaboration compound under our collaboration agreement, together with other remedies. We believe that Onyx has rights to this drug candidate under the terms of our collaboration agreement with Bayer and Bayer has asserted that we have no such rights. Our litigation against Bayer may be time consuming and expensive, and may be a distraction to our management. Should it ultimately be determined that Onyx has no rights to fluoro-sorafenib and this product candidate were to successfully complete development and be approved for marketing, it could compete with Nexavar. In addition, such development could create different incentives between us and Bayer regarding the development and promotion of Nexavar, thereby harming our business.
Our collaboration agreement with Bayer terminates when patents expire that were issued in connection with product candidates discovered under that agreement, or upon the time when neither we nor Bayer are entitled to profit sharing under that agreement, whichever is later. Bayer holds the global patent applications related to Nexavar. The patents and patent applications covering Nexavar are owned by Bayer and are licensed to us through our collaboration agreement with Bayer. We have no control over the prosecution of Bayer’s patents. Bayer has United States patents that cover Nexavar and pharmaceutical compositions of Nexavar which we believe provide adequate patent protection until at least 2020. Bayer also has a European patent that covers Nexavar which will expire in 2020. Bayer has other patents/patent applications that are pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer.
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
Our operating results will likely fluctuate from quarter to quarter and from year to year, and are difficult to predict. Due to a highly competitive environment in kidney cancer and launches throughout the world, as well as the treatment paradigm in liver cancer, Nexavar sales will be difficult to predict from period to period. Our operating expenses are highly dependent on expenses incurred by Bayer and are largely independent of Nexavar sales in any particular period. In addition, we expect to incur significant operating expenses associated with the development activities of ONX 0801. If we exercise our option rights related to ONX 0803 and ONX 0805, we will be required to pay significant license fees and we also expect to incur significant operating expenses for development of ONX 0803 and ONX 0805. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the timing and level of investments in sales and marketing efforts to support the sales of Nexavar, the timing and level of investments in the research and development of Nexavar, the ability of Bayer’s distribution network to process and ship Nexavar on a timely basis, fluctuations in foreign currency exchange rates and expenditures we may incur to acquire or develop additional products.
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

Unstable market and economic conditions may have serious adverse consequences on our business.*
Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. We believe we are well positioned with significant capital resources to meet our current working capital and capital expenditure requirements. However, a prolonged or profound economic downturn may result in adverse changes to product reimbursement and pricing and sales levels, which would harm our operating results. Additionally, other challenges resulting from the current economic environment include increases in national unemployment impacting patients’ ability to access drugs, increases in uninsured or underinsured patients affecting their ability to afford pharmaceutical products, potential national healthcare reform’s impact on the pharmaceutical industry and increased U.S. free goods to patients. There is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by the Company. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans or plans to acquire additional technology. There is a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn, such that we would lose our status as a Well-Known Seasoned Issuer, which allows us to more rapidly and more cost-effectively raise funds in the public markets.
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

We have a history of losses, and we may continue to incur losses.*
Although we achieved profitability for the year ended December 31, 2008, we have incurred net losses for the years ended December 31, 2007 and 2006 of $34.2 million and $92.7 million, respectively. As of June 30, 2009, we had an accumulated deficit of approximately $457.3 million. We have incurred losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We may continue to incur operating losses as we expand our development and commercial activities for our products, compounds and product candidates.
We have made, and plan to continue to make, significant expenditures towards the development and commercialization of Nexavar. We may never realize sufficient product sales to offset these expenditures. In addition, we will require significant funds for the research and development activities for ONX 0801. Upon the attainment of specified milestones, we are required to make milestone payments to BTG, which would also require significant funds. Exercising any of our option rights under our agreement with S*BIO will also cause us to incur additional operating expenses that would require significant funds. Our ability to achieve and maintain consistent profitability depends upon success by us and Bayer in marketing Nexavar in approved indications and the successful development and regulatory approvals of Nexavar in additional indications.
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
We may need additional funds, and our future access to capital is uncertain.*
We may need additional funds to conduct the costly and time-consuming activities related to the development and commercialization of Nexavar, ONX 0801 and, if we exercise our option rights, ONX 0803 and ONX 0805, including manufacturing, clinical trials and regulatory approval. Also, we may need funds to acquire rights to additional product candidates or acquire new or complementary businesses. Our future capital requirements will depend upon a number of factors, including:
•	revenue from our product sales;

•	global product development and commercialization activities;

•	the cost involved in enforcing patent claims against third parties and defending claims by third parties;

•	the costs associated with acquisitions or licenses of additional products;

•	the cost of acquiring new or complementary businesses;

•	competing technological and market developments;

•	repayment of our of milestone-based advances to Bayer, and

•	future fee and milestone payments to BTG and S*BIO.

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
We believe that our existing capital resources and interest thereon will be sufficient to fund our current development plans beyond 2010. However, if we change our development plans, acquire rights to or license additional products, or seek to acquire new or complementary businesses, we may need additional funds sooner than we expect. In addition, we anticipate that our expenses related to the development of ONX 0801 and our share of expenses under our collaboration with Bayer will increase over the next several years as we begin activities to develop ONX 0801 and continue our share of funding for the Nexavar clinical development program and expansion of commercial activities for Nexavar throughout the world. While these costs are unknown at the current time, we may need to raise additional capital to begin developing ONX 0801 beyond the pre-clinical stage and to continue the co-funding of the Nexavar program through and beyond 2010, and may be unable to do so.
We may not be able to realize the potential financial or strategic benefits of business acquisitions or strategic investments, which could hurt our ability to grow our business, develop new products or sell our products.*
We invested in S*BIO in December 2008, and may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current business or enter into a new product area. Negotiations associated with an acquisition or strategic investment could divert management’s attention and other company resources. Any of the following risks associated with future acquisitions or investments could impair our ability to grow our business, develop new products, or sell Nexavar, and ultimately could have a negative impact on our growth or our financial results:
•	difficulty in combining the products, operations or workforce of any acquired business with our business;

•	difficulty in operating in a new or multiple new locations;

•	disruption of our ongoing businesses or the ongoing business of the company that we invest in or acquire;

•	difficulty in realizing the potential financial or strategic benefits of the transaction;

•	difficulty in maintaining uniform standards, controls, procedures and policies;

•	disruption of or delays in ongoing research and development efforts;

•	diversion of capital and other resources;

•	assumption of liabilities;

•	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;

•	difficulties in entering into new markets in which we have limited or no experience and where competitors in such markets have stronger positions; and

•	impairment of relationships with our or the acquired businesses’ employees and other third parties, such as suppliers, or the loss of such relationships as a result of our acquisition or investment.
In addition, the consideration for any future acquisition could be paid in cash, shares of our common stock, the issuance of convertible debt securities or a combination of cash, convertible debt and common stock. If we make an investment in cash or use cash to pay for all or a portion of an acquisition, our cash reserves would be reduced which could negatively impact our liquidity, the growth of our business or our ability to develop new products. However, if we pay the consideration with shares of common stock, or convertible debentures, the holdings of our existing stockholders would be diluted. The significant decline in the trading price of our common stock would make the dilution to our stockholders more extreme and could negatively impact our ability to pay the consideration with shares of common stock or convertible debentures. We cannot forecast the number, timing or size of future strategic investments or acquisitions, or the effect that any such investments or acquisitions might have on our operations or financial results.

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
Our success depends on the continued customer support efforts of our network of specialty pharmacies and distributors. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions, which often require a high level of patient education and ongoing management. The use of specialty pharmacies and distributors involves certain risks, including, but not limited to, risks that these specialty pharmacies and distributors will:
•	not provide us accurate or timely information regarding their inventories, the number of patients who are using Nexavar or complaints about Nexavar;

•	not effectively sell or support Nexavar;

•	reduce their efforts or discontinue to sell or support Nexavar;

•	not devote the resources necessary to sell Nexavar in the volumes and within the time frames that we expect;

•	be unable to satisfy financial obligations to us or others; and

•	cease operations.
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
•	obtain patents;

•	license technology rights from others;

•	protect trade secrets;

•	operate without infringing upon the proprietary rights of others; and

•	prevent others from infringing on our proprietary rights, particularly generic drug manufacturers. In the United States, for drugs deemed a new chemical entity, such as Nexavar, FDA regulations preclude the filing of an ANDA, that contains a challenge to the patents, prior to the four year anniversary of marketing approval. As such, we expect that one or more generic drug manufacturers will file an ANDA near the end of 2009, which will be the four year anniversary of Nexavar’s United States marketing approval.
In the case of Nexavar, the global patent applications related to this product candidate are held by Bayer, and are licensed to us in conjunction with our collaboration agreement with Bayer. Bayer has United States patents that cover Nexavar and pharmaceutical compositions of Nexavar, which we believe provide adequate patent protection until at least 2020. Based on a review of the public patent databases, Bayer also has a European patent that covers Nexavar, which will expire in 2020. Bayer has other patents/patent applications pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extensions, either in the U.S. or abroad, the entitlement to and the term of which cannot presently be calculated, in part because Bayer does not share with us information related to its Nexavar patent portfolio. We cannot be certain that these issued patents and future patents if they issue will provide adequate protection for Nexavar or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise. As of June 30, 2009, we owned or had licensed rights to 59 United States patents and 18 United States patent applications and, generally, the foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert Company, now Pfizer, or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.

The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Our patents, or patents that we license from others, may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Competitors may challenge or circumvent our patents or patent applications. Courts may find our patents invalid. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization, which would reduce or eliminate any advantage the patents may give us. In addition, if a generic competitor to Nexavar were successfully launched prior to the expiration of the Nexavar patents, our business could be materially harmed.
We may not have been the first to make the inventions covered by each of our issued or pending patent applications, or we may not have been the first to file patent applications for these inventions. Third party patents may cover the materials, methods of treatment or dosage related to our product and those third parties may make allegations of infringement. We cannot provide assurances that our products or activities, or those of our licensors, will not infringe patents or other intellectual property owned by third parties. Competitors may have independently developed technologies similar to ours. We may need to license the right to use third-party patents and intellectual property to develop and market our product candidates. We may not acquire required licenses on acceptable terms, if at all. If we do not obtain these required licenses, we may need to design around other parties’ patents, or we may not be able to proceed with the development, manufacture or, if approved, sale of our product candidates. We may face litigation to defend against claims of infringement, assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ proprietary rights. In addition, we may require interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions relating to our patent applications. These activities, especially patent litigation, are uncertain, making any outcome difficult to predict and costly and may be a substantial distraction for our management team.
Bayer may have rights to publish data and information in which we have rights. In addition, we sometimes engage individuals, entities or consultants to conduct research that may be relevant to our business. The ability of these individuals, entities or consultants to publish or otherwise publicly disclose data and other information generated during the course of their research is subject to certain contractual limitations. The nature of the limitations depends on various factors, including the type of research being conducted, the ownership of the data and information and the nature of the individual, entity or consultant. In most cases, these individuals, entities or consultants are, at the least, precluded from publicly disclosing our confidential information and are only allowed to disclose other data or information generated during the course of the research after we have been afforded an opportunity to consider whether patent and/or other proprietary protection should be sought. However, these agreements may be breached, despite all precautions taken, and we may not have adequate remedies for any such breach. If we do not apply for patent protection prior to publication or if we cannot otherwise maintain the confidentiality of our technology and other confidential information, then our ability to receive patent protection or protect our proprietary information will be harmed, which may impair our competitive position and could adversely affect our growth.
Limited foreign intellectual property protection and compulsory licensing could limit our revenue opportunities.*
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. The requirements for patentability may differ in certain countries, particularly developing countries. We have recently become aware that a third party has filed an invalidity proceeding with the Chinese patent office to invalidate the patents that cover Nexavar. Unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug, such as Nexavar. The invalidity proceeding was heard in July. Should the Chinese patent office find the Nexavar patent invalid, Bayer would most likely appeal the decision, which appeal could take several years to resolve the matter. In addition, in India, Bayer is in the process of enforcing its Nexavar patents against a generics supplier, Cipla Limited. While we believe that the Nexavar patents are valid, we cannot predict the outcome of these proceedings. Some companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries, including certain countries in Europe and developing countries, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, Bayer, the owner of the Nexavar patent estate, may have limited remedies if the Nexavar patents are infringed or if Bayer is compelled to grant a license of Nexavar to a third party, which could materially diminish the value of those patents that cover Nexavar. If compulsory licenses were extended to include Nexavar, this could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection, which may make it difficult to stop infringement. Many countries limit the enforceability of patents against government agencies or government contractors. These factors could also negatively affect our revenue opportunities in those countries.

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
Our stock price is volatile.
Our stock price is volatile and is likely to continue to be volatile. In the period beginning January 1, 2006 and ending June 30, 2009, our stock price ranged from a high of $59.50 and a low of $10.44. A variety of factors may have a significant effect on our stock price, including:
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
Our executive officers, directors and 5% stockholders own, in the aggregate, approximately 26% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On May 4, 2009, we issued an aggregate of 5,852 shares of our common stock to a holder of one of our warrants dated May 7, 2002 pursuant to a cashless net exercise of the warrant. The warrant was exercisable for 9,259 shares of common stock and had an exercise price of $9.59 per share. The issuance of the shares pursuant to this warrant was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) promulgated thereunder and, based upon the number of persons receiving shares of our common stock in the transaction, their financial position and sophistication and the absence of any general solicitation, the transaction was determined not to involve any public offering.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Our Annual Meeting of Stockholders was held on May 26, 2009. The results of the matters voted upon at the meeting were:
(a)	All of the nominees of the Board of Directors were elected to serve until our annual meeting of stockholders in 2012. The nominees were: Paul Goddard, Ph.D.; 36,269,224 common shares for, none against and 16,325,429 withheld; Antonio J. Grillo-López, M.D.; 52,159,269 common shares for, none against and 435,384 withheld; and Wendell Wierenga, Ph.D.; 51,557,115 common shares for, none against and 1,037,538 withheld. The term of office of directors Corinne H. Lyle and Thomas Wiggans continues until our annual meeting of stockholders in 2010. The term of office of directors Magnus Lundberg and N. Anthony Coles, M.D. continues until our annual meeting of stockholders in 2011.

(b)	The stockholders approved the amendment to the Company’s 2005 Equity Incentive Plan (Incentive Plan): 37,862,980 common shares for, 6,398,549 against, 56,978 abstaining. The amendment affected the following changes to the Incentive Plan:
•	the number of authorized shares available for issuance under the Incentive Plan was increased by 2,000,000 shares; and
•	the rate at which the Incentive Plan’s share reserve will be reduced was changed to 1.6 shares (from the prior rate of 1.3 shares) for each share granted pursuant to stock purchase awards, stock bonus awards, stock unit awards and other stock awards, as well as for options and stock appreciation rights granted with exercise prices that are less than 100% of the fair market value of our common stock on the date of grant.
(c)	The stockholders ratified the selection by the Audit Committee of the Board of Directors of Ernst &Young LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2009: 50,494,510 common shares for, 2,087,250 against and 12,893 abstaining.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

3.1 (1)	Restated Certificate of Incorporation of the Company.

3.2 (2)	Amended and Restated Bylaws of the Company.

3.3 (3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (1)	Specimen Stock Certificate.

10.13(i)(5) +	2005 Equity Incentive Plan, as amended.

31.1 (6)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (6)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (6)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on December 5, 2008.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 27, 2009.

(6)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.
Date: August 4, 2009	By:	/s/ N. Anthony Coles
N. Anthony Coles
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2009	By:	/s/ Matthew K. Fust
Matthew K. Fust
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1 (1)	Restated Certificate of Incorporation of the Company.

3.2 (2)	Amended and Restated Bylaws of the Company.

3.3 (3)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (1)	Specimen Stock Certificate.

10.13(i)(5)+	2005 Equity Incentive Plan, as amended.

31.1 (6)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (6)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (6)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 5, 2008.

(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 27, 2009.

(6)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.