Form 10-Q
period 2009-09-30
ONYX PHARMACEUTICALS INC
filed 2009-11-03
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of outstanding shares of the registrant’s common stock, $0.001 par value, was 62,135,049 as of October 31, 2009.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$334,907	$235,152
Marketable securities, current	469,763	183,272
Receivable from collaboration partner	51,444	35,836
Prepaid expenses and other current assets	7,389	7,799

Total current assets	863,503	462,059
Marketable securities, non-current	38,410	39,622
Property and equipment, net	3,124	3,363
Other assets	9,014	4,723

Total assets	$914,051	$509,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,347	$93
Advance from collaboration partner	—	16,633
Accrued liabilities	8,115	4,523
Accrued clinical trials and related expenses	6,758	6,041
Accrued compensation	6,668	6,014

Total current liabilities	22,888	33,304
Deferred rent and lease incentives	986	1,263
Convertible senior notes due 2016	141,559	—

Commitments and contingencies

Stockholders’ equity:
Common stock	62	57
Receivable from stock option exercises	(315)	(455)
Additional paid-in capital	1,198,717	950,628
Accumulated other comprehensive loss	(808)	(4,320)
Accumulated deficit	(449,038)	(470,710)

Total stockholders’ equity	748,618	475,200

Total liabilities and stockholders’ equity	$914,051	$509,767

See accompanying notes.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenue:
Revenue from collaboration agreement	$69,137	$50,766	$183,074	$144,693

Total operating revenue	69,137	50,766	183,074	144,693
Operating Expenses:
Research and development	35,635	21,792	92,478	63,845
Selling, general and administrative	23,440	19,319	68,899	58,985

Total operating expenses	59,075	41,111	161,377	122,830

Income from operations	10,062	9,655	21,697	21,863
Investment income	1,015	2,763	3,108	10,696
Interest expense	(2,255)	—	(2,255)	—

Income before provision for income taxes	8,822	12,418	22,550	32,559
Provision for income taxes	589	175	878	424

Net income	$8,233	$12,243	$21,672	$32,135

Net income per share:
Basic	$0.14	$0.22	$0.37	$0.58

Diluted	$0.14	$0.21	$0.37	$0.57

Shares used in computing net income per share:
Basic	60,248	56,197	58,201	55,755

Diluted	60,624	57,194	58,511	56,773

See accompanying notes.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$21,672	$32,135
Adjustments to reconcile net income to net cash provided by operating activities:
Realized gains on sales of short-term marketable securities	—	(483)
Depreciation and amortization	1,145	992
Stock-based compensation	16,206	15,017
Excess tax benefit from stock-based awards	(36)	(120)
Amortization of convertible senior notes discount and debt issuance costs	1,105	—
Changes in operating assets and liabilities:
Receivable from collaboration partner	(15,608)	(35,384)
Prepaid expenses and other current assets	446	(1,678)
Other assets	(19)	(60)
Accounts payable	1,254	106
Accrued liabilities	3,592	1,277
Accrued clinical trials and related expenses	717	3,577
Accrued compensation	654	(1,104)
Deferred rent and lease incentives	(277)	5

Net cash provided by operating activities	30,851	14,280

Cash flows from investing activities:
Purchases of marketable securities	(525,272)	(268,804)
Sales of marketable securities	38,505	87,916
Maturities of marketable securities	205,000	320,415
Capital expenditures	(906)	(525)

Net cash provided by (used in) investing activities	(282,673)	139,002

Cash flows from financing activities:
Purchases of treasury stock	(18)	(529)
Payments to collaboration partner	(16,633)	(14,374)
Net proceeds from issuances of common stock	145,442	22,671
Proceeds from issuance of convertible senior notes	230,000	—
Convertible senior notes debt issuance costs	(7,250)	—
Excess tax benefit from stock-based awards	36	120

Net cash provided by financing activities	351,577	7,888

Net increase in cash and cash equivalents	99,755	161,170
Cash and cash equivalents at beginning of period	235,152	161,653

Cash and cash equivalents at end of period	$334,907	$322,823

See accompanying notes.

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other future operating periods.
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
Revenue from collaboration agreement was $69.1 million and $183.1 million for the three and nine months ended September 30, 2009, respectively, compared to $50.8 million and $144.7 million for the three and nine months ended September 30, 2008, respectively, calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Onyx’s share of collaboration commercial profit	$61,732	$44,390	$162,781	$127,192
Reimbursement of Onyx’s shared marketing expenses	5,342	5,484	16,079	15,771
Royalty revenue	2,063	892	4,214	1,730

Revenue from collaboration agreement	$69,137	$50,766	$183,074	$144,693

Note 3. Fair Value Measurements
In accordance with Accounting Standards Codification (“ASC”) Subtopic 820-10, formerly known as Statement of Financial Accounting Standards No. 157 “Fair Value Measurements,” the Company measures certain assets and liabilities at fair value on a recurring basis using the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers include:
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
The Company’s fair value hierarchies for its financial assets and liabilities (cash equivalents, current and non-current marketable securities and convertible senior notes), which require fair value measurement on a recurring basis are as follows:

	As of September 30, 2009
	(In thousands)
	As reflected on the unaudited balance sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$296,500	$296,500	$—	$—	$296,500
Corporate and financial institutions debt	99,891	—	99,891	—	99,891
Auction rate securities	38,510	—	100	38,410	38,510
U.S. government agencies	143,240	—	143,240	—	143,240
U.S. treasury bills	260,111	260,111	—	—	260,111
Liabilities:
Convertible senior notes due 2016 (face value $230,000)	$141,559	—	$244,881	—	$244,881

	As of December 31, 2008
	(In thousands)
	As reflected on the unaudited balance sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$113,832	$113,832	$—	$—	$113,832
Corporate debt	109,866	—	109,866	—	109,866
Auction rate securities	39,622	—	—	39,622	39,622
U.S. government agencies	143,376	—	143,376	—	143,376
U.S. treasury bills	$49,993	$49,993	—	—	$49,993
The estimated fair value of the Company’s convertible senior notes as of September 30, 2009 is provided in accordance with ASC Subtopic 825-10, formerly known as Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments (as amended).” The Company’s convertible senior notes are not marked-to-market and are shown in the accompanying unaudited condensed balance sheet at their original issuance value net of amortized discount.
Level 3 assets consist of securities with an auction reset feature (“auction rate securities”), which are classified as available for sale securities and reflected at fair value. In February 2008, auctions began to fail for these securities and each auction for the majority of these securities since then has failed. As of September 30, 2009 the fair value of each of these securities is estimated utilizing a discounted cash flow analysis. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets:

	Auction Rate Securities
	Nine Months Ended
	September 30, 2009	September 30, 2008
	(In thousands)
Fair value at beginning of period	$39,622	$50,000
Redemptions	(5,450)	—
Transfer to Level 2	(100)	(5,000)
Change in valuation	4,338	(3,310)

Fair value at end of period	$38,410	$41,690

As a result of the decline in fair value of the Company’s auction rate securities, which the Company believes is temporary and attributes to liquidity rather than credit issues, the Company has recorded an unrealized loss of $1.0 million included in the accumulated other comprehensive income (loss) line of stockholders’ equity. All of the auction rate securities held by the Company at September 30, 2009, consist of securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Any future fluctuation in fair value related to the non-current marketable securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any decline in fair value is other than temporary, it will record a charge to earnings as appropriate.

Note 4. Marketable Securities
Marketable securities consist of securities that are classified as “available for sale”. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income. The weighted average maturity of the Company’s marketable securities as of September 30, 2009 was five months.
Available-for-sale marketable securities consisted of the following:

	September 30, 2009
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Agency bond investments:
Current	$387,436	$348	$(17)	$387,767

Total agency bond investments	$387,436	$348	(17)	$387,767

Corporate debt investments:
Current	82,095	3	(102)	81,996
Non-current	39,450	27	(1,067)	38,410

Total corporate investments	121,545	30	(1,169)	120,406

Total available-for-sale marketable securities	$508,981	$378	$1,186	$508,173

	December 31, 2008
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Agency bond investments:
Current	$132,319	$1,054	$(4)	$133,369

Total agency bond investments	132,319	1,054	(4)	133,369

Corporate debt investments:
Current	49,903	—	—	49,903
Non-current	45,000	—	(5,378)	39,622

Total corporate investments	94,903	—	(5,378)	89,525

Total available-for-sale marketable securities	$227,222	$1,054	$(5,382)	$222,894

The Company’s investment portfolio includes $39.6 million of AAA rated auction rate securities that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Due to the failures in the auction process, these securities are not currently liquid. Of the $39.6 million of par value auction rate securities, $0.1 million in securities were redeemed at par in October 2009. Therefore, the Company has classified a portion of the auction rate securities with a fair value of $0.1 million, based on the amount redeemed in October 2009, as current marketable securities and the remaining auction rate securities with an estimated fair value of $38.4 million, based on a discounted cash flow model, as non-current marketable securities on the accompanying unaudited condensed balance sheet at September 30, 2009. The Company has reduced the carrying value of the marketable securities classified as non-current by $1.0 million through accumulated other comprehensive income or loss instead of earnings because the Company has deemed the impairment of these securities to be temporary.
Note 5. Other Long-Term Assets

In December 2008 the Company entered into a development collaboration, option and license agreement with S*BIO Pte Ltd, or S*BIO. Under the terms of the agreement, in December 2008 the Company made a $25.0 million payment to S*BIO, of which the Company expensed an up-front payment of $20.7 million and recognized an equity investment of $4.3 million. As a result, the accompanying unaudited condensed balance sheet at September 30, 2009 includes $4.3 million for this long-term private equity investment in other long-term assets. The equity investment is accounted for using the cost method of accounting.
Note 6. Convertible Senior Notes due 2016
In August 2009, the Company issued, through an underwritten public offering, $230.0 million aggregate principal amount of 4.0% convertible senior notes due 2016 (the “2016 Notes”). The 2016 Notes will mature on August 15, 2016 unless earlier redeemed or repurchased by the Company or converted. The 2016 Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2010.
The 2016 Notes are general unsecured senior obligations of the Company and rank equally in right of payment with all of the Company’s future senior unsecured indebtedness, if any, and senior in right of payment to our future subordinated debt, if any.
The 2016 Notes will be convertible, under certain circumstances and during certain periods, at an initial conversion rate of 25.2207 shares of common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $39.65 per share of common stock. The conversion rate is subject to adjustment in certain circumstances. Upon conversion of a 2016 Note, the Company will deliver, at its election, shares of common stock, cash or a combination of cash and shares of common stock.
Upon the occurrence of certain fundamental changes involving the Company, holders of the 2016 Notes may require the Company to repurchase all or a portion of their 2016 Notes for cash at a price equal to 100% of the principal amount of the 2016 Notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
Beginning August 20, 2013, the Company may redeem all or part of the outstanding 2016 Notes, provided that the last reported sale price of the common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date the Company provides the notice of redemption to holders of the 2016 Notes exceeds 130% of the conversion price in effect on each such trading day. The redemption price will equal 100% of the principal amount of the 2016 Notes to be redeemed, plus all accrued and unpaid interest, plus a “make-whole premium” payment. The Company must make the make-whole premium payments on all 2016 Notes called for redemption prior to August 15, 2016, including the 2016 Notes converted after the date the Company delivered the notice of redemption.
The 2016 Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) Subtopic 470-20, formerly known as Financial Accounting Standards Board (“FASB”) Staff Position Accounting Principles Board 14-1. Under ASC Subtopic 470-20 issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument.
The following is a summary of the principal amount of the liability component of the 2016 Notes, its unamortized discount and its net carrying amount as of September 30, 2009:

	September 30, 2009
	(In thousands)
Long-term	Principal	Discount	Net Carrying Value
2016 Notes — 4.00%	$230,000	$88,441	$141,559

The effective interest rate used in determining the liability component of the 2016 was 12.5%. The application of ASC Subtopic 470-20 resulted in an initial recognition of $89.5 million as the debt discount with a corresponding increase to paid-in capital, the equity component, for the 2016 Notes. The debt discount and debt issuance costs are amortized as interest expense through August 2016. The cash interest expense for the three and nine months ended September 30, 2009 for the 2016 Notes was $1.2 million relating to the

4.0% stated coupon rate. The non-cash interest expense relating to the amortization of the debt discount for the 2016 Notes for the three and nine months ended September 30, 2009 was $1.0 million.
Note 7. Advance from Collaboration Partner
The Company received $40.0 million in development payments from Bayer pursuant to its collaboration agreement. These development payments contain no provision for interest and are repayable to Bayer from a portion of the Company’s share of collaboration profits after deducting certain contractually agreed upon expenditures. As of September 30, 2009, the entire amount of these development payments had been repaid to Bayer.
Note 8. Stock-Based Compensation
The Company accounts for stock-based compensation to employees and directors by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period. Total employee stock-based compensation expense was $5.0 million and $14.9 million for the three and nine months ended September 30, 2009, respectively, and $4.3 million and $13.8 million for the three and nine months ended September 30, 2008, respectively. The stock-based compensation expense for the nine months ended September 30, 2008 includes $2.0 million for the modifications of stock-based awards relating to two employees. The terms of the modifications included accelerated vesting and the extension of the vesting period for stock-based awards previously granted.
Valuation Assumptions
As of September 30, 2009 and 2008, the weighted average assumptions used in the Black-Scholes option-pricing model to estimate the fair value of stock-based awards for employee stock option awards and employee stock purchases made under the Employee Stock Purchase Plan were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock Option Plans:
Risk-free interest rate	2.51%	3.28%	1.89%	2.91%
Expected life	4.3 years	4.4 years	4.3 years	4.4 years
Expected volatility	58%	64%	65%	64%
Expected dividends	None	None	None	None
Weighted average option fair value	$15.41	$21.67	$15.34	$17.66

Stock Bonus Awards:
Expected life	3 years	—	3 years	3 years
Expected dividends	None	—	None	None
Weighted average fair value per share	$32.07	—	$29.05	$30.77

ESPP:
Risk-free interest rate	0.31%	2.19%	0.29%	2.69%
Expected life	6 months	6 months	6 months	6 months
Expected volatility	56%	55%	60%	59%
Expected dividends	None	None	None	None
Weighted average shares fair value	$8.16	$10.73	$9.16	$13.56

Note 9. Common Stock Offering
In August 2009, the Company sold 4,600,000 shares of its common stock at a price to the public of $30.50 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The Company received cash proceeds, net of underwriting discounts and commissions, of approximately $134.0 million from this public offering.
Note 10. Income Taxes
The Company calculates its quarterly income tax provision in accordance with ASC 740-270, Income Taxes, formerly known as FAS No. 109, “Accounting For Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not currently believe that realization of those assets is more likely than not.
For the quarter ended September 30, 2009, the Company calculated its income tax provision on a year-to-date basis instead of estimating its annual effective tax rate. Therefore, for the three and nine months ended September 30, 2009, the Company recorded a provision for income taxes of $589,000 and $878,000, respectively. For the three and nine months ended September 30, 2008, the Company recorded a provision for income taxes of $175,000 and $424,000, respectively. Based on the Company’s ability to fully offset federal taxable income with its net operating loss carry forwards, the Company’s estimated tax expense is principally related to federal alternative minimum tax and California state income tax.
There were no material changes to the Company’s unrecognized tax benefits for the nine months ended September 30, 2009, and the Company does not expect to have any significant changes to unrecognized tax benefits over the next twelve months. The tax years from 1993 and forward remain open to examination by the federal and state taxing authorities due to net operating loss and credit carryforward. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.
Note 11. Net Income per Share
Basic net income per share amounts for each period presented were computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted net income per share for each period presented was computed by dividing net income plus interest on dilutive convertible senior notes by the weighted-average number of shares of common stock outstanding during each period plus all additional common shares that would have been outstanding assuming dilutive potential common shares had been issued for dilutive convertible senior notes and other dilutive securities.
Dilutive potential common shares for dilutive convertible senior notes are calculated based on the “if-converted” method. Under the “if-converted” method, when computing the dilutive effect of convertible senior notes, the numerator is adjusted to add back the amount of interest and debt issuance costs recognized in the period and the denominator is adjusted to add back the amount of shares that would be issued if the entire obligation is settled in shares. As of September 30, 2009, the Company’s outstanding indebtedness consisted of its 4.0% convertible senior notes due 2016.
Dilutive potential common shares also include the dilutive effect of the common stock underlying in-the-money stock options and are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that the Company has not yet recognized when the option is exercised, are assumed to be used to repurchase shares in the current period. Dilutive potential common shares also reflect the dilutive effect of unvested restricted stock units.

The computations for basic and diluted net income per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Net income — basic	$8,233	$12,243	$21,672	$32,135
Add: interest and issuance costs related to convertible senior notes	—	—	—	—

Net income — diluted	$8,233	$12,243	$21,672	$32,135

Weighted average common shares outstanding — basic	60,248	56,197	58,201	55,755
Dilutive effect of convertible senior notes	—	—	—	—
Dilutive effect of options	376	997	310	1,018

Weighted average common shares outstanding and dilutive potential common shares — diluted	60,624	57,194	58,511	56,773

Net income per share:

Basic	$0.14	$0.22	$0.37	$0.58

Diluted	$0.14	$0.21	$0.37	$0.57

Under the “if-converted” method, 5.8 million potential common shares relating to the 2016 Notes were not included in diluted earnings per share for the three and nine months ended September 30, 2009 because their effect would be anti-dilutive. Diluted net income per share does not include the effect of 3.3 million and 3.9 million stock-based awards that were outstanding during the three and nine months ended September 30, 2009, respectively, and 1.6 million and 1.6 million stock-based awards outstanding during the three and nine months ended September 30, 2008, respectively, because their effect would have been anti-dilutive.
The table below sets the potential common shares related to convertible notes and equity plans and the interest expense related to the convertible notes not included in dilutive shares because their effect would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Potential common shares — 2016 Notes	5,801	—	5,801	—
Potential common shares — equity plans	3,312	1,614	3,897	1,636
2016 Notes interest and issuance expense not added back under the “if-converted” method	$(2,255)	$—	$(2,255)	$—
Note 12. Comprehensive Income
Comprehensive income is composed of net income and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net income and reported separately in stockholders’ equity. Comprehensive income and its components are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Net income — as reported	$8,233	$12,243	$21,672	$32,135
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	557	(2,125)	3,512	(3,564)

Comprehensive income	$8,790	$10,118	$25,184	$28,571

The activities in other comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Increase (decrease) in unrealized gain (loss) on available-for-sale securities	$557	$(2,125)	$3,512	$(4,047)
Reclassification adjustment for net gains on available-for-sale securities including in net income	—	—	—	483

Change in unrealized gain (loss) on available-for-sale securities	$557	$(2,125)	$3,512	$(3,564)

Note 13. Subsequent Events
On October 10, 2009, the Company entered into a definitive Agreement and Plan of Merger with Proteolix, Inc., Profiterole Acquisition Corp. and Shareholder Representative Services LLC (the “Merger Agreement”), The Merger Agreement provides that Profiterole Acquisition Corp. will merge with and into Proteolix (the “Merger”), with Proteolix surviving the Merger as a wholly-owned subsidiary of the Company. Proteolix is a privately held biopharmaceutical company focused on discovering and developing novel therapies that target the proteasome for the treatment of hematological malignancies and solid tumors. Proteolix’s lead compound, carfilzomib, is a proteasome inhibitor currently in multiple clinical trials, including an advanced Phase 2b clinical trial for patients with relapsed and refractory multiple myeloma.
Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of Proteolix capital stock will be converted into the right to receive the consideration described in the Merger Agreement. All Proteolix stock options outstanding at the Effective Time will fully vest and be cancelled and the holder of a cancelled option will be entitled to receive merger consideration for each share of Proteolix common stock subject to the option less the option exercise price, as described in the Merger Agreement.
Under the terms of the Merger Agreement, and assuming the Merger is consummated, the Company will make a $276.0 million cash payment upon closing of the transaction and up to $575.0 million in earn-out payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones. These additional payments include $40.0 million payable in 2010 based on the achievement of a development milestone and up to $535.0 million contingent upon the achievement of certain regulatory approvals for carfilzomib in the U.S. and Europe. Of the potential $535.0 million, a payment of $170.0 million is based upon the achievement of accelerated U.S. Food and Drug Administration approval. The transaction is expected to close in the fourth quarter of 2009, subject to the receipt of clearance under the Hart-Scott-Rodino Act and customary closing conditions.
The Company evaluated subsequent events from the date of the accompanying unaudited financial statement through November 3, 2009, the date the financial statements were issued and did not identify any other events.
Note 14. Related Party Transactions
At September 30, 2009, the Company had loans with two employees outstanding. One loan with $174,000 outstanding bears interest at 2.85% per annum and is payable in five annual payments beginning in 2009. The other loan with $151,000 outstanding bears interest at 0.72% per annum and is payable in a lump sum within eighteen months.

Note 15. Recent Accounting Pronouncements
In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R),” which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and has currently not been codified in the ASC. This statement will be effective for the Company in fiscal year 2010, and the Company is still assessing the potential impact of adoption, if any.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” codified to ASC Topic 805. ASC Topic 805 establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any non-controlling interests in the acquired target in a business combination. ASC Topic 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. ASC Topic 805 is effective on a prospective basis and will impact business combination transactions for which the acquisition date occurs after December 15, 2008. If the Merger closes, ASC Topic 805 will have a material impact on the Company’s consolidated financial position and results of operations.

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
Our first commercially available product, Nexavar® (sorafenib) tablets, being developed with our collaborator, Bayer HealthCare Pharmaceuticals, or Bayer, is approved by the United States Food and Drug Administration, or FDA, for the treatment of patients with advanced kidney cancer and liver cancer. Nexavar is a novel, orally available kinase inhibitor and is one of a new class of anticancer treatments that target both cancer cell proliferation and tumor growth through the inhibition of key signaling pathways. In December 2005, Nexavar became the first newly approved drug for patients with advanced kidney cancer in over a decade. In November 2007, Nexavar was approved as the first and is currently the only systemic therapy for the treatment of patients with liver cancer. Nexavar is now approved in more than 90 countries for the treatment of advanced kidney cancer and in more than 80 countries for the treatment of liver cancer. We and Bayer are also conducting clinical trials of Nexavar in several important cancer types in addition to advanced kidney cancer and liver cancer, including lung, breast, thyroid, ovarian and colon cancers.
We and Bayer are commercializing Nexavar, for the treatment of patients with advanced kidney cancer and liver cancer. Nexavar has been approved and is marketed for these indications in the United States and in the European Union, as well as other territories worldwide. In the United States, we co-promote Nexavar with Bayer. Outside of the United States, Bayer manages all commercialization activities. For the nine months ended September 30, 2009, worldwide net sales of Nexavar as recorded by Bayer were $608.3 million.
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
We and Bayer are developing and marketing Nexavar under our collaboration and co-promotion agreements. We fund 50% of the development costs for Nexavar worldwide, excluding Japan. With Bayer, we co-promote Nexavar in the United States and share equally in any profits or losses. Outside of the United States, excluding Japan, Bayer has exclusive marketing rights and we share profits equally. In Japan, Bayer funds all product development, and we receive a royalty on any sales. Our agreements with Bayer also provide that we receive creditable milestone-based payments totaling $40.0 million, all of which have been received. These payments were repayable by us to Bayer from a portion of our share of any quarterly collaboration profits and royalties after deducting certain contractually agreed upon expenditures. As of September 30, 2009, was all of these payments were paid back to Bayer based on the profitability of the collaboration thus far.
We have expanded our development pipeline through the acquisition of rights to development-stage novel anticancer agents. In November 2008, we entered into an agreement to license worldwide development and commercialization rights to ONX 0801, previously known as BGC 945, from BTG International Limited, or BTG, a London-based specialty pharmaceuticals company. ONX 0801 is in clinical development and is believed to work by combining two established approaches to improve outcomes for cancer patients, selectively targeting tumor cells through the alpha-folate receptor, which is overexpressed in a number of tumor types, and inhibiting thymidylate synthase, a key enzyme responsible for cell growth and division. In December 2008, we acquired options to license SB1518 (designated by Onyx as ONX 0803) and SB1578 (designated by Onyx as ONX 0805), which are both Janus Kinase 2, or JAK2, inhibitors, from S*BIO Pte Ltd, or S*BIO, a Singapore-based company. The activation of JAK2 stimulates blood cell production and the JAK2 pathway is known to play a critical role in the proliferation of certain types of cancer cells and in the anti-inflammatory pathway. ONX 0803 is in multiple Phase 1 studies and ONX 0805 is in preclinical development.
In October 2009, we entered into an Agreement and Plan of Merger with Proteolix, Inc., pursuant to which we expect to acquire Proteolix, Inc., a privately held biopharmaceutical company focused on discovering and developing novel therapies that target the proteasome for the treatment of hematological malignancies and solid tumors. Proteolix’s lead compound, carfilzomib, is a proteasome inhibitor currently in multiple clinical trials, including an advanced Phase 2b clinical trial for patients with relapsed and refractory multiple myeloma.
With the exception of the year ended December 31, 2008, we have incurred annual net losses since our inception. Our ability to achieve continued and sustainable profitability is uncertain and is dependent on a number of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the ability of Bayer’s distribution network to process and ship product on a timely basis, investments in sales and marketing efforts to support the sales of Nexavar, Bayer and our investments in the research and development of Nexavar, fluctuations in foreign exchange rates and expenditures we may incur to acquire or develop and commercialize additional products. Our operating results will likely fluctuate from quarter to quarter and from year to year, and are difficult to predict. Since inception, we have relied on public and private financings, combined with milestone payments from our collaborators, to fund our operations and may continue to do so in future periods. As of September 30, 2009, our accumulated deficit was approximately $449.0 million.
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
Critical Accounting Policies and the Use of Estimates
Critical accounting policies are those that require significant estimates, assumptions and judgments by management about matters that are inherently uncertain at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We consider certain accounting policies related to the fair value of marketable securities, stock-based compensation, revenue from collaboration agreement, research and development expenses and the use of estimates to be critical policies. Significant estimates used in 2009 included assumptions used in the determination of the fair value of marketable securities, stock-based compensation related to stock options granted, revenue from collaboration agreement, fair value of convertible senior notes and research and development expenses. Actual results could differ materially from these estimates.
Convertible Senior Notes
In August 2009, we issued, through an underwritten public offering, $230.0 million aggregate principal amount of 4.0% convertible senior notes due 2016 (the “2016 Notes”). The 2016 Notes are accounted for in accordance with Accounting Standards Codification (“ASC”) Subtopic 470-20, formerly known as Financial Accounting Standards Board (“FASB”) Staff Position Accounting Principles Board 14-1. Under ASC Subtopic 470-20 issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the 2016 Notes was computed by estimating the fair value of a similar liability issued at 12.5% effective interest rate, which is determined by considering the rate of return investors would require in our capital structure as well as taking into consideration effective interest rates derived by comparable companies. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and results in a corresponding increase to debt discount. Subsequently, the debt discount is amortized as interest expense through the maturity date of the 2016 Notes.
Other than as set forth herein, there have been no other material changes in our critical accounting policies, estimates and judgments during the three months ended September 30, 2009 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.
Results of Operations

Three and nine months ended September 30, 2009 and 2008
Revenue
Nexavar, our only marketed product, was approved in the United States in December 2005. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the three and nine months ended September 30, 2009 and 2008, we reported no product revenue. For the three and nine months ended September 30, 2009, Nexavar net sales recorded by Bayer were $229.2 million and $608.3 million, primarily in the United States and the European Union. This represents an increase of $48.3 million, or 27%, and $107.0 million, or 21%, over Nexavar net sales of $180.9 million and $501.3 million recorded by Bayer for the three and nine months ended September 30, 2008.
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
Revenue from collaboration agreement consists of our share of the pre-tax commercial profit generated from our collaboration with Bayer, reimbursement of our shared marketing costs related to Nexavar and royalty revenue. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. We record revenue from collaboration agreement on a quarterly basis. Revenue from collaboration agreement for the three and nine months ended September 30, 2009 and 2008 is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Nexavar product revenue, net (as recorded by Bayer)	$229,243	$180,887	$608,295	$501,303

Nexavar revenue subject to profit sharing (as recorded by Bayer)	$199,774	$168,141	$548,093	$476,584
Combined cost of goods sold, distribution, selling, general and administrative expenses	76,309	79,362	222,531	222,200

Combined collaboration commercial profit	$123,465	$88,779	$325,562	$254,384

Onyx’s share of collaboration commercial profit	$61,732	$44,390	$162,781	$127,192
Reimbursement of Onyx’s shared marketing expenses	5,342	5,484	16,079	15,771
Royalty revenue	2,063	892	4,214	1,730

Revenue from collaboration agreement	$69,137	$50,766	$183,074	$144,693

For the three months ended September 30, 2009 and 2008, revenue from collaboration agreement was $69.1 million and $50.8 million, respectively. For the nine months ended September 30, 2009 and 2008, revenue from collaboration agreement was $183.1 million and $144.7 million, respectively. The increase in revenue from collaboration agreement is primarily a result of increased net product revenue on sales of Nexavar as recorded by Bayer in countries around the world and royalty revenue. Additionally, revenue from collaboration agreement for the three months ended September 30, 2009 as compared to the same period in 2008 increased as a result of a decrease in shared marketing expenses.
Revenue from collaboration agreement increases with increased Nexavar net revenue, or decreases with decreased Nexavar net revenue, over and above the associated cost of goods sold, distribution, selling and general administrative expenses. Increases to the associated costs of goods sold, distribution, selling and general and administrative expenses decreases revenue from collaboration agreement and decreases to these costs will increase revenue from collaboration agreement. Additionally, prolonged or profound economic downturn may result in adverse changes to product reimbursement and pricing and sales levels, which would harm our operating results. We expect Nexavar sales and Bayer’s and our shared cost of goods sold, distribution, selling and general administrative expense to increase as Bayer continues to expand Nexavar marketing and sales activities outside of the United States.
Research and Development Expenses
Research and development expenses were $35.6 million for the three months ended September 30, 2009, a net increase of $13.8 million, or 64%, from $21.8 million in the same period in 2008. For the nine months ended September 30, 2009 research and development expenses were $92.5 million, a net increase of $28.6 million, or 45%, from $63.8 million in the same period in 2008. The increase is primarily due to planned increases in the development program for Nexavar across additional tumor types, such as thyroid, colorectal and adjuvant liver cancer, and Onyx’s costs to further develop ONX 0801, including a milestone payment of $7.0 million to BTG, partially offset by decreased spending for lung cancer trials. A significant portion of our research and development expenses, approximately 61% and 67% for the three and nine months ended September 30, 2009, respectively, and approximately 73% and 77% for the three and nine months ended September 30, 2008, respectively, relate to our cost sharing arrangement with Bayer and represent our share of the research and development costs incurred by Bayer for Nexavar. As a result of the cost sharing arrangement between us and Bayer for research and development costs, there was a net reimbursable amount of $17.7 million and $47.8 million due to Bayer for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2008 there was net reimbursable amount of $10.8 million and $36.8 million, respectively, due to Bayer as a result of the cost sharing arrangement. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. If we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment.
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
Together with Bayer, we have executed a broad-based global development strategy for Nexavar that implements simultaneous clinical programs currently designed to expand the number of approved indications of Nexavar and evaluate the use of Nexavar in new and/or novel combinations. Our global development plan includes Phase 3 investments in liver, kidney, thyroid and non-small cell lung cancers and Phase 2 investments in breast, ovarian and colorectal cancers. As of September 30, 2009, our share of the Nexavar development costs incurred to date under the collaboration was $474.7 million.
In connection with the Agreement and Plan of Merger to acquire Proteolix, Inc. we expect our research and development expenses to increase substantially in future periods, if consummated. The transaction is expected to close in the fourth quarter of 2009, subject to the receipt of clearance under the Hart-Scott-Rodino Act and customary closing conditions. Under the terms of the transaction, we will make a $276.0 million cash payment upon closing of the transaction. Additional payments include $40 million payable in 2010 based on the achievement of a development milestone and four additional payments of up to $535.0 million contingent upon obtaining regulatory approvals of carfilzomib in the U.S. and Europe.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $23.4 million for the three months ended September 30, 2009, a net increase of $4.1 million, or 21%, from $19.3 million in the same period in 2008. For the nine months ended September 30, 2009 selling, general and administrative expenses were $68.9 million, a net increase of $9.9 million, or 17%, from $59.0 million in the same period in 2008. This increase is primarily due to increased headcount and increased employee-related expenses to support Nexavar’s commercial growth, as well as increased headcount and legal and employee-related expenses to support our growth. The nine months ended September 30, 2008 included non-recurring employee related expenses consisting of $2.0 million for modifications of previously granted stock-based awards for two employees and $2.0 million for compensation, search fees and other expenses related to the transition of the chief executive officer. Selling, general and administrative expenses consist primarily of salaries, employee benefits, consulting, advertising and promotion expenses, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs. We expect our selling, general and administrative expenses to increase due to increases in marketing expenses related to Nexavar, increases in personnel and increases in transaction related costs.
Investment Income
Investment income consists of interest income and realized gains or losses from the sale of marketable equity investments. We had investment income of $1.0 million for the three months ended September 30, 2009, a decrease of $1.7 million, or 63%, from $2.8 million in the same period in 2008. For the nine months ended September 30, 2009, we recorded investment income of $3.1 million, a decrease of $7.6 million, or 71%, from $10.7 million in the same period in 2008. These decreases were primarily due to lower effective interest rates in the market as well as a change in the asset allocation of our investment portfolio.
Interest Expense
Interest expense of $2.3 million for the third quarter 2009 relates to the 4.0% convertible senior notes due 2016 issued in August 2009, and includes non-cash imputed interest expense of $1.0 million as a result of the application of Accounting Standards Codification (“ASC”) Subtopic 470-20, formerly known as FASB Staff Position Accounting Principles Board 14-1.
Liquidity and Capital Resources
With the exception of the profitability we achieved for the year ended December 31, 2008, we have incurred significant annual net losses since our inception, and we have relied primarily on public and private financing to fund our operations.
At September 30, 2009, we had cash, cash equivalents and current and non-current marketable securities of $843.1 million, compared to $458.0 million at December 31, 2008. The increase of $385.1 million was primarily attributable to net proceeds raised by our convertible senior notes and equity financings in August 2009. Our collaboration agreement with Bayer calls for creditable milestone-based payments. These amounts are interest-free and are repayable to Bayer from a portion of our profits and royalties. We received a total of $40.0 million of milestone payments from Bayer in connection with the approval of Nexavar. As of September 30, 2009, all of the development payments had been repaid to Bayer.
Our investment portfolio includes $39.6 million of AAA rated securities with an auction reset feature (“auction rate securities”) that are collateralized by student loans. In October 2009, $0.1 million in securities were redeemed at par and, accordingly, we classified them as current marketable securities in the accompanying unaudited balance sheet at September 30, 2009. Therefore, a remaining balance of $39.5 million of par value auction rate securities is currently outstanding in our investment portfolio. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the auction rate securities with a par value of $39.5 million as non-current marketable securities on the accompanying unaudited condensed balance sheet. We have determined the fair value to be $38.4 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $1.0 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. An increase in either of these assumptions could result in a $1.6 million decrease in value. Alternatively, a decrease in either of the assumptions could result in a $1.7 million increase in value.
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
If the planned acquisition of Proteolix, Inc. is completed, we anticipate significant cash outlays, including the initial merger consideration payment of $276.0 million and the contingent earn-out payment of $40.0 million expected to be paid out in 2010, which we plan to finance using existing cash. We also anticipate that we will incur cash outlays to conduct and support additional clinical trials both currently underway and planned for the development of carfilzomib and Proteolix’s other development candidates, as well as to support increased headcount. In addition, we may be obligated for up to $535.0 million of contingent earn-out payments upon the achievement of regulatory approvals for carfilzomib in the U.S. and Europe, payable in either cash or common stock, at our discretion.
While most of our anticipated development costs are unknown at the current time, we may need to raise additional capital to continue the funding of our product development programs and our development plans in future periods beyond 2010. We intend to seek any required additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. Under our policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, and investment grade government and non-government debt securities. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase or decrease by 100 basis points, or 1%, as of September 30, 2009, the fair value of our portfolio would decline or increase, respectively, by approximately $4.2 million. Additionally, a hypothetical increase or decrease of 1% in market interest rates during the three and nine months ended September 30, 2009 would have resulted in a $1.8 million or $4.1 million change in our investment income for the three and nine months ended September 30, 2009, respectively.
The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at:

	September 30, 2009			December 31, 2008
			Average			Average
		Fair Value	Interest		Fair Value	Interest
	Maturity	(In millions)	Rate	Maturity	(In millions)	Rate
Cash equivalents, fixed rate	0 — 3 months	$330.1	0.21%	0 — 3 months	$233.8	0.53%
Marketable securities, fixed rate	0 — 24 months	$508.2	0.50%	0 — 12 months	$222.9	0.87%
Liquidity Risk

Our investment portfolio includes $39.6 million of AAA rated auction rate securities collateralized by student loans. In October 2009, $0.1 million in securities were redeemed at par and, accordingly, we classified them as current marketable securities in the accompanying unaudited balance sheet at September 30, 2009. Therefore, a remaining balance of $39.5 million of par value auction rate securities is currently outstanding in our investment portfolio. Since February 2008, securities of this type have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the auction rate securities with a par value of $39.5 million as non-current marketable securities on the accompanying unaudited condensed balance sheet. We have determined the fair value to be $38.4 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $1.0 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary.
Foreign Currency Exchange Rate Risk
A majority of Nexavar sales are generated outside of the United States, and a significant percentage of Nexavar commercial and development expenses are incurred outside of the United States. Fluctuations in foreign currency exchange rates affect our operating results. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. dollars for presentation in our financial statements, as well as our net sales, cost of goods sold, and operating margins. The primary foreign currency in which we have exchange rate fluctuation exposure is the Euro. A hypothetical increase or decrease of 1% in exchange rates between the Euro and U.S. Dollar during the three and nine months ended September 30, 2009 would have resulted in a $0.2 million and $0.5 million change, respectively, in our net income for the three and nine months ended September 30, 2009 based on our expected exposure to the Euro. We utilize a Euro to U.S. Dollar exchange rate based on average exchange rates for the reporting period.
As we expand, we could be exposed to exchange rate fluctuation in other currencies. Exchange rates between foreign currencies and U.S. dollars have fluctuated significantly in recent years and may do so in the future. We did not hold any derivative instruments as of September 30, 2009, and we have not held derivative instruments in the past. However, our investment policy does allow us to use derivative financial instruments for the purposes of hedging foreign currency denominated obligations. Our cash flows are denominated in U.S. dollars.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Nexavar® (sorafenib) tablets is our only approved product. If Nexavar fails and we are unable to develop and commercialize alternative product candidates our business would fail.*
Nexavar is our only approved product. Last year we acquired rights to develop and commercialize ONX 0801 and options to license ONX 0803 and ONX 0805 in the United States, Canada and Europe. In addition, we recently agreed to acquire Proteolix, Inc. and, if that transaction obtains necessary approvals and closes, we will acquire rights to develop and commercialize several proteasome and immunoproteasome inhibitors, including carfilzomib, currently in Phase 2b clinical trials. However, ONX 0801, 0803 and 0805 and the Proteolix compounds are in early- to mid-stage development and we may be unable to successfully develop and commercialize these or other product candidates. If Nexavar ceases to be commercially successful and we are unable to develop and commercialize any other products, our business would fail.
There are several competing therapies approved and in development for the treatment of advanced kidney cancer. If Nexavar is unable to successfully compete against existing and future therapies in advanced kidney cancer, our business would be harmed.*
There are several competing therapies approved for the treatment of kidney cancer, including Sutent, a multi-kinase inhibitor marketed in the United States, the European Union and other countries by Pfizer; Torisel, an mTOR inhibitor marketed in the United States, the European Union and other countries by Wyeth; Avastin, an angiogenesis inhibitor approved for the treatment of advanced kidney cancer in the United States and the European Union and marketed by Genentech and Roche; Afinitor, an mTOR inhibitor marketed in the United States and the European Union by Novartis; and GlaxoSmithKline’s Votrient, a multi kinase inhibitor recently approved by the FDA. Nexavar’s market share in advanced kidney cancer has decreased following the introduction of these products into the market.
A demonstrated survival benefit is an important element in determining standard of care. While we did not demonstrate a statistically significant overall survival benefit for patients treated with Nexavar in our Phase 3 kidney cancer trial, we believe the outcome was impacted by the crossover of patients from placebo to Nexavar during the conduct of our pivotal clinical trial. Competitors with statistically significant overall survival data could be preferred in the marketplace, which could impair our ability to successfully market Nexavar. Furthermore, the use of any particular therapy may limit the use of a competing therapy with a similar mechanism of action. The FDA approval of Nexavar permits Nexavar to be used as an initial, or first-line, therapy and subsequent lines of therapy for the treatment of advanced kidney cancer, but some other approvals do not. For example, the European Union approval indicates Nexavar only for advanced kidney cancer patients that have failed prior cytokine therapy or whose physicians deem alternate therapies inappropriate.
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
In collaboration with Bayer, we are conducting multiple clinical trials of Nexavar. We are currently conducting a number of clinical trials of Nexavar alone or in combination with other anticancer agents in kidney, liver, non-small cell lung, breast, colorectal, ovarian, thyroid and other cancers including a number of Phase 3 clinical trials.
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
We are subject to a number of risks associated with our dependence on our collaborative relationship with Bayer, including:
•	adverse decisions by Bayer regarding the amount and timing of resource expenditures for the development and commercialization of Nexavar;

•	possible disagreements as to development plans, including clinical trials or regulatory approval strategy;

•	the right of Bayer to terminate the collaboration agreement with us on limited notice and for reasons outside our control;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•	the development or acquisition by Bayer of competing products. For example, Bayer has been developing fluoro-sorafenib (which Bayer sometimes refers to by its International Nonproprietary Name of regorafenib) and is expected to initiate Phase 3 clinical trials in kidney cancer in 2010. The ownership of this compound is being disputed by us through the lawsuit we filed against Bayer;

•	adverse regulatory or legal action against Bayer resulting from failure to meet healthcare industry compliance requirements in the promotion, sale, or federal and state reporting of Nexavar;

•	changes in key management personnel at Bayer that are members of the collaboration’s executive team; and

•	disagreements with Bayer regarding the collaboration agreement or ownership of proprietary rights.
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
We face intense competition and rapid technological change, and many of our competitors have substantially greater resources than we have.*
We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market Nexavar to compete with other products and therapies that currently exist or are being developed. If our acquisition of Proteolix closes and we acquire rights to carfilzomib and other proteasome inhibitors, we will be developing product candidates for the treatment of multiple myeloma and potentially for other diseases. Many other companies are actively seeking to develop products that have disease targets similar to those we are pursuing. Some of these competitive product candidates are in clinical trials and others are approved. In addition, following the expiration or invalidation of applicable patents, generic drug manufacturers may gain the ability to manufacture and sell generic versions of our competitors’ approved products, in which case our approved products would potentially compete with generic drug manufacturers. Competitors that target the same tumor types as our Nexavar program and that have commercial products or product candidates at various stages of clinical development include Pfizer, Roche, Wyeth, Novartis International AG, Amgen, AstraZeneca PLC, OSI Pharmaceuticals, Inc., GlaxoSmithKline, Eli Lilly and several others. A number of companies have agents such as small molecules or antibodies targeting Vascular Endothelial Growth Factor, or VEGF; VEGF receptors; Epidermal Growth Factor, or EGF; EGF receptors; and other enzymes. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for Nexavar. In multiple myeloma, carfilzomib, if approved, would compete directly with products marketed by Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited: Celgene Corporation; and potentially against agents currently in development for treatment of this disease by Merck & Co. Inc., Bristol-Meyers Squibb, Keryx Biopharmaceuticals, Inc., Nereus Pharmaceuticals and Cephalon, Inc.
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
Accordingly, our competitors may succeed in obtaining patent protection, receiving regulatory approval in the U.S. or other countries, or commercializing product candidates before we do. We will compete with companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience. In addition, we have not developed or marketed products for any hematological cancer, including multiple myeloma, and may be at a disadvantage to our competitors.
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
We anticipate that we will face increased competition in the future as new companies enter our markets and as scientific developments surrounding other cancer therapies continue to accelerate. We have made significant expenditures toward the development of Nexavar and the establishment of a commercialization infrastructure and expect to make significant expenditures toward the development of our other product candidates. If Nexavar or any other product we commercialize cannot compete effectively in the marketplace, we may be unable to realize sufficient revenue to offset our expenditures toward its development and commercialization, and our business will suffer.
If we are not successful at integrating the Proteolix organization with ours, we may not be able to operate efficiently or to realize any benefits from the acquisition.*
Achieving the anticipated benefits of the Proteolix acquisition will depend in part on the successful integration of Onyx’s and Proteolix’s technical and business operations and personnel in a timely and efficient manner. The integration process requires coordination of the personnel of both companies, involves the integration of systems, applications, policies, procedures, business processes and operations and is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:
•	consolidating research and development operations;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures;

•	preserving the research and development and other important relationships of the companies;

•	integrating and managing the technology of two companies;

•	using the combined company’s capital and other assets efficiently to develop the business of the combined company;

•	preserving relationships with third parties, such as clinical research organizations, contract manufacturing organizations, licensors and suppliers;

•	appropriately managing the liabilities of the combined company; and

•	difficulty managing new risks associated with Proteolix’s facilities, including environmental risks and compliance with laws regulating laboratories.
Should our acquisition of Proteolix close, we will directly manage research and preclinical development activities, and employ individuals in these functions from Proteolix with whom we have not previously worked. We have limited experience managing discovery research and pre-clinical activities, including operating research laboratories, and may be unsuccessful at doing so or at motivating and retaining key individuals responsible for these activities.
We cannot assure you that we will receive any benefits of this or any other merger or acquisition, or that any of the difficulties described above will not adversely affect the combined company. The integration process may be difficult and unpredictable because of possible conflicts and differing opinions on business, scientific and regulatory matters. If we cannot successfully integrate Proteolix’s technical and business operations and personnel, we may not realize the expected benefits of the acquisition.
The successful integration of Proteolix’s technical and business operations and personnel may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could result in delays in clinical trial and product development programs of the combined company and could otherwise harm our business, financial condition and operating results.
Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.*
Our operating results will likely fluctuate from quarter to quarter and from year to year, and are difficult to predict. Due to a highly competitive environment in kidney cancer and launches throughout the world, as well as potential changes in the treatment paradigm in liver cancer, Nexavar sales will be difficult to predict from period to period. Our operating expenses are highly dependent on expenses incurred by Bayer and are largely independent of Nexavar sales in any particular period. In addition, we expect to incur significant operating expenses associated with the development activities of ONX 0801 and carfilzomib, should the Proteolix acquisition close. If we exercise our option rights related to ONX 0803 and ONX 0805, we will be required to pay significant license fees and we also expect to incur significant operating expenses for development of ONX 0803 and ONX 0805. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the timing and level of investments in sales and marketing efforts to support the sales of Nexavar, the timing and level of investments in the research and development of Nexavar, the ability of Bayer’s distribution network to process and ship Nexavar on a timely basis, fluctuations in foreign currency exchange rates and expenditures we may incur to acquire or develop ONX 0801, carfilzomib and additional products.

In addition, we must measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, the magnitude of the expense that we must recognize may vary significantly. Any such variance from one period to the next could cause a significant fluctuation in our operating results.
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
Nexavar or future product candidates that we may develop may not gain market acceptance among physicians, patients, healthcare payors and/or the medical community or the market may not be as large as forecasted. One factor that may affect market acceptance of Nexavar or future products we may develop is the availability of third-party reimbursement. Our commercial success may depend, in part, on the availability of adequate reimbursement for patients from third-party healthcare payors, such as government and private health insurers and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and services, especially in global markets, and their reimbursement practices may affect the price levels for Nexavar or future products. In addition, the market for our products may be limited by third-party payors who establish lists of approved products and do not provide reimbursement for products not listed. If our products are not on the approved lists, our sales may suffer. Proposed omnibus healthcare reform or changes in government legislation or regulation, such as the Medicare Act in the United States, including Medicare Part D, or changes in private third-party payors’ policies towards reimbursement for our products may reduce reimbursement of our product costs and increase the amounts that patients have to pay themselves. Non-government organizations can influence the use of Nexavar and reimbursement decisions for Nexavar in the United States and elsewhere. For example, the National Comprehensive Cancer Network, or NCCN, a not-for-profit alliance of cancer centers, has issued guidelines for the use of Nexavar in the treatment of advanced kidney cancer and unresectable liver cancer. These guidelines may affect treating physicians’ use of Nexavar in treatment-naïve advanced kidney and liver cancer patients.
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

Unstable market and economic conditions may have serious adverse consequences on our business.*
Our general business strategy may be adversely affected by the recent economic downturn and volatile business environment and continued unpredictable and unstable market conditions. If the current equity and credit markets do not sustain improvement or begin to deteriorate again, it may make any necessary future debt or equity financing more difficult, more costly, and more dilutive. We believe we are well positioned with significant capital resources to meet our current working capital and capital expenditure requirements. However, a prolonged or profound economic downturn may result in adverse changes to product reimbursement and pricing and sales levels, which would harm our operating results, and may make any necessary future debt or equity financing more difficult, more costly, and more dilutive. Additionally, other challenges resulting from the current economic environment include increases in national unemployment impacting patients’ ability to access drugs, increases in uninsured or underinsured patients affecting their ability to afford pharmaceutical products, potential national healthcare reform’s impact on the pharmaceutical industry and increased U.S. free goods to patients. There is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by the Company. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans or plans to acquire additional technology. There is a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn, such that we would lose our status as a Well-Known Seasoned Issuer, which allows us to more rapidly and more cost-effectively raise funds in the public markets.
Our clinical trials could take longer to complete than we project or may not be completed at all.*
Although for planning purposes we project the commencement, continuation and completion of ongoing clinical trials, the actual timing of these events may be subject to significant delays relating to various causes, including actions by Bayer, scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, shortages of available drug supply, and should the Proteolix acquisition close, difficulties transitioning Proteolix’s clinical trials to our management and difficulties developing relationships with Proteolix’s development partners, including clinical research organizations, contract manufacturing organizations, key opinion leaders and clinical investigators. We may not complete clinical trials involving Nexavar or any of our other product candidates as projected or at all. We may not be able to commercialize carfilzomib or any other product candidate.
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
We are subject to extensive government regulation, which can be costly, time consuming and subject us to unanticipated delays. If we are unable to obtain or maintain regulatory approvals for our products, compounds or product candidates, we will not be able to market or further develop them.*
Drug candidates under development and approved for marketing are subject to extensive and rigorous domestic and foreign regulation, including the FDA’s requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. We have received regulatory approval for the use of Nexavar in the treatment of advanced kidney and liver cancer in the United States, in the European Union and a number of foreign markets, and we are developing Nexavar for several additional indications. Any compounds or product candidates that we may develop, including ONX 0801, carfilzomib, ONX 0803 and ONX 0805 cannot be marketed in the U.S. until they have been approved by the FDA, and then they can only be marketed for the indications and claims approved by the FDA.
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
For carfilzomib, should the Proteolix acquisition closes, we will be responsible for managing communications with regulatory agencies, including filing investigational new drug application, filing new drug application, submission of promotional materials and generally directing the regulatory processes. We have limited experience directing such activities and may not be successful with our planned development strategies, on the planned timelines, or at all. In addition, if the Proteolix acquisition closes, it will be necessary for us to transition key relationships from Proteolix to Onyx, including relationships with clinical investigators, regulatory agencies and key opinion leaders. We may experience delays and difficulties making such transitions.
Even if carfilzomib or any other product candidate is designated for “fast track” or “priority review” status or seeks approval under accelerated approval (Subpart H) regulations, such designation or approval pathway does not necessarily mean a faster development process or regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Accelerated development and approval procedures will only be available to us if the indications for which we are developing products remain unmet medical needs and if our clinical trial results support use of surrogate endpoints, respectively. Even if these accelerated development or approval mechanisms are available to us, depending on the results of clinical trials, we may elect to follow the more traditional approval processes for strategic and marketing reasons, since drugs approved under accelerated approval procedures are more likely to be subjected to post-approval requirements for Phase 4 clinical studies to provide confirmatory evidence that the drugs are safe and effective. If we fail to conduct any such required post-approval studies or if the studies fail to verify that any of our product candidates are safe and effective, our FDA approval could be revoked. It can be difficult, time-consuming and expensive to enroll patients in Phase 4 clinical trials because physicians and patients are less likely to participate in a clinical trial to receive a drug that is already commercially available. Drugs approved under accelerated approval procedures also require regulatory pre-approval of promotional materials which may delay or otherwise hinder commercialization efforts.

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
Some of our product candidates may be based on new technologies, which may affect our ability or the time we require to obtain necessary regulatory approvals. For example, carfilzomib, which we will acquire if our acquisition of Proteolix closes, is based on proteasome inhibition, which has not been extensively tested in humans. The regulatory requirements governing these types of products may be more rigorous than for conventional products. As a result, we may experience a longer development or regulatory process in connection with any products that we develop based on these new technologies or new therapeutic approaches.
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

ONX 0801and carfilzomib, should the Proteolix acquisition close, may not be developed successfully, which would adversely affect our prospects for future revenue growth and our stock price.*
ONX 0801 is in the pre-clinical stage of development and carfilzomib is in mid-stage clinical development. Successful development of these compounds is highly uncertain and depends on a number of factors, many of which are beyond our control. Compounds that appear promising in research or development, including Phase 2 clinical trials, may be delayed or fail to reach later stages of development or the market for a variety of reasons including:
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
We do not have the manufacturing expertise or capabilities for any current and future products and are dependent on others to fulfill our manufacturing needs, which could result in lost sales and the delay of clinical trials or regulatory approval.*
Under our collaboration agreement with Bayer, Bayer has the manufacturing responsibility to supply Nexavar for clinical trials and to support our commercial requirements. However, should Bayer give up its right to co-develop Nexavar, we would have to manufacture Nexavar, or contract with another third party to do so for us. Additionally, under our agreement with BTG we are responsible for all product development and commercialization activities of ONX 0801. Under our agreement with S*BIO, if we exercise our options and if S*BIO fails to supply us inventory through manufacturing, or other specified events occur, we have co-exclusive rights (with S*BIO) to make and have made ONX 0803 and ONX 0805 for use and sale in the United States, Canada and Europe. Should our acquisition of Proteolix close, we would have manufacturing responsibility for carfilzomib and Proteolix’s other product candidates.
We lack the resources, experience and capabilities to manufacture Nexavar, ONX 0801 and, if required, carfilzomib, ONX 0803 and ONX 0805 or any future product candidates on our own and would require substantial funds to establish these capabilities. Consequently, we are, and expect to remain, dependent on third parties to manufacture our product candidates and products. These parties may encounter difficulties in production scale-up, including problems involving production yields, control and quality assurance, regulatory status relating to our products or those of our clients or shortage of qualified personnel. These third parties may not perform as agreed or may not continue to manufacture our products for the time required by us to successfully market our products. These third parties may fail to deliver the required quantities of our products or product candidates on a timely basis and at commercially reasonable prices. Failure by these third parties could impair our ability to meet the market demand for Nexavar, and could delay our ongoing clinical trials and our applications for regulatory approval. If these third parties do not adequately perform, we may be forced to incur additional expenses to pay for the manufacture of products or to develop our own manufacturing capabilities.
We have a history of losses, and we may continue to incur losses.*
Although we achieved profitability for the year ended December 31, 2008, we incurred net losses for the years ended December 31, 2007 and 2006 of $34.2 million and $92.7 million, respectively. As of September 30, 2009, we had an accumulated deficit of approximately $449.0 million. We have incurred losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We may continue to incur operating losses as we expand our development and commercial activities for our products, compounds and product candidates.
We have made, and plan to continue to make, significant expenditures towards the development and commercialization of Nexavar. We may never realize sufficient product sales to offset these expenditures. In addition, we will require significant funds for the research and development, and if approved, commercialization of ONX 0801, carfilzomib and our other product candidates. Upon the attainment of specified milestones, we are required to make milestone payments to BTG. Similarly, if the acquisition of Proteolix closes, we will be required to make a payment of $276.0 million in cash due upon closing and up to $575.0 million in earn-out payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones. These payments will require significant funds. Exercising any of our option rights under our agreement with S*BIO will also cause us to incur additional operating expenses that would require significant funds. Our ability to achieve and maintain consistent profitability depends upon success by us and Bayer in marketing Nexavar in approved indications and the successful development and regulatory approvals of Nexavar in additional indications.
We incurred significant indebtedness through the sale of our 4.0% convertible senior notes due 2016, and we may incur additional indebtedness in the future. The indebtedness created by the sale of the notes and any future indebtedness we incur exposes us to risks that could adversely affect our business, financial condition and results of operations.
We incurred $230.0 million of senior indebtedness in August 2009 when we sold$230.0 million aggregate principal amount of 4.0% convertible senior notes due 2016, or the 2016 Notes. We may also incur additional long-term indebtedness or obtain additional working capital lines of credit to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:
•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business; and

•	placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.
We cannot assure you that we will continue to maintain sufficient cash reserves or that our business will continue to generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, or that our cash needs will not increase. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we fail to comply with the various requirements of the 2016 Notes, or any indebtedness which we may incur in the future, we would be in default, which would permit the holders of the 2016 Notes and such other indebtedness to accelerate the maturity of the notes and such other indebtedness and could cause defaults under the 2016 Notes and such other indebtedness. Any default under the notes or any indebtedness which we may incur in the future could have a material adverse effect on our business, results of operations and financial condition.
The conditional conversion features of the 2016 Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion features of the 2016 Notes are triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the applicable conversion rate, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2016 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2016 Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

If we lose our key employees or are unable to attract or retain qualified personnel, our business could suffer.*
The loss of the services of key employees, including key Proteolix employees, should our acquisition of Proteolix close, may have an adverse impact on our business unless or until we hire a suitably qualified replacement. We do not maintain key person life insurance on any of our officers, employees or consultants. Any of our key personnel could terminate their employment with us at any time and without notice. We depend on our continued ability to attract, retain and motivate highly qualified personnel. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. We are conducting research and development of product candidates other than Nexavar, and we will need to continue to hire individuals with the appropriate scientific skills. If we cannot hire these individuals in a timely fashion, we will be unable to engage in new product candidate discovery activities.
We may need additional funds, and our future access to capital is uncertain.*
We may need additional funds to conduct the costly and time-consuming activities related to the development and commercialization of Nexavar, ONX 0801, carfilzomib, should the Proteolix acquisition close, and, if we exercise our option rights, ONX 0803 and ONX 0805, including manufacturing, clinical trials and regulatory approval. Also, we may need funds to acquire rights to additional product candidates or acquire new or complementary businesses. Our future capital requirements will depend upon a number of factors, including:
•	revenue from our product sales;

•	global product development and commercialization activities;

•	the cost involved in enforcing patent claims against third parties and defending claims by third parties;

•	the costs associated with acquisitions or licenses of additional products;

•	the cost of acquiring new or complementary businesses;

•	competing technological and market developments;

•	repayment of our of milestone-based advances to Bayer, and

•	future fee and milestone payments to BTG, S*BIO and, if the acquisition of Proteolix closes, former stockholders of Proteolix.
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
We believe that our existing capital resources and interest thereon will be sufficient to fund our current development plans beyond 2010. However, if we change our development plans, acquire rights to or license additional products, or seek to acquire new or complementary businesses, we may need additional funds sooner than we expect. In addition, we anticipate that our expenses related to the development of ONX 0801, carfilzomib, should the Proteolix acquisition close, and our share of expenses under our collaboration with Bayer will increase over the next several years as we begin activities to develop ONX 0801 and carfilzomib and continue our share of funding for the Nexavar clinical development program and expansion of commercial activities for Nexavar throughout the world. While these costs are unknown at the current time, we may need to raise additional capital to continue the co-funding of the Nexavar program and to develop ONX 0801, carfilzomib and our other product candidates through and beyond 2010, and may be unable to do so.
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
We or Bayer may not be able to protect or enforce our or their intellectual property, which gives us or Bayer the power to exclude third parties from using Nexavar and products we may develop, or we may not be able to operate our business without infringing upon the intellectual property rights of others.*
We can protect our technology from unauthorized use by others only to the extent that our technology is covered by valid and enforceable patents or effectively maintained as trade secrets. As a result, we depend in part on our ability to:
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
In the case of Nexavar, the global patent applications related to this product candidate are held by Bayer, and are licensed to us in conjunction with our collaboration agreement with Bayer. Bayer has United States patents that cover Nexavar and pharmaceutical compositions of Nexavar, which we believe provide adequate patent protection until at least 2020. Based on a review of the public patent databases, Bayer also has a European patent that covers Nexavar, which will expire in 2020. Bayer has other patents/patent applications pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extensions, either in the U.S. or abroad, the entitlement to and the term of which cannot presently be calculated, in part because Bayer does not share with us information related to its Nexavar patent portfolio. We cannot be certain that these issued patents and future patents if they issue will provide adequate protection for Nexavar or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise. As of September 30, 2009, we owned or had licensed rights to 65 United States patents and 32 United States patent applications and, generally, the foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Warner-Lambert Company, now Pfizer, or Bayer, or aspects of our now discontinued virus program. Additionally, we have corresponding patents or patent applications pending or granted in certain foreign jurisdictions.
If we complete our planned acquisition of Proteolix, we will acquire patents and patent applications covering carfilzomib, which will expire in 2025 without patent term extension, as well as patents and patent applications covering other proteasome inhibitors and immunoproteasome inhibitors, which will begin expiring in 2026 and 2027, respectively. We will also obtain a royalty-bearing license to patents covering an excipient used in a carfilzomib formulation, for which patents expire in 2010. We cannot be certain that these issued and future patents, if they issue, will provide adequate protection for carfilzomib or any other proteasome inhibitor, or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise.
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
We may not have been the first to make the inventions covered by each of our issued or pending patent applications, or we may not have been the first to file patent applications for these inventions. Third party patents may cover the materials, methods of treatment or dosage related to our product, or compounds to be used in combination with our products; those third parties may make allegations of infringement. We cannot provide assurances that our products or activities, or those of our licensors, will not infringe patents or other intellectual property owned by third parties. Competitors may have independently developed technologies similar or complementary to ours, including compounds to be used in combination with our products. We may need to license the right to use third-party patents and intellectual property to develop and market our product candidates. We may not acquire required licenses on acceptable terms, if at all. If we do not obtain these required licenses, we may need to design around other parties’ patents, or we may not be able to proceed with the development, manufacture or, if approved, sale of our product candidates. We may face litigation to defend against claims of infringement, assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ proprietary rights. In addition, we may require interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions relating to our patent applications. These activities, especially patent litigation, are uncertain, making any outcome difficult to predict and costly and may be a substantial distraction for our management team.
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
Limited foreign intellectual property protection and compulsory licensing could limit our revenue opportunities.*
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. The requirements for patentability may differ in certain countries, particularly developing countries. We have recently become aware that a third party has filed an invalidity proceeding with the Chinese patent office to invalidate the patents that cover Nexavar. Unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug, such as Nexavar. The invalidity proceeding was heard in July, and the opinion of the Chinese patent office was unfavorable to Bayer. Bayer has appealled the decision, which appeal could take several years to resolve the matter. In addition, in India, Bayer is in the process of enforcing its Nexavar patents against a generics supplier, Cipla Limited. While we believe that the Nexavar patents are valid, we cannot predict the outcome of these proceedings. Some companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries, including certain countries in Europe and developing countries, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, Bayer, the owner of the Nexavar patent estate, may have limited remedies if the Nexavar patents are infringed or if Bayer is compelled to grant a license of Nexavar to a third party, which could materially diminish the value of those patents that cover Nexavar. If compulsory licenses were extended to include Nexavar, this could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patent and other intellectual property protection, which may make it difficult to stop infringement. Many countries limit the enforceability of patents against government agencies or government contractors. These factors could also negatively affect our revenue opportunities in those countries.
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
We may not be able to realize the potential financial or strategic benefits of future business acquisitions or strategic investments, which could hurt our ability to grow our business, develop new products or sell our products.*
In addition to our investment in S*BIO in December 2008 and our planned acquisition of Proteolix, we may enter into future acquisitions of, or investments in, businesses, in order to complement or expand our current business or enter into a new product area. Negotiations associated with an acquisition or strategic investment could divert management’s attention and other company resources. Any of the following risks associated with future acquisitions or investments could impair our ability to grow our business, develop new products, or sell Nexavar, and ultimately could have a negative impact on our growth or our financial results:
•	difficulty in combining the products, operations or workforce of any acquired business with our business;

•	difficulty in operating in a new or multiple new locations;

•	disruption of our ongoing businesses or the ongoing business of the company that we invest in or acquire;

•	difficulty in realizing the potential financial or strategic benefits of the transaction;

•	difficulty in maintaining uniform standards, controls, procedures and policies;

•	disruption of or delays in ongoing research, clinical trials and development efforts;

•	diversion of capital and other resources;

•	assumption of liabilities;

•	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;

•	difficulties in entering into new markets in which we have limited or no experience and where competitors in such markets have stronger positions; and

•	impairment of relationships with our or the acquired businesses’ employees and other third parties, such as clinical research organizations, contract manufacturing organizations, licensors, suppliers, or the loss of such relationships as a result of our acquisition or investment

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
Our stock price is volatile.*
Our stock price is volatile and is likely to continue to be volatile. In the period beginning January 1, 2006 and ending September 30, 2009, our stock price ranged from a high of $59.50 and a low of $10.44. A variety of factors may have a significant effect on our stock price, including:
•	fluctuations in our results of operations;

•	interim or final results of, or speculation about, clinical trials of Nexavar;

•	development progress of our early stage compounds;

•	decisions by regulatory agencies, or changes in regulatory requirements;

•	announcements by us regarding, or speculation about, our business development activities;

•	ability to accrue patients into clinical trials;

•	developments in our relationship with Bayer;

•	public concern as to the safety and efficacy of our product candidates;

•	changes in healthcare reimbursement policies;

•	announcements by us or our competitors of technological innovations or new commercial therapeutic products;

•	government regulation;

•	developments in patent or other proprietary rights or litigation brought against us;

•	sales by us of our common stock or debt securities;

•	foreign currency fluctuations, which would affect our share of collaboration profits or losses; and

•	general market conditions.
If our proposed acquisition of Proteolix closes, we will be required to make a payment of $276 million in cash upon closing and up to $575 million in earn-out payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones. Under certain circumstances, including if we fail to satisfy our regulatory approval-related diligence obligations, we may be required to make one or more earn-out payments even if the associated regulatory approvals are not received. We may, in our discretion, make any of the earn-out payments, except the first, that become payable to former holders of Proteolix preferred stock, in the form of cash, shares of Onyx common stock or a combination thereof. If we elect to issue shares of our common stock in lieu of making an earn-out payment in cash, this would have a dilutive effect on our common stock and could cause the trading price of our common stock to decline.
Existing stockholders have significant influence over us.
Our executive officers, directors and 5% stockholders own, in the aggregate, approximately 27% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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
Provisions in the indenture for the 2016 Notes may deter or prevent a business combination.
If a fundamental change occurs prior to the maturity date of the 2016 Notes, holders of the notes will have the right, at the option, to require us to repurchase all or a portion of their notes. In addition, if a fundamental change occurs prior to the maturity date of 2016 Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its notes in connection with such fundamental change. In addition, the indenture for the notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2016 Notes. These and other provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

2.1†*(1)	Agreement and Plan of Merger dated as of October 10, 2009 among Onyx Pharmaceuticals, Inc., Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC

3.1 (2)	Restated Certificate of Incorporation of the Company.

3.2 (3)	Amended and Restated Bylaws of the Company.

3.3 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (2)	Specimen Stock Certificate.

4.3(6)	Indenture dated as of August 12, 2009 between Onyx Pharmaceuticals, Inc. and Wells Fargo Bank, National Association

4.4(6)	First Supplemental Indenture dated as of August 12, 2009 between Onyx Pharmaceuticals, Inc. and Wells Fargo Bank, National Association

4.5(6)	Form of 4.00% Convertible Senior Note due 2016

10.29+	Executive Employment Agreement between the Company and Suzanne M. Shema, effective as of August 31, 2009.

31.1 (7)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (7)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (7)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

*	Certain schedules related to identified agreements and persons have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 6, 2009.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(3)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on December 5, 2008.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(6)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.

(7)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.
Date: November 3, 2009	By:	/s/ N. Anthony Coles
N. Anthony Coles
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2009	By:	/s/ Matthew K. Fust
Matthew K. Fust
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1†*(1)	Agreement and Plan of Merger dated as of October 10, 2009 among Onyx Pharmaceuticals, Inc., Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC

3.1 (2)	Restated Certificate of Incorporation of the Company.

3.2 (3)	Amended and Restated Bylaws of the Company.

3.3 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (2)	Specimen Stock Certificate.

4.3(6)	Indenture dated as of August 12, 2009 between Onyx Pharmaceuticals, Inc. and Wells Fargo Bank, National Association

4.4(6)	First Supplemental Indenture dated as of August 12, 2009 between Onyx Pharmaceuticals, Inc. and Wells Fargo Bank, National Association

4.5(6)	Form of 4.00% Convertible Senior Note due 2016

10.29+	Executive Employment Agreement between the Company and Suzanne M. Shema, effective as of August 31, 2009.

31.1 (7)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (7)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (7)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

*	Certain schedules related to identified agreements and persons have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 6, 2009.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 5, 2008.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(6)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.

(7)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.