Form 10-Q
period 2010-03-31
ONYX PHARMACEUTICALS INC
filed 2010-05-04
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of outstanding shares of the registrant’s common stock, $0.001 par value, was 62,635,755 as of April 30, 2010.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ONYX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$125,865	$107,668
Marketable securities, current	422,000	442,440
Restricted cash	27,603	27,600
Receivable from collaboration partner	44,385	51,418
Prepaid expenses and other current assets	11,430	9,597

Total current assets	631,283	638,723
Marketable securities, non-current	37,368	37,174
Property and equipment, net	6,898	7,473
Intangible assets — in-process research and development	438,800	438,800
Goodwill	193,675	193,675
Other assets	8,583	8,835

Total assets	$1,316,607	$1,324,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,264	$1,363
Accrued liabilities	9,000	11,852
Accrued clinical trials and related expenses	13,873	13,815
Accrued compensation	6,021	13,148
Liability for contingent consideration, current	40,000	40,000
Escrow account liability	27,603	27,600

Total current liabilities	97,761	107,778

Deferred rent and lease incentives	4,871	5,059
Convertible senior notes due 2016	145,826	143,669
Liability for contingent consideration, non-current	163,976	160,528
Deferred tax liability	157,090	157,090

Commitments and contingencies

Stockholders’ equity:
Common stock	62	62
Receivable from stock option exercises	(11)	(5)
Additional paid-in capital	1,215,069	1,207,010
Accumulated other comprehensive loss	(1,444)	(1,962)
Accumulated deficit	(466,593)	(454,549)

Total stockholders’ equity	747,083	750,556

Total liabilities and stockholders’ equity	$1,316,607	$1,324,680

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Revenue:
Revenue from collaboration agreement	$62,903	$53,717

Total operating revenue	62,903	53,717

Operating expenses:
Research and development	43,575	28,820
Selling, general and administrative	24,721	21,953
Contingent consideration	3,448	—

Total operating expenses	71,744	50,773

Income (loss) from operations	(8,841)	2,944
Investment income	789	1,121
Interest expense	(4,724)	—

Income (loss) before provision (benefit) for income taxes	(12,776)	4,065
Provision (benefit) for income taxes	(732)	—

Net income (loss)	$(12,044)	$4,065

Net income (loss) per share:
Basic	$(0.19)	$0.07

Diluted	$(0.19)	$0.07

Shares used in computing net income (loss) per share:
Basic	62,353	56,715

Diluted	62,353	57,197

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(12,044)	$4,065
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	634	385
Stock-based compensation	5,121	4,456

Amortization of convertible senior notes discount and debt issuance costs	2,313	—
Changes in fair value of liability for contingent consideration	3,448	—
Changes in operating assets and liabilities:
Receivable from collaboration partner	7,033	(1,748)
Restricted cash	(3)	—
Prepaid expenses and other current assets	(1,833)	654
Other assets	96	6
Accounts payable	(99)	1,100
Advance payable to collaboration partner	—	(6,130)
Accrued liabilities	(2,852)	980
Accrued clinical trials and related expenses	58	1,354
Accrued compensation	(7,127)	(2,575)
Escrow liability	3	—
Deferred rent and lease incentives	(188)	(73)

Net cash provided by (used in) operating activities	(5,440)	2,474

Cash flows from investing activities:
Purchases of marketable securities	(93,957)	(165,338)
Sales of marketable securities	24,331	20,068
Maturities of marketable securities	90,390	55,000
Capital expenditures	(59)	(40)

Net cash provided by (used in) investing activities	20,705	(90,310)

Cash flows from financing activities:
Purchases of treasury stock	(27)	(18)
Net proceeds from issuances of common stock	2,959	5,174

Net cash provided by financing activities	2,932	5,156

Net increase (decrease) in cash and cash equivalents	18,197	(82,680)
Cash and cash equivalents at beginning of period	107,668	235,152

Cash and cash equivalents at end of period	$125,865	$152,472

Supplemental cash flow data
Cash paid during the period for income taxes	$612	$—
Cash paid during the period for interest	$4,677	$—
See accompanying notes.

nexavar

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other future operating periods.
The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Onyx Pharmaceuticals, Inc. (the “Company” or “Onyx” and the references “we,” “us” and “our”) Annual Report on Form 10-K for the year ended December 31, 2009.
Note 2. Revenue from Collaboration Agreement
Nexavar is currently marketed and sold primarily in the United States, the European Union and other territories worldwide for the treatment of unresectable liver cancer and advanced kidney cancer. Nexavar also has regulatory applications pending in other territories internationally. The Company co-promotes Nexavar in the United States with Bayer HealthCare Pharmaceuticals, or Bayer, under collaboration and co-promotion agreements. In March 2006, the Company and Bayer entered into a co-promotion agreement to co-promote Nexavar in the United States. This agreement amends the collaboration agreement and supersedes the provisions of that agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the collaboration agreement continue to govern under which Bayer has exclusive marketing rights and the Company shares equally in the profits or losses, excluding Japan. In the United States, under the terms of the 2006 co-promotion agreement and consistent with the collaboration agreement, the Company and Bayer share equally in the profits or losses of Nexavar, if any, in the United States, subject only to the Company’s continued co-funding of the development costs of Nexavar worldwide, excluding Japan, and the Company’s continued co-promotion of Nexavar in the United States. The collaboration was created through a contractual arrangement, not through a joint venture or other legal entity.
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
Revenue from collaboration agreement was $62.9 million and $53.7 million for the three months ended March 31, 2010 and 2009, respectively, calculated as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Onyx’s share of collaboration commercial profit	$55,084	$47,547
Reimbursement of Onyx’s shared marketing expenses	5,824	5,393
Royalty revenue	1,995	777

Revenue from collaboration agreement	$62,903	$53,717

Note 3. Acquisition of Proteolix
In November 2009, the Company acquired Proteolix Inc., or Proteolix, a privately-held biopharmaceutical company located in South San Francisco, California. Proteolix focused primarily on the discovery and development of novel therapies that target the proteasome for the treatment of hematological malignancies, solid tumors and autoimmune disorders. Proteolix’s lead compound, carfilzomib, is a proteasome inhibitor currently in multiple clinical trials, including an advanced Phase 2b clinical trial for patients with relapsed and refractory multiple myeloma. This acquisition provided the Company with an opportunity to expand into the hematological malignancies market.
Under the Agreement and Plan of Merger, the aggregate consideration payable by the Company to former Proteolix stockholders at closing consisted of $276.0 million in cash, less $27.6 million that is temporarily held in an escrow account that would be released subject to terms described below under Escrow Account Liability. In addition, the Company paid $40.0 million in April 2010 related to a development milestone and may be required to pay up to an additional $535.0 million in earnout payments as outlined below under Liability for Contingent Consideration.
Goodwill
The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $193.7 million, which represents the goodwill amount resulting from the acquisition. None of the goodwill is expected to be deductible for income tax purposes. The Company tests goodwill for impairment on an annual basis or sooner, if deemed necessary. As of March 31, 2010, there were no changes in the recognized amount of goodwill resulting from the acquisition of Proteolix.
Liability for Contingent Consideration
In addition to the cash consideration paid to Proteolix, the Company may be required to pay up to an additional $575.0 million in earnout payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones. The first earnout payment of $40.0 million was paid in April 2010, 180 days after completion of enrollment in an ongoing pivotal Phase 2b clinical study involving relapsed and refractory multiple myeloma patients, known as the “003-A1” trial. The remaining $535.0 million of earnout payments will become payable in up to four additional installments, upon the achievement of regulatory approvals in the U.S. and Europe within pre-specified timeframes for carfilzomib as follows:
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
The range of the undiscounted amounts the Company could be required to pay for the remaining earnout payments is between zero and $535.0 million. The fair value of the liability for the contingent consideration recognized on the acquisition date was $199.0 million, of which $40.0 million related to the first milestone payment and was classified as a current liability and the remaining balance of $159.0 million was classified as a non-current liability in the Condensed Consolidated Balance Sheet. The Company determined the fair value of the liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. For the three months ended March 31, 2010, the recognized amount of the non-current liability for contingent consideration increased by $3.4 million, principally as result of the change in fair value from the passage of time.
Escrow Account Liability
Of the $276.0 million total cash consideration payable to former Proteolix stockholders, $27.6 million, or 10%, was placed in an escrow account to be held until December 31, 2010 to secure the indemnification rights of Onyx and other indemnitees with respect to certain matters, including breaches of representations, warranties and covenants of Proteolix. As a result of the first earnout payment of $40.0 million being paid in April 2010, an additional $4.0 million, or 10% of the earnout payment, was included in the escrow account. The escrow account is reported as restricted cash on the Company’s Condensed Consolidated Balance Sheets at December 31, 2009 and March 31, 2010.
Note 4. Fair Value Measurements
In accordance with Accounting Standards Codification (“ASC”) Subtopic 820-10 the Company measures certain assets and liabilities at fair value on a recurring basis using the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers include:
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
The Company’s fair value hierarchies for its financial assets and liabilities (cash equivalents, current and non-current marketable securities, convertible senior notes and current and non-current liabilities for contingent consideration), which require fair value measurement on a recurring basis are as follows:

	As of March 31, 2010
	(In thousands)
	As reflected on the
	unaudited balance
	sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,832	$19,832	$—	$—	$19,832
Corporate and financial institutions debt	155,530	—	155,530	—	155,530
Auction rate securities	37,418	—	50	37,368	37,418
U.S. government agencies	178,170	—	178,170	—	178,170
U.S. treasury bills	140,096	140,096	—	—	140,096

Total	$531,046	$159,928	$333,750	$37,368	$531,046

Liabilities:
Liability for contingent consideration, current and non-current	$203,976	$40,000	$—	$163,976	$203,976
Convertible senior notes due 2016 (face value $230,000)	145,826	—	249,113	—	249,113

	$349,802	$40,000	$249,113	$163,976	$453,089

	As of December 31, 2009
	(In thousands)
	As reflected on the
	unaudited balance
	sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$83,115	$83,115	$—	$—	$83,115
Corporate and financial institutions debt	110,644	—	110,644	—	110,644
Auction rate securities	37,274	—	100	37,174	37,274
U.S. government agencies	168,692	—	168,692	—	168,692
U.S. treasury bills	183,090	183,090	—	—	183,090

Total	$582,815	$266,205	$279,436	$37,174	$582,815

Liabilities:
Liability for contingent consideration, current and non-current	$200,528	$—	$—	$200,528	$200,528
Convertible senior notes due 2016 (face value $230,000)	143,669	—	242,098	—	242,098

	$344,197	$—	$242,098	$200,528	$442,626

The estimated fair value of the Company’s convertible senior notes as of March 31, 2010 is provided in accordance with ASC Subtopic 825-10. The Company’s convertible senior notes are not marked-to-market and are shown in the accompanying unaudited condensed balance sheet at their original issuance value net of amortized discount.
Level 2 assets consist of debt securities issued by corporate and financial institutions and U.S. government agencies. The fair value of these securities is estimated using a weighted average price based on market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources.
Level 3 assets consist of securities with an auction reset feature (“auction rate securities”), which are classified as available-for-sale securities and reflected at fair value. In February 2008, auctions began to fail for these securities and each auction for the majority of these securities since then has failed. As of March 31, 2010, the fair value of each of these securities is estimated utilizing a discounted cash flow analysis that is based on a specific term and liquidity assumptions. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets:

	Auction Rate Securities
	Three Months Ended March 31,
	2010	2009
	(In thousands)
Fair value at beginning of period	$37,174	$39,622
Redemptions	(200)	—
Transfer to Level 2	(50)	(5,000)
Change in valuation	444	1,834

Fair value at end of period	$37,368	$36,456

Transfers of auction rate securities from Level 3 to Level 2 are recognized when the Company becomes aware of actual redemptions of such securities. As a result of the decline in fair value of the Company’s auction rate securities, which the Company believes is temporary and attributes to liquidity rather than credit issues, the Company has recorded an unrealized loss of $1.6 million included in the accumulated other comprehensive income (loss) line of stockholders’ equity. All of the auction rate securities held by the Company at March 31, 2010, consist of securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Any future fluctuation in fair value related to the non-current marketable securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any decline in fair value is other than temporary, it will record a charge to earnings as appropriate.
Level 3 liabilities consist of the acquisition-related non-current liability for contingent consideration the Company recorded that represents the amounts payable to former Proteolix stockholders upon the achievement of specified regulatory approvals within pre-specified timeframes for carfilzomib. The fair value of this Level 3 liability is estimated using a probability-weighted discounted cash flow analysis. Subsequent changes in the fair value of this liability is recorded to the “contingent consideration” expense line item in the Condensed Consolidated Statements of Operations under operating expenses. For the three months ended March 31, 2010, the recognized amount of this non-current liability for contingent consideration increased by $3.4 million, principally as result of the change in fair value from the passage of time. The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities:

Liability for Contingent Consideration
March 31, 2010
(In thousands)
Fair value at beginning of period	$200,528
Transfers to Level 1	(40,000)
Change in valuation	3,448

Fair value at end of period	$163,976

Transfers of these liabilities between Levels are recognized when the Company becomes aware of changes in the circumstances causing the transfer. In April 2010, the Company paid $40.0 million related to a development milestone that is recorded as a current liability on the Company’s Condensed Consolidated Balance Sheets. As a result of the payment, $40.0 million was transferred from Level 3 to Level 1. Refer to Liability for Contingent Consideration in Note 3 for further details.
Note 5. Marketable Securities
Marketable securities consist of securities that are classified as “available for sale”. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings is determined using specific identification. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income. The weighted-average maturity of the Company’s marketable securities as of March 31, 2010 was five months.
Available-for-sale marketable securities consisted of the following:

	March 31, 2010
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Agency bond investments:
Current	$298,345	$85	$(63)	$298,367

Total agency bond investments	298,345	85	(63)	298,367

Corporate debt investments:
Current	123,518	162	(47)	123,633
Non-current	38,950	—	(1,582)	37,368

Total corporate investments	162,468	162	(1,629)	161,001

Total available-for-sale marketable securities	$460,813	$247	$(1,692)	$459,368

	December 31, 2009
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Agency bond investments:
Current	$349,254	$162	$(156)	$349,260

Total agency bond investments	349,254	162	(156)	349,260

Corporate debt investments:
Current	93,119	92	(31)	93,180
Non-current	39,200	—	(2,026)	37,174

Total corporate investments	132,319	92	(2,057)	130,354

Total available-for-sale marketable securities	$481,573	$254	$(2,213)	$479,614

The Company’s investment portfolio includes $39.0 million of AAA rated auction rate securities that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Due to the failures in the auction process, these securities are not currently liquid. Of the $39.0 million of par value auction rate securities, $0.1 million in securities were redeemed at par in April 2010. Therefore, the Company has classified a portion of the auction rate securities with a fair value of $0.1 million, based on the amount redeemed in April 2010, as current marketable securities and the remaining auction rate securities with an estimated fair value of $37.4 million, based on a discounted cash flow model, as non-current marketable securities on the accompanying unaudited condensed consolidated balance sheet at March 31, 2010. The Company has reduced the carrying value of the marketable securities classified as non-current by $1.6 million through accumulated other comprehensive income or loss instead of earnings because the Company has deemed the impairment of these securities to be temporary.
Note 6. Other Long-Term Assets
In December 2008, the Company entered into a development collaboration, option and license agreement with S*BIO Pte Ltd, or S*BIO. Under the terms of the agreement, in December 2008 the Company made a $25.0 million payment to S*BIO, of which the Company expensed an up-front payment of $20.7 million and recognized an equity investment of $4.3 million. As a result, the accompanying unaudited Condensed Consolidated Balance Sheet at March 31, 2010 includes $4.3 million for this long-term private equity investment in other long-term assets. This equity investment is accounted for using the cost method of accounting. The Company’s carrying value of this asset was not impaired as there were no adverse events or changes in circumstances identified by the Company that would impact the fair value of this investment.
In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 167, or SFAS 167, “Amendments to FASB Interpretation No. 46(R),” which amends the consolidation guidance applicable to variable interest entities. This statement was effective for the Company as January 1, 2010 and has currently not been codified in the ASC. The adoption of SFAS 167 did not have any significant impact on the Company’s financial statements.

Note 7. Convertible Senior Notes due 2016
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
The 2016 Notes are accounted for in accordance with ASC Subtopic 470-20. Under ASC Subtopic 470-20 issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument.
The following is a summary of the principal amount of the liability component of the 2016 Notes, its unamortized discount and its net carrying amount as of March 31, 2010:

	March 31, 2010
Long-term	Principal	Discount	Net Carrying Value
	(In thousands)
2016 Notes — 4.00%	$230,000	$(84,174)	$145,826
The effective interest rate used in determining the liability component of the 2016 was 12.5%. The application of ASC Subtopic 470-20 resulted in an initial recognition of $89.5 million as the debt discount with a corresponding increase to paid-in capital, the equity component, for the 2016 Notes. The debt discount and debt issuance costs are amortized as interest expense through August 2016. The cash interest expense for the three months ended March 31, 2010 for the 2016 Notes was $2.3 million relating to the 4.0% stated coupon rate. The non-cash interest expense relating to the amortization of the debt discount for the 2016 Notes for the three months ended March 31, 2010 was $2.2 million.

Note 8. Stock-Based Compensation
The Company accounts for stock-based compensation to employees and directors by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period. Total employee stock-based compensation expense was $4.9 million and $4.0 million for the three months ended March 31, 2010 and 2009, respectively.
Valuation Assumptions
As of March 31, 2010 and 2009, the weighted-average assumptions used in the Black-Scholes option-pricing model to estimate the fair value of stock-based awards for employee stock option awards and employee stock purchases made under the Employee Stock Purchase Plan were as follows:

	Three Months Ended
	March 31,
	2010	2009
Stock Options:
Risk-free interest rate	2.38%	1.78%
Expected life	4.4 years	4.3 years
Expected volatility	54%	66%
Expected dividends	None	None
Weighted-average option fair value	$13.82	$15.73

Stock Awards:
Expected life	3 years	3 years
Expected dividends	None	None
Weighted-average fair value per share	$30.14	$29.00

ESPP:
Risk-free interest rate	0.05%	0.26%
Expected life	6 months	6 months
Expected volatility	47%	66%
Expected dividends	None	None
Weighted-average shares fair value	$7.67	$10.42
Note 9. Income Taxes
The Company calculates its quarterly income tax provision in accordance with ASC 740-270, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has established and continues to maintain a full valuation allowance against its deferred tax assets as the Company does not currently believe that realization of those assets is more likely than not.
For the quarter ended March 31, 2010, the Company recorded an income tax benefit of $732,000. The Company’s income tax benefit is principally related to its election to carryback net operating losses under the recently enacted Worker, Homeownership and Business Association Act of 2009. The election enabled the Company to eliminate all federal Alternative Minimum Taxes (AMT) recorded  in 2009.
There were no material changes to the Company’s unrecognized tax benefits for the three months ended March 31, 2010, and the Company does not expect to have any significant changes to unrecognized tax benefits over the next twelve months. The tax years from 1993 and forward remain open to examination by the federal and state taxing authorities due to net operating loss and credit carryforward. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

Note 10. Net Income (Loss) per Share
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
Dilutive potential common shares for dilutive convertible senior notes are calculated based on the “if-converted” method. Under the “if-converted” method, when computing the dilutive effect of convertible senior notes, the numerator is adjusted to add back the amount of interest and debt issuance costs recognized in the period and the denominator is adjusted to add back the amount of shares that would be issued if the entire obligation is settled in shares. As of March 31, 2010, the Company’s outstanding indebtedness consisted of its 4.0% convertible senior notes due 2016.
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
The computations for basic and diluted net income (loss) per share were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss) — basic	$(12,044)	$4,065
Add: interest and issuance costs related to convertible senior notes	—	—

Net income (loss) — diluted	$(12,044)	$4,065

Denominator:
Weighted average common shares outstanding — basic	62,353	56,715
Dilutive effect of convertible senior notes	—	—
Dilutive effect of options	—	482

Weighted-average common shares outstanding and dilutive potential common shares — diluted	62,353	57,197

Net income (loss) per share:
Basic	$(0.19)	$0.07

Diluted	$(0.19)	$0.07

Under the “if-converted” method, 5.8 million potential common shares relating to the 2016 Notes were not included in diluted net income (loss) per share for the three months ended March 31, 2010 because their effect would be anti-dilutive. Diluted net income (loss) per share does not include the effect of 3.9 million and 3.4 million stock-based awards that were outstanding during the three months ended March 31, 2010 and 2009, respectively, because their effect would have been anti-dilutive.
The table below sets the potential common shares related to convertible notes and equity plans and the interest expense related to the convertible notes not included in dilutive shares because their effect would be anti-dilutive.

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Potential common shares — 2016 Notes	5,801	—
Potential common shares — equity plans	3,893	3,447
2016 Notes interest and issuance expense not added back under the “if-converted” method	$4,613	$—
Note 11. Comprehensive Income (Loss)
Comprehensive income (loss) is composed of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net income and reported separately in stockholders’ equity. Comprehensive income and its components are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net income (loss) — as reported	$(12,044)	$4,065
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	518	1,473

Comprehensive income (loss)	$(11,526)	$5,538

The activities in other comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Increase (decrease) in unrealized gain (loss) on available-for-sale securities	$518	$1,473
Reclassification adjustment for net gains on available-for-sale securities included in net income	—	—

Change in unrealized gain (loss) on available-for-sale securities	$518	$1,473

Note 12. Related Party Transactions
The Company’s related parties consist of its directors and officers. Transactions with officers and directors include notes receivable as described below.
At March 31, 2010, the Company had a loan with a non-executive employee of which $151,000 was outstanding. The loan bears interest at 0.72% per annum and is payable in a lump sum within eighteen months from the date of the loan.
Note 13. Recent Accounting Pronouncements
In October 2009, the FASB issued new standards for revenue recognition for agreements with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards will be effective for the Company beginning in the first quarter of 2011 with early adoption permitted, and the Company is still assessing the potential impact of adoption, if any.
In April 2010, the FASB issued Accounting Standard Update No. 2010-17 Milestone Method of Revenue Recognition, or ASU 2010-17, to (1) limit the scope of this ASU to research or development arrangements and (2) require that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU will be effective for periods beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The Company is still assessing the potential impact of adoption, if any.
Note 14. Subsequent Events
In May 2010, S*BIO and the Company announced the expansion of its development collaboration and option and license commercialization agreement for S*BIO’s novel JAK2 inhibitors, ONX 0803 and ONX 0805. The expanded agreement builds upon the development and commercialization collaboration between the two companies announced in January 2009. The Company agreed to provide an additional $20.0 million in funding to broaden and accelerate the existing development program for both compounds. S*BIO agreed to continue to perform the clinical development of ONX0803 and preclinical through clinical development of ONX 0805.

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
Our first commercially available product, Nexavar® (sorafenib) tablets, being developed with our collaborator, Bayer HealthCare Pharmaceuticals, or Bayer, is approved by the United States Food and Drug Administration, or FDA, for the treatment of patients with unresectable liver cancer and advanced kidney cancer. Nexavar is a novel, orally available kinase inhibitor and is one of a new class of anticancer treatments that target both cancer cell proliferation and tumor growth through the inhibition of key signaling pathways. In December 2005, Nexavar became the first newly approved drug for patients with advanced kidney cancer in over a decade. In November 2007, Nexavar was approved as the first and is currently the only systemic therapy for the treatment of patients with unresectable liver cancer. Nexavar is now approved in more than 90 countries for the treatment of unresectable liver cancer and advanced kidney cancer. We and Bayer are also conducting clinical trials of Nexavar in several important cancer types in addition to advanced kidney cancer and unresectable liver cancer, including lung, breast, thyroid, ovarian and colon cancers.
We and Bayer are commercializing Nexavar, for the treatment of patients with unresectable liver cancer and advanced kidney cancer. Nexavar has been approved and is marketed for these indications in the United States and in the European Union, as well as other territories worldwide. In the United States, we co-promote Nexavar with Bayer. Outside of the United States, Bayer manages all commercialization activities. For the three months ended March 31, 2010, worldwide net sales of Nexavar as recorded by Bayer were $214.4 million.
In collaboration with Bayer, we initially focused on demonstrating Nexavar’s ability to benefit patients suffering from a cancer for which there were no or few established therapies. With the approval of Nexavar for the treatment of unresectable liver cancer and advanced kidney cancer, the two companies have established the Nexavar brand and created a global commercial oncology presence. In order to benefit as many patients as possible, we and Bayer are also investigating the administration of Nexavar with previously approved and investigational anticancer therapies in many common cancers, with the objective of enhancing the anti-tumor activity of existing therapies through combination with Nexavar.
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
In November 2009, we made a significant move towards achieving our goal in becoming a multi-product portfolio company by acquiring Proteolix, Inc., or Proteolix, a privately-held biopharmaceutical company located in South San Francisco, California. Proteolix focused primarily on the discovery and development of novel therapies that target the proteasome for the treatment of hematological malignancies, solid tumors and autoimmune disorders. This acquisition, which included carfilzomib, has provided us with an opportunity to expand into the hematological malignancies market. The aggregate cash consideration to former Proteolix stockholders at closing was $276.0 million with another $40.0 million paid in April 2010 upon achievement of a pre-specified milestone. In addition, we may be required to pay up to an additional $535.0 million in earnout payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones.

We have also expanded our development pipeline through the acquisition of rights to development-stage novel anticancer agents. In November 2008, we entered into an agreement to license worldwide development and commercialization rights to ONX 0801, previously known as BGC 945, from BTG International Limited, or BTG, a London-based specialty pharmaceuticals company. ONX 0801 is in clinical development and is believed to work by combining two established approaches to improve outcomes for cancer patients, selectively targeting tumor cells through the alpha-folate receptor, which is overexpressed in a number of tumor types, and inhibiting thymidylate synthase, a key enzyme responsible for cell growth and division. In December 2008, we acquired options to license SB1518 (designated by Onyx as ONX 0803) and SB1578 (designated by Onyx as ONX 0805), which are both Janus Kinase 2, or JAK2, inhibitors, from S*BIO Pte Ltd, or S*BIO, a Singapore-based company. The activation of JAK2 stimulates blood cell production and the JAK2 pathway is known to play a critical role in the proliferation of certain types of cancer cells and in the anti-inflammatory pathway. ONX 0803 is in multiple Phase 1 studies and ONX 0805 is in preclinical development.
For the three months ended March 31, 2010, we reported a net loss of $12.0 million. With the exception of the years ended December 31, 2009 and 2008, we have incurred annual net losses since our inception. Our ability to achieve continued and sustainable profitability is uncertain and is dependent on a number of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the ability of Bayer’s distribution network to process and ship product on a timely basis, investments in sales and marketing efforts to support the sales of Nexavar, Bayer and our investments in the research and development of Nexavar, fluctuations in foreign exchange rates and expenditures we may incur to acquire or develop and commercialize additional products. Our operating results will likely fluctuate from quarter to quarter and from year to year, and are difficult to predict. Since inception, we have relied on public and private financings, combined with milestone payments from our collaborators, to fund our operations and may continue to do so in future periods. As of March 31, 2010, our accumulated deficit was approximately $466.6 million.
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
Critical Accounting Policies and the Use of Estimates
Critical accounting policies are those that require significant estimates, assumptions and judgments by management about matters that are inherently uncertain at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Significant estimates used in 2010 included assumptions used in the determination of the fair value of marketable securities, revenue from collaboration agreement, the effect of business combinations, fair value measurements of tangible and intangible assets and liabilities, goodwill and other intangible assets, fair value of convertible senior notes, research and development expenses, stock-based compensation related to stock options granted and provision for income taxes. Actual results could differ materially from these estimates. There were no changes to our critical accounting policies since we filed our 2009 Annual Report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission, or SEC. For a description of our critical accounting policies, please refer to our 2009 Annual Report.
Results of Operations
Three months ended March 31, 2010 and 2009
Revenue
Nexavar, our only marketed product, was approved in the United States in December 2005. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the three months ended March 31, 2010 and 2009, we reported no product revenue. For the three months ended March 31, 2010, Nexavar net sales recorded by Bayer were $214.4 million, primarily in the United States, the European Union and other territories worldwide and includes the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act. This represents an increase of $36.3 million, or 20%, over Nexavar net sales of $178.1 million recorded by Bayer for the three months ended March 31, 2009.

Revenue from Collaboration Agreement
Nexavar is currently marketed and sold in the United States, most countries in the European Union and other territories worldwide. We co-promote Nexavar in the United States with Bayer under collaboration and co-promotion agreements. Under the terms of the co-promotion agreement and consistent with the collaboration agreement, we and Bayer share equally in the profits or losses of Nexavar worldwide, excluding Japan. In the United States, we contribute half of the overall number of sales force personnel required to market and promote Nexavar and half of the medical science liaisons to support Nexavar. We and Bayer each bear our own sales force and medical science liaison expenses. These expenses are not included in the calculation of the profits or losses of the collaboration.
Revenue from collaboration agreement consists of our share of the pre-tax commercial profit generated from our collaboration with Bayer, reimbursement of our shared marketing costs related to Nexavar and royalty revenue. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. We record revenue from collaboration agreement on a quarterly basis. Revenue from collaboration agreement for the three months ended March 31, 2010 and 2009 is calculated as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Nexavar product revenue, net (as recorded by Bayer)	$214,361	$178,069

Nexavar revenue subject to profit sharing (as recorded by Bayer)	$185,867	$166,974
Combined cost of goods sold, distribution, selling, general and administrative expenses	75,698	71,879

Combined collaboration commercial profit	$110,169	$95,095

Onyx’s share of collaboration commercial profit	$55,084	$47,547
Reimbursement of Onyx’s shared marketing expenses	5,824	5,393
Royalty revenue	1,995	777

Revenue from collaboration agreement	$62,903	$53,717

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
Research and Development Expenses
Research and development expenses, as compared to the same period of the prior year were as follows:

	For the Three Months Ending		Change
	March 31,		2010 vs 2009
	2010	2009	$	%
	(In thousands, except percentages)
Research and development	$43,575	$28,820	$14,755	51%
For the three months ended March 31, 2010, research and development expenses include costs to develop our product candidates and our share of the research and development costs incurred for Nexavar by Bayer and us under our cost sharing arrangement. The increase in research and development expenses is primarily due to planned increases to further develop carfilzomib as result of our acquisition of Proteolix in November 2009. Research and development expenses related to Nexavar remained consistent for the periods presented. Our share of the research and development costs incurred for Nexavar include 87% and 79% of the costs incurred by Bayer for Nexavar for the three months ended March 31, 2010 and 2009, respectively.

As a result of the cost sharing arrangement between us and Bayer for research and development costs, there was a net reimbursable amount of $18.5 million and $16.2 million due to Bayer for the three months ended March 31, 2010 and 2009, respectively. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. If we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment. As of March 31, 2010, our share of the Nexavar development costs incurred to date under the collaboration was $518.5 million.
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
We expect research and development expenses to increase in future periods as we and Bayer continue to expand our global development strategy for Nexavar that implements simultaneous clinical programs currently designed to expand the number of approved indications of Nexavar and evaluate the use of Nexavar in new and/or novel combinations. Our global development plan includes Phase 3 investments in liver, kidney, thyroid and non-small cell lung cancers and Phase 2 investments in breast, ovarian and colorectal cancers. investment in the development of Nexavar by conducting clinical trials to test Nexavar’s efficacy in other potential indications in future periods. As a result of our acquisition of Proteolix, we also expect our research and development expenses to increase substantially in future periods, primarily, as a result of costs incurred to develop our product candidate carfilzomib. We also expect our research and development activities to include developing ONX 0801 and our other product candidates. In addition, we expect our research and development expenses to increase if we exercise our options to license the rights to ONX 0803 and/or ONX 0805. S*BIO will retain responsibility for all development costs prior to the option exercise. After the exercise of our option to license rights to either compound, we are required to assume development costs for the U.S., Canada and Europe subject to S*BIO’s option to fund a portion of the development costs in return for enhanced royalties on any future product sales. Upon the exercise of our option of either compound, S*BIO is entitled to receive a one-time fee, milestone payments upon achievement of certain development and sales levels and royalties on any future product sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, as compared to the same period of the prior year were as follows:

	For the Three Months Ending		Change
	March 31,		2010 vs 2009
	2010	2009	$	%
	(In thousands, except percentages)
Selling, general and administrative	$24,721	$21,953	$2,768	13%
The increase in selling, general and administrative expenses is primarily due to headcount-related expenses resulting from the integration of Proteolix and increased legal fees. Selling, general and administrative expenses consist primarily of salaries, employee benefits, consulting, advertising and promotion expenses, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs. We expect our selling, general and administrative expenses to increase due to increases in marketing expenses related to Nexavar and increases in personnel.
Contingent Consideration Expense
Contingent consideration expense, as compared to the same period of the prior year was as follows:

	For the Three Months Ending		Change
	March 31,		2010 vs 2009
	2010	2009	$	%
	(In thousands, except percentages)
Contingent consideration	$3,448	$—	$3,448	0%
The increase in contingent consideration expense is principally due to the change in fair value from the passage of time in the recognized amount of the non-current liability for contingent consideration that resulted from the acquisition of Proteolix in November 2009.
As a result of the acquisition of Proteolix, we made a payment of $40.0 million in April 2010 and may be required to pay up to an additional $535.0 million in four earnout payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones. We recorded a non-current liability for this contingent consideration for the four earnout payments with a fair value of $164.0 million at March 31, 2010 based upon a discounted cash flow model that uses significant estimates and assumptions. Any changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations.

Investment Income
Investment income consists of interest income and realized gains or losses from the sale of marketable equity investments. We had investment income of $0.8 million for the three months ended March 31, 2010, a decrease of $0.3 million, or 27%, from $1.1 million in the same period in 2009. These decreases were primarily due to lower effective interest rates in the market.
Interest Expense
Interest expense of $4.7 million for the first quarter 2010 primarily relates to the 4.0% convertible senior notes due 2016 issued in August 2009, and includes non-cash imputed interest expense of $2.2 million as a result of the application of ASC Subtopic 470-20.
Liquidity and Capital Resources
With the exception of the profitability we achieved for the years ended December 31, 2009 and 2008, we have incurred significant annual net losses since our inception, and we have relied primarily on public and private financing to fund our operations.
At March 31, 2010, we had cash, cash equivalents and current and non-current marketable securities of $585.2 million, compared to $587.3 million at December 31, 2009. The decrease of $2.1 million was primarily attributable to net cash used in operations.
Our investment portfolio includes $39.0 million of AAA rated securities with an auction reset feature (“auction rate securities”) that are collateralized by student loans. In April 2010, $0.1 million in securities were redeemed at par and, accordingly, we classified them as current marketable securities in the accompanying unaudited condensed consolidated balance sheet at March 31, 2010. Therefore, the remaining balance of auction rate securities is currently outstanding in our investment portfolio. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the remaining balance of auction rate securities as non-current marketable securities in the accompanying unaudited Condensed Consolidated Balance Sheet. We have determined the fair value to be $37.4 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $1.6 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. An increase in either of these assumptions could result in a $1.6 million decrease in value. Alternatively, a decrease in either of the assumptions could result in a $1.6 million increase in value.
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
With the acquisition of Proteolix in November 2009, we anticipate significant cash outlays, including a contingent earn-out payment of $40.0 million paid in April 2010. We also anticipate that we will incur cash outlays to conduct and support additional clinical trials both currently underway and planned for the development of carfilzomib and Proteolix’s other development candidates, as well as to support increased headcount. Further, we may be obligated to make up to an additional $535.0 million of contingent earn-out payments upon the achievement of regulatory approvals for carfilzomib in the U.S. and Europe, and payable in either cash or common stock, at our discretion.
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
Recent Accounting Pronouncements
In October 2009, the FASB issued new standards for revenue recognition for agreements with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards will be effective for us beginning in the first quarter of 2011 with early adoption permitted, and we are still assessing the potential impact of adoption, if any.
In April 2010, the FASB issued Accounting Standard Update No. 2010-17 Milestone Method of Revenue Recognition, or ASU 2010-17, to (1) limit the scope of this ASU to research or development arrangements and (2) require that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU will be effective for periods beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. We are still assessing the potential impact of adoption, if any.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. Under our policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds and investment grade government and non-government debt securities. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase or decrease by 100 basis points, or 1%, as of March 31, 2010, the fair value of our portfolio would decline or increase, respectively, by approximately $1.9 million. Additionally, a hypothetical increase or decrease of 1% in market interest rates during the three months ended March 31, 2010 would have resulted in a change of $1.4 million.
The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at:

	March 31, 2010			December 31, 2009
		Fair Value	Average		Fair Value	Average
	Maturity	(In millions)	Interest Rate	Maturity	(In millions)	Interest Rate
Cash equivalents, fixed rate	0 - 3 months	$71.7	0.09%	0 - 3 months	$103.2	0.11%
Marketable securities, fixed rate	0 - 12 months	$459.4	0.35%	0 - 12 months	$479.6	0.53%
Liquidity Risk
Our investment portfolio includes $39.0 million of AAA rated auction rate securities collateralized by student loans. In April 2009, $0.1 million in securities were redeemed at par and, accordingly, we classified them as current marketable securities in the accompanying unaudited condensed consolidated balance sheet at March 31, 2010. Therefore, the remaining balance of auction rate securities is currently outstanding in our investment portfolio. Since February 2008, securities of this type have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the remaining balance of auction rate securities as non-current marketable securities on the accompanying unaudited Condensed Consolidated Balance Sheet. We have determined the fair value to be $37.4 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $1.6 million through accumulated other comprehensive loss instead of earnings because we have deemed the impairment of these securities to be temporary.
Foreign Currency Exchange Rate Risk
A majority of Nexavar sales are generated outside of the United States, and a significant percentage of Nexavar commercial and development expenses are incurred outside of the United States. Fluctuations in foreign currency exchange rates affect our operating results. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. dollars for presentation in our financial statements, as well as our net sales, cost of goods sold and operating margins. The primary foreign currency in which we have exchange rate fluctuation exposure is the Euro. A hypothetical increase or decrease of 1% in exchange rates between the Euro and U.S. Dollar during the three months ended March 31, 2010 and 2009 would have resulted in a change in our net loss of $0.2 million and in our net income of $0.2 million, respectively, based on our expected exposure to the Euro. We utilize a Euro to U.S. Dollar exchange rate based on average exchange rates for the reporting period.
As we expand, we could be exposed to exchange rate fluctuation in other currencies. Exchange rates between foreign currencies and U.S. dollars have fluctuated significantly in recent years and may do so in the future. We did not hold any derivative instruments as of March 31, 2010, and we have not held derivative instruments in the past. However, our investment policy does allow us to use derivative financial instruments for the purposes of hedging foreign currency denominated obligations. Our cash flows are denominated in U.S. dollars.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2010 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting: In November 2009, the Company acquired Proteolix, Inc., or Proteolix. The Company does not expect the acquisition to materially affect its internal controls over financial reporting. The Company is expanding the scope of a number of its internal processes to include the former operations of Proteolix that were not yet fully integrated into our existing internal control processes at March 31, 2010. There were no other changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2010.
Nexavar® is our only approved product. If Nexavar fails and we are unable to develop and commercialize alternative product candidates our business would fail.
Nexavar generated all of our commercial revenues for the quarter ended March 31, 2010, which we rely on to fund our operations. Unless we can successfully commercialize one of our other product candidates, we will continue to rely on Nexavar to generate substantially all of our revenues and fund our operations. All of our other product candidates are still development stage and we may never obtain approval of or earn revenues from any of our product candidates. If for any reason we became unable to continue selling or further developing Nexavar, our business would be seriously harmed and could fail.
Nexavar faces significant competition. If Nexavar is unable to successfully compete against existing and future therapies, our business would be harmed.
There are many existing approaches used in the treatment of unresectable liver cancer including alcohol injection, radiofrequency ablation, chemoembolization, cryoablation and radiation therapy. While Nexavar is the first systemic therapy to demonstrate a survival benefit for patients with unresectable liver cancer, several other therapies are in development, including Bristol-Myers Squibb’s brivanib, a Vascular Endothelial Growth Factor Receptor 2 (VEGFR 2) inhibitor. If Nexavar is unable to compete or be combined successfully with existing approaches or if new therapies are developed for unresectable liver cancer, our business would be harmed.
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
We are dependent upon our collaborative relationship with Bayer to further develop, manufacture and commercialize Nexavar. There may be circumstances that delay or prevent Bayer’s ability to develop, manufacture and commercialize Nexavar.*
Our strategy for developing, manufacturing and commercializing Nexavar depends in large part upon our relationship with Bayer. If we are unable to maintain our collaborative relationship with Bayer, we would need to undertake development, manufacturing and marketing activities at our own expense. This would significantly increase our capital and infrastructure requirements, may limit the indications we are able to pursue and could prevent us from effectively developing and commercializing Nexavar. Disputes with Bayer may delay or prevent us from further developing, manufacturing or commercializing Nexavar, and could lead to additional litigation or arbitration against Bayer, which could be time consuming and expensive.
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
Bayer’s development of fluoro-sorafenib may affect Bayer’s incentives to develop and commercialize Nexavar that are different from our own. Our litigation against Bayer regarding the ownership of flouro-sorafenib, which is a variant of sorafenib, may be time consuming and expensive, and may be a distraction to our management. If it is ultimately determined that Onyx has no rights to fluoro-sorafenib and if Bayer obtains approval for this product, it could compete with and cannibalize sales of Nexavar, thereby harming our business. Bayer has disclosed a clinical development plan for fluoro-sorafenib that includes a tumor type for which Nexavar has been approved (renal cell carcinoma and hepatocellular carcinoma), as well as tumor types for which Nexavar is in development (colorectal cancer).
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
Our collaboration agreement with Bayer will terminate when patents expire that were issued in connection with product candidates discovered under that agreement, or at the time when neither we nor Bayer are entitled to profit sharing under that agreement, whichever is later. The worldwide patents and patent applications covering Nexavar are owned by Bayer and certain Nexavar patents are licensed to us through our collaboration agreement. We have no control over the filing, strategy, or prosecution of the Nexavar patent applications nor of enforcement or defense of the Nexavar patents outside the United States..
Nexavar may face challenges and competition from generic products.*
As of December 20, 2009, generic manufacturers were permitted to file ANDAs in the U.S. seeking FDA authorization to manufacture and market generic versions of Nexavar, together with Paragraph IV certifications that challenge the scope, validity or enforceability of the Nexavar patents. If Bayer or we fail to timely file a lawsuit against any ANDA filer, that ANDA filer may not be subject to an FDA stay, and upon approval of the ANDA, the ANDA filer may elect to launch a generic version of Nexavar, thereby harming our business. Even if a lawsuit is timely filed, Bayer and we may be unable to successfully enforce and defend the Nexavar patents and we may face generic competition prior to expiration of the Nexavar patents in 2020.
Similarly, outside the United States, generic companies or other competitors may challenge the scope, validity or enforceability of the Nexavar patents, requiring Bayer and us to engage in complex, lengthy and costly litigation or other proceedings. Generic companies may develop, seek approval for, and launch generic versions of Nexavar. For example, Cipla recently received approval to launch its version of sorafenib in India at a price that is significantly less than that charged for Nexavar in India. Bayer has ongoing litigations with Cipla, including a patent infringement case in India, and has requested the court to issue an injunction against Cipla. Bayer may be unsuccessful in defending or enforcing the Nexavar patents in one or more countries and could face generic competition prior to expiration of the Nexavar patents, which would harm our business.
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
Nexavar’s success in Europe and other regions will also depend largely on obtaining and maintaining government reimbursement. For example, in Europe and in many other international markets, most patients will not use prescription drugs that are not reimbursed by their governments. Negotiating prices with governmental authorities can delay commercialization by twelve months or more. Even if reimbursement is available, reimbursement policies may adversely affect sales and profitability of Nexavar. In addition, in Europe and in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. In the Asia-Pacific region, excluding Japan, China leads in Nexavar sales, however, reimbursement typically requires multiple steps. Also, in December 2009, health authorities in China published a new National Reimbursement Drug List, or NRDL, which lists medicines that are expected to be sold at government-controlled prices. There were no targeted oncology drugs, including Nexavar, on the NRDL, however, we believe that the Ministry of Human Resource and Social Security, the group responsible for developing the NDRL, plans to establish a mechanism and framework for reimbursement of high-value innovative products, such as targeted oncology drugs. Reimbursement policies are subject to change due to economic, political or competitive factors. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending.
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
Healthcare policy changes, including recently enacted legislation, may have a material adverse effect on us.*
Healthcare costs have risen significantly over the past decade. On March 23, 2010, the President signed one of the most significant health care reform measures in decades. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the Healthcare Reform Act), substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs, the increased use of comparative effectiveness research on healthcare products, reimbursement and fraud and abuse changes, which will impact existing government healthcare programs and will result in the development of new programs. A significant portion of the U.S. Nexavar revenue recorded by Bayer is derived from U.S. government healthcare programs, including Medicare. An expansion in the government’s role in the U.S. healthcare industry may lower reimbursements for pharmaceutical products and adversely affect our business and results of operations. Furthermore, beginning in 2011, the Healthcare Reform Act will impose a non-deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. government programs.

In addition to this recently enacted legislation, there are expected to be other proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. Certain of these anticipated changes could impose limitations on the prices we or our collaborators will be able to charge for our products or the amounts of reimbursement available for these products from governmental agencies or third-party payors or may increase the tax requirements for pharmaceutical companies such as ours. While it is too early to predict what affect the recently enacted Health Reform Act or any future legislation or regulation will have on us, such laws could have a material adverse effect on our business, financial position and results of operations.

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
Limited foreign intellectual property protection and compulsory licensing could limit our revenue opportunities.*
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. The requirements for patentability may differ in certain countries, particularly developing countries. In 2009, we became aware that a third-party had filed an opposition proceeding with the Chinese patent office to invalidate the patent that covers Nexavar. Unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug, such as Nexavar. Bayer also has a patent in India the covers Nexavar. Cipla Limited, an Indian generic drug manufacturer, applied to the Drug Controller General of India (DCGI) for market approval for Nexavar, which Bayer sought to block based on its patent. Bayer sued the DCGI and Cipla Limited in the Delhi High Court requesting an injunction to bar the DCGI from granting Cipla Limited market authorization. The Court ruled against Bayer, stating that in India, unlike the U.S., there is no link between regulatory approval of a drug and its patent status. Bayer appealed, which it recently lost. Consequently, Bayer has appealed to the Indian Supreme Court, and has filed a patent infringement suit against Cipla. Some companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries, including certain countries in Europe and developing countries, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, Bayer, the owner of the Nexavar patent estate, may have limited remedies if the Nexavar patents are infringed or if Bayer is compelled to grant a license of Nexavar to a third party, which could materially diminish the value of those patents that cover Nexavar. If compulsory licenses were extended to include Nexavar, this could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor aggressive enforcement of patent and other intellectual property protection, which may make it difficult to stop infringement. Many countries limit the enforceability of patents against government agencies or government contractors. These factors could also negatively affect our revenue opportunities in those countries.
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
Additionally, other challenges resulting from the current economic environment include fluctuations in foreign currency exchange rates, global pricing pressures, increases in national unemployment impacting patients’ ability to access drugs, increases in uninsured or underinsured patients affecting their ability to afford pharmaceutical products and increased U.S. free goods to patients. There is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. Further dislocations in the credit market may adversely impact the value and/or liquidity of marketable securities owned by us.
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
As a result of the acquisition of Proteolix, we made a payment of $40.0 million in April 2010 and may be required to pay up to an additional $535.0 million in four earnout payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones. We recorded a liability for this contingent consideration for the four earnout payments with a fair value of $164.0 million at March 31, 2010 based upon a discounted cash flow model that uses significant estimates and assumptions. Any changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations.
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
Our stock price is volatile and is likely to continue to be volatile. In the period beginning January 1, 2007 and ending March 31, 2010, our stock price ranged from a high of $59.50 and a low of $10.74. A variety of factors may have a significant effect on our stock price, including:
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
With our acquisition of Proteolix, we may be required to pay up to $535.0 million in earn-out payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones. We may, at our discretion, make any of the earn-out payments, except the first, that become payable to former holders of Proteolix preferred stock, in the form of cash, shares of Onyx common stock or a combination thereof. If we elect to issue shares of our common stock in lieu of making an earn-out payment in cash, this would have a dilutive effect on our common stock and could cause the trading price of our common stock to decline.
We may in the future be the target of securities litigation, including class action litigation. Securities litigation could result in substantial costs, could divert management’s attention and resources, and could seriously harm our business, financial condition and results of operations.
We have a history of losses, and we may be unable to sustain profitability.
For the first quarter ended March 31, 2010, we reported a net loss of $12.0 million, following two consecutive years of achieving profitability in the amounts of $16.2 million and $1.9 million for the years ended December 31, 2009 and 2008, respectively. However, prior to these periods, we have sustained substantial losses. As of March 31, 2010, we had an accumulated deficit of approximately $466.6 million. We have incurred losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We might incur operating losses in the future as we expand our development and commercial activities for our products, compounds and product candidates.
We have made, and plan to continue to make, significant expenditures towards the development and commercialization of Nexavar. We may never realize sufficient product sales to offset these expenditures. In addition, we will require significant funds for the research and development, and if approved, commercialization of ONX 0801, carfilzomib and our other product candidates. Upon the attainment of specified milestones, we are required to make milestone payments to BTG. Similarly, with the acquisition of Proteolix, we made a payment of $276.0 million in cash upon closing, a $40 million milestone related payment in April 2010 and may be required to make up to $535.0 million in earn-out payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones. Exercising any of our option rights under our agreement with S*BIO will also cause us to incur additional operating expenses. Our ability to achieve and maintain consistent profitability depends upon success by us and Bayer in marketing Nexavar in approved indications and the successful development and regulatory approvals of Nexavar in additional indications, obtaining regulatory approval for and successfully commercializing carfilzomib, and control of our operating expenses.
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
For example, in May 2008, Accounting Standards Codification, or ASC, Subtopic 470-20 was issued. Under ASC Subtopic 470-20 issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. ASC 470-20 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Based on the requirements of ASC 470-20, we reported imputed interest expense related to the 2016 Notes of approximately $2.2 million for the first quarter ended March 31, 2010.
In December 2007, the FASB issued ASC Topic 805. which establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any non-controlling interests in the acquired target in a business combination. ASC Topic 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. ASC Topic 805 is effective on a prospective basis and will impact business combination transactions for which the acquisition date occurs after December 15, 2008. We adopted ASC Topic 805 as of January 1, 2009 and the adoption of ASC Topic 805 had a material impact on the accounting for our acquisition of Proteolix in November 2009.
Provisions in our collaboration agreement with Bayer may prevent or delay a change in control.*
Our collaboration agreement with Bayer provides that if we are acquired by another entity by reason of merger, consolidation or sale of all or substantially all of our assets, or if a single entity other than Bayer or its affiliate acquires ownership of a majority of the Company’s outstanding voting stock, and Bayer does not consent to the transaction, then for 60 days following the transaction, Bayer may elect to terminate our co-development and co-promotion rights under the collaboration agreement. If Bayer were to exercise this right, Bayer would gain exclusive development and marketing rights to the product candidates developed under the collaboration agreement, including Nexavar. If this happens, we, or our successor, would receive a royalty based on any sales of Nexavar and other collaboration products, rather than a share of any profits, which could substantially reduce the economic value derived from the sales of Nexavar to us or our successor. These provisions of our collaboration agreement with Bayer may have the effect of delaying or preventing a change in control, or a sale of all or substantially all of our assets, or may reduce the number of companies interested in acquiring us. However, we believe that a reorganization transaction in which the persons who held majority ownership of Onyx prior to the transaction continue to hold majority ownership of Onyx, directly or through a parent company, after the transaction would be outside the scope of the foregoing provision of the collaboration agreement.
Existing stockholders have significant influence over us.
Our executive officers, directors and 5% stockholders own, in the aggregate, approximately 28% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

2.1†*(1)	Agreement and Plan of Merger dated as of October 10, 2009 among Onyx Pharmaceuticals, Inc., Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC

3.1 (2)	Restated Certificate of Incorporation of the Company.

3.2 (3)	Amended and Restated Bylaws of the Company.

3.3 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (2)	Specimen Stock Certificate.

4.3(6)	Indenture dated as of August 12, 2009 between Onyx Pharmaceuticals, Inc. and Wells Fargo Bank, National Association

4.4(6)	First Supplemental Indenture dated as of August 12, 2009 between Onyx Pharmaceuticals, Inc. and Wells Fargo Bank, National Association

4.5(6)	Form of 4.00% Convertible Senior Note due 2016

10.30+	Letter Agreement between the Company and Ted W. Love M.D., effective as of February 1, 2010.

10.31+	Letter Agreement between the Company and Michael Kauffman, M.D., effective as of April 1, 2010.

31.1 (7)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (7)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (7)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

*	Certain schedules related to identified agreements and persons have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 6, 2009.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(3)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on December 5, 2008.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(6)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.

(7)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.
Date: May 4, 2010	By:	/s/ N. Anthony Coles
N. Anthony Coles
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2010	By:	/s/ Matthew K. Fust
Matthew K. Fust
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1†*(1)	Agreement and Plan of Merger dated as of October 10, 2009 among Onyx Pharmaceuticals, Inc., Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC

3.1 (2)	Restated Certificate of Incorporation of the Company.

3.2 (3)	Amended and Restated Bylaws of the Company.

3.3 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (2)	Specimen Stock Certificate.

4.3(6)	Indenture dated as of August 12, 2009 between Onyx Pharmaceuticals, Inc. and Wells Fargo Bank, National Association

4.4(6)	First Supplemental Indenture dated as of August 12, 2009 between Onyx Pharmaceuticals, Inc. and Wells Fargo Bank, National Association

4.5(6)	Form of 4.00% Convertible Senior Note due 2016

10.30+	Letter Agreement between the Company and Ted W. Love, M.D., effective as of February 1, 2010.

10.31+	Letter Agreement between the Company and Michael Kauffman, M.D. effective as of April 1, 2010.

31.1 (7)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (7)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (7)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

*	Certain schedules related to identified agreements and persons have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 6, 2009.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 5, 2008.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(6)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.

(7)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.