Form 10-Q
period 2010-06-30
ONYX PHARMACEUTICALS INC
filed 2010-08-04
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of outstanding shares of the registrant’s common stock, $0.001 par value, was 62,709,647 as of July 30, 2010.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ONYX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$304,123	$107,668
Marketable securities, current	184,211	442,440
Restricted cash	31,614	27,600
Receivable from collaboration partner	52,294	51,418
Prepaid expenses and other current assets	8,684	9,597

Total current assets	580,926	638,723
Marketable securities, non-current	38,675	37,174
Property and equipment, net	6,416	7,473
Intangible assets — in-process research and development	438,800	438,800
Goodwill	193,675	193,675
Other assets	27,816	8,835

Total assets	$1,286,308	$1,324,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,608	$1,363
Accrued liabilities	11,445	11,852
Accrued clinical trials and related expenses	12,197	13,815
Accrued compensation	6,828	13,148
Liability for contingent consideration, current	—	40,000
Escrow account liability	31,614	27,600

Total current liabilities	64,692	107,778

Deferred rent and lease incentives	4,628	5,059
Convertible senior notes due 2016	148,048	143,669
Liability for contingent consideration, non-current	256,013	160,528
Deferred tax liability	157,090	157,090

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock	62	62
Receivable from stock option exercises	—	(5)
Additional paid-in capital	1,221,643	1,207,010
Accumulated other comprehensive loss	(2,092)	(1,962)
Accumulated deficit	(563,776)	(454,549)

Total stockholders’ equity	655,837	750,556

Total liabilities and stockholders’ equity	$1,286,308	$1,324,680

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	( In thousands, except per share amounts )
Revenue:
Revenue from collaboration agreement	$68,773	$60,219	$131,676	$113,936

Total operating revenue	68,773	60,219	131,676	113,936

Operating expenses:
Research and development	43,251	28,022	86,826	56,842
Selling, general and administrative	26,647	23,507	51,368	45,459
Contingent consideration	92,037	—	95,485	—

Total operating expenses	161,935	51,529	233,679	102,301

Income (loss) from operations	(93,162)	8,690	(102,003)	11,635
Investment income	780	972	1,569	2,092
Interest expense	(4,800)	—	(9,525)	—

Income (loss) before provision (benefit) for income taxes	(97,182)	9,662	(109,959)	13,727
Provision (benefit) for income taxes	—	288	(732)	288

Net income (loss)	$(97,182)	$9,374	$(109,227)	$13,439

Net income (loss) per share:
Basic	$(1.55)	$0.16	$(1.75)	$0.24

Diluted	$(1.55)	$0.16	$(1.75)	$0.24

Shares used in computing net income (loss) per share:
Basic	62,627	56,890	62,491	56,803

Diluted	62,627	57,110	62,491	57,178

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(109,227)	$13,439
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized gains on sales of current marketable securities	(55)	—
Depreciation and amortization	1,324	742
Stock-based compensation	10,948	10,790
Excess tax benefit from stock-based awards	—	(2)
Amortization of convertible senior notes discount and debt issuance costs	4,691	—
Changes in fair value of liability for contingent consideration, non-current	95,485	—
Changes in operating assets and liabilities:
Restricted cash	(14)	—
Receivable from collaboration partner	(876)	(10,544)
Prepaid expenses and other current assets	913	656
Other assets	(19,293)	(17)
Accounts payable	1,245	109
Accrued liabilities	(407)	590
Accrued clinical trials and related expenses	(1,618)	1,907
Accrued compensation	(6,320)	(991)
Escrow liability	14	—
Deferred rent and lease incentives	(431)	(189)

Net cash provided by (used in) operating activities	(23,621)	16,490

Cash flows from investing activities:
Purchases of marketable securities	(236,612)	(316,358)
Sales of marketable securities	248,255	38,155
Maturities of marketable securities	245,010	110,000
Capital expenditures	(267)	(103)
Transfers to restricted cash	(4,000)	—
Payment for liability for contingent consideration, current	(36,000)	—

Net cash provided by (used in) investing activities	216,386	(168,306)

Cash flows from financing activities:
Purchases of treasury stock	(45)	(18)
Advance from (payment to) collaboration partner	—	(13,552)
Net proceeds from issuances of common stock	3,735	5,681
Excess tax benefit from stock-based awards	—	2

Net cash provided by (used in) financing activities	3,690	(7,887)

Net increase (decrease) in cash and cash equivalents	196,455	(159,703)
Cash and cash equivalents at beginning of period	107,668	235,152

Cash and cash equivalents at end of period	$304,123	$75,449

Supplemental cash flow data
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest	$4,677	$—
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other future operating periods.
The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Onyx Pharmaceuticals, Inc. (the “Company” or “Onyx) Annual Report on Form 10-K for the year ended December 31, 2009.
Note 2. Revenue from Collaboration Agreement
Nexavar is currently marketed and sold primarily in the United States, the European Union and other territories worldwide for the treatment of unresectable liver cancer and advanced kidney cancer. Nexavar also has regulatory applications pending in other territories internationally. The Company co-promotes Nexavar in the United States with Bayer HealthCare Pharmaceuticals, Inc., or Bayer, under collaboration and co-promotion agreements. In March 2006, the Company and Bayer entered into a co-promotion agreement to co-promote Nexavar in the United States. This agreement amends the collaboration agreement and supersedes the provisions of that agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the collaboration agreement continue to govern under which Bayer has exclusive marketing rights and the Company shares equally in the profits or losses, excluding Japan. In the United States, under the terms of the 2006 co-promotion agreement and consistent with the collaboration agreement, the Company and Bayer share equally in the profits or losses of Nexavar, if any, in the United States, subject only to the Company’s continued co-funding of the development costs of Nexavar worldwide, excluding Japan, and the Company’s continued co-promotion of Nexavar in the United States. The collaboration was created through a contractual arrangement, not through a joint venture or other legal entity.
Outside of the United States, excluding Japan, Bayer incurs all of the sales and marketing expenditures, and the Company reimburses Bayer for half of those expenditures. In addition, for sales generated outside of the United States, excluding Japan, the Company reimburses Bayer a fixed percentage of gross sales of Nexavar for their marketing infrastructure. Research and development expenditures on a worldwide basis, excluding Japan, are shared equally by both companies regardless of whether the Company or Bayer incurs the expense. In Japan, Bayer is responsible for all development and marketing costs, and the Company receives a royalty on net sales of Nexavar.
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
Revenue from collaboration agreement was $68.8 million and $131.7 million for the three and six months ended June 30, 2010, respectively, compared to $60.2 million and $113.9 million for the three and six months ended June 30, 2009, respectively, calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Onyx’s share of collaboration commercial profit	$59,978	$53,501	$115,063	$101,049
Reimbursement of Onyx’s shared marketing expenses	6,475	5,344	12,299	10,736
Royalty revenue	2,320	1,374	4,314	2,151

Revenue from collaboration agreement	$68,773	$60,219	$131,676	$113,936

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
Under the Agreement and Plan of Merger, the aggregate consideration payable by the Company to former Proteolix stockholders at closing consisted of $276.0 million in cash, less $27.6 million that is temporarily being held in an escrow account and will be released subject to terms described below under Escrow Account Liability. In addition, the Company paid $40.0 million in April 2010 related to the achievement of a development milestone and may be required to pay up to an additional $535.0 million in earnout payments as outlined below under Liability for Contingent Consideration.
Goodwill
The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $193.7 million, which represents the goodwill amount resulting from the acquisition. None of the goodwill is expected to be deductible for income tax purposes. The Company tests goodwill for impairment on an annual basis or sooner, if deemed necessary. As of June 30, 2010, there were no changes in the recognized amount of goodwill resulting from the acquisition of Proteolix.
Liability for Contingent Consideration
The aggregate cash consideration to former Proteolix stockholders at closing was $276.0 million and an additional $40.0 million earn out payment was made in April 2010, 180 days after completion of enrollment in an ongoing pivotal Phase 2b clinical study involving relapsed and refractory multiple myeloma patients, known as the “003-A1” trial. The Company may also be required to pay up to an additional $535.0 million in earnout payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones. The remaining earnout payments will become payable in up to four additional installments, upon the achievement of regulatory approvals in the U.S. and Europe within pre-specified timeframes for carfilzomib as follows:
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
The range of the undiscounted amounts the Company could be required to pay for the remaining earnout payments is between zero and $535.0 million. On the acquisition date, the fair value of the liability for the contingent consideration recognized was $199.0 million, of which $40.0 million related to the first milestone payment that was paid in full in April 2010 and the remaining balance of $159.0 million was classified as a non-current liability in the Condensed Consolidated Balance Sheet. The Company determined the fair value of the non-current liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. These inputs include the probability of technical and regulatory success (“PTRS”) for unapproved product candidates considering their stages of development. For the six months ended June 30, 2010, the fair value of the non-current liability for contingent consideration increased by $95.5 million, of which $88.5 million was due to an increase in the PTRS and $7.0 million was due to the passage of time. In June 2010, positive data was presented for the 006 carfilzomib trial, a phase 1b multicenter dose escalation study of carfilzomib plus lenalidomide and low-dose dexamethasone in relapsed and refractory multiple myeloma patients. In July 2010, positive data was also presented for the 003-A1 carfilzomib trial, an open label, single-arm phase 2b study of single-agent carfilzomib in relapsed and refractory multiple myeloma patients. The data from the 006 and 003-A1 trials positively impacted the PTRS.
Escrow Account Liability
In accordance with the Agreement and Plan of Merger for the Proteolix acquisition, 10% of each of the total cash consideration payment and the first earnout payment made to former Proteolix stockholders was placed in an escrow account and will be held until December 31, 2010 to secure the indemnification rights of the Company and other indemnitees with respect to certain matters, including breaches of representations, warranties and covenants of Proteolix. The escrow account is reported as restricted cash on the accompanying Condensed Consolidated Balance Sheets at December 31, 2009 and June 30, 2010.
Note 4. Fair Value Measurements
In accordance with Accounting Standards Codification (“ASC”) Subtopic 820-10, the Company measures certain assets and liabilities at fair value on a recurring basis using the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers include:
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

	As of June 30, 2010
	(In thousands)
	As reflected on the
	unaudited balance
	sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$256,473	$256,473	$—	$—	$256,473
Corporate and financial institutions debt	98,130	—	98,130	—	98,130
Auction rate securities	31,633	—	—	31,633	31,633
U.S. government agencies	93,123	—	93,123	—	93,123

Total	$479,359	$256,473	$191,253	$31,633	$479,359

Liabilities:
Liability for contingent consideration, non-current	$256,013	$—	$—	$256,013	$256,013
Convertible senior notes due 2016 (face value $230,000)	148,048	—	211,140	—	211,140

	$404,061	$—	$211,140	$256,013	$467,153

	As of December 31, 2009
	(In thousands)
	As reflected on the
	accompanying
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

Marketable Securities
Level 2 assets consist of debt securities issued by corporate and financial institutions and U.S. government agencies. The fair value of these securities is estimated using a weighted average price based on market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources.
Level 3 assets consist of securities with an auction reset feature (“auction rate securities”), which are classified as available-for-sale securities and reflected at fair value. In February 2008, auctions began to fail for these securities and each auction for the majority of these securities since then has failed. As of June 30, 2010, the fair value of each of these securities is estimated utilizing a discounted cash flow analysis that is based on a specific term and liquidity assumptions. The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets:

	Auction Rate Securities
	Six Months Ended June 30,
	2010	2009
	(In thousands)
Fair value at beginning of period	$37,174	$39,622
Redemptions	(5,600)	(5,100)
Transfer to Level 2	—	(200)
Change in valuation	59	3,437

Fair value at end of period	$31,633	$37,759

Transfers of auction rate securities from Level 3 to Level 2 are recognized when the Company becomes aware of actual redemptions of such securities. As a result of the decline in fair value of the Company’s auction rate securities, which the Company believes is temporary and attributes to liquidity rather than credit issues, the Company has recorded an unrealized loss of $2.1 million included in the accumulated other comprehensive income (loss) line of stockholders’ equity. All of the auction rate securities held by the Company at June 30, 2010 consist of securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Any future fluctuation in fair value related to the auction rate securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any decline in fair value is other than temporary, it will record a charge to earnings as appropriate.
Liability for Contingent Consideration
Level 3 liabilities consist of the acquisition-related non-current liability for contingent consideration the Company recorded representing the amounts payable to former Proteolix stockholders upon the achievement of specified regulatory approvals within pre-specified timeframes for carfilzomib. The fair value of this Level 3 liability is estimated using a probability-weighted discounted cash flow analysis. Subsequent changes in the fair value of this liability are recorded to the “contingent consideration” expense line item in the Condensed Consolidated Statements of Operations under operating expenses. For the six months ended June 30, 2010, the recognized amount of the non-current liability for contingent consideration increased by $95.5 million as the result of the change in a significant input in the discounted cash flow analysis used to calculate the fair value of the non-current liability and the passage of time. Refer to Liability for Contingent Consideration in Note 3 for further details. The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial liabilities:

Liability for Contingent Consideration
June 30, 2010
(In thousands)
Fair value at beginning of period	$200,528
Payments	(40,000)
Change in valuation	95,485

Fair value at end of period	$256,013

Transfers of these liabilities between Levels are recognized when the Company becomes aware of changes in the circumstances causing the transfer. In April 2010, the Company paid $40.0 million related to the achievement of a development milestone. Refer to Liability for Contingent Consideration in Note 3 for further details.
Convertible Senior Notes due 2016
Level 2 liabilities consist of the Company’s convertible senior notes due 2016. The fair value of these convertible senior notes is estimated by computing the fair value of a similar liability without the conversion option. Refer to Note 7 for further details on the fair value. In accordance with ASC Subtopic 825-10, the estimated market value of the Company’s convertible senior notes as of June 30, 2010 was $211.1 million. The Company’s convertible senior notes are not marked-to-market and are shown at their original issuance value net of the amortized discount and the portion of the value allocated to the conversion option is included in stockholders’ equity in the accompanying unaudited Condensed Consolidated Balance Sheet.

Note 5. Marketable Securities
Marketable securities consist of securities that are classified as “available for sale.” Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings is determined using specific identification. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income. The weighted-average maturity of the Company’s current marketable securities as of June 30, 2010 was six months.
Available-for-sale marketable securities consisted of the following:

	June 30, 2010
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Agency bond investments:
Current	$93,082	$48	$(7)	$93,123

Total agency bond investments	93,082	48	(7)	93,123

Corporate debt investments:
Current	91,176	76	(164)	91,088
Non-current	40,719	23	(2,067)	38,675

Total corporate investments	131,895	99	(2,231)	129,763

Total available-for-sale marketable securities	$224,977	$147	$(2,238)	$222,886

	December 31, 2009
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Agency bond investments:
Current	$349,254	$162	$(156)	$349,260

Total agency bond investments	349,254	162	(156)	349,260

Corporate debt investments:
Current	93,119	92	(31)	93,180
Non-current	39,200	—	(2,026)	37,174

Total corporate investments	132,319	92	(2,057)	130,354

Total available-for-sale marketable securities	$481,573	$254	$(2,213)	$479,614

The Company’s investment portfolio includes $33.7 million of AAA rated auction rate securities that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Due to the failures in the auction process, these securities are not currently liquid. The $33.7 million of par value auction rate securities are recorded at fair value based on a discounted cash flow model and are classified as non-current marketable securities on the accompanying unaudited Condensed Consolidated Balance Sheet at June 30, 2010. The Company has reduced the carrying value of the marketable securities classified as non-current by $2.1 million through accumulated other comprehensive income or loss instead of earnings because the Company has deemed the impairment of these securities to be temporary.
Note 6. Other Long-Term Assets
In December 2008, the Company entered into a development collaboration, option and license agreement with S*BIO Pte Ltd, or S*BIO. Under the terms of the agreement, in December 2008 the Company made a $25.0 million payment to S*BIO, of which the

Company expensed $20.7 million as an up-front payment and recognized the remaining amount of $4.3 million as an equity investment. As a result, the accompanying unaudited Condensed Consolidated Balance Sheet at June 30, 2010 includes $4.3 million for this long-term private equity investment in other long-term assets. This equity investment is accounted for using the cost method of accounting. At June 30, 2010, there has been no impairment of the carrying value of the Company’s investment and there have been no events or changes in circumstances identified by the Company that would adversely impact the fair value of this investment.
In May 2010, the Company announced the expansion of its development collaboration, option and license agreement with S*BIO related to its novel JAK inhibitors, ONX 0803 and ONX 0805. The expanded agreement builds upon the development and commercialization collaboration between the two companies announced in January 2009. The Company provided an additional $20.0 million in funding to S*BIO to broaden and accelerate the existing development program for both compounds. S*BIO agreed to utilize the funding to continue to perform the clinical development of ONX 0803 and preclinical through clinical development of ONX 0805. The Company capitalized the $20.0 million as long-term prepaid research and development expense and is amortizing a portion of this amount as research and development expense each period based on the actual expenses incurred by S*BIO for the development of ONX 0803 and ONX 0805.
The development collaboration, option and licensing agreement with S*BIO will remain in effect until the expiration of all payment obligations. Because the Company has not exercised its option in the agreement, the Company may terminate the agreement at any time without cause by giving S*BIO prior written notice. In addition, either party may terminate the agreement for the uncured material breach of the other party.
In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 167, or SFAS 167, “Amendments to FASB Interpretation No. 46(R),” which amends the consolidation guidance applicable to variable interest entities. This statement was effective for the Company as of January 1, 2010 and has currently not been codified in the ASC. The adoption of SFAS 167 did not have any impact on the Company’s financial statements.
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
The following is a summary of the principal amount of the liability component of the 2016 Notes, its unamortized discount and its net carrying amount as of June 30, 2010:

	June 30, 2010
Long-term	Principal	Discount	Net Carrying Value
	(In thousands)
2016 Notes — 4.00%	$230,000	$(81,952)	$148,048
The effective interest rate used in determining the liability component of the 2016 Notes was 12.5%. The application of ASC Subtopic 470-20 resulted in an initial recognition of $89.5 million as the debt discount with a corresponding increase to paid-in capital, the equity component, for the 2016 Notes. The debt discount and debt issuance costs are amortized as interest expense through August 2016. The cash interest expense for the three and six months ended June 30, 2010 for the 2016 Notes was $2.3 million and $4.6 million, respectively, relating to the 4.0% stated coupon rate. The non-cash interest expense relating to the amortization of the debt discount for the 2016 Notes for the three and six months ended June 30, 2010 was $2.2 million and $4.4 million, respectively.
Note 8. Stock-Based Compensation
The Company accounts for stock-based compensation to employees and directors by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period. Total employee stock-based compensation expense was $5.8 million and $10.7 million for the three and six months ended June 30, 2010, respectively, and $6.0 million and $10.0 million for the three and six months ended June 30, 2009, respectively.
Valuation Assumptions
As of June 30, 2010 and 2009, the weighted-average assumptions used in the Black-Scholes option-pricing model to estimate the fair value of employee stock-based awards and employee stock purchases made under the Employee Stock Purchase Plan were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock Options:
Risk-free interest rate	2.34%	1.96%	2.37%	1.81%
Expected life	4.4 years	4.3 years	4.4 years	4.3 years
Expected volatility	53%	62%	54%	66%
Expected dividends	None	None	None	None
Weighted-average option fair value	$11.40	$12.59	$13.44	$15.33

Stock Awards:
Expected life	—	3 years	3 years	3 years
Expected dividends	—	None	None	None
Weighted-average fair value per share	—	$25.23	$30.14	$28.88

ESPP:
Risk-free interest rate	0.17%	0.26%	0.17%	0.26%
Expected life	6 months	6 months	6 months	6 months
Expected volatility	47%	66%	47%	66%
Expected dividends	None	None	None	None
Weighted-average shares fair value	$7.68	$10.42	$7.68	$10.42

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
For the three months ended June 30, 2010, there is no provision (benefit) for federal or state income taxes because the Company incurred an operating loss. For the six months ended June 30, 2010, the Company recorded an income tax benefit of $732,000 principally related to its election to carryback net operating losses under the recently enacted Worker, Homeownership and Business Association Act of 2009. The election enabled the Company to eliminate all federal Alternative Minimum Taxes (AMT) previously recorded in 2009.
There were no material changes to the Company’s unrecognized tax benefits for the three or six months ended June 30, 2010, and the Company does not expect to have any significant changes to unrecognized tax benefits over the next twelve months. The tax years from 1993 and forward remain open to examination by the federal and state taxing authorities due to net operating loss and credit carryforward. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.
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
Dilutive potential common shares for dilutive convertible senior notes are calculated based on the “if-converted” method. Under the “if-converted” method, when computing the dilutive effect of convertible senior notes, the numerator is adjusted to add back the amount of interest and debt issuance costs recognized in the period and the denominator is adjusted to add the amount of shares that would be issued if the entire obligation is settled in shares. As of June 30, 2010, the Company’s outstanding indebtedness consisted of its 4.0% convertible senior notes due 2016.
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
The computations for basic and diluted net income (loss) per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss) — basic	$(97,182)	$9,374	$(109,227)	$13,439
Add: interest and issuance costs related to convertible senior notes	—	—	—	—

Net income (loss) — diluted	$(97,182)	$9,374	$(109,227)	$13,439

Denominator:
Weighted average common shares outstanding — basic	62,627	56,890	62,491	56,803
Dilutive effect of convertible senior notes	—	—	—	—
Dilutive effect of options	—	220	—	375

Weighted-average common shares outstanding and dilutive potential common shares — diluted	62,627	57,110	62,491	57,178

Net income (loss) per share:
Basic	$(1.55)	$0.16	$(1.75)	$0.24

Diluted	$(1.55)	$0.16	$(1.75)	$0.24

Under the “if-converted” method, 5.8 million potential common shares relating to the 2016 Notes were not included in diluted net income (loss) per share for the three and six months ended June 30, 2010 because their effect would be anti-dilutive. Diluted net income (loss) per share does not include the effect of 5.5 million and 4.9 million stock-based awards that were outstanding during the three and six months ended June 30, 2010, respectively, and 4.7 million and 4.0 million stock-based awards that were outstanding during the three and six months ended June 30, 2009, respectively, because their effect would have been anti-dilutive.
The table below sets the potential common shares related to convertible notes and equity plans and the interest expense related to the convertible notes not included in dilutive shares because their effect would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Potential common shares — 2016 Notes	5,801	—	5,801	—
Potential common shares — equity plans	5,505	4,665	4,947	3,999
2016 Notes interest and issuance expense not added back under the “if-converted” method	$4,678	$—	$9,291	$—
Note 11. Comprehensive Income (Loss)
Comprehensive income (loss) is composed of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net income and reported separately in stockholders’ equity. Comprehensive income and its components are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Net income (loss) — as reported	$(97,182)	$9,374	$(109,227)	$13,439
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	(648)	1,482	(130)	2,955

Comprehensive income (loss)	$(97,830)	$10,856	$(109,357)	$16,394

The activities in other comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Increase (decrease) in unrealized gain (loss) on available-for-sale securities	$(701)	$1,482	$(185)	$2,955
Reclassification adjustment for net gains on available-for-sale securities included in net income	53	—	55	—

Change in unrealized gain (loss) on available-for-sale securities	$(648)	$1,482	$(130)	$2,955

Note 12. Recent Accounting Pronouncements
In October 2009, the FASB issued Accounting Standard Update No. 2009-13, Multiple Deliverable Revenue Arrangements, or ASU 2009-13, impacting the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. Additionally, ASU 2009-13 modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This ASU will be effective for periods beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The Company has elected to adopt ASU 2009-13 effective January 1, 2010 and determined that the adoption did not have a material impact on the Company’s financial statements.
In April 2010, the FASB issued Accounting Standard Update No. 2010-17 Milestone Method of Revenue Recognition, or ASU 2010-17, to (1) limit the scope of this ASU to research or development arrangements and (2) require that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU will be effective for periods beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The Company has elected to adopt ASU 2010-17 effective January 1, 2010 and determined that the adoption did not have a material impact on the Company’s financial statements.
Note 13. Subsequent Events
On July 9, 2010, the Company entered into arrangements to lease and sublease a total of approximately 126,493 square feet located at 249 East Grand Avenue, South San Francisco, California pursuant to a Lease Agreement (the “Lease”) with ARE-SAN FRANCISCO NO. 12, LLC (the “Landlord”) and a Sublease Agreement (the “Sublease”) with Exelixis, Inc. (“Exelixis”). The Sublease is subject to a lease agreement between Exelixis and the Landlord, dated September 14, 2007, as amended (“Exelixis Lease”).
The Lease has a ten-year term commencing upon the earliest of the date of completion of tenant improvements, the date the Company conducts any business on the premises, and April 1, 2011. The Sublease term will commence on the later to occur of September 1, 2010 and 25 days after delivery of the premises to the Company, and will expire on November 30, 2015. Upon expiration or termination of the Exelixis Lease, the premises subject to the Lease will be automatically expanded to include the premises subject to the Exelixis Lease. Thereafter, the premises subject to the Lease will constitute the entire facility located at 249 East Grand Avenue, South San Francisco, California. The Company has two successive five-year options to extend the term of the Lease at a market rate agreed to by the Landlord and the Company. The Landlord will provide the Company with a tenant improvement allowance of approximately $11.2 million.
The total monthly base rent in the first year for both the Lease and Sublease will be approximately $276,000 after sixty days of rent abatement on the Sublease. The monthly base rent under each of the Lease and Sublease will increase incrementally by 3.0% annually. Under each of the Lease and the Sublease, the Company agreed to pay the Landlord and Exelixis, respectively, certain operating expenses of the leased and subleased facilities.

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
We and Bayer are commercializing Nexavar, for the treatment of patients with unresectable liver cancer and advanced kidney cancer. Nexavar has been approved and is marketed for these indications in the United States and in the European Union, as well as other territories worldwide. In the United States, we co-promote Nexavar with Bayer. Outside of the United States, Bayer manages all commercialization activities. For the six months ended June 30, 2010, worldwide net sales of Nexavar as recorded by Bayer were $450.5 million.
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
In November 2009, we made a significant move towards achieving our goal in becoming a multi-product portfolio company by acquiring Proteolix, Inc., or Proteolix, a privately-held biopharmaceutical company located in South San Francisco, California. Proteolix focused primarily on the discovery and development of novel therapies that target the proteasome for the treatment of hematological malignancies, solid tumors and autoimmune disorders. This acquisition, which included carfilzomib, has provided us with an opportunity to expand into the hematological malignancies market. The aggregate cash consideration to former Proteolix stockholders at closing was $276.0 million with another $40.0 million paid in April 2010 upon the achievement of a pre-specified milestone. In addition, we may be required to pay up to an additional $535.0 million in earnout payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones.

We have also expanded our development pipeline through the acquisition of rights to development-stage novel anticancer agents. In November 2008, we entered into an agreement to license worldwide development and commercialization rights to ONX 0801, previously known as BGC 945, from BTG International Limited, or BTG, a London-based specialty pharmaceuticals company. ONX 0801 is in clinical development and is believed to work by combining two established approaches to improve outcomes for cancer patients, selectively targeting tumor cells through the alpha-folate receptor, which is overexpressed in a number of tumor types, and inhibiting thymidylate synthase, a key enzyme responsible for cell growth and division. In December 2008, we acquired options to license SB1518 (designated by Onyx as ONX 0803) and SB1578 (designated by Onyx as ONX 0805), which are both Janus Kinase, or JAK, inhibitors, from S*BIO Pte Ltd, or S*BIO, a Singapore-based company. The activation of JAK stimulates blood cell production and the JAK pathway is known to play a critical role in the proliferation of certain types of cancer cells and in the anti-inflammatory pathway. ONX 0803 is in multiple Phase 1 studies and ONX 0805 is in preclinical development.
For the six months ended June 30, 2010, we reported a net loss of $109.2 million. With the exception of the years ended December 31, 2009 and 2008, we have incurred annual net losses since our inception. Our ability to achieve continued and sustainable profitability is uncertain and is dependent on a number of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the ability of Bayer’s distribution network to process and ship product on a timely basis, investments in sales and marketing efforts to support the sales of Nexavar, Bayer and our investments in the research and development of Nexavar, fluctuations in foreign exchange rates and expenditures we may incur to acquire or develop and commercialize carfilzomib and other additional products. Our operating results will likely fluctuate from quarter to quarter and from year to year, and are difficult to predict. Since inception, we have relied on public and private financings, combined with milestone payments from our collaborators, to fund our operations and may continue to do so in future periods. As of June 30, 2010, our accumulated deficit was approximately $563.8 million.
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
Critical Accounting Policies and the Use of Estimates
Critical accounting policies are those that require significant estimates, assumptions and judgments by management about matters that are inherently uncertain at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Significant estimates used in 2010 included assumptions used in the determination of the fair value of marketable securities, revenue from collaboration agreement, the effect of business combinations, including the fair value of contingent consideration liability, fair value measurements of tangible and intangible assets and liabilities, goodwill and other intangible assets, fair value of convertible senior notes, research and development expenses, stock-based compensation related to stock options granted and provision for income taxes. Actual results could differ materially from these estimates. There were no changes to our critical accounting policies since we filed our 2009 Annual Report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission, or SEC. For a description of our critical accounting policies, please refer to our 2009 Annual Report.
Results of Operations
Three and six months ended June 30, 2010 and 2009
Revenue
Nexavar, our only marketed product, was approved in the United States in December 2005. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the three and six months ended June 30, 2010 and 2009, we reported no product revenue. For the three and six months ended June 30, 2010, Nexavar net sales recorded by Bayer were $236.1 million and $450.5 million, primarily in the United States, the European Union and other territories worldwide and includes the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act. This represents an increase of $35.1 million, or 17%, and $71.4 million, or 19%, over Nexavar net sales of $201.0 million and $379.1 million recorded by Bayer for the three and six months ended June 30, 2009.

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
Revenue from collaboration agreement consists of our share of the pre-tax commercial profit generated from our collaboration with Bayer, reimbursement of our shared marketing costs related to Nexavar and royalty revenue. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. We record revenue from collaboration agreement on a quarterly basis. Revenue from collaboration agreement for the three and six months ended June 30, 2010 and 2009 is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Nexavar product revenue, net (as recorded by Bayer)	$236,122	$200,983	$450,483	$379,052

Nexavar revenue subject to profit sharing (as recorded by Bayer)	$202,979	$181,345	$388,846	$348,319
Combined cost of goods sold, distribution, selling, general and administrative expenses	83,022	74,343	158,720	146,222

Combined collaboration commercial profit	$119,957	$107,002	$230,126	$202,097

Onyx’s share of collaboration commercial profit	$59,978	$53,501	$115,063	$101,049
Reimbursement of Onyx’s shared marketing expenses	6,475	5,344	12,299	10,736
Royalty revenue	2,320	1,374	4,314	2,151

Revenue from collaboration agreement	$68,773	$60,219	$131,676	$113,936

The increase in revenue from collaboration agreement is primarily a result of increased net product revenue on sales of Nexavar as recorded by Bayer in countries around the world and royalty revenue and was partially offset by an increase to combined cost of goods sold and shared marketing expenses.
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
Research and Development Expenses
Research and development expenses, as compared to the same period of the prior year were as follows:

	Three Months Ending		Change		Six Months Ending		Change
	June 30,		2010 vs 2009		June 30,		2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except percentages)
Research and development	$43,251	$28,022	$15,229	54%	$86,826	$56,842	$29,984	53%

For the three and six months ended June 30, 2010, research and development expenses include costs to develop our product candidates and our share of the research and development costs incurred for Nexavar by Bayer and us under our cost sharing arrangement. The increase in research and development expenses is primarily due to increases to further develop carfilzomib as result of our acquisition of Proteolix in November 2009. Our share of the research and development costs incurred for Nexavar include 84% and 85% of the costs incurred by Bayer for Nexavar for the three and six months ended June 30, 2010, respectively, and 76% and 77% of the costs incurred by Bayer for Nexavar for the three and six months ended June 30, 2009, respectively.
As a result of the cost sharing arrangement between us and Bayer for research and development costs, there was a net reimbursable amount of $16.5 million and $35.0 million due to Bayer for the three and six months ended June 30, 2010, respectively, and $13.9 million and $30.1 million due to Bayer for the three and six months ended June 30, 2009, respectively. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. If we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment. As of June 30, 2010, our share of the Nexavar development costs incurred to date under the collaboration was $541.8 million.
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
We expect research and development expenses to increase in future periods as we and Bayer continue to expand our global development strategy for Nexavar that implements simultaneous clinical programs designed to expand the number of approved indications and evaluate the use of Nexavar in new combinations. Our global development plan includes Phase 3 investments in liver, kidney, thyroid, non-small cell lung and breast cancers and Phase 2 investments in breast, ovarian and colorectal cancers. We also expect our research and development expenses to increase substantially in future periods, primarily, as a result of costs incurred to develop carfilzomib. We are currently conducting Phase 3, Phase 2 and Phase 1b studies in relapsed multiple myeloma, a Phase 2b study in relapsed and refractory multiple myeloma and Phase 1b/2 studies in multiple myeloma and relapsed solid tumors. We also expect our research and development activities to include developing ONX 0801 and our other product candidates. In addition, we expect our research and development expenses to increase if we exercise our options to license the rights to ONX 0803 and/or ONX 0805. S*BIO will retain responsibility for all development costs prior to the option exercise. After the exercise of our option to license rights to either compound, we are required to assume development costs for the U.S., Canada and Europe subject to S*BIO’s option to fund a portion of the development costs in return for enhanced royalties on any future product sales. Upon the exercise of our option of either compound, S*BIO is entitled to receive a one-time fee, milestone payments upon achievement of certain development and sales levels and royalties on any future product sales. The terms of the development and license agreement dated November 6, 2008 with BTG provide that we may be required to make payments to BTG of up to $65.0 million upon the attainment of certain global development and regulatory milestones, plus additional milestone payments upon the achievement of certain marketing approvals and commercial milestones.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, as compared to the same period of the prior year were as follows:

	Three Months Ending		Change		Six Months Ending		Change
	June 30,		2010 vs 2009		June 30,		2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except percentages)
Selling, general and administrative	$26,647	$23,507	$3,140	13%	$51,368	$45,459	$5,909	13%

The increase in selling, general and administrative expenses were primarily due to the timing of shared advertising and promotional costs related to Nexavar incurred by Onyx and due to planned expense increases as a result of the acquisition of Proteolix. Selling, general and administrative expenses consist primarily of salaries, employee benefits, consulting, advertising and promotion expenses, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs. We expect our selling, general and administrative expenses to increase due to increases in marketing expenses related to Nexavar and increases in personnel.
Contingent Consideration Expense
Contingent consideration expense, as compared to the same period of the prior year were as follows:

	Three Months Ending		Change		Six Months Ending		Change
	June 30,		2010 vs 2009		June 30,		2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except percentages)
Contingent consideration	$92,037	$—	$92,037	—	$95,485	$—	$95,485	—
As a result of the acquisition of Proteolix, we made a payment of $40.0 million in April 2010 and may be required to pay up to an additional $535.0 million in four earnout payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones. We recorded a non-current liability for this contingent consideration related to the four earnout payments with a fair value of $256.0 million at June 30, 2010 based upon a discounted cash flow model that uses significant estimates and assumptions, including the probability of technical and regulatory success (“PTRS”) of the product candidate, carfilzomib. The increase in contingent consideration expense is due to the change in the fair value of the recognized amount of the non-current liability for contingent consideration. The change in the fair value resulted from an increase in the PTRS and the passage of time. In June 2010, positive data was presented for the 006 carfilzomib trial, a phase 1b multicenter dose escalation study of carfilzomib plus lenalidomide and low-dose dexamethasone in relapsed and refractory multiple myeloma patients. In July 2010, positive data was also presented for the 003-A1 carfilzomib trial, an open label, single-arm phase 2b study of single-agent carfilzomib in relapsed and refractory multiple myeloma patients. The data from the 006 and 003-A1 trials positively impacted the PTRS. Any further changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations.
Investment Income
Investment income consists of interest income and realized gains or losses from the sale of marketable equity investments. We had investment income of $0.8 million for the three months ended June 30, 2010, a decrease of $0.2 million, or 20%, from $1.0 million in the same period in 2009. For the six months ended June 30, 2010, we recorded investment income of $1.6 million, a decrease of $0.5 million, or 24%, from $2.1 million in the same period in 2009. These decreases were primarily due to lower effective interest rates in the market.
Interest Expense
Interest expense of $4.8 million and $9.5 million for the three and six months ended June 30, 2010, respectively, primarily relates to the 4.0% convertible senior notes due 2016 issued in August 2009, and includes non-cash imputed interest expense of $2.2 million and $4.4 million, respectively, as a result of the application of ASC Subtopic 470-20.
Liquidity and Capital Resources
With the exception of the profitability we achieved for the years ended December 31, 2009 and 2008, we have incurred significant annual net losses since our inception, and we have relied primarily on public and private financing to fund our operations.
At June 30, 2010, we had cash, cash equivalents and current and non-current marketable securities of $527.0 million, compared to $587.3 million at December 31, 2009. The decrease of $60.3 million was primarily attributable a $40.0 million payment to former Proteolix stockholders in April 2010 for the achievement of a development milestone and a $20.0 million payment to S*BIO in May 2010 for the expansion and acceleration of the development collaboration program for ONX 0803 and ONX 0805.
Our investment portfolio includes $33.7 million of AAA rated securities with an auction reset feature (“auction rate securities”) that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the remaining balance of auction rate securities as non-current marketable securities in the accompanying unaudited Condensed Consolidated Balance Sheet. We have determined the fair value to be $31.6 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $2.1 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. An increase in either of these assumptions could result in a $1.3 million decrease in value. Alternatively, a decrease in either of the assumptions could result in a $1.4 million increase in value.
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
We believe that our existing capital resources and interest thereon will be sufficient to fund our current and planned operations for at least the next twelve months. However, if we change our development plans, including acquiring or developing additional product candidates or complementary businesses, we may need additional funds sooner than we expect. We anticipate that our co-development costs for the Nexavar program may increase over the next several years as we continue to fund our share of the clinical development program and prepare for the potential product launches throughout the world. In addition, we anticipate that we will incur expenses for the development of ONX 0801 and, if we exercise one or both of our options, ONX 0803 and ONX 0805, we will be required to pay significant license fees and will incur development expenses.
We also anticipate that we will incur cash outlays to conduct and support additional clinical trials both currently underway and planned for the development of carfilzomib and Proteolix’s other development candidates. Further, we may be obligated to make up to an additional $535.0 million of contingent earn-out payments upon the achievement of regulatory approvals for carfilzomib in the U.S. and Europe, and payable in either cash or common stock, at our discretion. The terms of the development and license agreement dated November 6, 2008 with BTG provide that we may be required to make payments to BTG of up to $65.0 million upon the attainment of certain global development and regulatory milestones, plus additional milestone payments upon the achievement of certain marketing approvals and commercial milestones.
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
Recent Accounting Pronouncements
In October 2009, the FASB issued Accounting Standard Update No. 2009-13, Multiple Deliverable Revenue Arrangements, or ASU 2009-13, impacting the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. Additionally, ASU 2009-13 modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. This ASU will be effective for periods beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. We have elected to adopt ASU 2009-13 effective January 1, 2010 and determined that the adoption did not have a material impact on our financial statements.
In April 2010, the FASB issued Accounting Standard Update No. 2010-17 Milestone Method of Revenue Recognition, or ASU 2010-17, to (1) limit the scope of this ASU to research or development arrangements and (2) require that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The ASU will be effective for periods beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. We have elected to adopt ASU 2009-13 effective January 1, 2010 and determined that the adoption did not have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. Under our policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds and investment grade government and non-government debt securities. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase or decrease by 100 basis points, or 1%, as of June 30, 2010, the fair value of our portfolio would decline or increase, respectively, by approximately $1.1 million. Additionally, a hypothetical increase or decrease of 1% in market interest rates during the three and six months ended June 30, 2010 would have resulted in a change of $1.2 million or $2.6 million in our net income for the three and six months ended June 30, 2010, respectively.
The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at:

	June 30, 2010			December 31, 2009
		Fair Value	Average		Fair Value	Average
	Maturity	(In millions)	Interest Rate	Maturity	(In millions)	Interest Rate
Cash equivalents, fixed rate	0 - 3 months	$256.5	0.09%	0 - 3 months	$103.2	0.11%
Marketable securities, fixed rate	0 - 16 months	$222.9	0.89%	0 - 12 months	$479.6	0.53%
Liquidity Risk
Our investment portfolio includes $33.7 million of AAA rated auction rate securities collateralized by student loans. Since February 2008, securities of this type have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the remaining balance of auction rate securities as non-current marketable securities on the accompanying unaudited Condensed Consolidated Balance Sheet. We have determined the fair value to be $31.6 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $2.1 million through accumulated other comprehensive loss instead of earnings because we have deemed the impairment of these securities to be temporary.
Foreign Currency Exchange Rate Risk
A majority of Nexavar sales are generated outside of the United States, and a significant percentage of Nexavar commercial and development expenses are incurred outside of the United States. In addition, some of our clinical trials are conducted outside of the United States. Fluctuations in foreign currency exchange rates affect our operating results. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. dollars for presentation in our financial statements, as well as our net sales, cost of goods sold and operating margins. The primary foreign currency in which we have exchange rate fluctuation exposure is the Euro. A hypothetical increase or decrease of 1% in exchange rates between the Euro and U.S. Dollar during the three and six months ended June 30, 2010 would have resulted in a change in our net loss of $0.2 million and $0.4 million, respectively, based on our expected exposure to the Euro. We utilize a Euro to U.S. Dollar exchange rate based on average exchange rates for the reporting period.

As we expand, we could be exposed to exchange rate fluctuation in other currencies. Exchange rates between foreign currencies and U.S. dollars have fluctuated significantly in recent years and may do so in the future. We did not hold any derivative instruments as of June 30, 2010, and we have not held derivative instruments in the past. However, our investment policy does allow us to use derivative financial instruments for the purposes of hedging foreign currency denominated obligations and commencing in the third quarter of 2010 we began entering into transactions to manage our exposure to fluctuations in foreign currency exchange rates. These contracts are intended to reduce the effects of variations in currency exchange rates, but may expose us to the risk of financial loss in certain circumstances. Our cash flows are denominated in U.S. dollars.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2010 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting: In November 2009, the Company acquired Proteolix, Inc. The Company does not expect the acquisition to materially affect its internal control over financial reporting. The Company is expanding the scope of a number of its internal processes to include the former operations of Proteolix that were not yet fully integrated into our existing internal control processes at June 30, 2010. There were no other changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls: Internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective at the reasonable assurance level to ensure the information required to be disclosed in this report is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
In May 2009, we filed a complaint against Bayer Corporation and Bayer A.G. in the United States District Court for the Northern District of California under the caption Onyx Pharmaceuticals, Inc. v. Bayer Corporation and Bayer AG, Case No. CV09-2145 MHP (N.D. Cal.). In the complaint, we have asserted our rights under the Collaboration Agreement to fluoro-sorafenib, an anti-cancer compound that Bayer is developing and to which Bayer refers as regorafenib, its International Nonproprietary Name. Fluoro-sorafenib has the same chemical structure as sorafenib (Nexavar), except that a single fluorine atom has been substituted for a hydrogen atom. Bayer is currently conducting trials of fluoro-sorafenib in mixed solid tumors, gastrointestinal stromal tumors (GIST) kidney, colorectal and liver cancer and has initiated a Phase 3 clinical trial in metastatic colorectal carcinoma. In the lawsuit, we allege that fluoro-sorafenib was discovered during joint research between us and Bayer and we are seeking monetary damages and a court ruling that we have certain rights to fluoro-sorafenib under the collaboration agreement. Bayer has asserted that we have no such rights. In June 2010, we filed an amended complaint to include an allegation that Bayer has prejudiced the value of Nexavar by reason of its interest in other drugs, including fluoro-sorafenib. The litigation is currently in the discovery phase.
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
Nexavar generated all of our commercial revenues for the quarter ended June 30, 2010, which we rely on to fund our operations. Unless we can successfully commercialize one of our other product candidates, we will continue to rely on Nexavar to generate substantially all of our revenues and fund our operations. All of our other product candidates are still development stage and we may never obtain approval of or earn revenues from any of our product candidates. If for any reason we became unable to continue selling or further developing Nexavar, our business would be seriously harmed and could fail.
Nexavar faces significant competition. If Nexavar is unable to successfully compete against existing and future therapies, our business would be harmed.*
There are many existing approaches used in the treatment of unresectable liver cancer including alcohol injection, radiofrequency ablation, chemoembolization, cryoablation and radiation therapy. While Nexavar is the first systemic therapy to demonstrate a survival benefit for patients with unresectable liver cancer, several other therapies are in development, including Bristol-Myers Squibb’s brivanib, a Vascular Endothelial Growth Factor Receptor 2 (VEGFR 2) inhibitor. If Nexavar is unable to compete or be combined successfully with existing approaches or if new therapies are developed for unresectable liver cancer, our business would be harmed.
There are several competing therapies approved for the treatment of advanced kidney cancer, including Sutent, a multiple kinase inhibitor marketed in the United States, the European Union and other countries by Pfizer; Torisel, an mTOR inhibitor marketed in the United States, the European Union and other countries by Wyeth; Avastin, an angiogenesis inhibitor approved for the treatment of advanced kidney cancer in the United States and the European Union and marketed by Genentech, a member of the Roche Group; Afinitor, an mTOR inhibitor marketed in the United States and the European Union by Novartis; and GlaxoSmithKline’s Votrient, a multiple kinase inhibitor recently approved by the FDA. Nexavar’s U.S. market share in advanced kidney cancer has declined following the introduction of these products into the market. We expect competition to increase as additional products are approved to treat advanced kidney cancer. The successful introduction of other new therapies, including generic versions of competing therapies, to treat advanced kidney cancer could significantly reduce the potential market for Nexavar in this indication.
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
A demonstrated survival benefit is often an important element in determining standard of care in oncology. We did not demonstrate a statistically significant overall survival benefit for patients treated with Nexavar in our Phase 3 kidney cancer trial, which we believe was due in part to the crossover of patients from placebo to Nexavar during the conduct of our pivotal clinical trial. Competitors with statistically significant overall survival data could be preferred in the marketplace. The FDA approval of Nexavar permits Nexavar to be marketed as an initial, or first-line, therapy and subsequent lines of therapy for the treatment of advanced kidney cancer, but approvals in some other regions do not. For example, the European Union approval indicates Nexavar only for advanced kidney cancer patients that have failed prior cytokine therapy or whose physicians deem alternate therapies inappropriate. We may be unable to compete effectively against competitive products with broader or different marketing authorizations in one or more countries.
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
We are dependent upon our collaborative relationship with Bayer to further develop, manufacture and commercialize Nexavar. There may be circumstances that delay or prevent Bayer’s ability to develop, manufacture and commercialize Nexavar. Bayer’s interest in other anti-cancer drugs, including potentially fluoro-sorafenib, may reduce its incentive to develop and commercialize Nexavar.*
Our strategy for developing, manufacturing and commercializing Nexavar depends in large part upon our relationship with Bayer. If we are unable to maintain our collaborative relationship with Bayer, we may be unable to continue development, manufacturing and marketing activities at our own expense. If we were able to do so on our own, this would significantly increase our capital and infrastructure requirements, would necessarily impose delays on development programs, may limit the indications we are able to pursue and could prevent us from effectively developing and commercializing Nexavar. Disputes with Bayer may delay or prevent us from further developing, manufacturing or commercializing or increasing the sales of Nexavar, and could lead to additional litigation or arbitration against Bayer, which could be time consuming and expensive.
We are subject to a number of risks associated with our dependence on our collaborative relationship with Bayer, including:
•	decisions by Bayer regarding the amount and timing of resource expenditures for the development and commercialization of Nexavar;

•	possible disagreements as to development plans, clinical trials, regulatory marketing or sales;

•	our inability to co-promote Nexavar in any country outside the United States, which makes us solely dependent on Bayer to promote Nexavar in foreign countries;

•	Bayer’s right to terminate the collaboration agreement on limited notice in certain circumstances involving our insolvency or material breach of the agreement;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•	the development or acquisition by Bayer of competing products, including fluoro-sorafenib;

•	adverse regulatory or legal action against Bayer resulting from failure to meet healthcare industry compliance requirements in the promotion and sale of Nexavar, including federal and state reporting requirements;

•	changes in key management personnel at Bayer, including Bayer’s representatives on the collaboration’s executive team; and

•	disagreements with Bayer regarding interpretation or enforcement of the collaboration agreement.
We have limited ability to direct Bayer in its promotion of Nexavar and we may be unable to obtain any remedy against Bayer. Bayer may not have sufficient expertise to promote or obtain reimbursement for oncology products in foreign countries and may fail to devote appropriate resources to this task. In addition, Bayer may establish a sales and marketing infrastructure for Nexavar outside the United States that is too large and expensive in view of the magnitude of the Nexavar sales opportunity or establish this infrastructure too early in view of the ultimate timing of potential regulatory approvals. Because we share in the profits and losses arising from sales of Nexavar outside of the United States (except in Japan), we are at risk with respect to the success or failure of Bayer’s commercial decisions related to Nexavar as well as the extent to which Bayer succeeds in the execution of its strategy.
Bayer’s development of other products, including fluoro-sorafenib, may affect Bayer’s incentives to develop and commercialize Nexavar that are different from our own. Our litigation against Bayer regarding flouro-sorafenib, which is a single atom variant of sorafenib, may be time consuming and expensive, and may be a distraction to our management. If it is ultimately determined that Onyx has no rights to fluoro-sorafenib and if Bayer obtains approval for this product, it would likely compete with and cannibalize sales of Nexavar, thereby harming our business. Bayer has disclosed a clinical development plan for fluoro-sorafenib that includes tumor types for which Nexavar has been approved (renal cell carcinoma and hepatocellular carcinoma), as well as tumor types for which Nexavar is in development (colorectal cancer). In June 2010, we filed an amended complaint in our pending litigation against Bayer to include an allegation that Bayer has prejudiced the value of Nexavar by reason of its interest in other drugs, including fluoro-sorafenib.
Under the terms of the collaboration agreement, we and Bayer must agree on the development plan for Nexavar. If we and Bayer cannot agree, clinical trial progress could be significantly delayed or halted. Further, if we or Bayer cease funding development of Nexavar under the collaboration agreement, then that party will be entitled to receive a royalty, but not to share in profits. Bayer could, upon 60 days notice, elect at any time to terminate its co-funding of the development of Nexavar. If Bayer terminates its co-funding of Nexavar development, further development of Nexavar could be delayed and we may be unable to fund the development costs on our own and may be unable to find a new collaborator.
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
Our collaboration agreement with Bayer will terminate when patents expire that were issued in connection with product candidates discovered under that agreement, or at the time when neither we nor Bayer are entitled to profit sharing under that agreement, whichever is later. The worldwide patents and patent applications covering Nexavar are owned by Bayer and certain Nexavar patents are licensed to us through our collaboration agreement. We have no control over the filing, strategy, or prosecution of the Nexavar patent applications nor of enforcement or defense of the Nexavar patents outside the United States.
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
Similarly, outside the United States, generic companies or other competitors may challenge the scope, validity or enforceability of the Nexavar patents, requiring Bayer and us to engage in complex, lengthy and costly litigation or other proceedings. Generic companies may develop, seek approval for, and launch generic versions of Nexavar. For example, a generic version of Nexavar has been launched in Peru and Cipla recently received approval to launch its version of sorafenib in India at a price that is significantly less than that charged for Nexavar in India. Bayer has ongoing litigations with Cipla, including a patent infringement case in India, and has requested the court to issue an injunction against Cipla. Bayer may be unsuccessful in defending or enforcing the Nexavar patents in one or more countries and could face generic competition prior to expiration of the Nexavar patents, which would harm our business.
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
Nexavar’s success in Europe and other regions, particularly in Asia Pacific, will also depend largely on obtaining and maintaining government reimbursement. For example, in Europe and in many other international markets, most patients will not use prescription drugs that are not reimbursed by their governments. Negotiating prices with governmental authorities can delay commercialization by twelve months or more. Even if reimbursement is available, reimbursement policies may adversely affect sales and profitability of Nexavar. In addition, in Europe and in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. In the Asia-Pacific region, excluding Japan, China leads in Nexavar sales, however, reimbursement typically requires multiple steps. Also, in December 2009, health authorities in China published a new National Reimbursement Drug List, or NRDL, which lists medicines that are expected to be sold at government-controlled prices. There were no targeted oncology drugs, including Nexavar, on the NRDL, however, we believe that the Ministry of Human Resource and Social Security, the group responsible for developing the NDRL, plans to establish a mechanism and framework for reimbursement of high-value innovative products, such as targeted oncology drugs. Reimbursement policies are subject to change due to economic, political or competitive factors. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending.
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
If we are not successful at completing the integration of the Proteolix organization with ours, we may not be able to realize benefits from our acquisition.
Achieving the anticipated benefits of the Proteolix acquisition will depend in part on the successful integration of Onyx’s and the former Proteolix’s technical and business operations and personnel in a timely and efficient manner. Integration requires coordination of personnel and the integration of systems, applications, policies, procedures, business processes and operations, all of which is a complex, costly and time-consuming process. The difficulties of integration include, among others:
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
Our clinical trials could take longer to complete than we project or may not be completed at all, and; we may never obtain regulatory approval for carfilzomib or any other future product candidate.*
The timing of initiation and completion of clinical trials may be subject to significant delays resulting from various causes, including actions by Bayer, scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria and shortages of available drug supply. We may face difficulties transitioning carfilzomib clinical trials to our management and difficulties developing relationships with carfilzomib development partners, including clinical research organizations, contract manufacturing organizations, key opinion leaders and clinical investigators. We may not complete clinical trials involving Nexavar, carfilzomib or any of our other product candidates as projected or at all.
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
Carfilzomib is in mid-to-late stage clinical development and ONX 0801 is in the Phase 1 clinical stage. Successful development of these compounds and our other product candidates is highly uncertain and depends on a number of factors, many of which are beyond our control. Compounds that appear promising in research or development, including Phase 2 clinical trials, may be delayed or fail to reach later stages of development or the market for a variety of reasons including:
•	nonclinical tests may show the product to be toxic or lack efficacy in animal models;

•	clinical trial results may show the product to be less effective than desired or to have harmful or problematic side effects;

•	regulatory approvals may not be received, or may be delayed due to factors such as slow enrollment in clinical studies, extended length of time to achieve study endpoints, additional time requirements for data analysis or preparation of an IND, discussions with regulatory authorities, requests from regulatory authorities for additional preclinical or clinical data, analyses or changes to study design, including possible changes in acceptable trial endpoints, or unexpected safety, efficacy or manufacturing issues;

•	difficulties formulating the product, scaling the manufacturing process or in getting approval for manufacturing;

•	manufacturing costs, pricing or reimbursement issues, or other factors may make the product uneconomical;

•	proprietary rights of others and their competing products and technologies may prevent our product from being developed or commercialized or may increase the cost of doing so; and

•	contractual rights of our collaborators or others may prevent our product from being developed or commercialized or may increase the cost of doing so.
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
We do not have the manufacturing expertise or capabilities for any current and future products and are dependent on others to fulfill our manufacturing needs, which could result in lost sales and the delay of clinical trials or regulatory approval.*
Under our collaboration agreement with Bayer, Bayer has the manufacturing responsibility to supply Nexavar for clinical trials and for commercialization. Should Bayer give up its right to co-develop Nexavar, we would have to manufacture Nexavar, or contract with another third party to do so for us. In addition, we have manufacturing responsibility for carfilzomib, ONX 0912 and ONX 0914, which we currently manufacture through third-party contract manufacturers, and have not yet established back-up manufacturers for these compounds. Under our agreement with BTG, we are responsible for all product development and commercialization activities of ONX 0801. Under our agreement with S*BIO, if we exercise our options and if S*BIO fails to supply us inventory through manufacturing, or if other specified events occur, we have co-exclusive rights (with S*BIO) to make and have made ONX 0803 and ONX 0805 for use and sale in the United States, Canada and Europe.
We lack the resources, experience and capabilities to manufacture Nexavar or any other product candidate on our own and would require substantial funds and time to establish these capabilities. Consequently, we are, and expect to remain, dependent on third parties for manufacturing. These parties may encounter difficulties in production scale-up, production yields, control and quality assurance, regulatory status or shortage of qualified personnel. They may not perform as agreed or may not continue to manufacture our products for the time required to test or market our products. They may fail to deliver the required quantities of our products or product candidates on a timely basis and at commercially reasonable prices. For example, we utilize a sole manufacturer for carfilzomib, and if this manufacturer became unable to deliver our required quantities of carfilzomib on a timely basis, or ceased production, we would experience delays in our clinical trial schedule and the regulatory approval process, and may be required to find an alternative manufacturer. In addition, marketed drugs and their contract manufacturing organizations are subject to continual review, including review and approval of their manufacturing facilities. Discovery of previously unknown problems with a medicine may result in restrictions on its permissible uses, or on the manufacturer, including withdrawal of the medicine from the market. The FDA and similar foreign regulatory authorities may also implement additional new standards, or change their interpretation and enforcement of existing standards and requirements for the manufacture, packaging or testing of products at any time. If we or our third party manufacturers are unable to comply or if we fail to maintain regulatory approval, this will impair our ability to meet the market demand for our approved drugs, delay ongoing clinical trials of our product candidates or delay our drug applications for regulatory approval. If these third parties do not adequately perform, we may be forced to incur additional expenses to pay for the manufacture of products or to develop our own manufacturing capabilities. In addition, we could be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business.

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
We may incur significant liability if it is determined that we are promoting the “off-label” use of drugs or are otherwise found in violation of federal and state regulations related to the promotion of drugs in the United States or elsewhere.
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
As a result of the acquisition of Proteolix, we made a payment of $40.0 million in April 2010 and may be required to pay up to an additional $535.0 million in four earnout payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones. We recorded a liability for this contingent consideration for the four earnout payments with a fair value of $256.0 million at June 30, 2010 based upon a discounted cash flow model that uses significant estimates and assumptions. Any changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations. In addition, the terms of the development and license agreement dated November 6, 2008 with BTG provide that we may be required to make payments to BTG of up to $65.0 million upon the attainment of certain global development and regulatory milestones, plus additional milestone payments upon the achievement of certain marketing approvals and commercial milestones.
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
Our stock price is volatile and is likely to continue to be volatile. In the period beginning January 1, 2007 and ending June 30, 2010, our stock price ranged from a high of $59.50 and a low of $10.74. A variety of factors may have a significant effect on our stock price, including:
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
We have a history of losses, and we may be unable to sustain profitability.*
For the three and six months ended June 30, 2010, we reported a net loss of $97.2 million and $109.2 million, respectively, following two consecutive years of achieving profitability in the amounts of $16.2 million and $1.9 million for the years ended December 31, 2009 and 2008, respectively. However, prior to these periods, we have sustained substantial losses. As of June 30, 2010, we had an accumulated deficit of approximately $563.8 million. We have incurred losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We might incur operating losses in the future as we expand our development and commercial activities for our products, compounds and product candidates.
We have made, and plan to continue to make, significant expenditures towards the development and commercialization of Nexavar. We may never realize sufficient product sales to offset these expenditures. In addition, we will require significant funds for the research and development, and if approved, commercialization of ONX 0801, carfilzomib and our other product candidates. Upon the attainment of specified milestones, we are required to make milestone payments to BTG. Similarly, with the acquisition of Proteolix, we made a payment of $276.0 million in cash upon closing, a $40.0 million milestone related payment in April 2010 and may be required to make up to $535.0 million in earn-out payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones. Exercising any of our option rights under our agreement with S*BIO will also cause us to incur additional operating expenses. Our ability to achieve and maintain consistent profitability depends upon success by us and Bayer in marketing Nexavar in approved indications and the successful development and regulatory approvals of Nexavar in additional indications, obtaining regulatory approval for and successfully commercializing carfilzomib, and control of our operating expenses.
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
Our operating results could be adversely affected by product sales occurring outside the United States and fluctuations in the value of the United States dollar against foreign currencies or unintended consequences from our currency contracts.*
A majority of Nexavar sales are generated outside of the United States, and a significant percentage of Nexavar commercial and development expenses are incurred outside of the United States. Under our collaboration agreement, we are currently funding 50% of mutually agreed development costs worldwide, excluding Japan. In all foreign countries, except Japan, Bayer first receives a portion of product revenues to repay Bayer for its foreign commercialization infrastructure, after which we receive 50% of net profits on sales of Nexavar. Bayer is funding 100% of development costs in Japan and pays us a single-digit royalty on Nexavar sales in Japan. Therefore, when these sales and expenses are translated into U.S. dollars by Bayer in determining amounts payable to us or payable by us, we are exposed to fluctuations in foreign currency exchange rates. In July 2010 we began entering into transactions to manage our exposure to fluctuations in foreign currency exchange rates. These contracts are intended to reduce the effects of variations in currency exchange rates. Such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which there is a change in the expected differential between the underlying exchange rate in the contracts and actual exchange rate.
The primary foreign currency in which we have exchange rate fluctuation exposure is the Euro. As we expand our business geographically, we could be exposed to exchange rate fluctuation in other currencies. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may do so in the future. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results.
Changes in accounting may affect our financial position and results of operations.*
U.S. generally accepted accounting principles and related implementation guidelines and interpretations can be highly complex and involve subjective judgments. Changes in these rules or their interpretation, the adoption of new pronouncements or the application of existing pronouncements to changes in our business could significantly affect our financial position and results of operations.
For example, in May 2008, Accounting Standards Codification, or ASC, Subtopic 470-20 was issued. Under ASC Subtopic 470-20 issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. We adopted ASC 470-20 beginning January 1, 2009. Based on the requirements of ASC 470-20, we reported imputed interest expense related to the 2016 Notes of approximately $2.2 million and $4.4 million for the three and six months ended June 30, 2010.
In December 2007, the FASB issued ASC Topic 805. which establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any non-controlling interests in the acquired target in a business combination. ASC Topic 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. We adopted ASC Topic 805 as of January 1, 2009, which had a material impact on the accounting for our acquisition of Proteolix in November 2009. Additionally, any changes in the fair value of the contingent consideration liability that resulted from the Proteolix acquisition could have a material impact on our financial position and results of operations.
In October 2009, the FASB issued ASU 2009-13, impacting the determination of when the individual deliverables included in a multiple element arrangement may be treated as separate units of accounting. Additionally, ASU 2009-13 modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. In April 2010, the FASB issued ASU 2010-17, to (1) limit the scope of this ASU to research or development arrangements and (2) require that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. Entities can apply ASU 2009-13 and ASU 2010-17 prospectively to milestones achieved after adoption, and retrospective application to all prior periods is also permitted.
We elected to early adopt ASU 2009-13 and ASU 2010-17 effective January 1, 2010, and we determined that adoption of these new pronouncements did not have a material impact on our financial statements. However, if we account for new transactions that we may enter into under ASU 2009-13 and ASU 2010-17 and subsequently determine that such transactions need to be accounted for in a different manner, this could have a material impact on our financial position and results of operations. As a result, we may be required to restate our results for prior periods. Such restatements could cause a loss of investor confidence in our financial reporting or lead to claims against us, resulting in a decrease in the trading price of shares of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

2.1†*(1)	Agreement and Plan of Merger dated as of October 10, 2009 among Onyx Pharmaceuticals, Inc., Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC

3.1 (2)	Restated Certificate of Incorporation of the Company.

3.2 (3)	Amended and Restated Bylaws of the Company.

3.3 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (2)	Specimen Stock Certificate.

4.3(6)	Indenture dated as of August 12, 2009 between Onyx Pharmaceuticals, Inc. and Wells Fargo Bank, National Association

4.4(6)	First Supplemental Indenture dated as of August 12, 2009 between Onyx Pharmaceuticals, Inc. and Wells Fargo Bank, National Association

4.5(6)	Form of 4.00% Convertible Senior Note due 2016

10.13 (i) (7) +	2005 Equity Incentive Plan, as amended

10.30+(8)	Letter Agreement between the Company and Michael Kauffman, M.D., effective as of April 1, 2010.

31.1 (9)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (9)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (9)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

*	Certain schedules related to identified agreements and persons have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 13, 2009.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(3)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on December 5, 2008.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(6)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.

(7)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 28, 2010.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(9)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.
Date: August 4, 2010	By:	/s/ N. Anthony Coles
N. Anthony Coles
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2010	By:	/s/ Matthew K. Fust
Matthew K. Fust
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1†*(1)	Agreement and Plan of Merger dated as of October 10, 2009 among Onyx Pharmaceuticals, Inc., Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC

3.1 (2)	Restated Certificate of Incorporation of the Company.

3.2 (3)	Amended and Restated Bylaws of the Company.

3.3 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (2)	Specimen Stock Certificate.

4.3(6)	Indenture dated as of August 12, 2009 between Onyx Pharmaceuticals, Inc. and Wells Fargo Bank, National Association

4.4(6)	First Supplemental Indenture dated as of August 12, 2009 between Onyx Pharmaceuticals, Inc. and Wells Fargo Bank, National Association

4.5(6)	Form of 4.00% Convertible Senior Note due 2016

10.13 (i) (7) +	2005 Equity Incentive Plan, as amended

10.30+(8)	Letter Agreement between the Company and Michael Kauffman, M.D., effective as of April 1, 2010

31.1 (9)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (9)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (9)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

*	Certain schedules related to identified agreements and persons have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 13, 2009.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 5, 2008.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(6)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.

(7)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 28, 2010.

(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(9)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.