Form 10-Q
period 2010-09-30
ONYX PHARMACEUTICALS INC
filed 2010-11-03
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of outstanding shares of the registrant’s common stock, $0.001 par value, was 62,742,709 as of October 29, 2010.

INDEX

Page
PART I: FINANCIAL INFORMATION	3
Item 1. Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets — September 30, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Operations —Three and nine months ended September 30, 2010 and 2009	4
Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2010 and 2009	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	29

PART II: OTHER INFORMATION	31
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3. Defaults Upon Senior Securities	51
Item 4. (Removed and Reserved)	51
Item 5. Other Information	51
Item 6. Exhibits	51
SIGNATURES	54
EX-10.31
EX-10.32
EX-10.33
EX-10.34
EX-10.35
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ONYX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$328,228	$107,668
Marketable securities, current	228,246	442,440
Restricted cash	31,904	27,600
Receivable from collaboration partners	46,917	51,418
Prepaid expenses and other current assets	10,602	9,597

Total current assets	645,897	638,723
Marketable securities, non-current	31,555	37,174
Property and equipment, net	6,190	7,473
Intangible assets — in-process research and development	438,800	438,800
Goodwill	193,675	193,675
Other assets	38,284	8,835

Total assets	$1,354,401	$1,324,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$956	$1,363
Accrued liabilities	11,514	11,852
Accrued clinical trials and related expenses	11,430	13,815
Accrued compensation	7,587	13,148
Liability for contingent consideration, current	—	40,000
Escrow account liability	31,627	27,600

Total current liabilities	63,114	107,778

Convertible senior notes due 2016	150,340	143,669
Liability for contingent consideration, non-current	261,635	160,528
Deferred tax liability	157,090	157,090
Other liabilities	16,537	5,059

Commitments and contingencies

Stockholders’ equity:
Common stock	62	62
Receivable from stock option exercises	—	(5)
Additional paid-in capital	1,229,196	1,207,010
Accumulated other comprehensive loss	(1,298)	(1,962)
Accumulated deficit	(522,275)	(454,549)

Total stockholders’ equity	705,685	750,556

Total liabilities and stockholders’ equity	$1,354,401	$1,324,680

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	( In thousands, except per share amounts )
Revenue:
Revenue from collaboration agreement	$63,696	$69,137	$195,372	$183,074
License revenue	59,165	—	59,165	—

Total operating revenue	122,861	69,137	254,537	183,074

Operating expenses:
Research and development	44,568	35,635	131,394	92,478
Selling, general and administrative	25,924	23,440	77,293	68,899
Contingent consideration	5,622	—	101,107	—

Total operating expenses	76,114	59,075	309,794	161,377

Income (loss) from operations	46,747	10,062	(55,257)	21,697
Investment income	628	1,015	2,198	3,108
Interest expense	(4,943)	(2,255)	(14,467)	(2,255)
Other expense	(862)	—	(862)	—

Income (loss) before provision (benefit) for income taxes	41,570	8,822	(68,388)	22,550
Provision (benefit) for income taxes	70	589	(662)	878

Net income (loss)	$41,500	$8,233	$(67,726)	$21,672

Net income (loss) per share:
Basic	$0.66	$0.14	$(1.08)	$0.37

Diluted	$0.66	$0.14	$(1.08)	$0.37

Shares used in computing net income (loss) per share:
Basic	62,707	60,248	62,562	58,201

Diluted	62,849	60,624	62,562	58,511

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(67,726)	$21,672
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized gains on sales of current marketable securities	(90)	—
Depreciation and amortization	2,050	1,145
Stock-based compensation	16,915	16,206
Excess tax benefit from stock-based awards	—	(36)
Amortization of convertible senior notes discount and debt issuance costs	7,138	1,105
Changes in fair value of liability for contingent consideration, non-current	101,107	—
Deferred income taxes	(11,860)	—
Changes in operating assets and liabilities:
Restricted cash	(304)	—
Receivable from collaboration partners	4,501	(15,608)
Prepaid expenses and other current assets	(1,005)	446
Other assets	(18,056)	(19)
Accounts payable	(407)	1,254
Accrued liabilities	(338)	3,592
Accrued clinical trials and related expenses	(2,385)	717
Accrued compensation	(5,561)	654
Escrow liability	27	—
Other liabilities	11,478	(277)

Net cash provided by operating activities	35,484	30,851

Cash flows from investing activities:
Purchases of marketable securities	(305,345)	(525,272)
Sales of marketable securities	277,052	38,505
Maturities of marketable securities	248,860	205,000
Capital expenditures	(767)	(906)
Transfers to restricted cash	(4,000)	—
Payment for liability for contingent consideration, current	(36,000)	—

Net cash provided by (used in) investing activities	179,800	(282,673)

Cash flows from financing activities:
Repurchases of common stock	(78)	(18)
Payment to collaboration partner	—	(16,633)
Net proceeds from issuances of common stock	5,354	145,442
Proceeds from issuance of convertible senior notes	—	230,000
Convertible senior notes debt issuance costs	—	(7,250)
Excess tax benefit from stock-based awards	—	36

Net cash provided by financing activities	5,276	351,577

Net increase in cash and cash equivalents	220,560	99,755
Cash and cash equivalents at beginning of period	107,668	235,152

Cash and cash equivalents at end of period	$328,228	$334,907

Supplemental cash flow data
Cash paid during the period for income taxes	$19	$—
Cash paid during the period for interest	$9,277	$—
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other future operating periods.
The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Onyx Pharmaceuticals, Inc. (the “Company” or “Onyx”) Annual Report on Form 10-K for the year ended December 31, 2009.
Significant Accounting Policies
Other than as discussed below, there have been no material changes to the Company’s significant accounting policies, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Multiple Element Arrangements
In October 2009, the FASB issued Accounting Standard Update No. 2009-13, Multiple Deliverable Revenue Arrangements, or ASU 2009-13, to:
•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;
•	require an entity to allocate revenue in an arrangement using the best estimated selling price (“BESP”) of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price; and
•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
In the second quarter of 2010, the Company elected to early adopt this accounting guidance as of January 1, 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. The new accounting standards for revenue recognition, if applied in the same manner to the year ended December 31, 2009, would not have had a material impact on the Company’s financial statements. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition had a significant effect on revenue in periods after the initial adoption, as the Company entered into a multiple element arrangement in September 2010. Refer to Note 3 for further details.
The Company may continue to enter into multiple element arrangements, such as license and development agreements, in which a customer may purchase several deliverables. For these multiple element arrangements, the Company allocates revenue to each non-contingent element based upon the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of selling price or TPE of selling price, if either exists. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses BESP for that deliverable. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.
Foreign Currency Option Contracts
The Company has established a foreign currency hedging program to manage the economic risk of its exposure to fluctuations in foreign currency exchange rates from the Nexavar program. The Company hedges a certain portion of anticipated Nexavar cash flows owed to the Company with options, typically no more than one year into the future. The underlying exposures, both revenue and expenses, in the Nexavar program are denominated in currencies other than the U.S. Dollar, primarily the Euro and Japanese Yen. For purposes of calculating the cash flows due to the Company each quarter, the foreign currencies are converted into U.S. dollars based on average exchange rates for the reporting period. We do not enter into derivative financial contracts for speculative purposes.

The Company accounts for derivative instruments as either assets or liabilities on the balance sheet and measures them at fair value. Gains and losses resulting from changes in fair value are accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company’s current derivative instruments are not designated as hedging instruments under Accounting Standards Codification (“ASC”) 815 and are adjusted to fair value through earnings. Refer to Note 5 for further information.
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
Revenue from collaboration agreement consists of the Company’s share of the pre-tax commercial profit generated from its collaboration with Bayer, reimbursement by Bayer of the Company’s shared marketing costs related to Nexavar and royalty revenue. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. The Company records revenue from collaboration agreement on a quarterly basis. Revenue from collaboration agreement is derived by calculating net sales of Nexavar to third-party customers and deducting the cost of goods sold, distribution costs, marketing costs (including without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses and Bayer marketing services expenses), Phase 4 clinical trial costs and allocable overhead costs.
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

Revenue from collaboration agreement was $63.7 million and $195.4 million for the three and nine months ended September 30, 2010, respectively, compared to $69.1 million and $183.1 million for the three and nine months ended September 30, 2009, respectively, calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Onyx’s share of collaboration commercial profit	$56,545	$61,732	$171,607	$162,781
Reimbursement of Onyx’s shared marketing expenses	4,727	5,342	17,026	16,079
Royalty revenue	2,424	2,063	6,739	4,214

Revenue from collaboration agreement	$63,696	$69,137	$195,372	$183,074

Note 3. Agreement with Ono Pharmaceutical Co., Ltd.
In September 2010, the Company entered into an exclusive license agreement with Ono Pharmaceutical Co., Ltd., or Ono, granting Ono the right to develop and commercialize both carfilzomib and ONX 0912 for all oncology indications in Japan. The Company retains all development and commercialization rights for other countries in the Asia Pacific region, as well as in all other regions of the world, including the United States and Europe. The Company agreed to provide Ono with development and commercial supply of carfilzomib and ONX 0912 on a cost-plus basis. Ono agreed to pay the Company development and commercial milestone payments based on the achievement of pre-specified criteria. In addition, Ono agreed to share a percentage of costs incurred by the Company for the global development of carfilzomib and ONX 0912 that may support filings for regulatory approval in Japan. Ono is responsible for all development costs in support of regulatory filings in Japan as well as commercialization costs it incurs. If regulatory approval for carfilzomib and/or ONX 0912 is achieved in Japan, Ono is obligated to pay the Company double-digit royalties on net sales of the licensed compounds in Japan.
In accordance with ASU 2009-13, the Company identified the license and certain amounts of development supply to be provided in 2011 as separate non-contingent deliverables under this agreement. The Company determined that the delivered license has stand-alone value based on Ono’s internal product development capabilities. The Company identified the reimbursement of global development costs by Ono, and the future development and commercial supply arrangements, subject to future negotiation, as contingent deliverables. Contingent deliverables will be evaluated separately as the related contingency is resolved. The Company allocated consideration relating to non-contingent deliverables on the basis of their relative selling price, which is BESP because VSOE or TPE are unavailable for these elements. The objective of BESP is to determine the price at which the Company would transact a sale if the product were sold on a stand-alone basis. BESP for the license is based on discounted future projected cash flows relating to the licensed territory. Revenue allocated to the license of $59.2 million was recognized in September 2010 when all related knowledge and data had been transferred. BESP for the development supply arrangement is based on an estimated cost to produce supply plus a mark-up consistent with similar agreements. Revenue allocated to the clinical material to be delivered in 2011 will be recognized upon delivery of the bulk drug product to Ono.
A percentage of costs incurred by the Company for the global development of carfilzomib and ONX 0912 are required to be reimbursed by Ono at cost. Global development work is conducted by Onyx at Onyx’s discretion. These reimbursements will be recorded as a reduction of operating expenses by the Company. For the three and nine months ended September 30, 2010, the reimbursement of global development costs was $5.9 million, which reduced the “Research and development expenses” line item in the Condensed Consolidated Statement of Operations. In addition, because the development and commercial milestone payments are solely dependent on Ono’s performance and not on any performance obligations of the Company, revenue from the milestone payments will be recognized as the milestones are achieved. The milestone and global development support payments could total approximately $290.0 million at current exchange rates. If regulatory approval for carfilzomib and/or ONX 0912 is achieved in Japan, royalty revenue to be received from Ono will be recognized by the Company based upon the net sales of the products by Ono.
The agreement will terminate upon the expiration of the royalty terms specified for each product. In addition, Ono may terminate this agreement for certain scientific or commercial reasons with advance written notice, and either party may terminate this agreement for the other party’s uncured material breach or bankruptcy.

Note 4. Acquisition of Proteolix
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
Under the Agreement and Plan of Merger, the aggregate consideration payable by the Company to former Proteolix stockholders at closing consisted of $276.0 million in cash, less $27.6 million that is temporarily being held in an escrow account and will be released subject to terms described below under Escrow Account Liability. In addition, the Company paid $40.0 million in April 2010 related to the achievement of a development milestone, less $4.0 million that is being held in an escrow account and will be released subject to the terms described below under Escrow Account Liability, and may be required to pay up to an additional $535.0 million in earn-out payments as outlined below under Liability for Contingent Consideration.
Goodwill
The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $193.7 million, which represents the goodwill amount resulting from the acquisition. None of the goodwill is expected to be deductible for income tax purposes. The Company tests goodwill for impairment on an annual basis or sooner, if deemed necessary. As of September 30, 2010, there were no changes in the recognized amount of goodwill resulting from the acquisition of Proteolix.
Liability for Contingent Consideration
The aggregate cash consideration to former Proteolix stockholders at closing was $276.0 million and an additional $40.0 million earn-out payment was made in April 2010, 180 days after completion of enrollment in an ongoing pivotal Phase 2b clinical study involving relapsed and refractory multiple myeloma patients, known as the “003-A1” trial. The Company may also be required to pay up to an additional $535.0 million in earn-out payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones. The remaining earn-out payments will become payable in up to four additional installments, upon the achievement of regulatory approvals in the U.S. and Europe within pre-specified timeframes for carfilzomib as follows:
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
The range of the undiscounted amounts the Company could be required to pay for the remaining earn-out payments is between zero and $535.0 million. On the acquisition date, the fair value of the liability for the contingent consideration recognized was $199.0 million, of which $40.0 million related to the first milestone payment that was paid in full in April 2010 and the remaining balance of $159.0 million was classified as a non-current liability in the Condensed Consolidated Balance Sheet. The Company determined the fair value of the non-current liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. These inputs include the probability of technical and regulatory success (“PTRS”) for unapproved product candidates considering their stages of development. For the nine months ended September 30, 2010, the fair value of the non-current liability for contingent consideration increased by $101.1 million, of which $88.5 million was due to an increase in the PTRS and $12.6 million was due to the passage of time. In June 2010, positive data was presented for the 006 carfilzomib trial, a Phase 1b multicenter dose escalation study of carfilzomib plus lenalidomide and low-dose dexamethasone in relapsed and refractory multiple myeloma patients. In July 2010, positive data was also presented for the 003-A1 carfilzomib trial, an open label, single-arm Phase 2b study of single-agent carfilzomib in relapsed and refractory multiple myeloma patients. The data from the 006 and 003-A1 trials positively impacted the PTRS.

Escrow Account Liability
In accordance with the Agreement and Plan of Merger for the Proteolix acquisition, 10% of each of the total cash consideration payment in November 2009 and the first earn-out payment made to former Proteolix stockholders in April 2010 was placed in an escrow account and will be held until December 31, 2010 to secure the indemnification rights of the Company and other indemnitees with respect to certain matters, including breaches of representations, warranties and covenants of Proteolix. The escrow account is reported as restricted cash on the accompanying Condensed Consolidated Balance Sheets at December 31, 2009 and September 30, 2010.
Note 5. Derivative Instruments
The Company has established a foreign currency hedging program to manage the economic risk of its exposure to fluctuations in foreign currency exchange rates from the Nexavar program. The Company hedges a certain portion of anticipated Nexavar cash flows owed to the Company with options, typically no more than one year into the future. The underlying exposures, both revenue and expenses, in the Nexavar program are denominated in currencies other than the U.S. Dollar, primarily the Euro and Japanese Yen. For purposes of calculating the cash flows due to the Company each quarter, the foreign currencies are converted into U.S. dollars based on average exchange rates for the reporting period. We do not enter into derivative financial contracts for speculative purposes.
The Company has not designated these foreign currency option contracts as hedging instruments under ASC 815. The fair values of these foreign currency derivatives are estimated as described in Note 6, taking into consideration current market rates and the current creditworthiness of the counterparties or the Company, as applicable. The changes in fair value of these foreign currency derivatives are included in “Other expense” in the Condensed Consolidated Statements of Operations. At September 30, 2010, the Company had three outstanding foreign currency option contracts with maturity dates of December 31, 2010 ranging in U.S. dollar notional amounts from 3.8 million to 8.8 million.
At September 30, 2010, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

	Asset Derivatives		Liability Derivatives
	September 30, 2010		September 30, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedging instruments
Foreign currency option contracts	Other current assets	$6	Accrued liabilities	$440

Total		$6		$440

The effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 was as follows:

Foreign Currency Option Contracts
Three and Nine Months Ended
September 30, 2010
(In thousands)
Derivatives not designated as hedging instruments
Net loss recognized in net income (loss) (1)	$(862)

(1)	Classified in “Other expense” on the Condensed Consolidated Statement of Operations
The Company is exposed to counterparty credit risk on all of its derivative financial instruments. The Company has established and maintained strict counterparty credit guidelines and enters into derivative instruments only with financial institutions that are investment grade or better to minimize the Company’s exposure to potential defaults. The Company does not generally require collateral to be pledged under these agreements. Refer to Note 6 for further information.

Note 6. Fair Value Measurements
In accordance with ASC 820-10, the Company measures certain assets and liabilities at fair value on a recurring basis using the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers include:
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
The Company’s fair value hierarchies for its financial assets and liabilities (cash equivalents, current and non-current marketable securities, derivative instruments, convertible senior notes and current and non-current liabilities for contingent consideration), which require fair value measurement on a recurring basis are as follows:

	As of September 30, 2010
	(In thousands)
	As reflected on the
	unaudited balance
	sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$21,649	$21,649	$—	$—	$21,649
Corporate and financial institutions debt	143,116	—	143,116	—	143,116
Auction rate securities	31,855	—	300	31,555	31,855
U.S. government agencies	89,831	—	89,831	—	89,831
U.S. treasury bills	37,991	37,991	—	—	37,991
Municipal bonds	5,800	—	5,800	—	5,800
Foreign currency option contracts	6	—	6	—	6

Total	$330,248	$59,640	$239,053	$31,555	$330,248

Liabilities:
Liability for contingent consideration, non-current	$261,635	$—	$—	$261,635	$261,635
Convertible senior notes due 2016 (face value $230,000)	150,340	—	238,004	—	238,004
Foreign currency option contracts	440	—	440	—	440

Total	$412,415	$—	$238,444	$261,635	$500,079

	As of December 31, 2009
	(In thousands)
	As reflected on the
	accompanying
	balance sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$83,115	$83,115	$—	$—	$83,115
Corporate and financial institutions debt	110,644	—	110,644	—	110,644
Auction rate securities	37,274	—	100	37,174	37,274
U.S. government agencies	168,692	—	168,692	—	168,692
U.S. treasury bills	183,090	183,090	—	—	183,090

Total	$582,815	$266,205	$279,436	$37,174	$582,815

Liabilities:
Liability for contingent consideration, current and non-current	$200,528	$—	$—	$200,528	$200,528
Convertible senior notes due 2016 (face value $230,000)	143,669	—	242,098	—	242,098

Total	$344,197	$—	$242,098	$200,528	$442,626

Marketable Securities
Level 2 assets consist of debt securities issued by corporate and financial institutions and U.S. government and municipal agencies. The fair value of these securities is estimated using a weighted average price based on market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources.
Level 3 assets include securities with an auction reset feature (“auction rate securities”), which are classified as available-for-sale securities and reflected at fair value. In February 2008, auctions began to fail for these securities and each auction for the majority of these securities since then has failed. As of September 30, 2010, the fair value of each of these securities is estimated utilizing a discounted cash flow analysis that is based on a specific term and liquidity assumptions. The following table provides a summary of changes in fair value of the auction rate securities:

	Auction Rate Securities
	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Fair value at beginning of period	$37,174	$39,622
Redemptions	(5,900)	(5,450)
Transfer to Level 2	(300)	(100)
Change in valuation	581	4,338

Fair value at end of period	$31,555	$38,410

Transfers of auction rate securities from Level 3 to Level 2 are recognized when the Company becomes aware of actual redemptions of such securities. As a result of the decline in fair value of the Company’s auction rate securities, which the Company believes is temporary and attributes to liquidity rather than credit issues, the Company has recorded an unrealized loss of $1.5 million included in the accumulated other comprehensive income (loss) line of stockholders’ equity. All of the auction rate securities held by the Company at September 30, 2010 consist of securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Any future fluctuation in fair value related to the auction rate securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any decline in fair value is other than temporary, it will record a charge to earnings as appropriate.
Foreign Currency Option Contracts
Level 2 assets and liabilities include foreign currency option contracts, which are reflected at fair value. The Company has established a foreign currency hedging program to manage the economic risk of its exposure to fluctuations in foreign currency exchange rates from the Nexavar program. Refer to Note 5 for further information.
The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash, credit risk at commonly quoted intervals, spot and forward rates). Mid-market pricing is used as a practical expedient for fair value measurements. ASC 820 states that the fair value measurement of an asset or liability must reflect the non-performance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness, when in an asset position, and the Company’s creditworthiness, when in a liability position, has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.
Liability for Contingent Consideration
Level 3 liabilities include the acquisition-related non-current liability for contingent consideration the Company recorded representing the amounts payable to former Proteolix stockholders upon the achievement of specified regulatory approvals within pre-specified timeframes for carfilzomib. The fair value of this Level 3 liability is estimated using a probability-weighted discounted cash flow analysis. Subsequent changes in the fair value of this liability are recorded to the “Contingent consideration” expense line item in the Condensed Consolidated Statements of Operations under operating expenses. For the nine months ended September 30, 2010, the recognized amount of the non-current liability for contingent consideration increased by $101.1 million as the result of the change in a significant input in the discounted cash flow analysis used to calculate the fair value of the non-current liability and the passage of time. Refer to Liability for Contingent Consideration in Note 4 for further details. The following table provides a summary of the changes in the fair value of the non-current liability for contingent consideration:

Liability for Contingent Consideration
September 30, 2010
(In thousands)
Fair value at beginning of period	$200,528
Payments	(40,000)
Change in valuation	101,107

Fair value at end of period	$261,635

Transfers of these liabilities between Levels are recognized when the Company becomes aware of changes in the circumstances causing the transfer. In April 2010, the Company paid $40.0 million related to the achievement of a development milestone. Refer to Liability for Contingent Consideration in Note 4 for further details.
Convertible Senior Notes due 2016
Level 2 liabilities consist of the Company’s convertible senior notes due 2016. The fair value of these convertible senior notes is estimated by computing the fair value of a similar liability without the conversion option. Refer to Note 9 for further details on the fair value. In accordance with ASC 825-10, the estimated market value of the Company’s convertible senior notes as of September 30, 2010 was $238.0 million. The Company’s convertible senior notes are not marked-to-market and are shown at their original issuance value net of the amortized discount and the portion of the value allocated to the conversion option is included in stockholders’ equity in the accompanying unaudited Condensed Consolidated Balance Sheet at September 30, 2010.
Note 7. Marketable Securities
Marketable securities consist of securities that are classified as “available for sale.” Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings is determined using specific identification. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income. The weighted-average maturity of the Company’s current marketable securities as of September 30, 2010 was approximately four months.
Available-for-sale marketable securities consisted of the following:

	September 30, 2010
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Agency bond investments:
Current	$97,814	$21	$(6)	$97,829

Total agency bond investments	97,814	21	(6)	97,829

Corporate debt investments:
Current	130,184	252	(19)	130,417
Non-current	33,100	—	(1,545)	31,555

Total corporate investments	163,284	252	(1,564)	161,972

Total available-for-sale marketable securities	$261,098	$273	$(1,570)	$259,801

	December 31, 2009
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Agency bond investments:
Current	$349,254	$162	$(156)	$349,260

Total agency bond investments	349,254	162	(156)	349,260

Corporate debt investments:
Current	93,119	92	(31)	93,180
Non-current	39,200	—	(2,026)	37,174

Total corporate investments	132,319	92	(2,057)	130,354

Total available-for-sale marketable securities	$481,573	$254	$(2,213)	$479,614

The Company’s investment portfolio includes $33.4 million of AAA rated auction rate securities that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Due to the failures in the auction process, these securities are not currently liquid. Of the $33.4 million of par value auction rate securities, $0.3 million of securities were redeemed at par in October 2010. Therefore, the Company has classified a portion of the auction rate securities with a fair value of $0.3 million, based on the amount redeemed in October 2010, as current marketable securities and the remaining auction rate securities with an estimated fair value of $31.6 million, based on a discounted cash flow model, as non-current marketable securities on the accompanying unaudited Condensed Consolidated Balance Sheet at September 30, 2010. The Company has reduced the carrying value of the marketable securities classified as non-current by $1.5 million through accumulated other comprehensive income or loss instead of earnings because the Company has deemed the impairment of these securities to be temporary.
Note 8. Other Long-Term Assets
In December 2008, the Company entered into a development collaboration, option and license agreement with S*BIO Pte Ltd, or S*BIO. Under the terms of the agreement, in December 2008 the Company made a $25.0 million payment to S*BIO, of which the Company expensed $20.7 million as an up-front payment and recognized the remaining amount of $4.3 million as an equity investment. As a result, the accompanying unaudited Condensed Consolidated Balance Sheet at September 30, 2010 includes $4.3 million for this long-term private equity investment in other long-term assets. This equity investment is accounted for using the cost method of accounting. At September 30, 2010, there has been no impairment of the carrying value of the Company’s investment and there have been no events or changes in circumstances identified by the Company that would adversely impact the fair value of this investment.
In May 2010, the Company announced the expansion of its development collaboration, option and license agreement with S*BIO related to its novel JAK inhibitors, ONX 0803 and ONX 0805. The expanded agreement builds upon the development and commercialization collaboration between the two companies announced in January 2009. The Company provided an additional $20.0 million in funding to S*BIO to broaden and accelerate the existing development program for both compounds. S*BIO agreed to utilize the funding to continue to perform the clinical development of ONX 0803 and preclinical through clinical development of ONX 0805. The Company capitalized the $20.0 million as prepaid research and development expense and is amortizing a portion of this amount as research and development expense each period based on the actual expenses incurred by S*BIO for the development of ONX 0803 and ONX 0805.
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
Note 9. Convertible Senior Notes due 2016
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
The 2016 Notes are accounted for in accordance with ASC 470-20. Under ASC 470-20 issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument.
The following is a summary of the principal amount of the liability component of the 2016 Notes, its unamortized discount and its net carrying amount as of September 30, 2010:

	September 30, 2010
Long-term	Principal	Discount	Net Carrying Value
	(In thousands)
2016 Notes — 4.00%	$230,000	$(79,660)	$150,340
The effective interest rate used in determining the liability component of the 2016 Notes was 12.5%. The application of ASC 470-20 resulted in an initial recognition of $89.5 million as the debt discount with a corresponding increase to paid-in capital, the equity component, for the 2016 Notes. The debt discount and debt issuance costs are amortized as interest expense through August 2016. The cash interest expense for the three and nine months ended September 30, 2010 for the 2016 Notes was $2.4 million and $7.0 million, respectively, relating to the 4.0% stated coupon rate. The non-cash interest expense relating to the amortization of the debt discount for the 2016 Notes for the three and nine months ended September 30, 2010 was $2.3 million and $6.7 million, respectively.
Note 10. Stock-Based Compensation
The Company accounts for stock-based compensation to employees and directors by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period. Total employee stock-based compensation expense was $5.9 million and $16.6 million for the three and nine months ended September 30, 2010, respectively, and $5.0 million and $14.9 million for the three and nine months ended September 30, 2009, respectively.
Valuation Assumptions
As of September 30, 2010 and 2009, the weighted-average assumptions used in the Black-Scholes option-pricing model to estimate the fair value of employee stock-based awards and employee stock purchases made under the Employee Stock Purchase Plan were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock Options:
Risk-free interest rate	1.55%	2.51%	2.16%	1.89%
Expected life	4.4 years	4.3 years	4.4 years	4.3 years
Expected volatility	58%	58%	55%	65%
Expected dividends	None	None	None	None
Weighted-average option fair value	$12.21	$15.41	$13.12	$15.34

Stock Awards:
Expected life	3 years	3 years	3 years	3 years
Expected dividends	None	None	None	None
Weighted-average fair value per share	$26.38	$32.07	$29.92	$29.05

ESPP:
Risk-free interest rate	0.19%	0.31%	0.18%	0.29%
Expected life	6 months	6 months	6 months	6 months
Expected volatility	45%	56%	46%	60%
Expected dividends	None	None	None	None
Weighted-average shares fair value	$5.24	$8.16	$6.25	$9.16

Note 11. Income Taxes
The Company calculates its quarterly income tax provision in accordance with ASC 740-270, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has established and continues to maintain a valuation allowance against the majority of its deferred tax assets as the Company does not currently believe that realization of those assets is more likely than not.
For the three months ended September 30, 2010, the Company recorded an income tax expense of $70,000 primarily related to state income taxes. For the nine months ended September 30, 2010, the Company recorded an income tax benefit of $662,000 principally related to its election to carryback net operating losses under the recently enacted Worker, Homeownership and Business Association Act of 2009. The election enabled the Company to eliminate all federal Alternative Minimum Taxes (AMT) previously recorded in 2009. For the three months ended September 30, 2009, the Company calculated its income tax provision on a year-to-date basis instead of estimating its annual effective tax rate. Therefore, for the three and nine months ended September 30, 2009, the Company recorded a provision for income taxes of $589,000 and $878,000, respectively.
During the three and nine months ended September 30, 2010, the Company recorded a net increase of $11.9 million in gross unrecognized tax benefits. If the company continues to maintain a full valuation allowance on its deferred tax assets, the unrecognized tax benefits will not affect the Company’s effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. No interest or penalties have been recorded for the three and nine months ended September 30, 2010.
The Company does not expect to have any significant changes to unrecognized tax benefits over the next twelve months. The tax years from 1993 and forward remain open to examination by the federal and state taxing authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.
Note 12. Net Income (Loss) per Share
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
Dilutive potential common shares for dilutive convertible senior notes are calculated based on the “if-converted” method. Under the “if-converted” method, when computing the dilutive effect of convertible senior notes, the numerator is adjusted to add back the amount of interest and debt issuance costs recognized in the period and the denominator is adjusted to add the amount of shares that would be issued if the entire obligation is settled in shares. As of September 30, 2010, the Company’s outstanding indebtedness consisted of its 4.0% convertible senior notes due 2016.
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
The computations for basic and diluted net income (loss) per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss) — basic	$41,500	$8,233	$(67,726)	$21,672
Add: interest and issuance costs related to convertible senior notes	—	—	—	—

Net income (loss) — diluted	$41,500	$8,233	$(67,726)	$21,672

Denominator:
Weighted average common shares outstanding — basic	62,707	60,248	62,562	58,201
Dilutive effect of convertible senior notes	—	—	—	—
Dilutive effect of options	142	376	—	310

Weighted-average common shares outstanding and dilutive potential common shares — diluted	62,849	60,624	62,562	58,511

Net income (loss) per share:
Basic	$0.66	$0.14	$(1.08)	$0.37

Diluted	$0.66	$0.14	$(1.08)	$0.37

Under the “if-converted” method, 5.8 million potential common shares relating to the 2016 Notes were not included in diluted net income (loss) per share for the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009 because their effect would be anti-dilutive. Diluted net income (loss) per share does not include the effect of 5.5 million and 5.2 million stock-based awards that were outstanding during the three and nine months ended September 30, 2010, respectively, and 3.3 million and 3.9 million stock-based awards that were outstanding during the three and nine months ended September 30, 2009, respectively, because their effect would have been anti-dilutive.
The table below sets the potential common shares related to convertible notes and equity plans and the interest expense related to the convertible notes not included in dilutive shares because their effect would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Potential common shares — 2016 Notes	5,801	5,801	5,801	5,801
Potential common shares — equity plans	5,487	3,312	5,189	3,897
2016 Notes interest and issuance expense not added back under the “if-converted” method	$(4,824)	$(2,255)	$(14,115)	$(2,255)
Note 13. Comprehensive Income (Loss)
Comprehensive income (loss) is composed of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net income and reported separately in stockholders’ equity. Comprehensive income and its components are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Net income (loss)	$41,500	$8,233	$(67,726)	$21,672
Other comprehensive income (loss):				—
Change in unrealized gain (loss) on available-for-sale securities	794	557	664	3,512

Comprehensive income (loss)	$42,294	$8,790	$(67,062)	$25,184

The activities in other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Increase (decrease) in unrealized gain (loss) on available-for-sale securities	$760	$557	$574	$3,512
Reclassification adjustment for net gains on available-for-sale securities included in net income (loss)	34	—	90	—

Change in unrealized gain (loss) on available-for-sale securities	$794	$557	$664	$3,512

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
We and Bayer are commercializing Nexavar, for the treatment of patients with unresectable liver cancer and advanced kidney cancer. Nexavar has been approved and is marketed for these indications in the United States and in the European Union, as well as other territories worldwide. In the United States, we co-promote Nexavar with Bayer. Outside of the United States, Bayer manages all commercialization activities. For the nine months ended September 30, 2010, worldwide net sales of Nexavar as recorded by Bayer were $676.7 million.
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
We and Bayer are developing and marketing Nexavar under our collaboration and co-promotion agreements. We fund 50% of the development costs for Nexavar worldwide, excluding Japan. With Bayer, we co-promote Nexavar in the United States and share equally in any profits or losses. Outside of the United States, excluding Japan, Bayer has exclusive marketing rights and we share profits equally. In Japan, Bayer funds all product development, and we receive a royalty on any sales. Our collaboration agreement with Bayer provides that if we are acquired by another entity by reason of merger, consolidation or sale of all or substantially all of our assets, or if a single entity other than Bayer or its affiliate acquires ownership of a majority of our outstanding voting stock, and Bayer does not consent to the transaction, then for 60 days following the transaction, Bayer may elect to terminate our co-development and co-promotion rights under the collaboration agreement and convert our profit sharing interest under that agreement into a royalty based on any sales of Nexavar and other collaboration products. However, the royalty formula used will depend on the timing of any such transaction. In particular, the application of the royalty formula to transactions that close on or before December 20, 2010, the fifth anniversary of the initial regulatory approval of Nexavar, could substantially reduce the economic value derived from the sales of Nexavar to us or our successor as compared to the economic value of the profit share interest we would receive absent such an acquisition transaction. However, in the event of an acquisition transaction that closes on or after December 20, 2010, we believe the economic value of a royalty amount, which would depend in part on the expected profitability of Nexavar for the remaining patent life of Nexavar, should be substantially equivalent to the economic value of the profit share interest for Nexavar during the remaining patent life absent such an acquisition transaction.

In November 2009, we made a significant move towards achieving our goal in becoming a multi-product portfolio company by acquiring Proteolix, Inc., or Proteolix, a privately-held biopharmaceutical company located in South San Francisco, California. Proteolix focused primarily on the discovery and development of novel therapies that target the proteasome for the treatment of hematological malignancies, solid tumors and autoimmune disorders. This acquisition, which included carfilzomib, has provided us with an opportunity to expand into the hematological malignancies market. The aggregate cash consideration to former Proteolix stockholders at closing was $276.0 million with another $40.0 million paid in April 2010 upon the achievement of a pre-specified milestone. In addition, we may be required to pay up to an additional $535.0 million in earn-out payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones.
In September 2010, we entered into an exclusive license agreement with Ono Pharmaceutical Co., Ltd., or Ono, granting Ono the right to develop and commercialize both carfilzomib and ONX 0912 for all oncology indications in Japan. We retain development and commercialization rights for all other countries. We agreed to provide Ono with development and commercial supply of carfilzomib and ONX 0912 on a cost-plus basis. Ono agreed to pay us development and commercial milestone payments based on the achievement of pre-specified criteria. In addition, Ono agreed to share a percentage of costs incurred by us for the global development of carfilzomib and ONX 0912 that may support filings for regulatory approval in Japan. The milestone and development support payments could total approximately $290.0 million at current exchange rates. Ono is responsible for all development costs in support of regulatory filings in Japan as well as commercialization costs it incurs. If regulatory approval for carfilzomib and/or ONX 0912 is achieved in Japan, Ono is obligated to pay us double-digit royalties on net sales of the licensed compounds in Japan.
We have also expanded our development pipeline through the acquisition of rights to development-stage novel anticancer agents. In November 2008, we entered into an agreement to license worldwide development and commercialization rights to ONX 0801, previously known as BGC 945, from BTG International Limited, or BTG, a London-based specialty pharmaceuticals company. ONX 0801 is in clinical development and is believed to work by combining two established approaches to improve outcomes for cancer patients, selectively targeting tumor cells through the alpha-folate receptor, which is overexpressed in a number of tumor types, and inhibiting thymidylate synthase, a key enzyme responsible for cell growth and division. In December 2008, we acquired options to license SB1518 (designated by Onyx as ONX 0803) and SB1578 (designated by Onyx as ONX 0805), which are both Janus Kinase, or JAK, inhibitors, from S*BIO Pte Ltd, or S*BIO, a Singapore-based company. The activation of JAK stimulates blood cell production and the JAK pathway is known to play a critical role in the proliferation of certain types of cancer cells and in the anti-inflammatory pathway. ONX 0803 is in multiple Phase 1 studies and ONX 0805 is in preclinical development. For the nine months ended September 30, 2010, we reported a net loss of $67.7 million. With the exception of the years ended December 31, 2009 and 2008, we have incurred annual net losses since our inception. Our ability to achieve sustainable profitability is uncertain and is dependent on a number of factors. These factors include, but are not limited to, the level of patient demand for Nexavar, the ability of Bayer’s distribution network to process and ship product on a timely basis, investments in sales and marketing efforts to support the sales of Nexavar, Bayer and our investments in the research and development of Nexavar, fluctuations in foreign exchange rates and expenditures we may incur to acquire or develop and commercialize carfilzomib and other additional products. Our operating results will likely fluctuate from quarter to quarter and from year to year, and are difficult to predict. Since inception, we have relied on public and private financings, combined with milestone payments from our collaborators, to fund our operations and may continue to do so in future periods. As of September 30, 2010, our accumulated deficit was approximately $522.3 million.
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
Critical Accounting Policies and the Use of Estimates
Critical accounting policies are those that require significant estimates, assumptions and judgments by management about matters that are inherently uncertain at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Reference is made to “Critical Accounting Policies, Estimates and Judgments” included in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no changes to our critical accounting policies since we filed our 2009 Annual Report on Form 10-K with the Securities and Exchange Commission, or SEC, except as described below:
Multiple Element Arrangements
In October 2009, the FASB issued Accounting Standard Update No. 2009-13, Multiple Deliverable Revenue Arrangements, or ASU 2009-13, to:
•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•	require an entity to allocate revenue in an arrangement using the best estimated selling price (“BESP”) of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence (“TPE”) of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
We elected in the second quarter of 2010 to early adopt this accounting guidance as of January 1, 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. The new accounting standards for revenue recognition, if applied in the same manner to the year ended December 31, 2009, would not have had a material impact on our financial statements. In terms of the timing and pattern of revenue recognition, the new accounting guidance for revenue recognition had a significant effect on revenue in periods after the initial adoption, as the Company entered into a multiple element arrangement in September 2010. Refer to Note 3 for further details.
We may continue to enter into multiple element arrangements, such as license and development agreements, in which a customer may purchase several deliverables. For these multiple element arrangements, we allocate revenue to each non-contingent element based upon the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, we use BESP for that deliverable. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.
Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. Changes in assumptions or judgments or changes to the elements in an arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.
Results of Operations
Three and nine months ended September 30, 2010 and 2009
Revenue
Nexavar, our only marketed product, was approved in the United States in December 2005. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the three and nine months ended September 30, 2010 and 2009, we reported no product revenue. For the three and nine months ended September 30, 2010, Nexavar net sales recorded by Bayer were $226.2 million and $676.7 million, primarily in the United States, the European Union and other territories worldwide and includes the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act. This represents a decrease of $3.1 million, or 1%, and an increase of $68.4 million, or

11%, over Nexavar net sales of $229.2 million and $608.3 million recorded by Bayer for the three and nine months ended September 30, 2009.
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
Revenue from collaboration agreement consists of our share of the pre-tax commercial profit generated from our collaboration with Bayer, reimbursement of our shared marketing costs related to Nexavar and royalty revenue. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. We record revenue from collaboration agreement on a quarterly basis. Revenue from collaboration agreement for the three and nine months ended September 30, 2010 and 2009 is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Nexavar product revenue, net (as recorded by Bayer)	$226,181	$229,243	$676,665	$608,295

Nexavar revenue subject to profit sharing (as recorded by Bayer)	$191,553	$199,774	$580,399	$548,093
Combined cost of goods sold, distribution, selling, general and administrative expenses	78,464	76,309	237,184	222,531

Combined collaboration commercial profit	$113,089	$123,465	$343,215	$325,562

Onyx’s share of collaboration commercial profit	$56,545	$61,732	$171,607	$162,781
Reimbursement of Onyx’s shared marketing expenses	4,727	5,342	17,026	16,079
Royalty revenue	2,424	2,063	6,739	4,214

Revenue from collaboration agreement	$63,696	$69,137	$195,372	$183,074

The decrease in revenue from collaboration agreement for the three months ended September 30, 2010 from the same period in 2009 is primarily due to net product revenue on the sales of Nexavar as recorded by Bayer in countries around the world decreasing as a result of pricing pressures in Europe and strengthening of the U.S. Dollar against the Euro. In addition, combined cost of goods sold and shared marketing expenses increased primarily from certain Asia-Pacific countries in advance of anticipated government reimbursement. The increase in revenue from collaboration agreement for the nine months ended September 30, 2010 from the same period in 2009 is primarily a result of increased net product revenue on sales of Nexavar as recorded by Bayer in countries around the world and royalty revenue and was partially offset by an increase to combined cost of goods sold and shared marketing expenses.
Revenue from collaboration agreement increases with increased Nexavar net revenue, or decreases with decreased Nexavar net revenue, over and above the associated cost of goods sold, distribution, selling and general administrative expenses. Increases to the associated costs of goods sold, distribution, selling and general and administrative expenses decreases revenue from collaboration agreement and decreases to these costs will increase revenue from collaboration agreement. Additionally, prolonged or profound economic downturn may result in adverse changes to product reimbursement and pricing and sales levels, which would harm our operating results. We expect Nexavar sales and Bayer’s and our shared cost of goods sold, distribution, selling and general administrative expense to increase as Bayer continues to expand Nexavar marketing and sales activities outside of the United States, particularly from certain Asia-Pacific countries.
License Revenue
License revenue for the three and nine months ended September 30, 2010 was as follows:

	Three Months Ending		Change		Nine Months Ending		Change
	September 30,		2010 vs 2009		September 30,		2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except percentages)
License revenue	$59,165	$—	$59,165	—	$59,165	$—	$59,165	—
In September 2010, the Company entered into an exclusive license agreement with Ono granting Ono the right to develop and commercialize both carfilzomib and ONX 0912 for all oncology indications in Japan. The Company retains development and commercialization rights for all other countries of the world.
In accordance with ASU 2009-13, we identified the license as one of the non-contingent deliverables under this agreement with stand-alone value. Because VSOE or TPE of selling price for this element was unavailable, the Company utilized BESP to apply the relative selling price method to allocate revenue to this element. The objective of BESP is to determine the price at which we would transact a sale if the product were sold on a stand-alone basis. Therefore, BESP for the license is based on discounted future projected cash flows relating to the licensed territory. Revenue allocated to the license of $59.2 million was recognized in September 2010 when all related knowledge and data had been transferred. Refer to Note 3 for further information.
Research and Development Expenses
Research and development expenses, as compared to the same period of the prior year were as follows:

	Three Months Ending		Change		Nine Months Ending		Change
	September 30,		2010 vs 2009		September 30,		2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except percentages)
Research and development	$44,568	$35,635	$8,933	25%	$131,394	$92,478	$38,916	42%
For the three and nine months ended September 30, 2010, research and development expenses include costs to develop our product candidates and our share of the research and development costs incurred for Nexavar by Bayer and us under our cost sharing arrangement. The increase in research and development expenses is primarily due to increases to further develop carfilzomib as a result of our acquisition of Proteolix in November 2009. This increase was partially offset by a $5.9 million reimbursement received from Ono and by lower expenses for the ONX 0801 program compared to 2009, when a milestone payment of $7.0 million was made to BTG International Limited. Under the terms of the license agreement with Ono, a percentage of the global development costs we incur for the development of carfilzomib and ONX 0912 is reimbursed by Ono. Refer to Note 3 for further information.
Our share of the research and development costs incurred for Nexavar includes 90% and 87% of the costs incurred by Bayer for Nexavar for the three and nine months ended September 30, 2010, respectively, and 83% and 79% of the costs incurred by Bayer for Nexavar for the three and nine months ended September 30, 2009, respectively. As a result of the cost sharing arrangement between us and Bayer for research and development costs, there was a net reimbursable amount of $22.7 million and $57.7 million due to Bayer for the three and nine months ended September 30, 2010, respectively, and $17.7 million and $47.8 million due to Bayer for the three and nine months ended September 30, 2009, respectively. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. If we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment. As of September 30, 2010, our share of the Nexavar development costs incurred to date under the collaboration was $570.3 million.
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
We expect our research and development expenses to increase substantially in future periods, primarily as a result of costs incurred to develop carfilzomib. We are currently conducting Phase 3, Phase 2 and Phase 1b studies in relapsed multiple myeloma, a Phase 2b study in relapsed and refractory multiple myeloma and Phase 1b/2 studies in multiple myeloma and relapsed solid tumors. We also expect our research and development activities to include developing ONX 0801 and our other product candidates. In addition, we expect our research and development expenses would increase if we exercise our options to license the rights to ONX 0803 and/or ONX 0805. S*BIO will retain responsibility for all development costs prior to the option exercise. After the exercise of our option to license rights to either compound, we would be required to assume development costs for the U.S., Canada and Europe subject to S*BIO’s option to fund a portion of the development costs in return for enhanced royalties on any future product sales. Upon the exercise of our option of either compound, S*BIO would be entitled to receive a one-time fee, milestone payments upon achievement of certain development and sales levels and royalties on any future product sales. The terms of the development and license agreement dated November 6, 2008 with BTG provide that we may be required to make payments to BTG of up to $65.0 million upon the attainment of certain global development and regulatory milestones, plus additional milestone payments upon the achievement of certain marketing approvals and commercial milestones.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, as compared to the same period of the prior year were as follows:

	Three Months Ending		Change		Nine Months Ending		Change
	September 30,		2010 vs 2009		September 30,		2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except percentages)
Selling, general and administrative	$25,924	$23,440	$2,484	11%	$77,293	$68,899	$8,394	12%
The increase in selling, general and administrative expenses were primarily due to planned increases in spending as a result of the acquisition of Proteolix, an increase in external commercial expenses and an increase in employee-related costs. Selling, general and administrative expenses consist primarily of salaries, employee benefits, consulting, advertising and promotion expenses, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs. We expect our selling, general and administrative expenses to increase due to increases in marketing expenses related to Nexavar and increases in personnel and due to preparations for the potential launch of carfilzomib.
Contingent Consideration Expense
Contingent consideration expense, as compared to the same periods of the prior year, were as follows:

	Three Months Ending		Change		Nine Months Ending		Change
	September 30,		2010 vs 2009		September 30,		2010 vs 2009
	2010	2009	$	%	2010	2009	$	%
	(In thousands, except percentages)
Contingent consideration	$5,622	$—	$5,622	—	$101,107	$—	$101,107	—
As a result of the acquisition of Proteolix, we made a payment of $40.0 million in April 2010 and may be required to pay up to an additional $535.0 million in four earn-out payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones. We recorded a non-current liability for this contingent consideration related to the four earn-out payments with a fair value of $261.6 million at September 30, 2010 based upon a discounted cash flow model that uses significant estimates and assumptions, including the probability of technical and regulatory success (“PTRS”) of the product candidate, carfilzomib. Contingent consideration expense is due to the change in the fair value of the recognized amount of the non-current liability for contingent consideration. For the three months ended September 30, 2010, the change in the fair value resulted from the passage of time. For the nine months ended September 30, 2010, the change in the fair value resulted from an $88.5 million increase due to an increase in the PTRS in the second quarter of 2010 and a $12.6 million increase due to the passage of time. In June 2010, positive data was presented for the 006 carfilzomib trial, a Phase 1b multicenter dose escalation study of carfilzomib plus lenalidomide and low-dose dexamethasone in relapsed and refractory multiple myeloma patients. In July 2010, positive data was also presented for the 003-A1 carfilzomib trial, an open label, single-arm Phase 2b study of single-agent carfilzomib in relapsed and refractory multiple myeloma patients. The data from the 006 and 003-A1 trials positively impacted the PTRS. Any further changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations.
Investment Income
Investment income consists of interest income and realized gains or losses from the sale of marketable equity investments. We had investment income of $0.6 million for the three months ended September 30, 2010, a decrease of $0.4 million, or 38%, from $1.0 million in the same period in 2009. For the nine months ended September 30, 2010, we recorded investment income of $2.2 million, a decrease of $0.9 million, or 29%, from $3.1 million in the same period in 2009. These decreases were primarily due to lower effective interest rates in the market.
Interest Expense
Interest expense of $4.9 million and $14.5 million for the three and nine months ended September 30, 2010, respectively, primarily relates to the 4.0% convertible senior notes due 2016 issued in August 2009, and includes non-cash imputed interest expense of $2.3 million and $6.7 million, respectively, as a result of the application of ASC 470-20.
Other Expense
Other expense of $0.9 million for the three and nine months ended September 30, 2010 primarily relates to the foreign currency option contracts entered into in July 2010. The foreign currency option contracts are measured at fair value and any changes to the fair value flow through earnings and are recorded in the line item “Other expense” in the Consolidated Condensed Statements of Operations.
Liquidity and Capital Resources
With the exception of the profitability we achieved for the years ended December 31, 2009 and 2008, we have incurred significant annual net losses since our inception, and we have relied primarily on public and private financing to fund our operations.
Cash and Cash Flow
At September 30, 2010, we had cash, cash equivalents and current and non-current marketable securities of $588.0 million, approximately equal to cash, cash equivalents and current and non-current marketable securities of $587.3 million at December 31, 2009. This is primarily due to license revenue received, offset by a payment to former Proteolix stockholders in April 2010 for the achievement of a development milestone and a payment to S*BIO in May 2010 for the expansion and acceleration of the development collaboration program for ONX 0803 and ONX 0805.
Our investment portfolio includes $33.4 million of AAA rated securities with an auction reset feature (“auction rate securities”) that are collateralized by student loans. In October 2010, $0.3 million in securities were redeemed at par and, accordingly, we classified these securities as current marketable securities in the accompanying unaudited Condensed Consolidated Balance Sheet at September 30, 2010. Therefore, the remaining balance of auction rate securities is currently outstanding in our investment portfolio. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the remaining balance of auction rate securities as non-current marketable securities in the accompanying unaudited Condensed Consolidated Balance Sheet at September 30, 2010. We have determined the fair value to be $31.6 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $1.5 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. An increase in either of these assumptions could result in a $1.3 million decrease in value. Alternatively, a decrease in either of the assumptions could result in a $1.4 million increase in value.

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
We believe that our existing capital resources and interest thereon will be sufficient to fund our current and planned operations for at least the next twelve months. However, if we change our development plans, including acquiring or developing additional product candidates or complementary businesses, we may need additional funds sooner than we expect. We anticipate that we will incur cash outlays to conduct and support additional clinical trials both currently underway and planned for the development of carfilzomib and Proteolix’s other development candidates. We also expect to incur cash outlays as we prepare for a potential commercial launch of carfilzomib, should it receive marketing approval. In addition, we anticipate that we will incur expenses for the development of ONX 0801 and, if we exercise one or both of our options for ONX 0803 and ONX 0805, we will be required to pay significant license fees and will incur development expenses. Further, we may be obligated to make up to an additional $535.0 million of contingent earn-out payments upon the achievement of regulatory approvals for carfilzomib in the U.S. and Europe, payable in either cash or common stock, at our discretion. The terms of the development and license agreement dated November 6, 2008 with BTG provide that we may be required to make payments to BTG of up to $65.0 million upon the attainment of certain global development and regulatory milestones, plus additional milestone payments upon the achievement of certain marketing approvals and commercial milestones.
In July 2010, we entered into arrangements to lease and sublease a total of approximately 126,493 square feet located at 249 East Grand Avenue, South San Francisco, California and anticipate that we will incur cash outlays associated with the lease and sublease of these premises. The total monthly base rent in the first year for both the lease and sublease will be approximately $294,000 beginning in September 2010. The total obligations under both of these operating leases will be approximately $46.0 million.
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
Off-Balance Sheet Arrangements
As of September 30, 2010, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. Under our policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds and investment grade government and non-government debt securities. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase or decrease by 100 basis points, or 1%, as of September 30, 2010, the fair value of our portfolio would decline or increase, respectively, by approximately $1.0 million. Additionally, a hypothetical increase or decrease of 1% in market interest rates during the three and nine months ended September 30, 2010 would have resulted in a change of $0.9 million or $3.5 million in our net income for the three and nine months ended September 30, 2010, respectively.
The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at:

	September 30, 2010			December 31, 2009
		Fair Value	Average		Fair Value	Average
	Maturity	(In millions)	Interest Rate	Maturity	(In millions)	Interest Rate
Cash equivalents, fixed rate	0 - 3 months	$70.4	0.20%	0 - 3 months	$103.2	0.11%
Marketable securities, fixed rate	0 - 18 months	$259.8	0.66%	0 - 12 months	$479.6	0.53%
Liquidity Risk
Our investment portfolio includes $33.4 million of AAA rated auction rate securities collateralized by student loans. In October 2010, $0.3 million in securities were redeemed at par and, accordingly, we classified these securities as current marketable securities in the accompanying unaudited Condensed Consolidated Balance Sheet at September 30, 2010. Therefore, the remaining balance of auction rate securities is currently outstanding in our investment portfolio. Since February 2008, securities of this type have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the remaining balance of auction rate securities as non-current marketable securities on the accompanying unaudited Condensed Consolidated Balance Sheet at September 30, 2010. We have determined the fair value to be $31.6 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $1.5 million through accumulated other comprehensive loss instead of earnings because we have deemed the impairment of these securities to be temporary.
Foreign Currency Exchange Rate Risk
A majority of Nexavar sales are generated outside of the United States, and a significant percentage of Nexavar commercial and development expenses are incurred outside of the United States. In addition, some of our clinical trials are conducted outside of the United States. Fluctuations in foreign currency exchange rates affect our operating results. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. dollars for presentation in our financial statements, as well as our net sales, cost of goods sold and operating margins. The primary foreign currency in which we have exchange rate fluctuation exposure is the Euro. A hypothetical increase or decrease of 1% in exchange rates between the Euro and U.S. Dollar during the three and nine months ended September 30, 2010 would have resulted in a change in our net income and our net loss of $0.2 million and $0.6 million, respectively, based on our expected exposure to the Euro. We utilize a Euro to U.S. Dollar exchange rate based on average exchange rates for the reporting period.
As we expand, we could be exposed to exchange rate fluctuation in other currencies. Exchange rates between foreign currencies and U.S. dollars have fluctuated significantly in recent years and may do so in the future. Commencing in the third quarter of 2010 we established a foreign currency hedging program to manage the economic risk of our exposure to fluctuations in foreign currency exchange rates from the Nexavar Program. We hedge a certain portion of anticipated Nexavar cash flows owed to the Company with options, typically no more than one year into the future. These derivative instruments are intended to reduce the effects of variations in currency exchange rates, but may expose us to the risk of financial loss in certain circumstances. Our cash flows are denominated in U.S. dollars.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2010 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting: In November 2009, the Company acquired Proteolix, Inc. The Company does not expect the acquisition to materially affect its internal control over financial reporting. The Company is expanding the scope of a number of its internal processes to include the former operations of Proteolix that were not yet fully integrated into our existing internal control processes at September 30, 2010. There were no other changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
In May 2009, we filed a complaint against Bayer Corporation and Bayer A.G. in the United States District Court for the Northern District of California under the caption Onyx Pharmaceuticals, Inc. v. Bayer Corporation and Bayer AG, Case No. CV09-2145 MHP (N.D. Cal.). In the complaint, we have asserted our rights under the Collaboration Agreement to fluoro-sorafenib, an anti-cancer compound that Bayer is developing and to which Bayer refers as regorafenib, its International Nonproprietary Name. Fluoro-sorafenib has the same chemical structure as sorafenib (Nexavar), except that a single fluorine atom has been substituted for a hydrogen atom. Bayer is currently conducting trials of fluoro-sorafenib in mixed solid tumors, gastrointestinal stromal tumors (GIST), kidney, colorectal and liver cancer, non-squamous non-small cell lung cancer (NSCLC) and has initiated a Phase 3 clinical trial in metastatic colorectal carcinoma. In the lawsuit, we allege that fluoro-sorafenib was discovered during joint research between us and Bayer and we are seeking monetary damages and a court ruling that we have certain rights to fluoro-sorafenib under the collaboration agreement. Bayer has asserted that we have no such rights. In June 2010, we filed an amended complaint to include an allegation that Bayer has prejudiced the value of Nexavar by reason of its interest in other drugs, including fluoro-sorafenib. The litigation is currently in the discovery phase.
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
Nexavar is the only approved product that generated commercial revenues for the quarter ended September 30, 2010, which we rely on to fund our operations. Unless we can successfully commercialize one of our other product candidates, we will continue to rely on Nexavar to generate substantially all of our revenues and fund our operations. All of our other product candidates are still development stage and we may never obtain approval of or earn revenues from any of our product candidates. If for any reason we became unable to continue selling or further developing Nexavar, our business would be seriously harmed and could fail.
Nexavar faces significant competition. If Nexavar is unable to successfully compete against existing and future therapies, our business would be harmed.*
There are many existing approaches used in the treatment of unresectable liver cancer including alcohol injection, radiofrequency ablation, chemoembolization, cryoablation and radiation therapy. While Nexavar is the first systemic therapy to demonstrate a survival benefit for patients with unresectable liver cancer, several other therapies are in development, including Bristol-Myers Squibb’s brivanib, a Vascular Endothelial Growth Factor Receptor 2 (VEGFR 2) inhibitor and regorafenib, to which we refer as fluoro-sorafenib, a multiple kinase inhibitor, and which is the subject of litigation between ourselves and Bayer. If Nexavar is unable to compete or be combined successfully with existing approaches or if new therapies are developed for unresectable liver cancer, our business would be harmed.
There are several competing therapies approved for the treatment of advanced kidney cancer, including Sutent, a multiple kinase inhibitor marketed in the United States, the European Union and other countries by Pfizer; Torisel, an mTOR inhibitor marketed in the United States, the European Union and other countries by Wyeth; Avastin, an angiogenesis inhibitor approved for the treatment of advanced kidney cancer in the United States and the European Union and marketed by Genentech, a member of the Roche Group; Afinitor, an mTOR inhibitor marketed in the United States and the European Union by Novartis; and GlaxoSmithKline’s Votrient, a multiple kinase inhibitor recently approved by the FDA. Nexavar’s U.S. market share in advanced kidney cancer has declined following the introduction of these products into the market. Bayer is conducting clinical trials of fluoro-sorafenib in kidney cancer. We expect competition to increase as additional products are approved to treat advanced kidney cancer. The successful introduction of other new therapies, including generic versions of competing therapies, to treat advanced kidney cancer could significantly reduce the potential market for Nexavar in this indication.

Competitors that target the same tumor types as our Nexavar program and that have commercial products or product candidates at various stages of clinical development include Bayer, Pfizer, Roche, Wyeth, Novartis International AG, Amgen, AstraZeneca PLC, OSI Pharmaceuticals, Inc., GlaxoSmithKline, Eli Lilly and several others. A number of companies have agents such as small molecules or antibodies targeting VEGF, VEGF receptors, Epidermal Growth Factor, or EGF, EGF receptors, and other enzymes. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for Nexavar.
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
Success in one or even several cancer types does not indicate that Nexavar would be approved or have successful clinical trials in other cancer types. Bayer and Onyx have conducted Phase 3 trials in melanoma and non-small cell lung cancer, or NSCLC, that were not successful. In addition, in the NSCLC Phase 3 trial, higher mortality was observed in the subset of patients with squamous cell carcinoma of the lung treated with Nexavar and carboplatin and paclitaxel than in the subset of patients treated with carboplatin and paclitaxel alone. Based on this observation, further enrollment of squamous cell carcinoma of the lung was suspended from other NSCLC trials sponsored by us. Other cancer types with a histology similar to squamous cell carcinoma of the lung may yield a similar adverse treatment outcome. If so, patients having this histology may be excluded from ongoing and future clinical trials, which could potentially delay clinical trial enrollment and would reduce the number of patients that could potentially receive Nexavar. Regulatory requirements change over time, including acceptable clinical endpoints. We may be unable to satisfy new requirements or expectations of regulatory authorities and hence, Nexavar may never be approved in additional indications.

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
We are dependent upon our collaborative relationship with Bayer to further develop, manufacture and commercialize Nexavar. There may be circumstances that delay or prevent Bayer’s ability to develop, manufacture and commercialize Nexavar. Bayer’s interest in other anti-cancer drugs, including fluoro-sorafenib, may reduce its incentive to develop and commercialize Nexavar.*
Our strategy for developing, manufacturing and commercializing Nexavar depends in large part upon our relationship with Bayer. If we are unable to maintain our collaborative relationship with Bayer, we may be unable to continue development, manufacturing and marketing activities at our own expense. If we were able to do so on our own, this would significantly increase our capital and infrastructure requirements, would necessarily impose delays on development programs, may limit the indications we are able to pursue and could prevent us from effectively developing and commercializing Nexavar. Disputes with Bayer may delay or prevent us from further developing, manufacturing or commercializing or increasing the sales of Nexavar, and could lead to additional litigation or arbitration against Bayer, which could be time consuming and expensive.
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
Bayer’s development of other products, including fluoro-sorafenib, may affect Bayer’s incentives to develop and commercialize Nexavar that are different from our own. Our litigation against Bayer regarding fluoro-sorafenib, which is a single atom variant of sorafenib, may be time consuming and expensive, and may be a distraction to our management. If it is ultimately determined that Onyx has no rights to fluoro-sorafenib and if Bayer obtains approval for this product, it would likely compete with and cannibalize sales of Nexavar, thereby harming our business. Bayer has disclosed a clinical development plan for fluoro-sorafenib that includes tumor types for which Nexavar has been approved (renal cell carcinoma and hepatocellular carcinoma), as well as tumor types for which Nexavar is in development (colorectal cancer). In June 2010, we filed an amended complaint in our pending litigation against Bayer to include an allegation that Bayer has prejudiced the value of Nexavar by reason of its interest in other drugs, including fluoro-sorafenib.
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
The market may not accept our products and we may be subject to pharmaceutical pricing and third-party reimbursement pressures.*
Nexavar or our product candidates that may be approved may not gain market acceptance among physicians, patients, healthcare payers and/or the medical community or the market may not be as large as forecasted. A significant factor that affects market acceptance of Nexavar or future products is the availability of third-party reimbursement. Our commercial success may depend, in part, on the availability of adequate reimbursement for patients from third-party healthcare payers, such as government and private health insurers and managed care organizations. Third-party payers are increasingly challenging the pricing of medical products and services, especially in global markets, and their reimbursement practices may affect the price levels for Nexavar or future products. Governments outside of the US may increase their use of risk-sharing programs, which will only pay for a drug after it demonstrates efficacy in a given patient. In addition, governments may increasingly rely on Heath Technology Assessments to determine payment policy for cancer drugs. Health Technology Assessments are used by governments to assess if health services are safe and cost-effective. In addition, the market for our products may be limited by third-party payers who establish lists of approved products and do not provide reimbursement for products not listed. If our products are not on the approved lists in one or more countries, our sales may suffer. Non-government organizations can influence the use of Nexavar and reimbursement decisions for Nexavar in the United States and elsewhere. For example, the National Comprehensive Cancer Network, or NCCN, a not-for-profit alliance of cancer centers, has issued guidelines for the use of Nexavar in the treatment of advanced kidney cancer and unresectable liver cancer. These guidelines may affect treating physicians’ use of Nexavar.
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
A number of additional factors may limit the market acceptance and commercialization of our products, including the following:
•	rate of adoption by healthcare practitioners;

•	treatment guidelines issued by government and non-government agencies;

•	types of cancer for which the product is approved;

•	rate of a product’s acceptance by the target patient population;

•	timing of market entry relative to competitive products;

•	availability of alternative therapies;

•	price of our product relative to alternative therapies, including generic versions of our products, or generic versions of innovative products that compete with our products;

•	patients’ reliance on patient assistance programs, under which we provide free drug;

•	extent of marketing efforts by us and third-party distributors or agents retained by us; and

•	side effects or unfavorable publicity concerning our products or similar products.
If Nexavar or any of our future products do not achieve market acceptance, we may not realize sufficient revenues from product sales, which may cause our stock price to decline.
Our clinical trials for Nexavar or carfilzomib could take longer to complete than we project or may not be completed at all, and; we may never obtain regulatory approval for carfilzomib or any other future product candidate.*
The timing of initiation and completion of clinical trials may be subject to significant delays resulting from various causes, including actions by Bayer for Nexavar clinical trials, scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria and shortages of available drug supply for clinical and commercial purposes. We may face difficulties transitioning carfilzomib clinical trials to our management and difficulties developing relationships with carfilzomib development partners, including clinical research organizations, contract manufacturing organizations, key opinion leaders and clinical investigators. We may not complete clinical trials involving Nexavar, carfilzomib or any of our other product candidates as projected or at all.
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
We may be unsuccessful in launching or obtaining reimbursement for carfilzomib, if it receives regulatory approval.
In order to commercialize carfilzomib, if approved, we plan to expand our U.S. sales force, and must develop and maintain an international sales, marketing and distribution infrastructure. We have no experience in building such an infrastructure internationally, which is difficult and time consuming, and requires substantial financial and other resources. Factors that may hinder our efforts to expand our U.S. presences and develop an international sales, marketing and distribution infrastructure include:
•	inability to recruit, retain and effectively manage adequate numbers of effective sales and marketing personnel;

•	inability to establish or maintain relationships with pharmaceutical wholesalers and distributors;

•	the inability of sales personnel to obtain access to or convince adequate numbers of physicians to prescribe our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen delays, costs and expenses associated with creating an international sales and marketing organization.
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
Accordingly, our competitors may succeed in obtaining patent protection, receiving regulatory approval in the U.S. or other countries, or commercializing product candidates before, or more successfully than, we do. We will compete with companies with greater preclinical, marketing and manufacturing capabilities, areas in which we have limited or no experience. In addition, we have not developed or marketed products for any hematological cancer, including multiple myeloma, and may be at a disadvantage to our competitors. Carfilzomib, if approved for multiple myeloma, would compete directly with products marketed by Millennium

Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, Celgene Corporation and potentially against agents currently in development for treatment of this disease by Merck & Co. Inc., Bristol-Myers Squibb, Keryx Biopharmaceuticals, Inc., Nereus Pharmaceuticals Cephalon, Inc., and other companies.
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
If we are not successful at completing the integration of the Proteolix organization with ours, we may not be able to realize benefits from our acquisition.*
Achieving the anticipated benefits of the Proteolix acquisition will depend in part on the successful integration of Onyx’s and the former Proteolix’s technical and business operations and personnel in a timely and efficient manner. Integration requires coordination of personnel and the integration of systems, applications, policies, procedures, business processes and operations, all of which is a complex, costly and time-consuming process. The difficulties of integration include, among others:
•	consolidating research and development operations;

•	retaining key employees;

•	consolidating corporate and administrative infrastructures, including integrating and managing information technology and other support systems and processes;

•	preserving relationships with third parties, such as regulatory agencies, clinical investigators, key opinion leaders, clinical research organizations, contract manufacturing organizations, licensors and suppliers;

•	appropriately identifying and managing the liabilities of the combined company;

•	utilizing potential tax assets of Proteolix prior to the acquisition; and

•	difficulty managing new risks associated with facilities, including environmental risks and compliance with laws regulating laboratories.
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
We lack the resources, experience and capabilities to manufacture Nexavar, carfilzomib or any other product candidate on our own and would require substantial funds and time to establish these capabilities. Consequently, we are, and expect to remain, dependent on third parties for manufacturing. These parties may encounter difficulties in production scale-up, production yields, control and quality assurance, regulatory status or shortage of qualified personnel. They may not perform as agreed or may not continue to manufacture our products for the time required to test or market our products. They may fail to deliver the required quantities of our products or product candidates on a timely basis and at commercially reasonable prices. For example, we utilize a sole manufacturer for carfilzomib, and if this manufacturer became unable to deliver our required quantities of carfilzomib on a timely basis, or ceased production, we would experience delays in our clinical trial schedule and the regulatory approval process, and may be required to find an alternative manufacturer. In addition, marketed drugs and their contract manufacturing organizations are subject to continual review, including review and approval of their manufacturing facilities and the manufacturing processes, which can result in delays in the regulatory approval process. For example, in October 2010, we announced a delay in our planned NDA filing for accelerated approval of carfilzomib from 2010 to at least mid-year 2011. The delay was based on routine discussions with the Chemistry, Manufacturing and Controls, or CMC, reviewing division of the FDA in response to a request for additional CMC information to support the commercial manufacturing of carfilzomib. The NDA for accelerated approval of carfilzomib may take longer to file than we expect or may not be filed at all, which could put us at a competitive disadvantage with other companies.
In addition, discovery of previously unknown problems with a medicine may result in restrictions on its permissible uses, or on the manufacturer, including withdrawal of the medicine from the market. The FDA and similar foreign regulatory authorities may also implement additional new standards, or change their interpretation and enforcement of existing standards and requirements for the manufacture, packaging or testing of products at any time. If we or our third party manufacturers are unable to comply, we may be unable to obtain regulatory approval, or if we fail to maintain regulatory approval, this will impair our ability to meet the market demand for our approved drugs, delay ongoing clinical trials of our product candidates or delay our drug applications for regulatory approval. If these third parties do not adequately perform, we may be forced to incur additional expenses to pay for the manufacture of products or to develop our own manufacturing capabilities. In addition, we could be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business.
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
Changes in tax rates or exposure to additional tax obligations could affect our financial results.*
We are subject to income and other taxation in numerous countries, states and other jurisdictions. As a result, our tax estimates are derived from a combination of applicable tax rates in the places that we operate. Numerous factors may affect our foreign and domestic income tax liabilities. These factors include, but are not limited to, interpretations of existing tax laws, changes in tax laws and rates, the tax treatment of mergers and acquisitions, changes in the mix of activities and earnings in the various tax jurisdictions in which we operate, anticipated continued expansion of our business activities outside the United States, the accuracy of our estimates for unrecognized tax benefits and liabilities, our ability to realize benefit from deferred tax assets, the outcome of examinations by the Internal Revenue Service and other jurisdictions, and changes in our pre-tax earnings (losses). The impact on our tax estimates resulting from these and other factors may be significant and could have a negative impact on our financial results and financial position.
Our income tax returns are subject to audit by foreign, United States federal, state and local tax authorities. Interpretations of tax laws and regulations vary, and as a result, significant disputes could arise with these tax authorities involving issues of the timing and amount of allocations of income and deductions among various tax jurisdictions, which could have a material impact on our financial results and financial position.
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
We plan to move our headquarters and may face disruption and turnover of employees.*
In 2011, we plan to move our corporate headquarters from Emeryville, California to South San Francisco, California. As a result, we expect to incur additional expenses, including exit costs, and may encounter disruption of operations related to the move, all of which could have an adverse effect on our financial condition and results of operations. In addition, relocation of our corporate headquarters may make it more difficult to retain certain of our employees, and any resulting need to recruit and train new employees could be disruptive to our business.
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
•	difficulty in combining the products, operations or workforce, including key personnel, of any acquired business with our business;

•	difficulty in operating in a new or multiple new locations;

•	disruption of our ongoing businesses or the ongoing business of the company that we invest in or acquire;

•	difficulty in realizing the potential financial or strategic benefits of the transaction;

•	difficulty in maintaining uniform standards, controls, procedures and policies;

•	disruption of or delays in ongoing research, clinical trials and development efforts;

•	diversion of capital and other resources;

•	assumption of liabilities;

•	changes in or interpretations of tax laws governing our acquisitions or investments;

•	diversion of resources and unanticipated expenses resulting from litigation arising from potential or actual business acquisitions or investments;

•	difficulties in entering into new markets in which we have limited or no experience and where competitors in such markets have stronger positions; and

•	impairment of relationships with our or the acquired businesses’ employees and other third parties, such as clinical research organizations, contract manufacturing organizations, licensors, suppliers, or the loss of such relationships as a result of our acquisition or investment.
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
The sale of Nexavar and the use of it and other products in clinical trials expose us to product liability claims. In the United States, FDA approval of a drug may not offer protection from liability claims under state law (i.e., federal preemption defense), the tort duties for which may vary state to state. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of Nexavar and/or future products.
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
We or Bayer may not be able to protect or enforce our or their intellectual property and we may not be able to operate our business without infringing the intellectual property rights of others.*
We can protect our technology from unauthorized use by others only to the extent that our technology is covered by valid and enforceable patents, effectively maintained as trade secrets, or otherwise protected as confidential information or know-how. We depend in part on our ability to:
•	obtain patents;

•	license technology rights from others;

•	protect trade secrets;

•	operate without infringing upon the proprietary rights of others; and

•	prevent others from infringing on our proprietary rights, particularly generic drug manufacturers.
Patents and patent applications covering Nexavar are owned by Bayer. Those Nexavar patents that arose out of our collaboration agreement with Bayer are licensed to us, including two United States patents covering Nexavar and pharmaceutical compositions of Nexavar. Both patents will expire January 12, 2020. These two patents are listed in the FDA’s Approved Drug Product List (Orange Book). Based on publicly available information, Bayer also has patents in several European countries covering Nexavar, which will expire in 2020. Bayer has other patents and patent applications pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extension, the entitlement to and the term of which cannot presently be calculated, in part because Bayer does not share with us information related to its Nexavar patent portfolio. We cannot be certain that these issued patents and future patents if they issue will provide adequate protection for Nexavar or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise. Similarly, we cannot be certain that the patents and patent applications acquired in the Proteolix acquisition, or licensed to us by any licensor, will provide adequate protection for carfilzomib or any other product, or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise. Third parties may claim to have rights in the assets that we acquired with Proteolix, including carfilzomib, or to have intellectual property rights that will be infringed by our commercialization of the assets that we acquired with Proteolix. If third parties were to succeed in such claims, our business and company would be harmed.
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
As a result of the acquisition of Proteolix, we made a payment of $40.0 million in April 2010 and may be required to pay up to an additional $535.0 million in four earn-out payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones. We recorded a liability for this contingent consideration for the four earn-out payments with a fair value of $261.6 million at September 30, 2010 based upon a discounted cash flow model that uses significant estimates and assumptions. Any changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations. In addition, the terms of the development and license agreement dated November 6, 2008 with BTG provide that we may be required to make payments to BTG of up to $65.0 million upon the attainment of certain global development and regulatory milestones, plus additional milestone payments upon the achievement of certain marketing approvals and commercial milestones.
It is, therefore, difficult for us to accurately forecast profits or losses. It is possible that in some quarters our operating results could disappoint securities analysts or investors, which could cause the trading price of our common stock to decline, perhaps substantially.
Our stock price is volatile and we are at risk of securities litigation, including class action litigation, due to our expected stock price volatility.*
Our stock price is volatile and is likely to continue to be volatile. In the period beginning January 1, 2007 and ending September 30, 2010, our stock price ranged from a high of $59.50 and a low of $10.74. A variety of factors may have a significant effect on our stock price, including:
•	fluctuations in our results of operations;

•	interim or final results of, or speculation about, clinical trials of Nexavar;

•	development progress of our early stage compounds;

•	decisions by regulatory agencies, or changes in regulatory requirements;

•	announcements by us regarding, or speculation about, our business development activities;

•	ability to accrue patients into clinical trials;

•	developments in our relationship with Bayer;

•	public concern as to the safety and efficacy of our product candidates;

•	changes in healthcare reimbursement policies;

•	announcements by us or our competitors of technological innovations or new commercial therapeutic products;

•	government regulation;

•	developments in patent or other proprietary rights or litigation brought against us;

•	sales by us of our common stock or debt securities;

•	changes in tax laws or interpretations of tax positions;

•	foreign currency fluctuations, which would affect our share of collaboration profits or losses; and

•	general market conditions.
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
We have a history of losses, and we may be unable to sustain profitability.*
For the nine months ended September 30, 2010, we reported a net loss of $67.7 million, following profitability in the amounts of $16.2 million and $1.9 million for the years ended December 31, 2009 and 2008, respectively. Prior to these periods, we have sustained substantial losses. As of September 30, 2010, we had an accumulated deficit of approximately $522.3 million. We have incurred losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We might incur operating losses in the future as we expand our development and commercial activities for our products, compounds and product candidates.
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
The primary foreign currencies in which we have exchange rate fluctuation exposure are the Euro and the Japanese Yen. As we expand our business geographically, we could be exposed to exchange rate fluctuation in other currencies. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may do so in the future. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results.
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
For example, in May 2008, Accounting Standards Codification (“ASC”) 470-20 was issued. Under ASC 470-20 issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of any outstanding debt instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the convertible debt instrument. We adopted ASC 470-20 beginning January 1, 2009. Based on the requirements of ASC 470-20, we reported imputed interest expense related to the 2016 Notes of approximately $2.3 million and $6.7 million for the three and nine months ended September 30, 2010.
In December 2007, the FASB issued ASC 805. which establishes principles and requirements for recognizing and measuring assets acquired, liabilities assumed and any non-controlling interests in the acquired target in a business combination. ASC 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination. We adopted ASC 805 as of January 1, 2009, which had a material impact on the accounting for our acquisition of Proteolix in November 2009. Additionally, any changes in the fair value of the contingent consideration liability that resulted from the Proteolix acquisition could have a material impact on our financial position and results of operations.
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
We elected to early adopt ASU 2009-13 effective January 1, 2010. If we account for new transactions that we may enter into under ASU 2009-13 and subsequently determine that such transactions need to be accounted for in a different manner, this could have a material impact on our financial position and results of operations.
Provisions in our collaboration agreement with Bayer may impact certain change in control transactions.*
Our collaboration agreement with Bayer provides that if we are acquired by another entity by reason of merger, consolidation or sale of all or substantially all of our assets, or if a single entity other than Bayer or its affiliate acquires ownership of a majority of the Company’s outstanding voting stock, and Bayer does not consent to the transaction, then for 60 days following the transaction, Bayer may elect to terminate our co-development and co-promotion rights under the collaboration agreement. If Bayer were to exercise this right, Bayer would gain exclusive development and marketing rights to the product candidates developed under the collaboration agreement, including Nexavar. If this happens, we, or our successor, would receive a royalty based on any sales of Nexavar and other collaboration products, rather than a share of any profits. Under the royalty formula, an acquisition transaction that occurred prior to the fifth anniversary of the initial regulatory approval of Nexavar, or December 20, 2010, could substantially reduce the economic value derived from the sales of Nexavar to us or our successor as compared to the economic value of the profit share interest we would have received absent such an acquisition. However, in the event of an acquisition transaction that closes on or after December 20, 2010, we believe the economic value of the royalty amount, which would depend in part on the expected profitability of Nexavar for the remaining patent life of Nexavar, could be substantially equivalent to the economic value of the profit share interest for Nexavar during the remaining patent life absent such an acquisition transaction.
The potential for disagreements and disputes with Bayer regarding interpretation and implementation of these provisions could have the effect of delaying or preventing a change in control, or a sale of all or substantially all of our assets, or could reduce the number of companies interested in acquiring us. However, we believe that a reorganization transaction in which the persons who held majority ownership of Onyx prior to the transaction continue to hold majority ownership of Onyx, directly or through a parent company, after the transaction would be outside the scope of the foregoing provision of the collaboration agreement. Moreover, we believe that a merger transaction in which Onyx was the surviving entity would also be outside the scope of the foregoing provision of the collaboration agreement.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

2.1 (1)†*	Agreement and Plan of Merger dated as of October 10, 2009 among Onyx Pharmaceuticals, Inc., Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.

3.1 (2)	Restated Certificate of Incorporation of the Company.

3.2 (3)	Amended and Restated Bylaws of the Company.

3.3 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (2)	Specimen Stock Certificate.

4.3(6)	Indenture dated as of August 12, 2009 between Onyx Pharmaceuticals, Inc. and Wells Fargo Bank, National Association.

4.4(6)	First Supplemental Indenture dated as of August 12, 2009 between Onyx Pharmaceuticals, Inc. and Wells Fargo Bank, National Association.

4.5(6)	Form of 4.00% Convertible Senior Note due 2016.

10.13 (i) (7)+	2005 Equity Incentive Plan, as amended.

10.31+	Letter Agreement between the Company and Kaye Foster-Cheek, effective as of September 30, 2010.

10.32+	Separation and Consulting Agreement between the Company and Judy Batlin, effective as of September 30, 2010.

10.33	Lease Agreement between the Company and ARE-SAN FRANCISCO No. 12, LLC, dated as of July 9, 2010, as amended by that certain Letter Agreement between the Company and ARE-SAN FRANCISCO No. 12, LLC, dated as of July 9, 2010.

10.34	Sublease between the Company and Exelixis, Inc., dated as of July 9, 2010.

10.35†	License, Development and Commercialization Agreement between the Company and Ono Pharmaceutical Co., Ltd., dated as of September 7, 2010.

31.1 (8)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (8)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (8)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

*	Certain schedules related to identified agreements and persons have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 13, 2009.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(3)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on December 5, 2008.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(6)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.

(7)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 28, 2010.

(8)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.
Date: November 3, 2010	By:	/s/ N. Anthony Coles
N. Anthony Coles
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2010	By:	/s/ Matthew K. Fust
Matthew K. Fust
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1 (1)†*	Agreement and Plan of Merger dated as of October 10, 2009 among Onyx Pharmaceuticals, Inc., Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.

3.1 (2)	Restated Certificate of Incorporation of the Company.

3.2 (3)	Amended and Restated Bylaws of the Company.

3.3 (4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4 (5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2 (2)	Specimen Stock Certificate.

4.3(6)	Indenture dated as of August 12, 2009 between Onyx Pharmaceuticals, Inc. and Wells Fargo Bank, National Association.

4.4(6)	First Supplemental Indenture dated as of August 12, 2009 between Onyx Pharmaceuticals, Inc. and Wells Fargo Bank, National Association.

4.5(6)	Form of 4.00% Convertible Senior Note due 2016.

10.13 (i) (7)+	2005 Equity Incentive Plan, as amended.

10.31+	Letter Agreement between the Company and Kaye Foster-Cheek, effective as of September 30, 2010.

10.32+	Separation and Consulting Agreement between the Company and Judy Batlin, effective as of September 30, 2010.

10.33	Lease Agreement between the Company and ARE-SAN FRANCISCO No. 12, LLC, dated as of July 9, 2010, as amended by that certain Letter Agreement between the Company and ARE-SAN FRANCISCO No. 12, LLC, dated as of July 9, 2010.

10.34	Sublease between the Company and Exelixis, Inc., dated as of July 9, 2010.

10.35†	License, Development and Commercialization Agreement between the Company and Ono Pharmaceutical Co., Ltd., dated as of September 7, 2010.

31.1 (8)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2 (8)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 (8)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2010 and 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

*	Certain schedules related to identified agreements and persons have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 13, 2009.

(2)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 5, 2008.

(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(6)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.

(7)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 28, 2010.

(8)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.