Form 10-Q
period 2011-03-31
ONYX PHARMACEUTICALS INC
filed 2011-05-10
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-28298
ONYX PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3154463

(State or other jurisdiction of	(I.R.S. Employer ID Number)
incorporation or organization)
249 East Grand Avenue
South San Francisco California, 94080
(Address of principal executive offices)
(650) 266-0000
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of outstanding shares of the registrant’s common stock, $0.001 par value, was 63,355,402 as of May 2, 2011.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ONYX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$211,171	$226,340
Marketable securities, current	322,218	322,973
Restricted cash	—	31,910
Receivable from collaboration partners	50,846	51,412
Prepaid expenses and other current assets	17,982	12,549

Total current assets	602,217	645,184
Marketable securities, non-current	28,293	28,555
Property and equipment, net	18,577	10,822
Intangible assets — in-process research and development	438,800	438,800
Goodwill	193,675	193,675
Other assets	18,178	35,599

Total assets	$1,299,740	$1,352,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$309	$16
Accrued liabilities	14,987	16,866
Accrued clinical trials and related expenses	16,308	15,093
Accrued compensation	5,628	9,251
Escrow account liability	—	31,634

Total current liabilities	37,232	72,860

Convertible senior notes due 2016	155,136	152,701
Liability for contingent consideration	264,953	253,458
Deferred tax liability	157,090	157,090
Other liabilities	25,740	18,952

Commitments and contingencies

Stockholders’ equity:
Common stock	63	63
Additional paid-in capital	1,249,775	1,238,204
Receivable from stock option exercises	(551)	(6)
Accumulated other comprehensive loss	(1,140)	(1,291)
Accumulated deficit	(588,558)	(539,396)

Total stockholders’ equity	659,589	697,574

Total liabilities and stockholders’ equity	$1,299,740	$1,352,635

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per
	share amounts)
Revenue:
Revenue from collaboration agreement	$67,145	$62,903

Total revenue	67,145	62,903

Operating expenses:
Research and development	62,494	43,575
Selling, general and administrative	34,471	24,721
Contingent consideration	11,495	3,448

Total operating expenses	108,460	71,744

Loss from operations	(41,315)	(8,841)
Investment income, net	649	789
Interest expense	(5,002)	(4,724)
Other expense	(3,462)	—

Loss before provision (benefit) for income taxes	(49,130)	(12,776)
Provision (benefit) for income taxes	32	(732)

Net loss	$(49,162)	$(12,044)

Basic net loss per share	$(0.78)	$(0.19)

Diluted net loss per share	$(0.78)	$(0.19)

Shares used in computing basic net loss per share	63,008	62,353

Shares used in computing diluted net loss per share	63,008	62,353

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(49,162)	$(12,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gains on sales of current marketable securities	(4)	—
Depreciation and amortization	1,634	634
Stock-based compensation	5,752	5,121
Amortization of convertible senior notes discount and debt issuance costs	2,591	2,313
Changes in fair value of liability for contingent consideration	11,495	3,448
Impairment of equity investment	3,000	—
Changes in operating assets and liabilities:
Restricted cash	—	(3)
Receivable from collaboration partners	566	7,033
Prepaid expenses and other current assets	(5,419)	(1,833)
Other assets	14,265	96
Accounts payable	293	(99)
Accrued liabilities	(1,879)	(2,852)
Accrued clinical trials and related expenses	1,215	58
Accrued compensation	(3,623)	(7,127)
Escrow liability	(31,634)	3
Other liabilities	6,788	(188)

Net cash used in operating activities	(44,122)	(5,440)

Cash flows from investing activities:
Purchases of marketable securities	(143,579)	(93,957)
Sales of marketable securities	56,802	24,331
Maturities of marketable securities	87,935	90,390
Transfers from restricted cash	31,910	—
Capital expenditures	(9,389)	(59)

Net cash provided by investing activities	23,679	20,705

Cash flows from financing activities:
Repurchases of restricted stock awards	(180)	(27)
Net proceeds from issuances of common stock	5,454	2,959

Net cash provided by financing activities	5,274	2,932

Net increase (decrease) in cash and cash equivalents	(15,169)	18,197
Cash and cash equivalents at beginning of period	226,340	107,668

Cash and cash equivalents at end of period	$211,171	$125,865

Supplemental cash flow data
Cash paid during the period for income taxes	$—	$612
Cash paid during the period for interest	$4,600	$4,677
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in the Onyx Pharmaceuticals, Inc. (the “Company” or “Onyx”) Annual Report on Form 10-K for the year ended December 31, 2010.
Significant Accounting Policies
As of March 31, 2011, there have been no material changes to the Company’s significant accounting policies, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Thus, actual results could differ from those estimates. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other future operating periods.
Principles of Consolidation
The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Segment Reporting
The Company operates in one segment — the discovery and development of novel cancer therapies.
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers. This update addresses questions concerning how pharmaceutical manufacturers should recognize and classify in the income statement fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act or Acts. The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The annual fee is payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from a branded prescription drug sale to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011. The Company does not expect that this accounting standard update will have any material impact on its results of operations or financial position.
In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other — When to perform Step 2 of the Goodwill Impairment Test for Entities with Zero or Negative Carrying Amount. ASU 2010-28 modifies goodwill impairment testing for entities with zero or negative carrying amounts. The amendment requires these entities to perform Step 2 of the goodwill impairment test, which involves comparing the current value and the current book value of goodwill. The difference between these values represents the impairment amount which must be recognized in the current period. In addition, an entity should consider whether there are any adverse qualitative factors indicating that impairment exists. ASU 2010-28 is effective for interim and annual periods beginning on or after December 15, 2010. Early adoption is not permitted. The Company is currently evaluating the impact, if any, that the adoption may have on its results of operations or financial position.

In December 2010, the FASB issued ASU 2010-29, Business Combinations — Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 clarifies the acquisition date that should be used for reporting the pro forma revenue and earnings disclosure requirements for business combination(s) when comparative financial statements are presented. The amendment specifies that an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, the amendment expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). ASU 2010-29 is effective for interim and annual periods beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption will have any material impact on its results of operations or financial position.
Note 2. Revenue from Collaboration Agreement
Nexavar is currently marketed and sold primarily in the United States, the European Union and other territories worldwide for the treatment of unresectable liver cancer and advanced kidney cancer. Nexavar also has regulatory applications pending in other territories internationally. The Company co-promotes Nexavar in the United States with Bayer HealthCare Pharmaceuticals, Inc., or Bayer, under collaboration and co-promotion agreements. In March 2006, the Company and Bayer entered into an agreement to co-promote Nexavar in the United States. This agreement amends the collaboration agreement and generally supersedes the provisions of the collaboration agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the collaboration agreement continue to govern under which Bayer has exclusive marketing rights and the Company shares equally in the profits or losses, excluding Japan. In the United States, under the terms of the 2006 co-promotion agreement and consistent with the collaboration agreement, the Company and Bayer share equally in the profits or losses of Nexavar, if any, in the United States, subject only to the Company’s continued co-funding of the development costs of Nexavar worldwide, excluding Japan, and the Company’s continued co-promotion of Nexavar in the United States.
The Company’s collaboration agreement with Bayer will terminate when patents expire that were issued in connection with product candidates discovered under the agreement, or at the time when neither the Company nor Bayer are entitled to profit sharing under the agreement, whichever is latest. The Company’s co-promotion agreement with Bayer will terminate upon the earlier of the termination of the Company’s collaboration agreement with Bayer or the date products subject to the co-promotion agreement are no longer sold by either party in the United States due to a permanent product withdrawal or recall or a voluntary decision by the parties to abandon the co-promotion of such products in the United States. Either party may also terminate the co-promotion agreement upon failure to cure a material breach of the agreement within a specified cure period.
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

Revenue from collaboration agreement was $67.1 million and $62.9 million for the three months ended March 31, 2011 and 2010, respectively, calculated as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Onyx’s share of collaboration commercial profit	$59,580	$55,084
Reimbursement of Onyx’s shared marketing expenses	4,604	5,824
Royalty revenue	2,961	1,995

Revenue from collaboration agreement	$67,145	$62,903

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
Global development work is conducted by Onyx at Onyx’s discretion. A percentage of the costs incurred by the Company for the global development of carfilzomib and ONX 0912 that may support filings for regulatory approval in Japan are required to be reimbursed by Ono at cost. These reimbursements are recorded as a reduction of operating expenses by the Company. For the three months ended March 31, 2011, the reimbursement of global development costs was $3.0 million, which reduced the “Research and development expenses” line item in the Condensed Consolidated Statement of Operations.
Ono also agreed to pay the Company global development support and commercial milestone payments based on the achievement of pre-specified criteria, which could total approximately $288.6 million at current exchange rates. In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, which states that entities can apply the milestone method of revenue recognition to research or development arrangements if the milestones under the arrangements are substantive and there is substantive uncertainty about whether the milestones will be achieved. The Company adopted ASU No. 2010-17 effective January 2010 and determined that the milestones under the agreement with Ono will not be accounted for under the milestone method of revenue recognition. The milestones under the agreement with Ono do not meet the definition of a milestone under ASU 2010-17 because the achievement of these milestones is solely dependent on Ono’s performance and not on any performance obligations of the Company. Revenue from the milestone payments will be recognized if and when such payments become due because the Company does not expect to have any outstanding performance obligations relating to these milestones at the time these milestones are achieved.
The agreement will terminate upon the expiration of the royalty terms specified for each product. In addition, Ono may terminate this agreement for certain scientific or commercial reasons with advance written notice, and either party may terminate this agreement for the other party’s uncured material breach or bankruptcy.
Note 4. Agreement with S*BIO Pte Ltd.
In December 2008, the Company entered into a development, collaboration, option and license agreement with S*BIO Pte Ltd., or S*BIO, pursuant to which the Company acquired options to license rights to each of its novel Janus Kinase, or JAK, inhibitors, SB1518 (designated by the Company as ONX 0803) and SB1578 (designated by the Company as ONX 0805). Under the terms of the agreement, the Company obtained options, which if exercised, would have given it rights to exclusively develop and commercialize ONX 0803 and ONX 0805 for all potential indications in the United States, Canada and Europe. S*BIO would have retained responsibility for all development costs prior to the option exercise, after which the Company would have assumed development costs for the United States, Canada and Europe, subject to S*BIO’s option to fund a portion of the development costs in return for enhanced royalties on any future product sales.
Under the terms of the agreement, in December 2008, the Company made a $25.0 million payment to S*BIO, of which the Company expensed $20.7 million as an up-front payment and recognized the remaining amount of $4.3 million as a long-term equity investment. The equity investment is accounted for under the cost method of accounting. In May 2010, the Company announced the expansion of its agreement with S*BIO and provided an additional $20.0 million in funding to S*BIO to broaden and accelerate the development program for ONX 0803 and ONX 0805. S*BIO agreed to utilize the funding to continue to perform the clinical development of ONX 0803 and preclinical through clinical development of ONX 0805. The Company capitalized the $20.0 million as prepaid research and development expense in other long-term assets and amortized a portion of this amount as research and development expense each period based on the actual expenses incurred by S*BIO for the development of ONX 0803 and ONX 0805.

In May 2011, the Company entered into a Termination and Separation Agreement, or the Termination Agreement, with S*BIO to terminate its collaboration agreement and amend the Company’s rights with respect to ONX 0803 and ONX 0805. Under the Termination Agreement, the Company’s option rights to ONX 0803 and ONX 0805, which it had not exercised, will revert to S*BIO and S*BIO will retain responsibility for all development and commercialization of these compounds. The Company retained its equity interest in S*BIO and, in addition to any value associated with its equity interest, may receive up to $20.0 million from S*BIO based on agreed portions of any partnering revenue or future royalty revenue related to ONX 0803 and ONX 0805, or proceeds from any acquisition of S*BIO.
As a result of the termination of the collaboration agreement with S*BIO, the Company will no longer receive clinical development services subsequent to March 31, 2011 relating to the $20.0 million advance funding payment provided to S*BIO in May 2010. The Company recorded a write-off of $12.7 million for the three months ended March 31, 2011 for the remaining unamortized balance of prepaid research and development expense relating to the advance funding payment. In addition, the Company reassessed the fair value of its equity investment in S*BIO in accordance with Accounting Standards Codification (“ASC”) 325-20-35, Investments—Other, and determined that it was impaired as of March 31, 2011. Accordingly, the Company recorded an impairment charge of $3.0 million in the “Other expense” line item in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2011.
S*BIO qualifies as a variable interest entity, or VIE. However, the Company does not have the power to direct the activities that most significantly impact the performance of S*BIO because S*BIO has other compounds in development and has the decision making authority and the power to control the clinical research of these compounds. Therefore, the Company is not considered the primary beneficiary and consolidation is not required. The equity investment in S*BIO could result in the Company absorbing losses up to the amount of its investment. The following is a summary of the Company’s remaining equity investment in S*BIO and the Company’s maximum risk of loss as of March 31, 2011:

	As of March 31, 2011
	Equity Investment	Risk of Loss
	(In thousands)
S*BIO	$1,250	$1,250
Note 5. Acquisition of Proteolix
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
Under the Agreement and Plan of Merger, or the Merger Agreement, the aggregate consideration paid by the Company to former Proteolix stockholders at closing consisted of $276.0 million in cash, less $27.6 million that was temporarily held in an escrow account subject to terms described below under Escrow Account Liability. In addition, a $40.0 million earn-out payment, less $4.0 million that was temporarily held in the escrow account, was made in April 2010 related to the achievement of a development milestone. The escrow amounts were paid to the former Proteolix stockholders in February 2011. The Company may be required to pay up to an additional $535.0 million in earn-out payments as outlined below under Liability for Contingent Consideration.
Goodwill
The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $193.7 million, which represents the goodwill amount resulting from the acquisition. None of the goodwill is expected to be deductible for income tax purposes. The Company tests goodwill for impairment on an annual basis or sooner, if deemed necessary. As of March 31, 2011, there were no changes in the recognized amount of goodwill resulting from the acquisition of Proteolix.

Liability for Contingent Consideration
Under the terms of the Merger Agreement, the aggregate cash consideration paid to former Proteolix stockholders at closing was $276.0 million and an additional $40.0 million earn-out payment was made in April 2010, 180 days after completion of enrollment in an ongoing pivotal Phase 2b clinical study involving relapsed and refractory multiple myeloma patients, known as the “003-A1” trial. The Company may also be required to pay up to an additional $535.0 million in earn-out payments payable in up to four installments upon the achievement of certain regulatory approvals for carfilzomib in the United States and Europe within pre-specified timeframes. Under the Merger Agreement, the first of these additional earn-out payments would be in the amount of $170.0 million if achieved by the date originally contemplated, and would be triggered by accelerated marketing approval for carfilzomib in the United States for relapsed/refractory multiple myeloma. In January 2011, the Company entered into Amendment No. 1 to the Merger Agreement. Amendment No. 1 modifies this first payment if the milestone is not achieved by the date originally contemplated on a sliding scale basis, as follows:
•	if accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved after the date originally contemplated, but within six months of the original date, subject to extension under certain circumstances, then the amount payable will be reduced to $130.0 million; and

•	if accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved more than six months after the date originally contemplated, but within 12 months of the original date, subject to extension under certain circumstances, then the amount payable will be reduced to $80.0 million.
The remaining earn-out payments will continue to become payable in up to three additional installments as follows:
•	$65.0 million would be triggered by specified marketing approval in the European Union for relapsed/refractory multiple myeloma;

•	$150.0 million would be triggered by specified marketing approval in the United States for relapsed multiple myeloma; and

•	$150.0 million would be triggered by specified marketing approval for relapsed multiple myeloma in the European Union.
The range of the undiscounted amounts the Company could be required to pay for the remaining earn-out payments is between zero and $535.0 million. On the acquisition date, the fair value of the liability for the contingent consideration recognized was $199.0 million, of which $40.0 million related to the first milestone payment that was paid in full in April 2010 and the remaining balance of $159.0 million was classified as a non-current liability in the Condensed Consolidated Balance Sheet. The Company determined the fair value of the non-current liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. These inputs include the probability of technical and regulatory success (“PTRS”) for unapproved product candidates considering their stages of development. For the three months ended March 31, 2011, the fair value of the non-current liability for contingent consideration increased by $11.5 million, of which $6.1 million was due to an increase in the PTRS and $5.4 million was due to the passage of time. The increase in the PTRS was due to the expanded size and change in endpoint of our Phase 3 European clinical trial, referred to as FOCUS, or the “011” trial, announced in March 2011.
Escrow Account Liability
In accordance with the Merger Agreement, 10% of each of the total cash consideration payment in November 2009 and the first earn-out payment made to former Proteolix stockholders in April 2010 was temporarily placed in an escrow account to secure the indemnification rights of the Company and other indemnitees with respect to certain matters, including breaches of representations, warranties and covenants of Proteolix included in the Merger Agreement. This amount was reported as restricted cash on the accompanying Condensed Consolidated Balance Sheets at December 31, 2010 and was paid to former Proteolix stockholders in February 2011.

Note 6. Derivative Instruments
The Company has established a foreign currency hedging program to mitigate the foreign exchange risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. Dollar denominated currencies and reduce volatility in the Company’s cash flow and earnings. The Company hedges a certain portion of anticipated Nexavar-related cash flows owed to the Company with options, typically no more than one year into the future. The underlying exposures, both revenue and expenses, in the Nexavar program are denominated in currencies other than the U.S. Dollar, primarily the Euro and Japanese Yen. For purposes of calculating the cash flows due to or due from the Company each quarter, the foreign currencies are converted into U.S. dollars based on average exchange rates for the reporting period. The Company does not enter into derivative financial contracts for speculative purposes.
In accordance with ASC 815, Derivatives and Hedging, all derivative instruments, such as foreign currency option contracts, are recognized on the Condensed Consolidated Balance Sheet at fair value, taking into consideration current market rates and the current creditworthiness of the counterparties or the Company, as applicable. Changes to the fair value of derivative instruments are recorded in current earnings or accumulated other comprehensive gain (loss) each period, depending on whether or not the derivative instrument is designated as part of a hedging transaction and, if it is, the type of hedging transaction.
The Company’s foreign currency options to hedge anticipated cash flows, where the underlying exposures are the net of Euro-denominated revenues and expenses, are not designated as hedging instruments under ASC 815. The changes in the fair value of these foreign currency options are included in the “Other expense” line item in the Condensed Consolidated Statements of Operations.
The foreign currency options used to hedge anticipated cash flows, where the underlying exposures are Japanese Yen-denominated royalty income from the Nexavar program, are designated as cash flow hedges. At the inception of the hedge, the Company documents the risk management objectives and the nature of the risk being hedged, the hedged instrument and hedged item, as well as the manner in which hedge effectiveness and ineffectiveness will be assessed. On a prospective and retrospective basis, at least quarterly, the Company assesses hedge effectiveness based on the total changes in the option’s cash flow. During the life of the hedge, the Company will periodically verify that the critical terms of the hedging instrument continue to match the forecasted transaction, the forecasted transaction is still probable in occurring at the same time as originally projected based on the most recent forecasts, and the counterparties are still able to honor their obligations under the hedge contract. Hedge ineffectiveness, both prospective and retrospective, will be assessed by evaluating the dollar offset ratio of the dollar change in fair value or cash flows of the hedging instrument with the amount of the dollar change in fair value or cash flows of the “perfectly effective” hypothetical hedging instrument that has the terms that meet the currency, notional amount, timing and credit criteria. The change in the fair value of the hypothetical hedging instrument will be regarded as a proxy for the present value of the cumulative change in the expected future cash flows on the hedged transaction. The ineffective portion of the hedged instrument will be recognized in earnings. The amount of ineffectiveness is calculated as the excess of the cumulative change in the fair value of the actual derivative over the cumulative change in the fair value of the “perfect” hypothetical hedging instrument.
The effective component of the hedged instrument is recorded in accumulated other comprehensive income (loss) (“OCI”) within stockholders’ equity as an unrealized gain or loss on the hedging instrument. When the hedged forecasted transactions occur and the hedge instrument matures, the unrealized gains and losses are reclassified into the “Other expense” line item in the Condensed Consolidated Statement of Operations. The majority of the gains and losses related to the hedged forecasted transactions reported in accumulated OCI at March 31, 2011 are expected to be reclassified to other income (expense) within 6 months. At March 31, 2011, the Company had outstanding foreign currency option contracts with maturity dates ranging from June 30, 2011 to September 30, 2011 and U.S. Dollar notional amounts ranging from $2.1 million to $11.1 million.

At March 31, 2011, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

	Asset Derivatives		Liability Derivatives
	March 31, 2011		March 31, 2011
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedges:
Foreign currency option contracts	Other current assets	$70	Accrued liabilities	$—

Total derivatives designated as hedges		70		—

Derivatives not designated as hedges:
Foreign currency option contracts	Other current assets	$2	Accrued liabilities	$—

Total derivatives not designated as hedges		2		—

Total derivatives		$72		$—

The effect of derivative instruments on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 was as follows:

Foreign Currency Option Contracts
Three Months Ended March 31, 2011
(In thousands)
Derivatives designated as hedges:
Net gain recognized in accumulated other comprehensive loss (effective portion)	$14
Net loss reclassified from accumulated other comprehensive loss to net loss (effective portion) (1)	(33)
Net gain (loss) recognized in net loss (ineffective portion) (1)	—
Derivatives not designated as hedges:
Net loss recognized in net loss (1)	(429)

(1)	Classified in “Other expense” on the Condensed Consolidated Statement of Operations
The Company is exposed to counterparty credit risk on all of its derivative financial instruments. The Company has established and maintained strict counterparty credit guidelines and enters into derivative instruments only with financial institutions that are investment grade to minimize the Company’s exposure to potential defaults. The Company does not generally require collateral to be pledged under these agreements. Refer to Note 7 for further information.
Note 7. Fair Value Measurements
In accordance with ASC 820-10, Fair Value Measurements and Disclosures, the Company measures certain assets and liabilities at fair value on a recurring basis using the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers include:
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

	As of March 31, 2011
	(In thousands)
	As reflected on the
	unaudited balance
	sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$28,762	$28,762	$—	$—	$28,762
Corporate and financial institutions debt	217,132	—	217,132	—	217,132
Auction rate securities	28,393	—	100	28,293	28,393
U.S. government agencies	96,626	—	96,626	—	96,626
U.S. treasury bills	57,945	57,945	—	—	57,945
Municipal bonds	30,558	—	30,558	—	30,558
Foreign currency option contracts designated as hedges	70	—	70	—	70
Foreign currency option contracts not designated as hedges	2	—	2	—	2

Total	$459,488	$86,707	$344,488	$28,293	$459,488

Liabilities:
Liability for contingent consideration	$264,953	$—	$—	$264,953	$264,953
Convertible senior notes due 2016 (face value $230,000)	155,136	—	266,547	—	266,547

Total	$420,089	$—	$266,547	$264,953	$531,500

	As of December 31, 2010
	(In thousands)
	As reflected on the
	balance sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$20,932	$20,932	$—	$—	$20,932
Corporate and financial institutions debt	197,813	—	197,813	—	197,813
Auction rate securities	31,280	—	2,725	28,555	31,280
U.S. government agencies	99,294	—	99,294	—	99,294
U.S. treasury bills	78,916	78,916	—	—	78,916
Municipal bonds	37,160	—	37,160	—	37,160
Foreign currency option contracts designated as hedges	89	—	89	—	89
Foreign currency option contracts not designated as hedges	188	—	188	—	188

Total	$465,672	$99,848	$337,269	$28,555	$465,672

Liabilities:
Liability for contingent consideration	$253,548	$—	$—	$253,548	$253,548
Convertible senior notes due 2016 (face value $230,000)	152,701	—	271,768	—	$271,768

Total	$406,249	$—	$271,768	$253,548	$525,316

Marketable Securities
Level 2 assets consist of debt securities issued by corporate and financial institutions and U.S. government and municipal agencies. The fair value of these securities is estimated using a weighted average price based on market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources.

Level 3 assets include securities with an auction reset feature (“auction rate securities”), which are classified as available-for-sale securities and reflected at fair value. In February 2008, auctions began to fail for these securities and each auction for the majority of these securities since then has failed. As of March 31, 2011, the fair value of each of these securities is estimated utilizing a discounted cash flow analysis that considers interest rates, the timing and amount of cash flows, credit and liquidity premiums, and the expected holding periods of these securities. The following table provides a summary of changes in fair value of the auction rate securities:

	Auction Rate Securities
	Three Months Ended March 31,
	2011	2010
	(In thousands)
Fair value at beginning of period	$28,555	$37,174
Redemptions	(350)	(200)
Transfer to Level 2	(100)	(50)
Change in valuation	188	444

Fair value at end of period	$28,293	$37,368

Transfers of auction rate securities from Level 3 to Level 2 are recognized when the Company becomes aware of actual redemptions of such securities. In April 2011, $0.1 million of securities were redeemed at par and have been classified as current marketable securities with a fair value of $0.1 million based on the amount redeemed. As a result of the decline in fair value of the Company’s auction rate securities, which the Company believes is temporary and attributes to liquidity rather than credit issues, the Company has recorded an unrealized loss of $1.2 million included in the accumulated OCI line of stockholders’ equity. All of the auction rate securities held by the Company at March 31, 2011 consist of securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Any future fluctuation in fair value related to the auction rate securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any decline in fair value is other than temporary, it will record a charge to earnings as appropriate. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost bases.
Foreign Currency Option Contracts
Level 2 assets and liabilities include foreign currency option contracts, which are reflected at fair value. The Company has established a foreign currency hedging program to manage the economic risk of its exposure to fluctuations in foreign currency exchange rates from the Nexavar program. Refer to Note 6 for further information.
The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically, LIBOR, cash rates, credit risk at commonly quoted intervals, spot and forward rates). Mid-market pricing is used as a practical expedient for fair value measurements. ASC 820 states that the fair value measurement of an asset or liability must reflect the non-performance risk of the entity and the counterparty. Therefore, the impact of the counterparty’s creditworthiness, when in an asset position, and the Company’s creditworthiness, when in a liability position, has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

Liability for Contingent Consideration
Level 3 liabilities include the acquisition-related non-current liability for contingent consideration the Company recorded representing the amounts payable to former Proteolix stockholders upon the achievement of specified regulatory approvals within pre-specified timeframes for carfilzomib. The fair value of this Level 3 liability is estimated using a probability-weighted discounted cash flow analysis and a discount rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Subsequent changes in the fair value of this liability are recorded to the “Contingent consideration” expense line item in the Condensed Consolidated Statements of Operations under operating expenses. For the three months ended March 31, 2011, the recognized amount of the non-current liability for contingent consideration increased by $11.5 million primarily as the result of the change in the PTRS, a significant input in the discounted cash flow analysis used to calculate the fair value of the non-current liability, and also the passage of time. Refer to Liability for Contingent Consideration in Note 5 for further details. The following table provides a summary of the changes in the fair value of the non-current liability for contingent consideration:

	Liability for Contingent Consideration
	Three Months Ended March 31,
	2011	2010
	(In thousands)
Fair value at beginning of period	$253,458	$200,528
Payments	—	(40,000)
Change in valuation	11,495	3,448

Fair value at end of period	$264,953	$163,976

Transfers of these liabilities between Levels are recognized when the Company becomes aware of changes in the circumstances causing the transfer. Refer to Liability for Contingent Consideration in Note 5 for further details.
Convertible Senior Notes due 2016
Level 2 liabilities consist of the Company’s convertible senior notes due 2016. The fair value of these convertible senior notes is estimated by computing the fair value of a similar liability without the conversion option. Refer to Note 9 for further details on the fair value. In accordance with ASC 825-10, Financial Instruments, the estimated market value of the Company’s convertible senior notes as of March 31, 2011 was $266.5 million. The Company’s convertible senior notes are not marked-to-market and are shown at their original issuance value net of the amortized discount and the portion of the value allocated to the conversion option is included in stockholders’ equity in the accompanying unaudited Condensed Consolidated Balance Sheet March 31, 2011.
Note 8. Marketable Securities
Marketable securities consist of securities that are classified as “available for sale.” Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings is determined using specific identification. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income. The weighted-average maturity of the Company’s current marketable securities as of March 31, 2011 was approximately seven months.

Available-for-sale marketable securities consisted of the following:

	March 31, 2011
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Agency bond investments:
Current	$154,555	$60	$(43)	$154,572

Total agency bond investments	154,555	60	(43)	154,572

Corporate debt investments:
Current	247,718	115	(43)	247,790
Non-current	29,475	—	(1,182)	28,293

Total corporate investments	277,193	115	(1,225)	276,083

Total available-for-sale marketable securities	$431,748	$175	$(1,268)	$430,655

	December 31, 2010
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Agency bond investments:
Current	$178,221	$18	$(29)	$178,210

Total agency bond investments	178,221	18	(29)	178,210

Corporate debt investments:
Current	237,547	175	(24)	237,698
Non-current	29,925	—	(1,370)	28,555

Total corporate investments	267,472	175	(1,394)	266,253

Total available-for-sale marketable securities	$445,693	$193	$(1,423)	$444,463

The Company’s investment portfolio includes $29.6 million of AAA rated auction rate securities that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Due to the failures in the auction process, these securities are not currently liquid. Of the $29.6 million of par value auction rate securities, $0.1 million of securities were redeemed at par in April 2011. Therefore, the Company has classified a portion of the auction rate securities with a fair value of $0.1 million, based on the amount redeemed in April 2011, as current marketable securities and the remaining auction rate securities with an estimated fair value of $28.3 million, based on a discounted cash flow model, as non-current marketable securities on the accompanying unaudited Condensed Consolidated Balance Sheet at March 31, 2011. The Company has reduced the carrying value of the marketable securities classified as non-current by $1.2 million through accumulated other comprehensive income or loss instead of earnings because the Company has deemed the impairment of these securities to be temporary.
Note 9. Convertible Senior Notes due 2016
In August 2009, the Company issued, through an underwritten public offering, $230.0 million aggregate principal amount of 4.0% convertible senior notes due 2016 (“2016 Notes”). The 2016 Notes will mature on August 15, 2016 unless earlier redeemed or repurchased by the Company or converted. The 2016 Notes bear interest at a rate of 4.0% per year, payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2010.
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
The following is a summary of the principal amount of the liability component of the 2016 Notes, its unamortized discount and its net carrying amount as of March 31, 2011:

March 31, 2011
(In thousands)
Carrying amount of the equity component	$89,468
Net carrying amount of the liability component	$65,668
Unamortized discount of the liability component	$74,864
The effective interest rate used in determining the liability component of the 2016 Notes was 12.5%. The application of ASC 470-20 resulted in an initial recognition of $89.5 million as the debt discount with a corresponding increase to paid-in capital, the equity component, for the 2016 Notes. The debt discount and debt issuance costs are amortized as interest expense through August 2016. The cash interest expense for the three months ended March 31, 2011 for the 2016 Notes was $2.3 million, relating to the 4.0% stated coupon rate. The non-cash interest expense relating to the amortization of the debt discount for the 2016 Notes for the three months ended March 31, 2011 was $2.4 million.
Note 10. Stock-Based Compensation
The Company accounts for stock-based compensation to employees and directors by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period. Total employee stock-based compensation expenses were $5.4 million and $4.9 million for the three months ended March 31, 2011, and March 31, 2010, respectively.
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
For the three months ended March 31, 2011, the Company recorded an income tax expense of $32,000 primarily related to state income taxes. For the three months ended March 31, 2010, the Company recorded an income tax benefit of $732,000 principally related to its election to carryback net operating losses under the Worker, Homeownership and Business Association Act of 2009. The election enabled the Company to eliminate all federal Alternative Minimum Taxes (AMT) previously recorded in 2009.

There were no changes to the Company’s unrecognized tax benefits for the three months ended March 31, 2011. The Company is in the process of completing an analysis of its tax credit carryforwards. Any uncertain tax positions identified in the course of this analysis will not impact the consolidated financial statements if the Company continues to maintain a full valuation allowance on its deferred tax assets. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded for the three months ended March 31, 2011 or March 31, 2010.
The Company does not expect to have any significant changes to unrecognized tax benefits over the next twelve months. The tax years from 1993 and forward remain open to examination by the federal and state taxing authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.
Note 12. Net Loss per Share
Basic net loss per share amounts for each period presented were computed by dividing net loss by the weighted-average number of shares of common stock outstanding. Diluted net loss per share for each period presented was computed by dividing net loss plus interest on dilutive convertible senior notes by the weighted-average number of shares of common stock outstanding during each period plus all additional common shares that would have been outstanding assuming dilutive potential common shares had been issued for dilutive convertible senior notes and other dilutive securities.
Dilutive potential common shares for dilutive convertible senior notes are calculated based on the “if-converted” method. Under the “if-converted” method, when computing the dilutive effect of convertible senior notes, the numerator is adjusted to add back the amount of interest and debt issuance costs recognized in the period and the denominator is adjusted to add the amount of shares that would be issued if the entire obligation is settled in shares. As of March 31, 2011, the Company’s outstanding indebtedness consisted of its 4.0% convertible senior notes due 2016.
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
The computations for basic and diluted net loss per share were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net loss — basic	$(49,162)	$(12,044)

Add: interest and issuance costs related to convertible senior notes	—	—

Net loss — diluted	$(49,162)	$(12,044)

Denominator:
Weighted average common shares outstanding — basic	63,008	62,353
Dilutive effect of convertible senior notes	—	—
Dilutive effect of options	—	—

Weighted-average common shares outstanding and dilutive potential common shares — diluted	63,008	62,353

Net loss per share:
Basic	$(0.78)	$(0.19)

Diluted	$(0.78)	$(0.19)

Under the “if-converted” method, 5.8 million potential common shares relating to the 2016 Notes were not included in diluted net loss per share for the three months ended March 31, 2011 and March 31, 2010 because their effect would be anti-dilutive. Diluted net loss per share does not include the effect of 4.1 million and 3.9 million stock-based awards that were outstanding during the three months ended March 31, 2011 and March 31, 2010, respectively, because their effect would have been anti-dilutive.
Note 13. Comprehensive Loss
Comprehensive loss is composed of net loss and other comprehensive income. Other comprehensive income is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net income and reported separately in stockholders’ equity. Comprehensive income (loss) and its components are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net loss	$(49,162)	$(12,044)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	137	518
Change in unrealized gain (loss) on derivatives designated as hedges	14	—

Comprehensive loss	$(49,011)	$(11,526)

The activities in other comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Available-for-sale securities:
Increase in unrealized gain (loss) on available-for-sale securities	$141	$518
Reclassification adjustment for net gains on available-for-sale securities included in net loss	(4)	—

Change in unrealized gain (loss) on available-for-sale securities	$137	$518

Derivatives:
Increase in unrealized gain (loss) on derivatives designated as hedges	$(19)	$—
Realized loss reclassified from accumulated other comprehensive income to net loss	33	—

Change in unrealized gain (loss) on derivatives designated as hedges	$14	$—

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
Overview
We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. Through our internal research programs and in conjunction with our collaborators, we are applying our expertise to develop and commercialize therapies designed to exploit the genetic differences between cancer cells and normal cells. We are continuing to expand our current commercialization opportunities for Nexavar® (sorafenib) tablets, along with our collaborator, Bayer HealthCare Pharmaceuticals Inc., or Bayer, and we are developing carfilzomib, a selective proteasome inhibitor, for the potential treatment of patients with multiple myeloma and solid tumors. Carfilzomib is a late-stage compound with the potential for accelerated marketing approval in the United States based on our current clinical trial data and assuming favorable regulatory outcomes. In addition, we continue to invest in our development pipeline, with multiple clinical and preclinical stage product candidates.
Collaboration Agreement with Bayer
Our first commercially available product, Nexavar® (sorafenib) tablets, being developed with our collaborator, Bayer HealthCare Pharmaceuticals, or Bayer, is approved by the United States Food and Drug Administration, or FDA, for the treatment of patients with unresectable liver cancer and advanced kidney cancer. Nexavar is a novel, orally available kinase inhibitor and is one of a new class of anticancer treatments that target both cancer cell proliferation and tumor growth through the inhibition of key signaling pathways. In December 2005, Nexavar became the first newly approved drug for patients with advanced kidney cancer in over a decade. In November 2007, Nexavar was approved as the first and is currently the only systemic therapy for the treatment of patients with unresectable liver cancer. Nexavar is now approved in more than 100 countries for the treatment of unresectable liver cancer and advanced kidney cancer. We and Bayer are also conducting clinical trials of Nexavar in several important cancer types in addition to advanced kidney cancer and unresectable liver cancer, including lung, thyroid, breast, ovarian and colon cancers.
We and Bayer are commercializing Nexavar, for the treatment of patients with unresectable liver cancer and advanced kidney cancer. Nexavar has been approved and is marketed for these indications in the United States and in the European Union, as well as other territories worldwide. In the United States, we co-promote Nexavar with Bayer. Outside of the United States, Bayer manages all commercialization activities. For the three months ended March 31, 2011, worldwide net sales of Nexavar as recorded by Bayer were $235.5 million.
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
Acquisition of Proteolix
In November 2009, we made a significant move towards achieving our goal in becoming a multi-product portfolio company by acquiring Proteolix, Inc., or Proteolix, a privately-held biopharmaceutical company located in South San Francisco, California. Proteolix focused primarily on the discovery and development of novel therapies that target the proteasome for the treatment of hematological malignancies, solid tumors and autoimmune disorders. This acquisition, which included carfilzomib, has provided us with an opportunity to expand into the hematological malignancies market. The aggregate cash consideration paid to former Proteolix stockholders at closing was $276.0 million with another $40.0 million paid in April 2010 upon the achievement of a pre-specified milestone. In addition, we may be required to pay up to an additional $535.0 million in earn-out payments upon the receipt of certain regulatory approvals within pre-specified timeframes.
Licensing Agreement with Ono Pharmaceutical
In September 2010, we entered into an exclusive license agreement with Ono Pharmaceutical Co., Ltd., or Ono, granting Ono the right to develop and commercialize both carfilzomib and ONX 0912 for all oncology indications in Japan. We retain development and commercialization rights for all other countries. We agreed to provide Ono with development and commercial supply of carfilzomib and ONX 0912 on a cost-plus basis. Ono agreed to pay us development and commercial milestone payments based on the achievement of pre-specified criteria. In addition, Ono agreed to share a percentage of costs incurred by us for the global development of carfilzomib and ONX 0912 that support filings for regulatory approval in Japan. The milestone and development support payments could total approximately $288.6 million at current exchange rates. Ono is responsible for all development costs in support of regulatory filings in Japan as well as commercialization costs it incurs. If regulatory approval for carfilzomib and/or ONX 0912 is achieved in Japan, Ono is obligated to pay us double-digit royalties on net sales of the licensed compounds in Japan. The agreement will terminate upon the expiration of the royalty terms specified for each product. In addition, Ono may terminate this agreement for certain scientific or commercial reasons with advance written notice, and either party may terminate this agreement for the other party’s uncured material breach or bankruptcy.
Licensing Agreement with BTG
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
Development, Collaboration, Option and License Agreement with S*BIO
In December 2008, we entered into a development, collaboration, option and license agreement with S*BIO Pte Ltd., or S*BIO, a Singapore-based company, pursuant to which we acquired options to license rights to its novel Janus Kinase, or JAK, inhibitors, SB1518 (designated by Onyx as ONX 0803) and SB1578 (designated by Onyx as ONX 0805). Under the terms of the agreement, we obtained options, which if exercised, would have given us rights to exclusively develop and commercialize ONX 0803 and ONX 0805 for all potential indications in the United States, Canada and Europe. S*BIO would have retained responsibility for all development costs prior to the option exercise, after which we would have assumed development costs for the United States, Canada and Europe, subject to S*BIO’s option to fund a portion of the development costs in return for enhanced royalties on any future product sales.

In May 2011, we entered into a Termination and Separation Agreement, or the Termination Agreement, with S*BIO to terminate our collaboration agreement and amend our rights with respect to ONX 0803 and ONX 0805. Under the Termination Agreement, our option rights to ONX 0803 and ONX 0805, which we had not exercised, will revert to S*BIO and S*BIO will retain responsibility for all development and commercialization of these compounds. We retained our equity interest in S*BIO and, in addition to any value associated with our equity interest, may receive up to $20.0 million from S*BIO based on agreed portions of any partnering revenue or future royalty revenue related to ONX 0803 and ONX 0805, or proceeds from any acquisition of S*BIO.
Business Highlights
In the first quarter of 2011, we continued to execute on our value building strategy by increasing worldwide sales of Nexavar as compared to the same period in 2010, and continued to invest in the development and pre-launch commercialization of carfilzomib.
Nexavar margins increased year over year, and sales of Nexavar as recorded by Bayer in countries around the world increased from $214.4 million for the three months ended March 31, 2010 to $235.5 million for the three months ended March 31, 2011, driven by strong growth in the Asia-Pacific region, particularly Japan and China.
In March 2011, we announced the expansion of our ongoing Phase 3 European clinical trial, referred to as FOCUS, or the “011” trial, designed to evaluate the efficacy and tolerability of carfilzomib in patients with refractory multiple myeloma relapsed after at least three prior regimens. The modification of the trial includes two key enhancements: a change of the primary endpoint to overall survival from progression free survival and an increase in patient enrollment to approximately 300 from 84 in order to demonstrate a potential mortality benefit.
In April 2011, we moved to our new company headquarters at 249 East Grand Avenue, South San Francisco, California.
In May 2011, we entered into a Termination and Separation Agreement with S*BIO under which our option rights to ONX 0803 and ONX 0805, which we had not exercised, will revert to S*BIO.
Financial Highlights
Our operating results for the three months ended March 31, 2011 included revenue from the Nexavar collaboration agreement of $67.1 million, an increase of $4.2 million, or 7%, from $62.9 million for same period in 2010. The increase in revenue from the Nexavar collaboration agreement was driven primarily by an increase in net sales of Nexavar.
Total operating expenses for the three months ended March 31, 2011 was $108.5 million, an increase of $36.8 million, or 51%, from $71.7 million for the same period in 2010. The increase in operating expenses was primarily driven by increases in research and development expenses of $18.9 million and selling, general and administrative expenses of $9.8 million. The increase in research and development expenses includes a $12.7 million expense for the three months ended March 31, 2011 to write-off the remaining balance of advance funding provided to S*BIO in May 2010 and costs incurred for the development of carfilzomib, particularly the Phase 3 ASPIRE and FOCUS trials. The increase in selling, general and administrative expenses was primarily due to planned increases in employee headcount and related costs.
Cash, cash equivalents and current and non-current marketable securities at March 31, 2011 were $561.7 million, a decrease of $16.2 million, or 3%, from $577.9 million at December 31, 2010. The decrease is primarily attributable to net cash used in operations.
Critical Accounting Policies and the Use of Estimates
Critical accounting policies are those that require significant estimates, assumptions and judgments by management about matters that are inherently uncertain at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates. There have been no significant or material changes to our critical accounting policies or estimates since we filed our 2010 Annual Report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission (“SEC”).

Results of Operations
Three months ended March 31, 2011 and 2010
Revenue
Nexavar, our only marketed product, was approved in the United States in December 2005. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. Accordingly, for the three months ended March 31, 2011 and 2010, we reported no product revenue. For the three months ended March 31, 2011, Nexavar net sales recorded by Bayer were $235.5 million, primarily in the United States, the European Union and other territories worldwide and includes the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act. This represents an increase of $21.1 million, or 10%, over Nexavar net sales of $214.4 million recorded by Bayer for the three months ended March 31, 2010.
Revenue from Collaboration Agreement
Nexavar is currently marketed and sold in the United States, most countries in the European Union and other territories worldwide. We co-promote Nexavar in the United States with Bayer under collaboration and co-promotion agreements. Under the terms of the co-promotion agreement and consistent with the collaboration agreement with Bayer, we share equally in the profits or losses of Nexavar worldwide, excluding Japan. In the United States, we contribute half of the overall number of sales force personnel required to market and promote Nexavar and half of the medical science liaisons to support Nexavar. We and Bayer each bear our own sales force and medical science liaison expenses. These expenses are not included in the calculation of the profits or losses of the collaboration.
Revenue from collaboration agreement consists of our share of the pre-tax commercial profit generated from our collaboration with Bayer, reimbursement of our shared marketing costs related to Nexavar and royalty revenue. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. We record revenue from collaboration agreement on a quarterly basis. Revenue from collaboration agreement for the three months ended March 31, 2011 and 2010 is calculated as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Nexavar product revenue, net (as recorded by Bayer)	$235,467	$214,361

Nexavar revenue subject to profit sharing (as recorded by Bayer)	$193,170	$185,867
Combined cost of goods sold, distribution, selling, general and administrative expenses	74,010	75,698

Combined collaboration commercial profit	$119,160	$110,169

Onyx’s share of collaboration commercial profit	$59,580	$55,084
Reimbursement of Onyx’s shared marketing expenses	4,604	5,824
Royalty revenue	2,961	1,995

Revenue from collaboration agreement	$67,145	$62,903

The increase in revenue from collaboration agreement for the three months ended March 31, 2011 from the same period in 2010 is primarily a result of increased net sales of Nexavar as recorded by Bayer in countries around the world, particularly in certain Asia-Pacific countries. Revenue from collaboration agreement is directly affected by the increases and decreases in Nexavar net revenue, over and above the associated cost of goods sold, distribution, selling and general administrative expenses. In addition, prolonged or profound economic downturn may result in adverse changes to product reimbursement and pricing and sales levels, which would harm our operating results. We expect Nexavar sales and Bayer’s and our shared cost of goods sold, distribution, selling and general administrative expense to increase as Bayer continues to expand Nexavar marketing and sales activities outside of the United States, particularly in certain Asia-Pacific countries.

Research and Development Expenses
Research and development expenses, as compared to the same period of the prior year, were as follows:

	Three Months Ended		Change
	March 31,		2011 vs 2010
	2011	2010	$	%
	(In thousands, except percentages)
Research and development	$62,494	$43,575	$18,919	43%
For the three months ended March 31, 2011, research and development expenses include costs to develop our product candidates and our share of the research and development costs incurred for Nexavar by Bayer and us under our cost sharing arrangement. In addition, research and development expenses for the three months ended March 31, 2011 includes a $12.7 million expense to write-off the remaining balance of the advance funding provided to S*BIO in May 2010. The remaining increase in research and development expense was primarily due to investments in the development of carfilzomib, particularly relating to our ongoing Phase 3 clinical trials, referred to as ASPIRE, or the “009” trial, and FOCUS, or the “011” trial. The increase in research and development expenses was partially offset by a $3.0 million reimbursement received from Ono. Under the terms of the license agreement with Ono, a percentage of the global development costs we incur for the development of carfilzomib and ONX 0912 is reimbursed by Ono. Refer to Note 3 for further information.
A significant portion of our total research and development expenses, approximately 34% and 50% for the three months ended March 31, 2011 and 2010, respectively, relates to our cost sharing arrangement with Bayer and represents our share of the research and development costs incurred by Bayer. As a result of the cost sharing arrangement between us and Bayer for research and development costs, there was a net reimbursable amount of $19.4 million and $18.5 million due to Bayer for the three months ended March 31, 2011 and 2010, respectively. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. For the periods covered in the financial statements presented, there have been no significant or material differences between actual amounts and estimates. However, if we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment. As of March 31, 2011, our share of the Nexavar development costs incurred to date under the collaboration was $619.9 million.
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
We expect our research and development expenses to increase substantially in future periods, primarily as a result of costs incurred to develop carfilzomib. We are currently conducting Phase 3, Phase 2 and Phase 1b studies in relapsed multiple myeloma, a Phase 2b study in relapsed and refractory multiple myeloma and Phase 1b/2 studies in multiple myeloma and relapsed solid tumors. We also expect our research and development activities to include developing ONX 0801 and our other product candidates. Additionally, the terms of the development and license agreement dated November 6, 2008 with BTG provide that we may be required to make payments to BTG of up to $65.0 million upon the attainment of certain global development and regulatory milestones, plus additional milestone payments upon the achievement of certain marketing approvals and commercial milestones.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, as compared to the same period of the prior year were as follows:

	Three Months Ended		Change
	March 31,		2011 vs 2010
	2011	2010	$	%
	(In thousands, except percentages)
Selling, general and administrative	$34,471	$24,721	$9,750	39%
The increase in selling, general and administrative expenses was primarily due to planned increases in employee headcount and related costs, legal costs, pre-launch costs for carfilzomib and increased facilities-related costs. Selling, general and administrative expenses consist primarily of salaries, employee benefits, consulting, advertising and promotion expenses, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs. We expect our selling, general and administrative expenses to increase due to increases in marketing expenses related to Nexavar and increases in personnel and due to preparations for the potential launches of carfilzomib in various territories.
Contingent Consideration Expense
Contingent consideration expense, as compared to the same periods of the prior year, were as follows:

	Three Months Ended		Change
	March 31,		2011 vs 2010
	2011	2010	$	%
	(In thousands, except percentages)
Contingent consideration	$11,495	$3,448	$8,047	233%
As a result of the acquisition of Proteolix in November 2009 under the terms of an Agreement and Plan of Merger, or the Merger Agreement, which was entered into in October 2009, we made a payment of $40.0 million in April 2010 and may be required to pay up to an additional $535.0 million payable in up to four earn-out payments upon the achievement of certain regulatory approvals for carfilzomib in the U.S. and Europe within pre-specified timeframes. Under the Merger Agreement, the first of these additional earn-out payments would be in the amount of $170.0 million if achieved by the date originally contemplated, and would be triggered by accelerated marketing approval for carfilzomib in the United States for relapsed/refractory multiple myeloma. In January 2011, we entered into Amendment No. 1 to the Merger Agreement. Amendment No. 1 modifies this first payment if the milestone is not achieved by the date originally contemplated on a sliding scale basis, as follows:
•	if accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved after the date originally contemplated, but within six months of the original date, subject to extension under certain circumstances, then the amount payable will be reduced to $130.0 million; and

•	if accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved more than six months after the date originally contemplated, but within 12 months of the original date, subject to extension under certain circumstances, then the amount payable will be reduced to $80.0 million.
The remaining earn-out payments will continue to become payable in up to three additional installments as follows:
•	$65.0 million would be triggered by specified marketing approval in the European Union for relapsed/refractory multiple myeloma;

•	$150.0 million would be triggered by specified marketing approval in the United States for relapsed multiple myeloma; and

•	$150.0 million would be triggered by specified marketing approval for relapsed multiple myeloma in the European Union.
We recorded a non-current liability for this contingent consideration related to the four earn-out payments with a fair value of $265.0 million at March 31, 2011 based upon a discounted cash flow model that uses significant estimates and assumptions, including the probability of technical and regulatory success (“PTRS”) of the product candidate, carfilzomib. Contingent consideration expense is due to the change in the fair value of the recognized amount of the non-current liability for contingent consideration. For the three months ended March 31, 2011, the change in the fair value resulted from an increase in the PTRS and the passage of time. The increase in the PTRS was due to the expanded size and change in endpoint of our Phase 3 European clinical trial, referred to as FOCUS, or the “011” trial, announced in March 2011. Any further changes to these estimates and assumptions could significantly impact the fair values recorded for this liability, resulting in significant charges to our Condensed Consolidated Statements of Operations.

Investment Income
Investment income consists of interest income and realized gains or losses from the sale of marketable equity investments. We had investment income of $0.6 million for the three months ended March 31, 2011, a decrease of $0.2 million, or 25%, from $0.8 million in the same period in 2010. These decreases were primarily due to lower effective interest rates in the market.
Interest Expense
Interest expense of $5.0 million for the three months ended March 31, 2011, primarily relates to the 4.0% convertible senior notes due 2016 issued in August 2009, and includes non-cash imputed interest expense of $2.4 million, as a result of the application of ASC 470-20.
Other Expense
Other expense of $3.5 million for the three months ended March 31, 2011 primarily relates to a $3.0 million expense recorded for the impairment of our equity investment in S*BIO. In accordance with ASC 325-20-35, we reassessed the fair value of our equity investment in S*BIO and determined that our investment was impaired and accordingly, recorded a $3.0 million expense associated with the impairment of this investment. Other expense also includes $0.5 million related to net losses on certain foreign currency option contracts not designated as hedging instruments.
Liquidity and Capital Resources
With the exception of the profitability we achieved for the years ended December 31, 2009 and 2008, we have incurred significant annual net losses since our inception, and we have relied primarily on public and private financing to fund our operations.
At March 31, 2011, we had cash, cash equivalents and current and non-current marketable securities of $561.7 million, compared to $577.9 million at December 31, 2010. The decrease is primarily attributable to net cash used in operations.
Our investment portfolio includes $29.6 million of AAA rated securities with an auction reset feature (“auction rate securities”) that are collateralized by student loans. In April 2011, $0.1 million in securities were redeemed at par and, accordingly, we classified these securities as current marketable securities in the accompanying unaudited Condensed Consolidated Balance Sheet at March 31, 2011. Therefore, the remaining balance of auction rate securities is currently outstanding in our investment portfolio. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the remaining balance of auction rate securities as non-current marketable securities in the accompanying unaudited Condensed Consolidated Balance Sheet at March 31, 2011. We have determined the fair value to be $28.3 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $1.2 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. An increase in either of these assumptions could result in a $1.2 million decrease in value. Alternatively, a decrease in either of the assumptions could result in a $1.2 million increase in value.
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

We believe that our existing capital resources and interest thereon will be sufficient to fund our current and planned operations for at least the next twelve months. However, if we change our development plans, including acquiring or developing additional product candidates or complementary businesses, we may need additional funds sooner than we expect. We anticipate that we will incur cash outlays to conduct and support additional clinical trials both currently underway and planned for the development of carfilzomib and our other development candidates. We also expect to incur cash outlays as we prepare for potential commercial launches of carfilzomib, should it receive marketing approval. In addition, we anticipate that we will incur expenses for the development of ONX 0801. Further, we may be obligated to make up to an additional $535.0 million of contingent earn-out payments upon the achievement of regulatory approvals for carfilzomib in the U.S. and Europe, payable in either cash or common stock, at our discretion. The terms of the development and license agreement dated November 6, 2008 with BTG provide that we may be required to make payments to BTG of up to $65.0 million upon the attainment of certain global development and regulatory milestones, plus additional milestone payments upon the achievement of certain marketing approvals and commercial milestones.
In April 2011, we moved to our new company headquarters at 249 East Grand Avenue, South San Francisco, California. We entered into arrangements to lease and sublease these premises in July 2010, and will continue to incur cash outlays associated with the lease and sublease of these premises. The total monthly base rent in the first year for both the lease and sublease is approximately $294,000. The total obligations under both of these operating leases will be approximately $45.9 million. We expect to cease the use of the premises we previously occupied in Emeryville, California and South San Francisco, California in the second quarter of 2011 and expect to incur estimated exit costs in the range of $13.5 million to $14.5 million relating to the remaining lease terms of these premises, which expire in 2013 and 2014, respectively.
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
Off-Balance Sheet Arrangements
As of March 31, 2011, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update (“ASU”) 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers. This update addresses questions concerning how pharmaceutical manufacturers should recognize and classify in the income statement fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act or Acts. The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. An entity’s portion of the annual fee is payable no later than September 30 of the applicable calendar year and is not tax deductible. The annual fee is payable to the U.S. Treasury once a pharmaceutical manufacturing entity has a gross receipt from a branded prescription drug sale to any specified government program or in accordance with coverage under any government program for each calendar year beginning on or after January 1, 2011. We do not expect that this accounting standard update will have any material impact on our results of operations or financial position.
In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other — When to perform Step 2 of the Goodwill Impairment Test for Entities with Zero or Negative Carrying Amount. ASU 2010-28 modifies goodwill impairment testing for entities with zero or negative carrying amounts. The amendment requires these entities to perform Step 2 of the goodwill impairment test, which involves comparing the current value and the current book value of goodwill. The difference between these values represents the impairment amount which must be recognized in the current period. In addition, an entity should consider whether there are any adverse qualitative factors indicating that impairment exists. ASU 2010-28 is effective for interim and annual periods beginning on or after December 15, 2010. Early adoption is not permitted. We are currently evaluating the impact, if any, that the adoption may have on our results of operations or financial position.

In December 2010, the FASB issued ASU 2010-29, Business Combinations — Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 clarifies the acquisition date that should be used for reporting the pro forma revenue and earnings disclosure requirements for business combination(s) when comparative financial statements are presented. The amendment specifies that an entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, the amendment expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). ASU 2010-29 is effective for interim and annual periods beginning on or after December 15, 2010. Early adoption is permitted. We do not expect the adoption will have any material impact on our results of operations or financial position.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. Under our policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds and investment grade government and non-government debt securities. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase or decrease by 100 basis points, or 1%, as of March 31, 2011, the fair value of our portfolio would decline or increase, respectively, by approximately $2.0 million. Additionally, a hypothetical increase or decrease of 1% in market interest rates during the three months ended March 31, 2011 would have resulted in a change of $1.2 million in our net income for the three months ended March 31, 2011, respectively.
The table below presents the amounts and related weighted average interest rates of our cash equivalents and marketable securities at:

	March 31, 2011			December 31, 2010
		Fair Value	Average		Fair Value	Average
	Maturity	(In millions)	Interest Rate	Maturity	(In millions)	Interest Rate
Cash equivalents, fixed rate	0 - 3 months	$108.9	0.13%	0 - 3 months	$113.9	0.48%
Marketable securities, fixed rate	0 - 23 months	$350.5	0.55%	0 - 20 months	$351.5	0.57%
Liquidity Risk
Our investment portfolio includes $29.6 million of AAA rated auction rate securities collateralized by student loans. In April 2011, $0.1 million in securities were redeemed at par and, accordingly, we classified these securities as current marketable securities in the accompanying unaudited Condensed Consolidated Balance Sheet at March 31, 2011. Therefore, the remaining balance of auction rate securities is currently outstanding in our investment portfolio. Since February 2008, securities of this type have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the remaining balance of auction rate securities as non-current marketable securities on the accompanying unaudited Condensed Consolidated Balance Sheet at March 31, 2011. We have determined the fair value to be $28.3 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $1.2 million through accumulated other comprehensive loss instead of earnings because we have deemed the impairment of these securities to be temporary. We do not intend to sell the securities and we believe it is not more likely than not that we will be required to sell the securities prior to the recovery of their amortized cost bases.

Foreign Currency Exchange Rate Risk
A majority of Nexavar sales are generated outside of the United States, and a significant percentage of Nexavar commercial and development expenses are incurred outside of the United States. Our revenue from collaboration agreement is dependent on these foreign currency denominated activities. As a result of these underlying non-U.S. Dollar denominated activities, fluctuations in foreign currency exchange rates affect our operating results. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. dollars for presentation in our financial statements, as well as our operating margins. The primary foreign currencies that we are exposed to are the Euro and the Japanese Yen. A hypothetical increase or decrease of 1% in exchange rates between the Euro and U.S. Dollar during the three months ended March 31, 2011 would have resulted in a change in our net loss of $0.4 million based on our expected exposures. A hypothetical increase or decrease of 1% in exchange rates between the Japanese Yen and U.S. Dollar during the three months ended March 31, 2011 would have resulted in a change in our net loss of $30,000 based on our expected exposures. For these currencies, we utilize average exchange rates for the reporting period.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2011 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
In May 2009, we filed a complaint against Bayer Corporation and Bayer A.G. in the United States District Court for the Northern District of California under the caption Onyx Pharmaceuticals, Inc. v. Bayer Corporation and Bayer AG, Case No. CV09-2145 MHP (N.D. Cal.). In the complaint, we have asserted our rights under the Collaboration Agreement to fluoro-sorafenib, an anti-cancer compound that Bayer is developing and to which Bayer refers as regorafenib, its International Nonproprietary Name. Fluoro-sorafenib has the same chemical structure as sorafenib (Nexavar), except that a single fluorine atom has been substituted for a hydrogen atom. Bayer is currently conducting trials of fluoro-sorafenib in mixed solid tumors, gastrointestinal stromal tumors (GIST), kidney, colorectal and liver cancer and non-squamous non-small cell lung cancer (NSCLC) and has initiated a Phase 3 clinical trial in metastatic colorectal carcinoma and GIST. In the lawsuit, we allege that fluoro-sorafenib was discovered during joint research between us and Bayer and we are seeking monetary damages and a court ruling that we have certain rights to fluoro-sorafenib under the collaboration agreement. Bayer has asserted that we have no such rights. In June 2010, we filed an amended complaint to include an allegation that Bayer has prejudiced the value of Nexavar by reason of its interest in other drugs, including fluoro-sorafenib. The trial is scheduled to begin in June 2011 in federal court in San Francisco, California.
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
We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2011.
Nexavar® is our only approved product and we may never obtain regulatory approval for carfilzomib or any other future product candidate. If Nexavar fails and we are unable to develop, obtain approval for and commercialize alternative product candidates our business would fail.
Nexavar is the only approved product that generated commercial revenues for the quarter ended March 31, 2011 and which we rely on to fund our operations. Unless we can successfully commercialize one of our other product candidates, we will continue to rely on Nexavar to generate substantially all of our revenues and fund our operations. All of our other product candidates are still development stage and we may never obtain approval of or earn revenues from any of our product candidates.
Carfilzomib is in late stage clinical development and our other product candidates are in early clinical stage. Successful development and commercialization of these compounds and our other product candidates is highly uncertain and depends on a number of factors, many of which are beyond our control. The New Drug Application, or NDA, for accelerated approval of carfilzomib may take longer to file than we expect or may not be filed at all. We have limited experience managing filing and managing regulatory filings and we may not succeed in obtaining accelerated approval, or full approval of carfilzomib on anticipated timelines or at all.
Our stock price is volatile, our operating results are unpredictable, we have a history of losses and we may be unable to sustain profitability.
Our stock price is volatile and is likely to continue to be volatile. A variety of factors may have a significant effect on our stock price, including:
•	fluctuations in our results of operations;

•	results from or speculation about clinical trials or the regulatory status of Nexavar, carfilzomib or other product candidates;

•	decisions or changes in policy by regulatory agencies, or changes in regulatory requirements;

•	announcements by us regarding, or speculation about, our business development activities;

•	ability to accrue patients into clinical trials or submit regulatory filings;

•	developments in our relationship with Bayer;

•	changes in healthcare reimbursement policies or other government regulations;

•	changes in generally accepted accounting principles and changes in tax laws;

•	announcements by us or our competitors of innovations or new products;

•	sales by us of our common stock or debt securities; and

•	foreign currency fluctuations, which would affect our share of collaboration profits or losses.
In the past, following our or Bayer’s announcements regarding lower than anticipated Nexavar sales and disappointing clinical trials in melanoma and NSCLC, our stock price has declined, in some cases significantly.
Our operating results and Nexavar sales will likely fluctuate from quarter to quarter and from year to year, and are difficult to predict. Our operating expenses are highly dependent on expenses incurred by Bayer and in certain regions are independent of Nexavar sales. We have to date incurred losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We might incur operating losses in the future as we expand our development and commercial activities for Nexavar and our product candidates. We expect to incur significant operating expenses associated with the development activities of carfilzomib and additional products, including potentially fluoro-sorafenib, if we prevail in our litigation against Bayer.
As a result of the acquisition of Proteolix, we may be required to pay up to an additional $535.0 million in four earn-out payments upon the receipt of certain regulatory approvals within pre-specified timeframes. We recorded a liability for this contingent consideration for the four earn-out payments with a fair value of $265.0 million at March 31, 2011 based upon a discounted cash flow model that uses significant estimates and assumptions. Any changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations. Moreover, we may, at our discretion, make any of the remaining earn-out payments in the form of cash, shares of Onyx common stock or a combination thereof. If we elect to issue shares of our common stock in lieu of making an earn-out payment in cash, this would have a dilutive effect on our common stock and could cause the trading price of our common stock to decline.
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
The timing of initiation and completion of clinical trials may be subject to significant delays resulting from various causes, including actions by Bayer for Nexavar clinical trials, scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, modification of clinical trial designs, and shortages of available drug supply for clinical and commercial purposes. We may face difficulties developing relationships with carfilzomib development partners, including clinical research organizations, contract manufacturing organizations, key opinion leaders and clinical investigators. We may not complete clinical trials involving Nexavar, carfilzomib or any of our other product candidates as projected or at all.
We may not have the necessary capabilities to successfully manage the execution and completion of clinical trials in a way that leads to approval of Nexavar, carfilzomib or other product candidates for their target indications. In addition, we rely on Bayer, academic institutions, cooperative oncology organizations and clinical research organizations to conduct, supervise or monitor the majority of clinical trials involving Nexavar and carfilzomib. We have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. The timing of review by regulatory authorities is uncertain. We may not obtain priority review from the United States Food and Drug Administration, or FDA, for our application for accelerated approval of carfilzomib, and we may not receive accelerated approval or any approval for carfilzomib.

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
The rate of adoption of Nexavar for unresectable liver cancer and the ultimate market size will be dependent on several factors including educating treating physicians on the appropriate use of Nexavar and the management of patients who are receiving Nexavar. This may be difficult as liver cancer patients typically have underlying liver disease and other comorbidities and can be treated by a variety of medical specialists. In addition, screening, diagnostic and treatment practices can vary significantly by region. Further, liver cancer is common in many regions in the developing world where the healthcare systems are limited and reimbursement for Nexavar is limited or unavailable, which will likely limit or slow adoption. If we are unable to change the treatment paradigms for this disease, we may be unable to successfully achieve the market potential of Nexavar in this indication, which could harm our business. In addition, certain countries require pricing to be established before reimbursement for this indication may be obtained and in some Asian Pacific countries in particular, these approvals require prolonged negotiations with the governments. In addition, we may not receive or maintain pricing approvals at favorable levels or at all, which could harm our ability to broadly market Nexavar.
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
Success in one or even several cancer types does not indicate that Nexavar would be approved or have successful clinical trials in other cancer types. Bayer and Onyx have conducted Phase 3 trials in melanoma and non-small cell lung cancer, or NSCLC that were not successful. In addition, in the NSCLC Phase 3 trial, higher mortality was observed in the subset of patients with squamous cell carcinoma of the lung treated with Nexavar and carboplatin and paclitaxel than in the subset of patients treated with carboplatin and paclitaxel alone. Based on this observation, further enrollment of squamous cell carcinoma of the lung was suspended from other NSCLC trials sponsored by us. Other cancer types with a histology similar to squamous cell carcinoma of the lung may yield a similar adverse treatment outcome. If so, patients having this histology may be excluded from ongoing and future clinical trials, which could potentially delay clinical trial enrollment and would reduce the number of patients that could potentially receive Nexavar. Regulatory requirements change over time, including acceptable clinical endpoints. We may be unable to satisfy new requirements or expectations of regulatory authorities and hence, Nexavar may never be approved in additional indications.

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
Nexavar may face challenges and competition from generic products. Generic manufacturers may file Abbreviated New Drug Applications, or ANDAs, in the U.S. seeking FDA authorization to manufacture and market generic versions of Nexavar, together with Paragraph IV certifications that challenge the scope, validity or enforceability of the Nexavar patents. If Bayer or we fail to timely file a lawsuit against any ANDA filer, that ANDA filer may not be subject to an FDA stay, and upon approval of the ANDA, the ANDA filer may elect to launch a generic version of Nexavar, thereby harming our business. Even if a lawsuit is timely filed, Bayer and we may be unable to successfully enforce and defend the Nexavar patents and we may face generic competition prior to expiration of the Nexavar patents in 2020.
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
Bayer’s development of other products, including fluoro-sorafenib, may affect Bayer’s incentives to develop and commercialize Nexavar that are different from our own. Our litigation against Bayer regarding fluoro-sorafenib, may be time consuming and expensive, and may be a distraction to our management. If it is ultimately determined that Onyx has no rights to fluoro-sorafenib and if Bayer obtains approval for this product, it would likely compete with and cannibalize sales of Nexavar, thereby harming our business. Bayer has disclosed a clinical development plan for fluoro-sorafenib that includes tumor types for which Nexavar has been approved (renal cell carcinoma and hepatocellular carcinoma), as well as tumor types for which Nexavar is in development (colorectal cancer and NSCLC). In 2010, we filed an amended complaint in our pending litigation against Bayer to include an allegation that Bayer has prejudiced the value of Nexavar by reason of its interest in other drugs, including fluoro-sorafenib; Bayer may continue to prejudice the value of Nexavar.
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
Nexavar, carfilzomib or our product candidates that may be approved may not gain market acceptance among physicians, patients, healthcare payers and/or the medical community or the market may not be as large as forecasted. A significant factor that affects market acceptance of our products is the availability of third-party reimbursement. Our commercial success may depend, in part, on the availability of adequate reimbursement for patients from third-party healthcare payers, such as government and private health insurers and managed care organizations. Third-party payers are increasingly challenging the pricing of medical products and services, especially in global markets, and their reimbursement practices may affect the price levels for Nexavar, carfilzomib, if approved, or any other future product. Governments outside of the US may increase their use of risk-sharing programs, which will only pay for a drug after it demonstrates efficacy in a given patient. In addition, governments may increasingly rely on Heath Technology Assessments to determine payment policy for cancer drugs. Health Technology Assessments are used by governments to assess if health services are safe and cost-effective. In addition, the market for our products may be limited by third-party payers who establish lists of approved products and do not provide reimbursement for products not listed. If our products are not on the approved lists in one or more countries, our sales may suffer. Non-government organizations can influence the use of our products and reimbursement decisions for our products in the United States and elsewhere. For example, the National Comprehensive Cancer Network, or NCCN, a not-for-profit alliance of cancer centers, has issued guidelines for the use of Nexavar in the treatment of advanced kidney cancer and unresectable liver cancer. These guidelines may affect treating physicians’ use of Nexavar.

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
If we lose our key employees or are unable to attract or retain qualified personnel, our business could suffer. Our recent move of our headquarters may cause additional disruption and turnover of employees.
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
In April 2011, we moved our corporate headquarters from Emeryville, California to South San Francisco, California. As a result, we expect to incur additional expenses, including exit costs, and may encounter disruption of operations related to the move, all of which could have an adverse effect on our financial condition and results of operations. In addition, relocation of our corporate headquarters may make it more difficult to retain certain of our employees, and any resulting need to recruit and train new employees could be disruptive to our business.

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
We may need additional funds to conduct the costly and time-consuming activities related to the development and commercialization of Nexavar and carfilzomib, including manufacturing, clinical trials and regulatory approval. Also, we may need funds to develop our early stage product candidates, to acquire rights to additional product candidates, or acquire new or complementary businesses. Our future capital requirements will depend upon a number of factors, including:
•	revenue from our product sales;

•	global product development and commercialization activities;

•	the cost involved in enforcing patents against third parties and defending claims by third parties;

•	the costs associated with acquisitions or licenses of additional products;

•	the cost of acquiring new or complementary businesses;

•	competing technological and market developments; and

•	future fee and milestone payments to BTG and former stockholders of Proteolix.
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
We may not be able to maintain product liability insurance coverage at a reasonable cost. We may not be able to obtain additional insurance coverage that will be adequate to cover product liability risks that may arise should a future product candidate receive marketing approval. Whether or not we are insured, a product liability claim or product recall may result in significant losses. Regardless of merit or eventual outcome, product liability claims may result in:
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
Patents and patent applications covering Nexavar are owned by Bayer. Those Nexavar patents that arose out of our collaboration agreement with Bayer are licensed to us, including two United States patents covering Nexavar and pharmaceutical compositions of Nexavar. Both patents will expire January 12, 2020. These two patents are listed in the FDA’s Approved Drug Product List (Orange Book). Based on publicly available information, Bayer also has patents in several European countries covering Nexavar, which will expire in 2020. Bayer has other patents and patent applications pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extension, the entitlement to and the term of which cannot presently be calculated, in part because Bayer does not share with us information related to its Nexavar patent portfolio. We cannot be certain that these issued patents and future patents if they issue will provide adequate protection for Nexavar or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise. Similarly, we cannot be certain that the patents and patent applications acquired in the Proteolix acquisition, or licensed to us by any licensor, will provide adequate protection for carfilzomib or any other product, or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise. The patents related to carfilzomib and 0912 will begin to expire in 2025 and 2027, respectively. Third parties may claim to have rights in the assets that we acquired with Proteolix, including carfilzomib, or to have intellectual property rights that will be infringed by our commercialization of the assets that we acquired with Proteolix. For example, an academic institution has notified us that it believes carfilzomib is covered by its intellectual property and that it is owed certain payments. While we disagree with this academic institution’s assertions and will defend our position, such efforts could be expensive and time-consuming and ultimately may not be successful. If third parties were to succeed in such claims, our business and company could be harmed.
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
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. The requirements for patentability may differ in certain countries, particularly developing countries. In 2009, we became aware that a third-party had filed an opposition proceeding with the Chinese patent office to invalidate the patent that covers Nexavar. Unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug, such as Nexavar. Bayer also has a patent in India that covers Nexavar. Cipla Limited, an Indian generic drug manufacturer, applied to the Drug Controller General of India (DCGI) for market approval for Nexavar, which Bayer sought to block based on its patent. Bayer sued the DCGI and Cipla Limited in the Delhi High Court requesting an injunction to bar the DCGI from granting Cipla Limited market authorization. The Court ruled against Bayer, stating that in India, unlike the U.S., there is no link between regulatory approval of a drug and its patent status. Bayer appealed, which it recently lost. Consequently, Bayer has appealed to the Indian Supreme Court, and has filed a patent infringement suit against Cipla that is currently pending before the Delhi high court. Some companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries, including certain countries in Europe and developing countries, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, Bayer, the owner of the Nexavar patent estate, may have limited remedies if the Nexavar patents are infringed or if Bayer is compelled to grant a license of Nexavar to a third party, which could materially diminish the value of those patents that cover Nexavar. If compulsory licenses were extended to include Nexavar, this could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor aggressive enforcement of patent and other intellectual property protection, which may make it difficult to stop infringement. Many countries limit the enforceability of patents against government agencies or government contractors. These factors could also negatively affect our revenue opportunities in those countries.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

2.1(1)†*	Agreement and Plan of Merger dated as of October 10, 2009 among the Company, Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.

2.2(2)†	Amendment No. 1 to Agreement and Plan of Merger dated as of January 27, 2011 between the Company and Shareholder Representative Services LLC.

3.1(3)	Restated Certificate of Incorporation of the Company.

3.2(4)	Amended and Restated Bylaws of the Company.

3.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(3)	Specimen Stock Certificate.

4.3(7)	Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.4(7)	First Supplemental Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.5(7)	Form of 4.00% Convertible Senior Note due 2016.

10.1(i)†	Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.

10.13(v)+	Form of Stock Unit Award Grant Notice and Agreement between the Company and certain award recipients.

10.22(ii)	Amendment to Exhibit A of License and Supply Agreement dated as of October 12, 2005, by and between CyDex Pharmaceuticals, Inc. (formerly CyDex, Inc.) and Proteolix, Inc., as amended.

31.1(8)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(8)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(8)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

*	Certain schedules related to identified agreements and persons have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 13, 2009.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2011.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(4)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on December 5, 2008.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(7)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.

(8)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.
Date: May 10, 2011	By:	/s/ N. Anthony Coles
N. Anthony Coles
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2011	By:	/s/ Matthew K. Fust
Matthew K. Fust
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1(1)†*	Agreement and Plan of Merger dated as of October 10, 2009 among the Company, Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.

2.2(2)†	Amendment No. 1 to Agreement and Plan of Merger dated as of January 27, 2011 between the Company and Shareholder Representative Services LLC.

3.1(3)	Restated Certificate of Incorporation of the Company.

3.2(4)	Amended and Restated Bylaws of the Company.

3.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(3)	Specimen Stock Certificate.

4.3(7)	Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.4(7)	First Supplemental Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.5(7)	Form of 4.00% Convertible Senior Note due 2016.

10.1(i)†	Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.

10.13(v)+	Form of Stock Unit Award Grant Notice and Agreement between the Company and certain award recipients.

10.22(ii)	Amendment to Exhibit A of License and Supply Agreement dated as of October 12, 2005, by and between CyDex Pharmaceuticals, Inc. (formerly CyDex, Inc.) and Proteolix, Inc., as amended.

31.1(8)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(8)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(8)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

*	Certain schedules related to identified agreements and persons have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 13, 2009.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2011.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 5, 2008.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(7)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.

(8)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.