Form 10-Q
period 2011-06-30
ONYX PHARMACEUTICALS INC
filed 2011-08-09
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of outstanding shares of the registrant’s common stock, $0.001 par value, was 63,544,578 as of July 29, 2011.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
ONYX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$168,743	$226,340
Marketable securities, current	353,799	322,973
Restricted cash	—	31,910
Receivable from collaboration partners	50,879	51,412
Prepaid expenses and other current assets	14,897	12,549

Total current assets	588,318	645,184
Marketable securities, non-current	28,053	28,555
Property and equipment, net	18,570	10,822
Intangible assets — in-process research and development	438,800	438,800
Goodwill	193,675	193,675
Other assets	18,026	35,599

Total assets	$1,285,442	$1,352,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23	$16
Accrued liabilities	15,273	16,866
Accrued clinical trials and related expenses	18,890	15,093
Accrued compensation	8,199	9,251
Lease termination exit costs, current	5,465	—
Escrow account liability	—	31,634

Total current liabilities	47,850	72,860

Convertible senior notes due 2016	157,645	152,701
Liability for contingent consideration	270,708	253,458
Deferred tax liability	157,090	157,090
Other liabilities	24,561	18,952
Lease termination exit costs, non-current	7,622	—

Commitments and contingencies

Stockholders’ equity:
Common stock	63	63
Additional paid-in capital	1,264,046	1,238,204
Receivable from stock option exercises	(10)	(6)
Accumulated other comprehensive loss	(1,034)	(1,291)
Accumulated deficit	(643,099)	(539,396)

Total stockholders’ equity	619,966	697,574

Total liabilities and stockholders’ equity	$1,285,442	$1,352,635

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	( In thousands, except per share amounts )
Revenue:
Revenue from collaboration agreement	$67,956	$68,773	$135,101	$131,676

Total revenue	67,956	68,773	135,101	131,676

Operating expenses:
Research and development	63,045	43,251	125,538	86,826
Selling, general and administrative	38,236	26,647	72,707	51,368
Contingent consideration	5,755	92,037	17,250	95,485
Lease termination exit costs	10,727	—	10,727	—

Total operating expenses	117,763	161,935	226,222	233,679

Loss from operations	(49,807)	(93,162)	(91,121)	(102,003)
Investment income, net	645	780	1,293	1,569
Interest expense	(5,041)	(4,800)	(10,042)	(9,525)
Other expense	(340)	—	(3,801)	—

Loss before provision (benefit) for income taxes	(54,543)	(97,182)	(103,671)	(109,959)
Provision (benefit) for income taxes	—	—	32	(732)

Net loss	$(54,543)	$(97,182)	$(103,703)	$(109,227)

Basic net loss per share	$(0.86)	$(1.55)	$(1.64)	$(1.75)

Diluted net loss per share	$(0.86)	$(1.55)	$(1.64)	$(1.75)

Shares used in computing basic net loss per share	63,415	62,627	63,212	62,491

Shares used in computing diluted net loss per share	63,415	62,627	63,212	62,491

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(103,703)	$(109,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gains on sales of current marketable securities	(1)	(55)
Depreciation and amortization	741	1,324
Stock-based compensation	14,152	10,948
Amortization of convertible senior notes discount and debt issuance costs	4,944	4,691
Changes in fair value of liability for contingent consideration	17,250	95,485
Property and Equipment write-off	732	—
Impairment of equity investment	3,000	—
Changes in operating assets and liabilities:
Restricted cash	—	(14)
Receivable from collaboration partners	533	(876)
Prepaid expenses and other current assets	(2,350)	913
Other assets	14,573	(19,293)
Accounts payable	7	1,245
Accrued liabilities	(1,593)	(407)
Accrued clinical trials and related expenses	3,797	(1,618)
Accrued compensation	(1,052)	(6,320)
Escrow liability	(31,634)	14
Lease termination exit costs liability	13,087	—
Other liabilities	5,610	(431)

Net cash used in operating activities	(61,907)	(23,621)

Cash flows from investing activities:
Purchases of marketable securities	(260,094)	(236,612)
Sales of marketable securities	80,280	248,255
Maturities of marketable securities	149,750	245,010
Transfers from restricted cash	31,910	(4,000)
Payment for liability for contingent consideration, current	—	(36,000)
Capital expenditures	(9,221)	(267)

Net cash provided by investing activities	(7,375)	216,386

Cash flows from financing activities:
Repurchases of restricted stock awards	(180)	(45)
Net proceeds from issuances of common stock	11,865	3,735

Net cash provided by financing activities	11,685	3,690

Net increase (decrease) in cash and cash equivalents	(57,597)	196,455
Cash and cash equivalents at beginning of period	226,340	107,668

Cash and cash equivalents at end of period	$168,743	$304,123

Supplemental cash flow data
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest	$4,600	$4,677
See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
Significant Accounting Policies
As of June 30, 2011, there have been no material changes to the Company’s significant accounting policies, compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Thus, actual results could differ from those estimates. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other future operating periods.
Principles of Consolidation
The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Segment Reporting
The Company operates in one segment — the discovery and development of novel cancer therapies.
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The Company does not expect that the adoption of this accounting standard update will have any material impact on its results of operations or financial position.
In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Note 2. Revenue from Collaboration Agreement
Collaboration Agreement with Bayer
Nexavar is currently marketed and sold globally for the treatment of unresectable liver cancer and advanced kidney cancer. Nexavar also has regulatory applications pending in other territories internationally. The Company co-promotes Nexavar in the United States with Bayer HealthCare Pharmaceuticals, Inc., or Bayer, under collaboration and co-promotion agreements. In March 2006, the Company and Bayer entered into an agreement to co-promote Nexavar in the United States. This agreement amends the collaboration agreement and generally supersedes the provisions of the collaboration agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the collaboration agreement continue to govern under which Bayer has exclusive marketing rights and the Company shares equally in the profits or losses, excluding Japan. In the United States, under the terms of the 2006 co-promotion agreement and consistent with the collaboration agreement, the Company and Bayer share equally in the profits or losses of Nexavar, in the United States, subject only to the Company’s continued co-funding of the development costs of Nexavar worldwide, excluding Japan, and the Company’s continued co-promotion of Nexavar in the United States.
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
Revenue from collaboration agreement was $68.0 million and $135.1 million for the three and six months ended June 30, 2011, respectively, compared to $68.8 million and $131.7 million for the three and six months ended June 30, 2010, respectively, calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Onyx’s share of collaboration commercial profit	$58,535	$59,978	$118,115	$115,063
Reimbursement of Onyx’s shared marketing expenses	6,687	6,475	11,291	12,299
Royalty revenue	2,734	2,320	5,695	4,314

Revenue from collaboration agreement	$67,956	$68,773	$135,101	$131,676

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

Global development work is conducted by Onyx at Onyx’s discretion. A percentage of the costs incurred by the Company for the global development of carfilzomib and ONX 0912 that may support filings for regulatory approval in Japan are required to be reimbursed by Ono at cost. These reimbursements are recorded as a reduction of operating expenses by the Company. For the three and six months ended June 30, 2011, the reimbursement of global development costs was $4.4 million and $7.4 million, respectively, which reduced the “Research and development expenses” line item in the Condensed Consolidated Statement of Operations.
Ono also agreed to pay the Company global development support and commercial milestone payments based on the achievement of pre-specified criteria, which could total approximately $289.3 million at current exchange rates. In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, which states that entities can apply the milestone method of revenue recognition to research or development arrangements if the milestones under the arrangements are substantive and there is substantive uncertainty about whether the milestones will be achieved. The Company adopted ASU No. 2010-17 effective January 2010 and determined that the milestones under the agreement with Ono will not be accounted for under the milestone method of revenue recognition. The milestones under the agreement with Ono do not meet the definition of a milestone under ASU 2010-17 because the achievement of these milestones is solely dependent on Ono’s performance and not on any performance obligations of the Company. Revenue from the milestone payments will be recognized if and when such payments become due because the Company does not expect to have any outstanding performance obligations relating to these milestones at the time these milestones are achieved.
The agreement will terminate upon the expiration of the royalty terms specified for each product. In addition, Ono may terminate this agreement for certain scientific or commercial reasons with advance written notice, and either party may terminate this agreement for the other party’s uncured material breach or bankruptcy.
Note 4. Agreement with S*BIO Pte Ltd.
In May 2011, the Company entered into a Termination and Separation Agreement, or the Termination Agreement, with S*BIO to terminate its collaboration agreement and amend the Company’s rights with respect to ONX 0803 and ONX 0805. Under the Termination Agreement, the Company’s option rights to ONX 0803 and ONX 0805, which it had not exercised, will revert to S*BIO and S*BIO will retain responsibility for all development and commercialization of these compounds. The Company retained its equity interest in S*BIO and may receive up to $20.0 million from S*BIO based on agreed portions of any partnering revenue or future royalty revenue related to ONX 0803 and ONX 0805, or proceeds from any acquisition of S*BIO.
In connection with the termination of the collaboration agreement with S*BIO, during the first quarter of 2011, the Company concluded that it will no longer receive clinical development services subsequent to March 31, 2011 relating to the $20.0 million advance funding payment provided to S*BIO in May 2010. The Company recorded a $12.7 million write-off during the first quarter of 2011, for the remaining unamortized balance of prepaid research and development expense relating to the advance funding payment. In addition, the Company reassessed the fair value of its equity investment in S*BIO in accordance with Accounting Standards Codification (“ASC”) 325-20-35, Investments—Other, and determined that it was impaired, accordingly, in the first quarter of 2011, the Company recorded an impairment charge of $3.0 million in the “Other expense” line item in the Condensed Consolidated Statement of Operations.
S*BIO qualifies as a variable interest entity, or VIE. However, the Company does not have the power to direct the activities that most significantly impact the performance of S*BIO. Therefore, the Company is not considered the primary beneficiary and consolidation is not required. The equity investment in S*BIO could result in the Company absorbing losses up to the amount of its investment. The Company’s remaining equity investment in S*BIO and the Company’s maximum risk of loss as of June 30, 2011 was $1.25 million.
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
Goodwill
The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $193.7 million, which represents the goodwill amount resulting from the acquisition. None of the goodwill is expected to be deductible for income tax purposes. The Company tests goodwill for impairment on an annual basis or sooner, if deemed necessary. As of June 30, 2011, there were no changes in the recognized amount of goodwill resulting from the acquisition of Proteolix.
Liability for Contingent Consideration
Under the terms of the Merger Agreement, the aggregate cash consideration paid to former Proteolix stockholders at closing was $276.0 million and an additional $40.0 million earn-out payment was made in April 2010. The Company may also be required to pay up to an additional $535.0 million in earn-out payments payable in up to four installments upon the achievement of certain regulatory approvals for carfilzomib in the United States and Europe within pre-specified timeframes. Under the Merger Agreement, the first of these additional earn-out payments would have been in the amount of $170.0 million if achieved by the date originally contemplated, and would have been triggered by accelerated marketing approval for carfilzomib in the United States for relapsed/refractory multiple myeloma. In January 2011, the Company entered into Amendment No. 1 to the Merger Agreement. Amendment No. 1 modified this first payment if the milestone is not achieved by the date originally contemplated on a sliding scale basis, as follows:
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
The range of the undiscounted amounts the Company could be required to pay for the remaining earn-out payments is between zero and $535.0 million. On the acquisition date, the fair value of the liability for the contingent consideration recognized was $199.0 million, of which $40.0 million related to the first milestone payment that was paid in full in April 2010 and the remaining balance of $159.0 million was classified as a non-current liability in the Condensed Consolidated Balance Sheet. The Company determined the fair value of the non-current liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. These inputs include the probability of technical and regulatory success (“PTRS”) for unapproved product candidates considering their stages of development. During the three and six months ended June 30, 2011, the Company recorded contingent consideration expense of $5.7 million and $17.2 million, respectively, compared to $92.0 million and $95.5 million in the same period last year. The change was primarily associated with the change in the PTRS, a significant input in the discounted cash flow analysis used to calculate the fair value of the non-current liability, and also the passage of time.

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
Note 6. Derivative Instruments
The Company has established a foreign currency hedging program to mitigate the foreign exchange risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. Dollar denominated currencies and reduce volatility in the Company’s cash flow and earnings. The Company hedges a certain portion of anticipated Nexavar-related cash flows owed to the Company with foreign currency and option contracts, typically no more than one year into the future. The underlying exposures, both revenue and expenses, in the Nexavar program are denominated in currencies other than the U.S. Dollar, primarily the Euro and Japanese Yen. For purposes of calculating the cash flows due to or due from the Company each quarter, the foreign currencies are converted into U.S. dollars based on average exchange rates for the reporting period. The Company does not enter into derivative financial contracts for speculative purposes. As of June 30, 2011 and December 31, 2010, foreign currency derivative contracts that were not settled are recorded at fair value on the Condensed Balance Sheet.
The Company’s foreign currency options used to hedge anticipated cash flows, where the underlying exposures are the net of Euro-denominated revenues and expenses, are not designated as hedging instruments under ASC 815. The changes in the fair value of these foreign currency options are included in the “Other expense” line item in the Condensed Consolidated Statements of Operations.
The Company’s foreign currency options used to hedge anticipated cash flows, where the underlying exposures are Japanese Yen denominated royalties are designated as hedging instruments under ASC 815. The effective component of the hedged instrument is recorded in accumulated other comprehensive income (loss) (“OCI”) within stockholders’ equity as an unrealized gain or loss on the hedging instrument. When the hedged forecasted transactions occur and the hedge instrument matures, the unrealized gains and losses are reclassified into the “Other expense” line item in the Condensed Consolidated Statement of Operations. The majority of the gains and losses related to the hedged forecasted transactions reported in accumulated OCI at June 30, 2011 are expected to be reclassified to other income (expense) within 6 months.
At June 30, 2011, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

	Asset Derivatives		Liability Derivatives
	June 30, 2011		June 30, 2011
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedges:
Foreign currency option contracts	Other current assets	$2	Accrued liabilities	$—

Total derivatives designated as hedges		2		—

Derivatives not designated as hedges:
Foreign currency option contracts	Other current assets	$110	Accrued liabilities	$—

Total derivatives not designated as hedges		110		—

Total derivatives		$112		$—

The effect of derivative instruments on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 was as follows:

	Foreign Currency	Foreign Currency
	Options Contracts	Options Contracts
	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(In thousands)	(In thousands)
Derivatives designated as hedges:
Net loss recognized in accumulated other comprehensive loss (effective portion)	$(17)	$(3)
Net loss reclassified from accumulated other comprehensive loss to net loss (effective portion) (1)	(51)	(84)
Net gain (loss) recognized in net loss (ineffective portion) (1)	—	—
Derivatives not designated as hedges:
Net loss recognized in net loss (1)	$(205)	$(633)

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

	As of June 30, 2011
	(In thousands)
	As reflected on
	the unaudited
	balance sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$6,715	$6,715	$—	$—	$6,715
Corporate and financial institutions debt	205,589	—	205,589	—	205,589
Auction rate securities	28,053	—	—	28,053	28,053
U.S. government agencies	100,533	—	100,533	—	100,533
U.S. treasury bills	57,976	57,976	—	—	57,976
Municipal bonds	40,545	—	40,545	—	40,545
Foreign currency option contracts designated as hedges	2	—	2	—	2
Foreign currency option contracts not designated as hedges	110	—	110	—	110

Total	$439,523	$64,691	$346,779	$28,053	$439,523

Liabilities:
Liability for contingent consideration	$270,708	$—	$—	$270,708	$270,708
Convertible senior notes due 2016 (face value $230,000)	157,645	—	271,400	—	271,400

Total	$428,353	$—	$271,400	$270,708	$542,108

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
Level 3 assets include securities with an auction reset feature (“auction rate securities”), which are classified as available-for-sale securities and reflected at estimated fair value. In February 2008, auctions began to fail for these securities and each auction for the majority of these securities since then has failed. As of June 30, 2011, the fair value of each of these securities is estimated utilizing a discounted cash flow analysis that considers interest rates, the timing and amount of cash flows, credit and liquidity premiums, and the expected holding periods of these securities. The following table provides a summary of changes in fair value of the auction rate securities:

	Auction Rate Securities
	Six Months Ended June 30,
	2011	2010
	(In thousands)
Fair value at beginning of period	$28,555	$37,174
Redemptions	(700)	(5,600)
Transfer to Level 2	—	—
Change in valuation	198	59

Fair value at end of period	$28,053	$31,633

During the six months ended June 30, 2011, as a result of the decline in fair value of the Company’s auction rate securities, which the Company believes is temporary and attributes to liquidity rather than credit issues, the Company has recorded an unrealized loss of $1.2 million included in the accumulated OCI line of stockholders’ equity. All of the auction rate securities held by the Company as of June 30, 2011 consist of securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Any future fluctuation in fair value related to the auction rate securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any decline in fair value is other than temporary, it will record a charge to earnings as appropriate. The Company does not intend to sell these securities and management believes it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost bases.
Foreign Currency Option Contracts
Level 2 assets and liabilities include foreign currency option contracts, which are reflected at fair value. The Company has established a foreign currency hedging program to manage the economic risk of its exposure to fluctuations in foreign currency exchange rates from the Nexavar program. Refer to Derivative Instruments in Note 6 for further information.
Liability for Contingent Consideration
Level 3 liabilities include the acquisition-related non-current liability for contingent consideration the Company recorded representing the amounts payable to former Proteolix stockholders upon the achievement of specified regulatory approvals within pre-specified timeframes for carfilzomib. The fair value of this Level 3 liability is estimated using a probability-weighted discounted cash flow analysis and a discount rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Subsequent changes in the fair value of this liability are recorded to the “Contingent consideration” expense line item in the Condensed Consolidated Statements of Operations under operating expenses. During the three and six months ended June 30, 2011, the Company recorded contingent consideration expense of $5.7 million and $17.2 million, respectively, compared to $92.0 million and $95.5 million in the same period last year. The change was primarily associated with the change in the PTRS, a significant input in the discounted cash flow analysis used to calculate the fair value of the non-current liability, and also the passage of time. Refer to Liability for Contingent Consideration in Note 5 for further details.

The following table provides a summary of the changes in the fair value of the non-current liability for contingent consideration:

	Liability for Contingent Consideration
	Six Months Ended June 30,
	2011	2010
	(In thousands)
Fair value at beginning of period	$253,458	$200,528
Payments	—	(40,000)
Change in valuation	17.250	95,485

Fair value at end of period	$270,708	$256,013

Transfers of these liabilities between Levels are recognized when the Company becomes aware of changes in the circumstances causing the transfer. Refer to Liability for Contingent Consideration in Note 10 for further details.
Convertible Senior Notes due 2016
Level 2 liabilities consist of the Company’s convertible senior notes due 2016. The fair value of these convertible senior notes is estimated by computing the fair value of a similar liability without the conversion option. Refer to Note 10 for further details on the fair value. In accordance with ASC 825-10, Financial Instruments, the estimated market value of the Company’s convertible senior notes as of June 30, 2011 was $271.4 million. The Company’s convertible senior notes are not marked-to-market and are shown at their original issuance value net of the amortized discount and the portion of the value allocated to the conversion option is included in stockholders’ equity in the accompanying unaudited Condensed Consolidated Balance Sheet June 30, 2011.
Note 8. Marketable Securities
Marketable securities consist of securities that are classified as “available for sale.” Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings is determined using specific identification. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income. The weighted-average maturity of the Company’s current marketable securities as of June 30, 2011 was approximately 6 months.
Available-for-sale marketable securities consisted of the following:

	June 30, 2011
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Agency bond investments:
Current	$158,431	$102	$(23)	$158,510

Total agency bond investments	158,431	102	(23)	158,510

Corporate debt investments:
Current	246,011	155	(32)	246,134
Non-current	29,225	—	(1,172)	28,053

Total corporate investments	275,236	155	(1,204)	274,187

Total available-for-sale marketable securities	$433,667	$257	$(1,227)	$432,697

	December 31, 2010
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Agency bond investments:
Current	$178,221	$18	$(29)	$178,210

Total agency bond investments	178,221	18	(29)	178,210

Corporate debt investments:
Current	237,547	175	(24)	237,698
Non-current	29,925	—	(1,370)	28,555

Total corporate investments	267,472	175	(1,394)	266,253

Total available-for-sale marketable securities	$445,693	$193	$(1,423)	$444,463

Estimated fair value was determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at June 30, 2011 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The estimated fair value of auction rate securities was based a discounted cash flow model and classified as non-current marketable securities on the accompanying unaudited Condensed Consolidated Balance Sheet. The Company recorded a $1.2 million unrealized loss through accumulated other comprehensive income or loss instead of earnings because the Company has deemed the impairment of these securities to be temporary.
Note 9. Lease Termination Exit Costs
As a result of the Company’s consolidation of its facilities, on May 26, 2011, the Company ceased the use of facilities it previously occupied at 2100 Powell Street, Emeryville, California and a portion of its facilities at 333 Allerton Avenue, South San Francisco, California. In connection with its exit from these facilities, the Company recorded total exit costs of approximately $10.7 million, which includes $7.2 million related to operating lease obligations, adjusted for the effects of deferred rent liability recognized under purchase accounting; $2.8 million in other facility related costs and $0.7 million in fixed assets write-offs. The estimated costs disclosed are based on a number of assumptions, and actual results could materially differ. The aggregated exit costs amount is presented as a separate line item in the operating expenses of the condensed consolidated income statements titled lease termination exit costs.
As of June 30, 2011, the total outstanding lease termination exit costs liability are summarized in the following table:

		Other
		Facility
	Operating Lease	Related	Asset Write-
	Obligation	Costs	Downs	Total
Balance at March 31, 2011	—	—	—	—
Lease termination exit costs recorded	$7,214,225	$2,781,697	$731,540	$10,727,462
Reclassification of purchase accounting lease obligation	4,351,433	—	—	4,351,433
Cash Payments	(662,403)	(205,196)		(867,599)
Adjustments for non-cash items	(392,589)		(731,540)	(1,124,129)

Ending accrual balance at June 30, 2011	$10,510,666	$2,576,501	$—	$13,087,167

Note 10. Convertible Senior Notes due 2016
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
The following is a summary of the principal amount of the liability component of the 2016 Notes, its unamortized discount and its net carrying amount as of June 30, 2011:

June 30,2011
(In thousands)
Carrying amount of the equity component	$89,468
Net carrying amount of the liability component	$68,177
Unamortized discount of the liability component	$72,355
The effective interest rate used in determining the liability component of the 2016 Notes was 12.5%. The application of ASC 470-20 resulted in an initial recognition of $89.5 million as the debt discount with a corresponding increase to paid-in capital, the equity component, for the 2016 Notes. The debt discount and debt issuance costs are amortized as interest expense through August 2016. For the three and six months ended June 30, 2011, the interest expense was $2.3 million and $4.6 million, respectively, relating to the 4.0% stated coupon rate. The non-cash interest expense relating to the amortization of the debt discount for the three and six months ended June 30, 2011 was $2.5 million and $4.9 million, respectively. The estimated fair value of the Company’s senior notes as of June 30, 2011 was $271.4 million.
Note 11. Stock-Based Compensation
The Company accounts for stock-based compensation to employees and directors by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period. Total employee stock-based compensation expenses were $8.4 million and $14.2 million for the three and six months ended June 30, 2011, respectively, compared to $5.8 million and $10.7 million for the three and six months ended June 30, 2010, respectively.
Note 12. Income Taxes
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
The Company recorded an income tax expense of $0.0 and $32,000 for the three and six months ended June 30, 2011, related to state income taxes. For the three months ended June 30, 2010, there was no provision (benefit) for federal and state income taxes because the Company incurred an operating loss. For the six months ended June 30, 2010, the Company recorded an income tax benefit of $732,000 principally related to its election to carryback net operating losses under the Worker, Homeownership and Business Association Act of 2009. The election enabled the Company to eliminate all federal Alternative Minimum Taxes (AMT) previously recorded in 2009.

There were no changes to the Company’s unrecognized tax benefits for the three and six months ended June 30, 2011. As of June 30, 2011, the total unrecognized tax benefit was $11.9 million. The Company is in the process of completing an analysis of its tax credit carryforwards. Any uncertain tax positions identified in the course of this analysis will not impact the consolidated financial statements if the Company continues to maintain a full valuation allowance on its deferred tax assets. The Company does not expect to have any significant changes to unrecognized tax benefits over the next twelve months. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded for both three and six months ended June 30, 2011 and 2010.
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
Dilutive potential common shares for dilutive convertible senior notes are calculated based on the “if-converted” method. Under the “if-converted” method, when computing the dilutive effect of convertible senior notes, the numerator is adjusted to add back the amount of interest and debt issuance costs recognized in the period and the denominator is adjusted to add the amount of shares that would be issued if the entire obligation is settled in shares. As of June 30, 2011, the Company’s outstanding indebtedness consisted of its 4.0% convertible senior notes due 2016.
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
The computations for basic and diluted net loss per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net loss — basic	$(54,543)	$(97,182)	$(103,703)	$(109,227)

Add: interest and issuance costs related to convertible senior notes	—	—	—	—

Net loss — diluted	$(54,543)	$(97,182)	$(103,703)	$(109,227)

Denominator:
Weighted average common shares outstanding — basic	63,415	62,627	63,212	62,491
Dilutive effect of convertible senior notes	—	—	—	—
Dilutive effect of options	—	—	—	—

Weighted-average common shares outstanding and dilutive potential common shares — diluted	63,415	62,627	63,212	62,491

Net loss per share:
Basic	$(0.86)	$(1.55)	$(1.64)	$(1.75)

Diluted	$(0.86)	$(1.55)	$(1.64)	$(1.75)

Under the “if-converted” method, 5.8 million potential common shares relating to the 2016 Notes were not included in diluted net loss per share for the three and six months ended June 30, 2011 because their effect would be anti-dilutive. Diluted net loss per share does not include the effect of $3.9 million and $3.4 million stock-based awards that were outstanding during the three and six months ended June 30, 2011, respectively and $5.5 million and $4.9 million stock-based awards that were outstanding during the three and six months June 30, 2010, respectively, because their effect would have been anti-dilutive.

Note 14. Comprehensive Loss
Comprehensive loss is composed of net loss and other comprehensive income. Other comprehensive income is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net income and reported separately in stockholders’ equity. Comprehensive income (loss) and its components are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net loss	$(54,543)	$(97,182)	$(103,703)	$(109,227)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	122	(648)	259	(130)
Change in unrealized gain (loss) on derivatives designated as hedges	(17)	—	(3)	—

Comprehensive loss	$(54,438)	$(97,830)	$(103,447)	$(109,357)

The activities in other comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Available-for-sale securities:
Increase in unrealized gain (loss) on available-for-sale securities	$127	$(701)	$260	$(185)
Reclassification adjustment for net gains on available-for-sale securities included in net loss	(5)	53	(1)	55

Change in unrealized gain (loss) on available-for-sale securities	$122	$(648)	$259	$(130)

Derivatives:
Increase in unrealized gain (loss) on derivatives designated as hedges	$(68)	$—	$(87)	$—
Realized loss reclassified from accumulated other comprehensive income to net loss	51	—	84	—

Change in unrealized gain (loss) on derivatives designated as hedges	$(17)	$—	$(3)	$—

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
Overview
We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. Through our internal research programs and in conjunction with our collaborators, we are applying our expertise to develop and commercialize therapies designed to exploit the genetic differences between cancer cells and normal cells. We are continuing to expand our current commercialization opportunities for Nexavar® (sorafenib) tablets, along with our collaborator, Bayer HealthCare Pharmaceuticals Inc., or Bayer, and we are developing carfilzomib, a selective proteasome inhibitor, for the potential treatment of patients with multiple myeloma and solid tumors. Carfilzomib is a late-stage compound with the potential for accelerated marketing approval in the United States based on our current clinical trial data and assuming favorable regulatory outcomes. In addition, we continue to invest in our development pipeline.
Collaboration Agreement with Bayer
Our first commercially available product, Nexavar® (sorafenib) tablets, being developed with our collaborator, Bayer HealthCare Pharmaceuticals, or Bayer, is approved by the United States Food and Drug Administration, or FDA, for the treatment of patients with unresectable liver cancer and advanced kidney cancer. Nexavar is a novel, orally available kinase inhibitor and is one of a class of anticancer treatments that target both cancer cell proliferation and tumor growth through the inhibition of key signaling pathways. In December 2005, Nexavar became the first newly approved drug for patients with advanced kidney cancer in over a decade. In November 2007, Nexavar was approved as the first and is currently the only systemic therapy for the treatment of patients with unresectable liver cancer. Nexavar is now approved in more than 100 countries for the treatment of unresectable liver cancer and advanced kidney cancer. We and Bayer are also conducting clinical trials of Nexavar in several important cancer types in addition to advanced kidney cancer and unresectable liver cancer, including lung, thyroid, breast, ovarian and colon cancers.
We and Bayer are commercializing Nexavar, for the treatment of patients with unresectable liver cancer and advanced kidney cancer. Nexavar has been approved and is marketed for these indications globally. In the United States, we co-promote Nexavar with Bayer. Outside of the United States, Bayer manages all commercialization activities. For the three and six months ended June 30, 2011, worldwide net sales of Nexavar as recorded by Bayer were $245.7 million and $481.1 million.
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
Our collaboration agreement with Bayer provides that if we are acquired by another entity by reason of merger, consolidation or sale of all or substantially all of our assets, or if a single entity other than Bayer or its affiliate acquires ownership of a majority of our outstanding voting stock, and Bayer does not consent to the transaction, then for 60 days following the transaction, Bayer may elect to terminate our co-development and co-promotion rights under the collaboration agreement and convert our profit sharing interest under that agreement into a royalty based on any sales of Nexavar and other collaboration products. The applicable royalty rate would be a function of expected profitability of Nexavar for the remaining patent life of Nexavar. After December 20, 2010, the fifth anniversary of the initial regulatory approval of Nexavar, in the event of an acquisition transaction, we believe the economic value of a royalty amount should be substantially equivalent to the economic value of the profit share interest for Nexavar during the remaining patent life absent such an acquisition transaction. Bayer has informed us they do not agree with this conclusion. Also, either party may terminate the agreement upon 30 days’ notice within 60 days of specified events relating to insolvency of the other party.
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
Licensing Agreement with Ono Pharmaceutical
In September 2010, we entered into an exclusive license agreement with Ono Pharmaceutical Co., Ltd., or Ono, granting Ono the right to develop and commercialize both carfilzomib and ONX 0912 for all oncology indications in Japan. We retain development and commercialization rights for all other countries. We agreed to provide Ono with development and commercial supply of carfilzomib and ONX 0912 on a cost-plus basis. Ono agreed to pay us development and commercial milestone payments based on the achievement of pre-specified criteria. In addition, Ono agreed to share a percentage of costs incurred by us for the global development of carfilzomib and ONX 0912 that support filings for regulatory approval in Japan. The milestone and development support payments could total approximately $289.3 million at current exchange rates. Ono is responsible for all development costs in support of regulatory filings in Japan as well as commercialization costs it incurs. If regulatory approval for carfilzomib and/or ONX 0912 is achieved in Japan, Ono is obligated to pay us double-digit royalties on net sales of the licensed compounds in Japan. The agreement will terminate upon the expiration of the royalty terms specified for each product. In addition, Ono may terminate this agreement for certain scientific or commercial reasons with advance written notice and either party may terminate this agreement for the other party’s uncured material breach or bankruptcy.
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
Development, Collaboration, Option and License Agreement with S*BIO
In May 2011, we entered into a Termination and Separation Agreement, or the Termination Agreement, with S*BIO to terminate our collaboration agreement and amend our rights with respect to ONX 0803 and ONX 0805. Under the Termination Agreement, our option rights to ONX 0803 and ONX 0805, which we had not exercised, reverted to S*BIO and S*BIO has the responsibility for all development and commercialization of these compounds. We retained our equity interest in S*BIO and may receive up to $20.0 million from S*BIO based on agreed portions of any partnering revenue or future royalty revenue related to ONX 0803 and ONX 0805, or proceeds from any acquisition of S*BIO. As of June 30, 2011, our remaining equity investment in S*BIO and our maximum risk of loss was $1.25 million.

Business Highlights
In the second quarter of 2011, we continued to execute on our value building strategy by increasing worldwide sales of Nexavar and continued to invest in the development and pre-launch commercialization of carfilzomib.
Nexavar margins are consistent in first half of 2010 and 2011, and sales of Nexavar, as recorded by Bayer, in countries around the world increased from $236.1 million and $450.5 million for the three and six months ended June 30, 2010, respectively, to $245.7 million and $481.1 million for the three and six months ended June 30, 2011, respectively. The growth is driven primarily by the increased sales in the Asia-Pacific region, particularly Japan and China.
Financial Highlights
Our operating results for the three and six months June 30, 2011 included revenue from the Nexavar collaboration agreement of $68.0 million and $135.1 million, as compared to $68.8 million or $131.7 million for the three and six months ended June 30, 2010.
Total operating expenses for the three and six months ended June 30, 2011 was $117.8 million and $226.2 respectively, a decrease of $44.1 million, or 27.2% and $7.5 million or 3.2%, from $161.9 million and $233.7 million for the same period in 2010. The decrease in operating expenses was primarily due to lower contingent expenses recorded in the second quarter of 2011 compared to same period last year, offset by the increase in research and development expenses for the development of carfilzomib, particularly the Phase 3 ASPIRE and FOCUS trials in 2011 and recognition of lease termination exist costs during the second quarter of 2011.
Lease Termination Exit Costs
On May 31, 2011, we recorded total exit costs of approximately $10.7 million, which includes $7.2 million related to operating lease obligations, adjusted for any effects of deferred rent liability recognized under purchase accounting; $2.8 million in other facility related costs and $0.7 million in fixed assets write-offs. The estimated costs disclosed are based on a number of assumptions, and actual results could materially differ. The aggregated exit costs amount is presented as a separate line item in the operating expenses of the condensed consolidated income statements titled lease termination exit costs. (Refer to Lease Termination Exit Costs in Note 9 for further details)
Cash, cash equivalents and current and non-current marketable securities at June 30, 2011 were $550.6 million, a decrease of $27.3 million, or 5%, from $577.9 million at December 31, 2010. The decrease is primarily attributable to net cash used in operations.
Critical Accounting Policies and the Use of Estimates
Critical accounting policies are those that require significant estimates, assumptions and judgments by management about matters that are inherently uncertain at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates. As of June 30, 2011, there have been no material changes to our critical accounting policies or estimates since we filed our 2010 Annual Report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission (“SEC”).

Results of Operations
Three and six months ended June 30, 2011 and 2010
Revenue
Nexavar, our only marketed product, was approved in the United States in December 2005. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. Accordingly, for the three and six months ended June 30, 2011 and 2010, we reported no product revenue. For the three and six months ended June 30, 2011, Nexavar net sales recorded by Bayer were $245.7 million and $481.1, respectively, primarily in the United States, the European Union and other territories worldwide and includes the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act. This represents an increase of $9.6 million, or 4% and $30.6 million, or 6.8%, over Nexavar net sales of $236.1 million and $450.5 million recorded by Bayer for the three and six months ended June 30, 2010, respectively.
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
Revenue from collaboration agreement consists of our share of the pre-tax commercial profit generated from our collaboration with Bayer, reimbursement of our shared marketing costs related to Nexavar and royalty revenue. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. We record revenue from collaboration agreement on a quarterly basis. Revenue from collaboration agreement for the three and six months ended June 30, 2011 and 2010 is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Nexavar product revenue, net (as recorded by Bayer)	$245,665	$236,122	$481,132	$450,483

Nexavar revenue subject to profit sharing (as recorded by Bayer)	$206,600	$202,979	$399,770	$388,846

Combined cost of goods sold, distribution, selling, general and administrative expenses	89,530	83,022	163,540	158,720

Combined collaboration commercial profit	$117,070	$119,957	$236,230	$230,126

Onyx’s share of collaboration commercial profit	$58,535	$59,978	$118,115	$115,063
Reimbursement of Onyx’s shared marketing expenses	6,687	6,475	11,291	12,299
Royalty revenue	2,734	2,320	5,695	4,314

Revenue from collaboration agreement	$67,956	$68,773	$135,101	$131,676

The increase in revenue from collaboration agreement for the three and six months ended June 30, 2011 from the same period in 2010 is primarily driven by increased net sales of Nexavar as recorded by Bayer in countries around the world, particularly in certain Asia-Pacific countries. Revenue from collaboration agreement is directly affected by the increases and decreases in Nexavar net revenue, over and above the associated cost of goods sold, distribution, selling and general administrative expenses. In addition, as our reimbursement of shared marketing expenses increases, or decreases, our revenue from collaboration agreement increases accordingly. We expect Nexavar sales and Bayer’s and our shared cost of goods sold, distribution, selling and general administrative expense to increase as Bayer continues to expand Nexavar marketing and sales activities outside of the United States, particularly in certain Asia-Pacific countries. Moreover, prolonged or profound economic downturn may result in adverse changes to product reimbursement and pricing and sales levels, which would harm our operating results.

Research and Development Expenses
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
Research and development expenses, as compared to the same period of the prior year, were as follows:

	Three Months		Change		Six Months		Change
	Ended June 30,		2011 vs 2010		Ended June 30,		2011 vs 2010
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Research and development	$63,045	$43,251	$19,794	46%	$125,538	$86,826	$38,712	45%
For the three and six months ended June 30, 2011, research and development expenses include costs to develop our product candidates and our share of the research and development costs incurred for Nexavar by Bayer and us under our cost sharing arrangement. In addition, research and development expenses during the second quarter of 2011, includes a $12.7 million write-off of the remaining balance of the advance funding provided to S*Bio in May 2010. The remaining increase in research and development expense was primarily due to investments in the development of carfilzomib, particularly relating to our ongoing Phase 3 clinical trials, referred to as ASPIRE, or the “009” trial, and FOCUS, or the “011” trial and the expense of manufacturing carfilzomib in anticipation of a commercial launch. The increase in research and development expenses was partially offset by a $7.4 million reimbursement received from Ono. Under the terms of the license agreement with Ono, a percentage of the global development costs we incur for the development of carfilzomib and ONX 0912 is reimbursed by Ono.
Our share of the research and development costs incurred for Nexavar include 93% and 92% of the costs incurred by Bayer for Nexavar for the three and six months ended June 30, 2011, respectively, and 84% and 85% of the costs incurred by Bayer for Nexavar for the three and six months ended June 30, 2010. Our share of the research and development, as a result of the cost sharing arrangement between us and Bayer for research and development costs, there was a net reimbursable amount of $21.5 million and $40.8 million due to Bayer for the three and six months ended June 30, 2011, respectively, and $16.5 million and $35.0 million due to Bayer for the three and six months ended June 30, 2010, respectively. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. For the periods covered in the financial statements presented, there have been no significant or material differences between actual amounts and estimates. However, if we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment. As of June 30, 2011, our share of the Nexavar development costs incurred to date under the collaboration was $644.4 million.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of salaries, employee benefits, consulting, advertising and promotion expenses, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs. Selling, general and administrative expenses, as compared to the same periods of the prior year were as follows:

	Three Months		Change		Six Months		Change
	Ended June 30,		2011 vs 2010		Ended June 30,		2011 vs 2010
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Selling, general and administrative	$38,236	$26,647	$11,589	43%	$72,707	$51,368	$21,339	42%
The increase in selling, general and administrative expenses was primarily due to planned increases in employee headcount and related costs, legal costs incurred for our lawsuit with Bayer, pre-launch costs for carfilzomib and increased facilities-related costs. We expect our selling, general and administrative expenses to increase due to increases in personnel and due to preparations for the potential launches of carfilzomib in various territories.
Contingent Consideration Expense
Contingent consideration expense, as compared to the same periods of the prior year, were as follows:

	Ended June 30,		2011 vs 2010		Ended June 30,		2011 vs 2010
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Contingent consideration	$5,755	$92,037	$(86,282)	-94%	$17,250	$95,485	$(78,235)	-82%
As a result of the acquisition of Proteolix in November 2009 under the terms of an Agreement and Plan of Merger, or the Merger Agreement, which was entered into in October 2009, we made a payment of $40.0 million in April 2010 and may be required to pay up to an additional $535.0 million payable in up to four earn-out payments upon the achievement of certain regulatory approvals for carfilzomib in the U.S. and Europe within pre-specified timeframes. Under the Merger Agreement, the first of these additional earn-out payments would have been in the amount of $170.0 million if achieved by the date originally contemplated, and would have been triggered by accelerated marketing approval for carfilzomib in the United States for relapsed/refractory multiple myeloma. In January 2011, we entered into Amendment No. 1 to the Merger Agreement. Amendment No. 1 modifies this first payment if the milestone is not achieved by the date originally contemplated on a sliding scale basis, as follows:
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

We recorded a non-current liability for this contingent consideration related to the four earn-out payments with a fair value of $270.7 million at June 30, 2011 based upon a discounted cash flow model that uses significant estimates and assumptions, including the probability of technical and regulatory success (“PTRS”) of the product candidate, carfilzomib. Contingent consideration expense is recorded for the change in the fair value of the recognized amount of the non-current liability for contingent consideration. During the three and six months ended June 30, 2011, the Company recorded contingent consideration expense of $5.7 million and $17.2 million, respectively, compared to $92.0 million and $95.5 million in the same period last year. The change was primarily associated with the change in the PTRS, a significant input in the discounted cash flow analysis used to calculate the fair value of the non-current liability, and also the passage of time. Any further changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations.
Lease Termination Exit Costs
As a result of the consolidation of our facilities, on May 26, 2011, we ceased the use of facilities we previously occupied at 2100 Powell Street, Emeryville, California and a portion of its facilities at 333 Allerton Avenue, South San Francisco, California. In connection with its exit from these facilities, we recorded total exit costs of approximately $10.7 million, which includes $7.2 million related to operating lease obligations, adjusted for any effects of deferred rent liability recognized under purchase accounting; $2.8 million in other facility related costs and $0.7 million in fixed assets write-offs. The estimated costs disclosed are based on a number of assumptions, and actual results could materially differ. The aggregated exit costs amount is presented as a separate line item in the operating expenses of the condensed consolidated income statements titled lease termination exit costs.
Investment Income
Investment income consists of interest income and realized gains or losses from the sale of marketable equity investments. We had investment income of $0.6 million and $1.3 million for the three and six months ended June 30, 2011. For the three and six months ended June 30, 2010, we recorded investment income of $0.8 million, and $1.6 million. These decreases were primarily due to lower effective interest rates in the market.
Interest Expense
Interest expense was $5.0 million and $10.0 million for the three and six months ended June 30, 2011, respectively, compared to interest expense of $4.8 million and $9.5 million for the three and six months ended June 30, 2010, respectively. Interest expense primarily relates to the 4.0% convertible senior notes due 2016 issued in August 2009, and includes non-cash imputed interest expense of $2.5 million, and $4.1 million, respectively, as a result of the application of ASC 470-20.
Other Expense
Other expense of $0.3 million and $3.8 for the three and six months ended June 30, 2011, respectively, primarily relates to a $3.0 million expense recorded for the impairment of our equity investment in S*BIO and also includes $0.8 million related to net losses on certain foreign currency option contracts not designated as hedging instruments.
Liquidity and Capital Resources
With the exception of the profitability we achieved for the years ended December 31, 2009 and 2008, we have incurred significant annual net losses since our inception, and we have relied primarily on public and private financing to fund our operations.
At June 30, 2011, we had cash, cash equivalents and current and non-current marketable securities of $550.6 million, compared to $577.9 million at December 31, 2010. The decrease is primarily attributable to net cash used in operations.
Our investment portfolio includes $29.2 million of student-loan auction rate securities. We have determined the fair value to be $28.1 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $1.2 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. An increase in either of these assumptions could result in a $1.2 million decrease in value. Alternatively, a decrease in either of the assumptions could result in a $1.2 million increase in value. Currently, we believe these investments are not other-than-temporarily impaired as all of them are substantially backed by the federal government, but it is not clear in what period of time they will be settled. We do not intend to sell the securities and we believe it is not more likely than not that we will be required to sell the securities prior to the recovery of their amortized cost bases. We believe that, even after reclassifying these securities to non-current assets and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and current investments will be sufficient to meet our anticipated cash needs.
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
During the first quarter, we moved to our new company headquarters at 249 East Grand Avenue, South San Francisco, California. We entered into arrangements to lease and sublease these premises in July 2010, and will continue to incur cash outlays associated with the lease and sublease of these premises. The total monthly base rent in the first year for both the lease and sublease is approximately $294,000. The current obligations under both of these operating leases will be approximately $43.0 million and we could lease additional space to support our planned growth. As a result of the consolidation of our facilities, on May 26, 2011, we ceased the use of facilities that we previously occupied at 2100 Powell Street, Emeryville, California and a portion of our facilities at 333 Allerton Avenue, South San Francisco, California. In connection with the exit from these facilities, we recorded total exit costs of approximately $10.7 million, which includes $7.2 million related to operating lease obligation, adjusted for any effects of deferred rent liability recognized under purchase accounting; $2.8 million in other facility related costs and $0.7 million in fixed assets write-offs. The estimated costs disclosed are based on a number of assumptions, and actual results could materially differ.
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
Off-Balance Sheet Arrangements
As of June 30, 2011, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The Company does not expect that adoption of this accounting standard update will have any material impact on its results of operations or financial position.
In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The new guidance will require prospective application. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. Under our policy, we minimize risk by placing our investments with high quality debt security issuers, limit the amount of credit exposure to any one issuer, limit duration by restricting the term, and hold investments to maturity except under rare circumstances. We maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds and investment grade government and non-government debt securities. Through our money managers, we maintain risk management control systems to monitor interest rate risk. The risk management control systems use analytical techniques, including sensitivity analysis. If market interest rates were to increase or decrease by 100 basis points, or 1%, as of June 30, 2011, the fair value of our portfolio would decline or increase, respectively, by approximately $2.0 million. Additionally, a hypothetical increase or decrease of 1% in market interest rates during the three and six months ended June 30, 2011 would have resulted in a change of $1.1 million and $2.3 million in our net income for the three and six months ended June 30, 2011, respectively.
The table below presents the amounts and related weighted average interest rates of our cash equivalents and marketable securities at:

	June 30, 2011			December 31, 2010
			Average			Average
		Fair Value	Interest		Fair Value	Interest
	Maturity	(In millions)	Rate	Maturity	(In millions)	Rate
Cash equivalents, fixed rate	0 - 3 months	$57.6	0.11%	0 - 3 months	$113.9	0.48%
Marketable securities, fixed rate	0 - 22 months	$381.9	0.61%	0 - 20 months	$351.5	0.57%
Liquidity Risk
Our investment portfolio includes $29.2 million of student-loan auction rate securities. Since February 2008, securities of this type have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the remaining balance of auction rate securities as non-current marketable securities on the accompanying unaudited Condensed Consolidated Balance Sheet at June 30, 2011. We have determined the fair value to be $28.1 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $1.2 million through accumulated other comprehensive loss instead of earnings because we have deemed the impairment of these securities to be temporary. We do not intend to sell the securities and we believe it is not more likely than not that we will be required to sell the securities prior to the recovery of their amortized cost bases.
Foreign Currency Exchange Rate Risk
A majority of Nexavar sales are generated outside of the United States, and a significant percentage of Nexavar commercial and development expenses are incurred outside of the United States. Our revenue from collaboration agreement is dependent on these foreign currency denominated activities which are translated into U.S. dollars based on the average exchange rates for the reporting period. As a result of these underlying non-U.S. Dollar denominated activities, fluctuations in foreign currency exchange rates affect our operating results. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. dollars for presentation in our financial statements, as well as our operating margins. The primary foreign currencies that we are exposed to are the Euro and the Japanese Yen. A hypothetical increase or decrease of 1% in exchange rates between the Euro and U.S. Dollar during the three and six months ended June 30, 2011 would have resulted in a change in our net loss of $0.3 million and $0.6 million, respectively, based on our expected exposures. A hypothetical increase or decrease of 1% in exchange rates between the Japanese Yen and U.S. Dollar during the three and six months ended June 30, 2011 would have resulted in a change in our net loss of $0.03 million and $0.06 million, respectively, based on our expected exposures.
As we expand, we could be exposed to exchange rate fluctuation in other currencies. Exchange rates between foreign currencies and U.S. dollars have fluctuated significantly in recent years and may do so in the future. Commencing in the third quarter of 2010, we established a foreign currency hedging program. The objective of the program is to mitigate the foreign exchange risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. Dollar denominated currencies in order to reduce volatility in our cash flow and earnings. Currently, we hedge a certain portion of our foreign currency exchange rate exposure with foreign currency and option contracts, typically no more than one year into the future. These derivative instruments, which include derivative instruments that have been designated as hedges under ASC 815, Derivatives and Hedging, are intended to reduce the effects of variations in our cash flow resulting from fluctuations in foreign currency exchange rates. However, in certain circumstances, these derivative instruments may expose us to the risk of financial loss. Our cash flows are denominated in U.S. Dollars.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2011 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
In May 2009, we filed a complaint against Bayer Corporation and Bayer A.G. in the United States District Court for the Northern District of California under the caption Onyx Pharmaceuticals, Inc. v. Bayer Corporation and Bayer AG, Case No. CV09-2145 MHP (N.D. Cal.). In the complaint, we have asserted our rights under the Collaboration Agreement to fluoro-sorafenib, an anti-cancer compound that Bayer is developing and to which Bayer refers as regorafenib, its International Nonproprietary Name. Fluoro-sorafenib has the same chemical structure as sorafenib (Nexavar), except that a single fluorine atom has been substituted for a hydrogen atom. Bayer is currently conducting trials of fluoro-sorafenib in mixed solid tumors, gastrointestinal stromal tumors (GIST), kidney, colorectal and liver cancer and non-squamous non-small cell lung cancer (NSCLC) and has initiated a Phase 3 clinical trial in metastatic colorectal carcinoma and GIST. In the lawsuit, we allege that fluoro-sorafenib was discovered during joint research between us and Bayer and we are seeking monetary damages and a court ruling that we have certain rights to fluoro-sorafenib under the Collaboration Agreement. Bayer has asserted that we have no such rights. In June 2010, we filed an amended complaint to include an allegation that Bayer has prejudiced the value of Nexavar by reason of its interest in other drugs, including fluoro-sorafenib. The trial, which had been scheduled to begin in June 2011, was rescheduled to begin in October 2011, in federal court in San Francisco, California.

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
Nexavar ® is our only approved product and we may never obtain regulatory approval for carfilzomib or any other future product candidate. If Nexavar fails and we are unable to develop, obtain approval for and commercialize alternative product candidates our business would fail.
Nexavar is the only approved product that generated commercial revenues for the quarter ended June 30, 2011 and which we rely on to fund our operations. Unless we can successfully commercialize one of our other product candidates, we will continue to rely on Nexavar to generate substantially all of our revenues and fund our operations. All of our other product candidates are still development stage and we may never obtain approval of or earn revenues from any of our product candidates.
Carfilzomib is in late stage clinical development and our other product candidates are in early clinical stage. Successful development and commercialization of these compounds and our other product candidates is highly uncertain and depends on a number of factors, many of which are beyond our control. The New Drug Application, or NDA, for accelerated approval of carfilzomib may take longer to file than we expect or may not be filed at all. When filed, it may not be accepted or we may not receive Priority Review and may not be approved by FDA. We have limited experience managing regulatory filings and in negotiating product approval and licensure with regulatory authorities. We may not succeed in obtaining accelerated approval, or full approval of carfilzomib on anticipated timelines or at all.
Our stock price is volatile, our operating results are unpredictable, we have a history of losses and we may be unable to sustain profitability.
Our stock price is volatile and is likely to continue to be volatile. A variety of factors may have a significant effect on our stock price, including:
•	fluctuations in our results of operations;

•	results from or speculation about clinical trials or the regulatory status of Nexavar, carfilzomib or other product candidates;

•	decisions or changes in policy by regulatory agencies, or changes in regulatory requirements;

•	announcements by us regarding, or speculation about, our business development activities;

•	ability to accrue patients into clinical trials or submit or obtain approval of regulatory filings;

•	developments in our relationship with Bayer and other commercialization partners;

•	changes in healthcare reimbursement policies or other government regulations;

•	changes in generally accepted accounting principles and changes in tax laws;

•	announcements by us or our competitors of innovations, new products or new regulatory filings;

•	sales by us of our common stock or debt securities; and

•	foreign currency fluctuations, which would affect our share of collaboration profits or losses.

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
As a result of the acquisition of Proteolix, we may be required to pay up to an additional $535.0 million in four earn-out payments upon the receipt of certain regulatory approvals within pre-specified timeframes. We recorded a liability for this contingent consideration for the four earn-out payments with a fair value of $270.7 million at June 30, 2011 based upon a discounted cash flow model that uses significant estimates and assumptions. Any changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations. Moreover, we may, at our discretion, make any of the remaining earn-out payments in the form of cash, shares of Onyx common stock or a combination thereof. If we elect to issue shares of our common stock in lieu of making an earn-out payment in cash, this would have a dilutive effect on our common stock and could cause the trading price of our common stock to decline.
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
The timing of initiation and completion of clinical trials may be subject to significant delays resulting from various causes, including actions by Bayer for Nexavar clinical trials, conflicts regarding scheduling or competing clinical trials with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, modification of clinical trial designs, and shortages of available drug supply, including supply of comparator drugs for clinical and commercial purposes. We may face difficulties developing and sustaining relationships with carfilzomib development partners, including clinical research organizations, contract manufacturing organizations, key opinion leaders and clinical investigators. We may not complete clinical trials involving Nexavar, carfilzomib or any of our other product candidates as projected or at all.
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
Development and commercialization of compounds that appear promising in research or development, including Phase 2 clinical trials, may be delayed or fail to reach later stages of development or the market for a variety of reasons including:
•	nonclinical tests may show the product to be toxic or lack efficacy in animal models;

•	clinical trial results may show the product to be less effective than desired or to have harmful or problematic side effects;

•	regulatory approvals may not be received, or may be delayed due to factors such as slow enrollment in clinical studies, extended length of time to achieve study endpoints, additional time requirements for data analysis or preparation of an IND, discussions with regulatory authorities, requests from regulatory authorities for additional preclinical or clinical data, analyses or changes to study design, including possible changes in acceptable trial endpoints, or unexpected safety, efficacy or manufacturing or quality issues, changes in policy or attitudes at regulatory authorities, and regulatory filings submitted on competing drugs that could alter the regulatory prospects of our drugs;

•	difficulties formulating the product, scaling the manufacturing process or in validating or getting approval for manufacturing;

•	manufacturing costs, pricing or reimbursement issues, or other factors may make the product uneconomical;

•	proprietary or contractual rights of others and their competing products and technologies may prevent our product from being developed or commercialized or may increase the cost of doing so; and

•	contractual rights of our collaborators or others may prevent our product from being developed or commercialized or may increase the cost of doing so.
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
If previously unforeseen and unacceptable side effects are observed in Nexavar or carfilzomib, we may be unable to proceed with further clinical trials, to seek or obtain regulatory approval in one or more indications, or to realize full commercial benefits of our products. In our clinical trials, we may treat patients with Nexavar or carfilzomib as a single agent or in combination with other therapies. During the course of treatment, these patients may die or suffer adverse medical effects for reasons unrelated to our products, including adverse effects related to the products that are administered in combination with our products. These adverse effects may impact the interpretation of clinical trial results, which could lead to adverse conclusions regarding the toxicity or efficacy of Nexavar or carfilzomib.
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
Patents and patent applications covering Nexavar are owned by Bayer. Those Nexavar patents that arose out of our collaboration agreement with Bayer are licensed to us, including two United States patents covering Nexavar and pharmaceutical compositions of Nexavar. Both patents will expire January 12, 2020. These two patents are listed in the FDA’s Approved Drug Product List (Orange Book). Based on publicly available information, Bayer also has patents in several European countries covering Nexavar, which will expire in 2020. Bayer has other patents and patent applications pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extension, the entitlement to and the term of which cannot presently be calculated, in part because Bayer does not share with us information related to its Nexavar patent portfolio. We cannot be certain that these issued patents and future patents if they issue will provide adequate protection for Nexavar or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise. Similarly, we cannot be certain that the patents and patent applications acquired in the Proteolix acquisition, or licensed to us by any licensor, will provide adequate protection for carfilzomib or any other product, or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise. The patents related to carfilzomib and ONX 0912 will begin to expire in 2025 and 2027, respectively. Third parties may claim to have rights in the assets that we acquired with Proteolix, including carfilzomib, or to have intellectual property rights that will be infringed by our commercialization of the assets that we acquired with Proteolix. For example, an academic institution has notified us that it believes carfilzomib is covered by its intellectual property and that it is owed certain payments. While we disagree with this academic institution’s assertions and will defend our position, such efforts could be expensive and time-consuming and ultimately may not be successful. If third parties were to succeed in such claims, our business and company could be harmed.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

2.1(1)†*	Agreement and Plan of Merger dated as of October 10, 2009 among the Company, Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.

2.2(2)†	Amendment No. 1 to Agreement and Plan of Merger dated as of January 27, 2011 between the Company and Shareholder Representative Services LLC.

3.1(3)	Restated Certificate of Incorporation of the Company.

3.2(4)	Amended and Restated Bylaws of the Company.

3.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.5(7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(3)	Specimen Stock Certificate.

4.3(8)	Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.4(8)	First Supplemental Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.5(8)	Form of 4.00% Convertible Senior Note due 2016.

10.9(ii)(9)+	Amended and Restated Executive Change in Control Severance Benefits Agreement between the Company and Ted W. Love, M.D., dated as of May 18, 2011.

10.9(iii) (9)+	Amended and Restated Executive Change in Control Severance Benefits Agreement between the Company and Kaye Foster-Cheek, dated as of May 18, 2011.

31.1(10)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(10)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(10)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

*	Certain schedules related to identified agreements and persons have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 13, 2009.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2011.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(4)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on December 5, 2008.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(7)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 27, 2011.

(8)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.

(9)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 18, 2011.

(10)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.
Date: August 9, 2011	By:	/s/ N. Anthony Coles
N. Anthony Coles
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2011	By:	/s/ Matthew K. Fust
Matthew K. Fust
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1(1)†*	Agreement and Plan of Merger dated as of October 10, 2009 among the Company, Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.

2.2(2)†	Amendment No. 1 to Agreement and Plan of Merger dated as of January 27, 2011 between the Company and Shareholder Representative Services LLC.

3.1(3)	Restated Certificate of Incorporation of the Company.

3.2(4)	Amended and Restated Bylaws of the Company.

3.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.5(7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(3)	Specimen Stock Certificate.

4.3(8)	Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.4(8)	First Supplemental Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.5(8)	Form of 4.00% Convertible Senior Note due 2016.

10.9(ii)(9)+	Amended and Restated Executive Change in Control Severance Benefits Agreement between the Company and Ted W. Love, M.D., dated as of May 18, 2011.

10.9(iii) (9)+	Amended and Restated Executive Change in Control Severance Benefits Agreement between the Company and Kaye Foster-Cheek, dated as of May 18, 2011.

31.1(10)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(10)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(10)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.

*	Certain schedules related to identified agreements and persons have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

+	Management contract or compensatory plan.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 13, 2009.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2011.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 5, 2008.

(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(7)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 27, 2011

(8)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.

(9)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 18, 2011.

(10)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.