Form 10-Q
period 2011-09-30
ONYX PHARMACEUTICALS INC
filed 2011-11-03
CIK 1012140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of outstanding shares of the registrant’s common stock, $0.001 par value 63,626,114 as of October 28, 2011.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Note 1)
	(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$219,367	$226,340
Marketable securities, current	287,520	322,973
Restricted cash	—	31,910
Receivable from collaboration partners	57,649	51,412
Prepaid expenses and other current assets	12,518	12,549

Total current assets	577,054	645,184
Marketable securities, non-current	22,841	28,555
Property and equipment, net	19,650	10,822
Intangible assets - in-process research and development	438,800	438,800
Goodwill	193,675	193,675
Other assets	18,916	35,599

Total assets	$1,270,936	$1,352,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36	$16
Accrued liabilities	16,221	16,866
Accrued clinical trials and related expenses	20,091	15,093
Accrued compensation	10,891	9,251
Lease termination exit costs, current	4,953	—
Escrow account liability	—	31,634

Total current liabilities	52,192	72,860

Convertible senior notes due 2016	160,288	152,701
Liability for contingent consideration	276,653	253,458
Deferred tax liability	157,090	157,090
Other liabilities	24,458	18,952
Lease termination exit costs, non-current	6,990	—

Commitments and contingencies

Stockholders’ equity:
Common stock	63	63
Additional paid-in capital	1,274,591	1,238,204
Receivable from stock option exercises	—	(6)
Accumulated other comprehensive loss	(1,428)	(1,291)
Accumulated deficit	(679,961)	(539,396)

Total stockholders’ equity	593,265	697,574

Total liabilities and stockholders’ equity	$1,270,936	$1,352,635

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	$(140,439)	$(140,439)	$(140,439)	$(140,439)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	( In thousands, except per share amounts )

Revenue:
Revenue from collaboration agreement	$75,041	$63,696	$210,142	$195,372
License revenue	—	59,165	—	59,165

Total revenue	75,041	122,861	210,142	254,537

Operating expenses:
Research and development	58,532	44,568	184,071	131,394
Selling, general and administrative	42,642	25,924	115,349	77,293
Contingent consideration	5,945	5,622	23,195	101,107
Lease termination exit costs	130	—	10,857	—

Total operating expenses	107,249	76,114	333,472	309,794

Income (loss) from operations	(32,208)	46,747	(123,330)	(55,257)
Investment income, net	435	628	1,728	2,198
Interest expense	(5,112)	(4,943)	(15,155)	(14,467)
Other expense	25	(862)	(3,776)	(862)

Income (loss) before provision (benefit) for income taxes	(36,860)	41,570	(140,533)	(68,388)
Provision (benefit) for income taxes	—	70	32	(662)

Net income (loss)	$(36,860)	$41,500	$(140,565)	$(67,726)

Basic net income (loss) per share	$(0.58)	$0.66	$(2.22)	$(1.08)

Diluted net income (loss) per share	$(0.58)	$0.66	$(2.22)	$(1.08)

Shares used in computing basic net income (loss) per share	63,555	62,707	63,328	62,562

Shares used in computing diluted net income (loss) per share	63,555	62,849	63,328	62,562

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(140,565)	$(67,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gains on sales of current marketable securities	(55)	(90)
Depreciation and amortization	4,395	2,050
Stock-based compensation	22,938	16,915
Amortization of convertible senior notes discount and debt issuance costs	7,587	7,138
Changes in fair value of liability for contingent consideration	23,195	101,107
Property and Equipment write-off	732	—
Impairment of equity investment	3,000	—
Accretion of lease exit cost liability	130	—
Deferred income taxes	—	(11,860)
Changes in operating assets and liabilities:
Restricted cash	—	(304)
Receivable from collaboration partners	(6,237)	4,501
Prepaid expenses and other current assets	92	(1,005)
Other assets	13,683	(18,056)
Accounts payable	20	(407)
Accrued liabilities	(645)	(338)
Accrued clinical trials and related expenses	4,998	(2,385)
Accrued compensation	1,640	(5,561)
Escrow liability	(31,634)	27
Lease termination exit costs liability	11,813	—
Other liabilities	5,507	11,478

Net cash (used in) provided by operating activities	(79,406)	35,484

Cash flows from investing activities:
Purchases of marketable securities	(298,546)	(305,345)
Sales of marketable securities	122,754	277,052
Maturities of marketable securities	216,815	248,860
Transfers from (to) restricted cash	31,910	(4,000)
Payment for liability for contingent consideration, current	—	(36,000)
Capital expenditures	(13,955)	(767)

Net cash provided by investing activities	58,978	179,800

Cash flows from financing activities:
Repurchases of restricted stock awards	(180)	(78)
Net proceeds from issuances of common stock	13,635	5,354

Net cash provided by financing activities	13,455	5,276

Net increase (decrease) in cash and cash equivalents	(6,973)	220,560
Cash and cash equivalents at beginning of period	226,340	107,668

Cash and cash equivalents at end of period	$219,367	$328,228

Supplemental cash flow data
Cash paid during the period for income taxes	$—	$19
Cash paid during the period for interest	$9,200	$9,277

See accompanying notes

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited financial statements furnished herein include all adjustments necessary for a fair presentation of Onyx, Pharmaceuticals, Inc.’s (“Onyx” or the “Company”) financial position at September 30, 2011, the results of its operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Significant Accounting Policies

As of September 30, 2011, there have been no material changes to the Company’s significant accounting policies, compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Thus, actual results could differ from those estimates. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other future operating periods.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

The Company operates in one segment — the discovery and development of novel cancer therapies.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles — Goodwill and Other (Topic 350). The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required. This pronouncement is effective for fiscal years beginning after December 15, 2011. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements and footnote disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The Company does not expect that the adoption of this accounting standard update will have any material impact on its results of operations or financial position.

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

Note 2. Revenue from Collaboration Agreement

Collaboration Agreement with Bayer

Nexavar is currently marketed and sold globally for the treatment of unresectable liver cancer and advanced kidney cancer. Nexavar also has regulatory applications pending in other territories internationally. The Company co-promotes Nexavar in the United States with Bayer HealthCare Pharmaceuticals, Inc., or Bayer, under collaboration and co-promotion agreements, as amended. Outside of the United States, Bayer has exclusive marketing rights and the Company shares equally in the profits or losses, excluding Japan. In the United States, the Company and Bayer share equally in the profits or losses of Nexavar, subject only to the Company’s continued co-funding of the development costs of Nexavar worldwide, excluding Japan, and the Company’s continued co-promotion of Nexavar in the United States.

The Company’s collaboration agreement with Bayer will terminate when patents expire that were issued in connection with product candidates discovered under the agreement, or at the time when neither the Company nor Bayer are entitled to profit sharing under the agreement, whichever is latest. The Company’s co-promotion agreement with Bayer will terminate upon the earlier of the termination of the Company’s collaboration agreement with Bayer or the date products subject to the co-promotion agreement are no longer sold by either party in the United States due to a permanent product withdrawal or recall or a voluntary decision by the parties to abandon the co-promotion of such products in the United States. Either party may also terminate the co-promotion agreement upon failure to cure a material breach of the agreement within a specified cure period. The Company’s collaboration agreement was further amended in October 2011, as discussed in Note 15.

Revenue from collaboration agreement was $75.0 million and $210.1 million for the three and nine months ended September 30, 2011, respectively, compared to $63.7 million and $195.4 million for the three and nine months ended September 30, 2010, respectively, calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(In thousands)

Onyx’s share of collaboration commercial profit	$65,725	$56,545	$183,840	$171,607
Reimbursement of Onyx’s shared marketing expenses	6,400	4,727	17,691	17,026
Royalty revenue	2,916	2,424	8,611	6,739

Revenue from collaboration agreement	$75,041	$63,696	$210,142	$195,372

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

Global development work is conducted by Onyx at its own discretion. A percentage of the costs incurred by the Company for the global development of carfilzomib and ONX 0912 that may support filings for regulatory approval in Japan are required to be reimbursed by Ono at cost. These reimbursements are recorded as a reduction of operating expenses by the Company. For the three and nine months ended September 30, 2011, the reimbursement of global development costs was $2.4 million and $9.8 million, respectively, which reduced the “Research and development expenses” line item in the Condensed Consolidated Statement of Operations.

Ono also agreed to pay the Company global development support and commercial milestone payments based on the achievement of pre-specified criteria, which could total approximately $286.0 million as of September 30, 2011 at current exchange rates. In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, which states that entities can apply the milestone method of revenue recognition to research or development arrangements if the milestones under the arrangements are substantive and there is substantive uncertainty about whether the milestones will be achieved. The Company adopted ASU No. 2010-17 effective January 2010 and determined that the milestones under the agreement with Ono will not be accounted for under the milestone method of revenue recognition. The milestones under the agreement with Ono do not meet the definition of a milestone under ASU 2010-17 because the achievement of these milestones is solely dependent on Ono’s performance and not on any performance obligations of the Company. Revenue from the milestone payments will be recognized if and when such payments become due because the Company does not expect to have any outstanding performance obligations relating to these milestones at the time these milestones are achieved.

The agreement will terminate upon the expiration of the royalty terms specified for each product. In addition, Ono may terminate this agreement for certain scientific or commercial reasons with advance written notice, and either party may terminate this agreement for the other party’s uncured material breach or bankruptcy.

Note 4. Agreement with S*BIO Pte Ltd.

In May 2011, the Company entered into a Termination and Separation Agreement, or the Termination Agreement, with S*BIO to terminate its collaboration agreement and amend the Company’s rights with respect to ONX 0803 and ONX 0805. Under the Termination Agreement, the Company’s option rights to ONX 0803 and ONX 0805, which it had not exercised, reverted to S*BIO and S*BIO will retain responsibility for all development and commercialization of these compounds. The Company retained its equity interest in S*BIO and, in addition to any value associated with its equity interest, may receive up to $20.0 million from S*BIO based on agreed portions of any partnering revenue or future royalty revenue related to ONX 0803 and ONX 0805, or proceeds from any acquisition of S*BIO.

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

S*BIO qualifies as a variable interest entity, or VIE. However, the Company does not have the power to direct the activities that most significantly impact the performance of S*BIO. Therefore, the Company is not considered the primary beneficiary and consolidation is not required. The equity investment in S*BIO could result in the Company absorbing losses up to the amount of its investment. The Company’s remaining equity investment in S*BIO and the Company’s maximum risk of loss as of September 30, 2011 was $1.25 million.

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

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $193.7 million, which represents the goodwill amount resulting from the acquisition. None of the goodwill is expected to be deductible for income tax purposes. The Company tests goodwill for impairment on an annual basis or sooner, if deemed necessary. As of September 30, 2011, there were no changes in the recognized amount of goodwill resulting from the acquisition of Proteolix.

Liability for Contingent Consideration

Under the terms of the Merger Agreement, the aggregate cash consideration paid to former Proteolix stockholders at closing was $276.0 million and an additional $40.0 million earn-out payment was made in April 2010. The Company may also be required to pay up to an additional $535.0 million in earn-out payments payable in up to four installments upon the achievement of certain regulatory approvals for carfilzomib in the United States and Europe within pre-specified timeframes. Under the Merger Agreement, the first of these additional earn-out payments would have been in the amount of $170.0 million if achieved by the date originally contemplated, and would have been triggered by accelerated marketing approval for carfilzomib in the United States for relapsed/refractory multiple myeloma. In January 2011, the Company entered into Amendment No. 1 to the Merger Agreement. Amendment No. 1 modified this first payment if the milestone is not achieved by the date originally contemplated on a sliding scale basis, as follows:

•

if accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved after the date originally contemplated, but within nine months of the original date, subject to extension under certain circumstances, then the amount payable will be reduced to $130.0 million; and

•

if accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved more than nine months after the date originally contemplated, but within 12 months of the original date, subject to extension under certain circumstances, then the amount payable will be reduced to $80.0 million.

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

The range of the undiscounted amounts the Company could be required to pay for the remaining earn-out payments is between zero and $535.0 million. On the acquisition date, the fair value of the liability for the contingent consideration recognized was $199.0 million, of which $40.0 million related to the first milestone payment that was paid in full in April 2010. The Company classified the remaining balance of $159.0 million along with all remaining earn-out payments as a non-current liability in the Condensed Consolidated Balance Sheet since the earn-out payments are based on the regulatory approval of carfilzomib in the U.S. and Europe. The Company determined the fair value of the non-current liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. These inputs include the probability of technical and regulatory success (“PTRS”) for unapproved product candidates considering their stages of development. During the three and nine months ended September 30, 2011, the Company recorded contingent consideration expense of $5.9 million and $23.2 million, respectively, compared to $5.6 million and $101.1 million in the same periods last year. The change in contingent consideration for the nine month year-to-date periods was primarily associated with a change in the PTRS, a significant input in the discounted cash flow analysis used to calculate the fair value of the non-current liability and also the passage of time.

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

Note 6. Derivative Instruments

The Company has established a foreign currency hedging program to mitigate the foreign exchange risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. Dollar denominated currencies and reduce volatility in the Company’s cash flow and earnings. The Company hedges a certain portion of anticipated Nexavar-related cash flows owed to the Company with foreign currency and option contracts, typically no more than one year into the future. The underlying exposures, both revenue and expenses, in the Nexavar program are denominated in currencies other than the U.S. Dollar, primarily the Euro and Japanese Yen. For purposes of calculating the cash flows due to or due from the Company each quarter, the foreign currencies are converted into U.S. dollars based on average exchange rates for the reporting period. The Company does not enter into derivative financial contracts for speculative purposes. As of September 30, 2011 and December 31, 2010, foreign currency derivative contracts that were not settled are recorded at fair value on the Condensed Balance Sheet.

The Company’s foreign currency options used to hedge anticipated cash flows, where the underlying exposures are the net of Euro-denominated revenues and expenses, are not designated as hedging instruments under ASC 815. The changes in the fair value of these foreign currency options are included in the “Other expense” line item in the Condensed Consolidated Statements of Operations.

The Company’s foreign currency options used to hedge anticipated cash flows, where the underlying exposures are Japanese Yen denominated royalties are designated as hedging instruments under ASC 815. The effective component of the hedged instrument is recorded in accumulated other comprehensive income (loss) (“OCI”) within stockholders’ equity as an unrealized gain or loss on the hedging instrument. When the hedged forecasted transactions occur and the hedge instrument matures, the unrealized gains and losses are reclassified into the “Other expense” line item in the Condensed Consolidated Statement of Operations. The majority of the gains and losses related to the hedged forecasted transactions reported in accumulated OCI at September 30, 2011 are expected to be reclassified to other income (expense) within 6 months.

At September 30, 2011, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

	Asset Derivatives September 30, 2011		Liability Derivatives September 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedges:
Foreign currency option contracts	Other current assets	$—	Accrued liabilities	$—

Total derivatives designated as hedges		—		—

Derivatives not designated as hedges:
Foreign currency option contracts	Other current assets	$293	Accrued liabilities	$—

Total derivatives not designated as hedges		293		—

Total derivatives		$293		$—

The effect of derivative instruments on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 was as follows:

	Foreign Currency Options Contracts Three Months Ended September 30, 2011	Foreign Currency Options Contracts Nine Months Ended September 30, 2011
	(In thousands)	(In thousands)
Derivatives designated as hedges:

Net loss recognized in accumulated other comprehensive loss (effective portion)	$(2)	$(89)
Net loss reclassified from accumulated other comprehensive loss to other expense (effective portion)(1)	(66)	(150)
Net gain (loss) recognized in net loss (ineffective portion) (1)	—	—
Derivatives not designated as hedges:
Net gain (loss) recognized in net loss (1)	$170	$(450)

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

The Company’s fair value hierarchies for its financial assets and liabilities (cash equivalents, current and non-current marketable securities, derivative instruments, convertible senior notes and current and non-current liabilities for contingent consideration), which require fair value measurement on a recurring basis are as follows:

	As reflected on	As reflected on	As reflected on	As reflected on	As reflected on
	As of September 30, 2011
	(In thousands)
	As reflected on the unaudited balance sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$44,876	$44,876	$—	$—	$44,876
Corporate and financial institutions debt	143,800	—	143,800	—	143,800
Auction rate securities	22,841	—	—	22,841	22,841
U.S. government agencies	97,545	—	97,545	—	97,545
U.S. treasury bills	47,995	47,995	—	—	47,995
Municipal bonds	22,787	—	22,787	—	22,787
Foreign currency option contracts not designated as hedges	293	—	293	—	293

Total	$380,137	$92,871	$264,425	$22,841	$380,137

Liabilities:
Liability for contingent consideration	$276,653	$—	$—	$276,653	$276,653
Convertible senior notes due 2016 (face value $230,000)	160,288	—	257,554	—	257,554

Total	$436,941	$—	$257,554	$276,653	$534,207

	As reflected on	As reflected on	As reflected on	As reflected on	As reflected on
	As of December 31, 2010
	(In thousands)
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$20,932	$20,932	$—	$—	$20,932
Corporate and financial institutions debt	197,813	—	197,813	—	197,813
Auction rate securities	31,280	—	2,725	28,555	31,280
U.S. government agencies	99,294	—	99,294	—	99,294
U.S. treasury bills	78,916	78,916	—	—	78,916
Municipal bonds	37,160	—	37,160	—	37,160
Foreign currency option contracts designated as hedges	89	—	89	—	89
Foreign currency option contracts not designated as hedges	188	—	188	—	188

Total	$465,672	$99,848	$337,269	$28,555	$465,672

Liabilities:
Liability for contingent consideration	$253,548	$—	$—	$253,548	$253,548
Convertible senior notes due 2016 (face value $230,000)	152,701	—	271,768	—	$271,768

Total	$406,249	$—	$271,768	$253,548	$525,316

Marketable Securities

Level 2 assets consist of debt securities issued by corporate and financial institutions and U.S. government and municipal agencies. The fair value of these securities is estimated using a weighted average price based on market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources.

Level 3 assets include securities with an auction reset feature (“auction rate securities”), which are classified as available-for-sale securities and reflected at estimated fair value. In February 2008, auctions began to fail for these securities and each auction for the majority of these securities since then has failed. As of September 30, 2011, the fair value of each of these securities is estimated utilizing a discounted cash flow analysis that considers interest rates, the timing and amount of cash flows, credit and liquidity premiums, and the expected holding periods of these securities. The following table provides a summary of changes in fair value of the auction rate securities:

	Auction Rate Securities Nine Months Ended September 30,
	2011	2010
	(In thousands)
Fair value at beginning of period	$28,555	$37,174
Redemptions	(5,850)	(5,900)
Transfer to Level 2	—	(300)
Change in valuation	136	581

Fair value at end of period	$22,841	$31,555

During the nine months ended September 30, 2011, as a result of the decline in fair value of the Company’s auction rate securities, which the Company believes is temporary and attributes to liquidity rather than credit issues, the Company has recorded an unrealized loss of $1.2 million included in the accumulated OCI line of stockholders’ equity. All of the auction rate securities held by the Company as of September 30, 2011 consist of securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Any future fluctuation in fair value related to the auction rate securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any decline in fair value is other than temporary, it will record a charge to earnings as appropriate. The Company does not intend to sell these securities and management believes it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost bases.

Foreign Currency Option Contracts

Level 2 assets and liabilities include foreign currency option contracts, which are reflected at fair value. The Company has established a foreign currency hedging program to manage the economic risk of its exposure to fluctuations in foreign currency exchange rates from the Nexavar program. Refer to Derivative Instruments in Note 6 for further information.

Liability for Contingent Consideration

Level 3 liabilities include the acquisition-related non-current liability for contingent consideration the Company recorded representing the amounts payable to former Proteolix stockholders upon the achievement of specified regulatory approvals within pre-specified timeframes for carfilzomib. The fair value of this Level 3 liability is estimated using a probability-weighted discounted cash flow analysis and a discount rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Subsequent changes in the fair value of this liability are recorded to the “Contingent consideration” expense line item in the Condensed Consolidated Statements of Operations under operating expenses. During the three and nine months ended September 30, 2011, the Company recorded contingent consideration expense of $5.9 million and $23.2 million, respectively, compared to $5.6 million and $101.1 million in the same periods last year. The change was primarily associated with the change in the PTRS, a significant input in the discounted cash flow analysis used to calculate the fair value of the non-current liability and also the passage of time. Refer to Liability for Contingent Consideration in Note 5 for further details.

The following table provides a summary of the changes in the fair value of the non-current liability for contingent consideration:

	Liability for Contingent Consideration
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(In Thousands)
Fair value at beginning of period	$270,708	$256,013	$253,458	$200,528
Payments	—	—	—	(40,000)
Change in valuation	5,945	5,622	23,195	101,107

Fair value at end of period	$276,653	$261,635	$276,653	$261,635

Transfers of these liabilities between Levels are recognized when the Company becomes aware of changes in the circumstances causing the transfer. Refer to Liability for Contingent Consideration in Note 10 for further details.

Convertible Senior Notes due 2016

Level 2 liabilities consist of the Company’s convertible senior notes due 2016. The fair value of these convertible senior notes is estimated by computing the fair value of a similar liability without the conversion option. Refer to Note 10 for further details on the fair value. In accordance with ASC 825-10, Financial Instruments, the estimated market value of the Company’s convertible senior notes as of September 30, 2011 was $257.6 million. The Company’s convertible senior notes are not marked-to-market and are shown at their original issuance value net of the amortized discount and the portion of the value allocated to the conversion option is included in stockholders’ equity in the accompanying unaudited Condensed Consolidated Balance Sheet September 30, 2011.

Note 8. Marketable Securities

Marketable securities consist of securities that are classified as “available for sale.” Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings is determined using specific identification. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income. The weighted-average maturity of the Company’s current marketable securities as of September 30, 2011 was approximately 6 months.

Available-for-sale marketable securities consisted of the following:

	September 30, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
		(In thousands)
Agency bond investments:
Current	145,494	$57	$(11)	$145,540

Total agency bond investments	145,494	57	(11)	145,540

Corporate debt investments:
Current	166,819	26	(257)	166,588
Non-current	24,075	—	(1,234)	22,841

Total corporate investments	190,894	26	(1,491)	189,429

Total available-for-sale marketable securities	$336,388	$83	$(1,502)	$334,969

	December 31, 2010
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
		(In thousands)
Agency bond investments:
Current	$178,221	$18	$(29)	$178,210

Total agency bond investments	178,221	18	(29)	178,210

Corporate debt investments:
Current	237,547	175	(24)	237,698
Non-current	29,925	—	(1,370)	28,555

Total corporate investments	267,472	175	(1,394)	266,253

Total available-for-sale marketable securities	$445,693	$193	$(1,423)	$444,463

Estimated fair value was determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at September 30, 2011 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The estimated fair value of auction rate securities was based a discounted cash flow model and classified as non-current marketable securities on the accompanying unaudited Condensed Consolidated Balance Sheet. The Company recorded a $1.2 million unrealized loss through accumulated other comprehensive income or loss instead of earnings because the Company has deemed the impairment of these securities to be temporary.

Note 9. Lease Termination Exit Costs

As a result of the Company’s consolidation of its facilities, on May 26, 2011, the Company ceased the use of facilities it previously occupied at 2100 Powell Street, Emeryville, California and a portion of its facilities at 333 Allerton Avenue, South San Francisco, California. In connection with its exit from these facilities, during the second quarter of 2011, the Company recorded total exit costs of approximately $10.7 million, which includes $7.2 million related to operating lease obligations, adjusted for the effects of deferred rent liability recognized under purchase accounting; $2.8 million in other facility related costs and $0.7 million in property and equipment write-offs. The estimated costs disclosed are based on a number of assumptions, and actual results could materially differ. The aggregated exit costs amount is presented as a separate line item in the operating expenses of the condensed consolidated income statements titled lease termination exit costs.

As of September 30, 2011, the total outstanding lease termination exit costs liability are summarized in the following table:

	Operating Lease Obligations	Other Facility Related Costs	Total
	(In thousands)

Balance at June 30, 2011	$10,511	$2,576	$13,087
Cash Payments	(1,018)	(256)	(1,274)
Accretion expense	130	—	130

Balance at September 30, 2011	$9,623	$2,320	$11,943

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

Beginning August 20, 2013, the Company may redeem all or part of the outstanding 2016 Notes, provided that the last reported sale price of the common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date the Company provides the notice of redemption to holders of the 2016 Notes exceeds 130% of the conversion price in effect on each such trading day. As of September 30, 2011 the 130% threshold equated to $51.54 The redemption price will equal 100% of the principal amount of the 2016 Notes to be redeemed, plus all accrued and unpaid interest, plus a “make-whole premium” payment. The Company must make the make-whole premium payments on all 2016 Notes called for redemption prior to August 15, 2016, including the 2016 Notes converted after the date the Company delivered the notice of redemption.

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

The following is a summary of the principal amount of the liability component of the 2016 Notes, its unamortized discount and its net carrying amount as of September 30, 2011:

September 30, 2011
(In thousands)
Carrying amount of the equity component	$89,468
Net carrying amount of the liability component	$70,820
Unamortized discount of the liability component	$69,712

The effective interest rate used in determining the liability component of the 2016 Notes was 12.5%. The application of ASC 470-20 resulted in an initial recognition of $89.5 million as the debt discount with a corresponding increase to paid-in capital, the equity component, for the 2016 Notes. The debt discount and debt issuance costs are amortized as interest expense through August 2016. For the three and nine months ended September 30, 2011, the interest expense was $2.3 million and $6.9 million, respectively, compared to $2.3 million and $6.9 million for the three and nine months ended September 30, 2010, respectively, relating to the 4.0% stated coupon rate. The non-cash interest expense relating to the amortization of the debt discount for the three and nine months ended September 30, 2011 was $2.6 million and $7.6 million, respectively, compared to $2.3 million and $6.7 million for the three and nine months ended September 30, 2010, respectively. The estimated fair value of the Company’s senior notes as of September 30, 2011 was $257.6 million.

Note 11. Stock-Based Compensation

The Company accounts for stock-based compensation to employees and directors by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period. Total employee stock-based compensation expenses were $8.7 million and $22.4 million for the three and nine months ended September 30, 2011, respectively, compared to $5.9 million and $16.6 million for the three and nine months ended September 30, 2010, respectively.

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

The Company recorded an income tax expense of $0 and $32,000 for the three and nine months ended September 30, 2011. For the three months ended September 30, 2010, the Company recorded $70,000 income tax expense primarily related to state income taxes. For the nine months ended September 30, 2010, the Company recorded an income tax benefit of $662,000 associated primarily with its election to carryback net operating losses under the Worker, Homeownership and Business Association Act of 2009. The election enabled the Company to eliminate all federal Alternative Minimum Taxes (AMT) previously recorded in 2009.

There were no changes to the Company’s unrecognized tax benefits for the three and nine months ended September 30, 2011. As of September 30, 2011, the total unrecognized tax benefit was $11.9 million. The Company is in the process of completing an analysis of its tax credit carry-forwards. Any uncertain tax positions identified in the course of this analysis will not impact the consolidated financial statements if the Company continues to maintain a full valuation allowance on its deferred tax assets.

The Company does not expect to have any significant changes to unrecognized tax benefits over the next twelve months.

The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded for both three and nine months ended September 30, 2011 and 2010.

The tax years from 1993 and forward remain open to examination by the federal and state taxing authorities due to net operating loss and credit carry-forwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

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

Dilutive potential common shares for dilutive convertible senior notes are calculated based on the “if-converted” method. Under the “if-converted” method, when computing the dilutive effect of convertible senior notes, the numerator is adjusted to add back the amount of interest and debt issuance costs recognized in the period and the denominator is adjusted to add the amount of shares that would be issued if the entire obligation is settled in shares. As of September 30, 2011, the Company’s outstanding indebtedness consisted of its 4.0% convertible senior notes due 2016.

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

The computations for basic and diluted net loss per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net income (loss) - basic	$(36,860)	$41,500	$(140,565)	$(67,726)
Add: interest and issuance costs related to convertible senior notes	—	—	—	—

Net income (loss) - diluted	$(36,860)	$41,500	$(140,565)	$(67,726)

Denominator:
Weighted average common shares outstanding - basic	63,555	62,707	63,328	62,562
Dilutive effect of convertible senior notes	—	—	—	—
Dilutive effect of options	—	142	—	—

Weighted-average common shares outstanding and dilutive potential common shares - diluted	63,555	62,849	63,328	62,562

Net income (loss) per share:
Basic	$(0.58)	$0.66	$(2.22)	$(1.08)

Diluted	$(0.58)	$0.66	$(2.22)	$(1.08)

Under the “if-converted” method, 5.8 million potential common shares relating to the 2016 Notes were not included in diluted net loss per share for the three and nine months ended September 30, 2011 because their effect would be anti-dilutive. Diluted net loss per share does not include the effect of $4.1 million and $3.6 million stock-based awards that were outstanding during the three and nine months ended September 30, 2011, respectively and $5.5 million and $5.2 million stock-based awards that were outstanding during the three and nine months September 30, 2010, respectively, because their effect would have been anti-dilutive.

Note 14. Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income (loss) and other comprehensive income. Other comprehensive income is comprised of unrealized holding gains and losses on the Company’s available-for-sale securities that are excluded from net income and reported separately in stockholders’ equity. Comprehensive income (loss) and its components are as follows:

	$(36,734)	$(36,734)	$(36,734)	$(36,734)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income (loss)	$(36,860)	$41,500	$(140,565)	$(67,726)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	(458)	794	(198)	664
Change in unrealized gain on derivatives designated as hedges	64	—	61	—

Comprehensive income (loss)	$(37,254)	$42,294	$(140,702)	$(67,062)

The activities in other comprehensive income (loss) are as follows:

	$(36,734)	$(36,734)	$(36,734)	$(36,734)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Available-for-sale securities:
Increase in unrealized gain (loss) on available-for-sale securities	$(313)	$760	$(54)	$574
Reclassification adjustment for net gains on available-for-sale securities included in earnings	(145)	34	(144)	90

Change in unrealized gain (loss) on available-for-sale securities	$(458)	$794	$(198)	$664

Derivatives:
Increase in unrealized loss on derivatives designated as hedges	$(2)	$—	$(89)	$—
Realized loss reclassified from accumulated other comprehensive income to earnings	66	—	150	—

Change in unrealized gain on derivatives designated as hedges	$64	$—	$61	$—

Note 15. Subsequent Events

On October 11, 2011, Onyx entered into a Settlement Agreement with Bayer Corporation and certain affiliated entities (collectively “Bayer”) to settle and dismiss all claims related to the complaint filed by Onyx against Bayer in the United States District Court for the Northern District of California under the caption Onyx Pharmaceuticals, Inc. v. Bayer Corporation, Bayer AG , Bayer Healthcare LLC, and Bayer Schering Pharma AG (the “Lawsuit”). Under an Agreement Regarding Regorafenib entered into on October 11, 2011, Onyx and Bayer agreed to the following terms regarding the development and commercialization of regorafenib, an anti-cancer compound that Bayer is developing and which was the subject of the Lawsuit:

•	Bayer agrees to pay Onyx a royalty of 20% of any future worldwide net sales of regorafenib in human oncology.

•	Onyx will have no obligation to pay past or future development and commercialization costs of regorafenib.

•

Onyx will have the right to co-promote regorafenib in the United States with Bayer, and to provide related medical science liaisons, under a fee-for-service arrangement. If there is a future change of control or acquisition of Onyx, Bayer would have the right to terminate Onyx’s co-promotion of regorafenib (but could not terminate Onyx’s right to co-promote Nexavar in the U.S.). However, in event of a change of control or acquisition of Onyx, Onyx or its successor’s right to receive royalties for regorafenib will survive. Development of regorafenib will be managed by the same joint governance bodies that manage development of Nexavar; however, in the event of disagreement Bayer has the right to make final decisions for regorafenib.

On October 11, 2011, Onyx and Bayer also entered into a Fourth Amendment to the Collaboration Agreement between Onyx and Bayer, originally entered into April 22, 1994. Under this Fourth Amendment to the Collaboration Agreement, Onyx and Bayer agreed to the following:

•

Bayer will pay Onyx a one-time lump sum of $160 million and Bayer will have no obligation to pay royalties to Onyx for sales of Nexavar in Japan for any period after December 31, 2011. Bayer also is required to make future payments to Onyx of up to an aggregate of $15 million in 2012-2013 based on future product pricing in Japan.

•

The provision of the Collaboration that governs a change of control or acquisition of Onyx is deleted in its entirety. As a result of the deletion of this section, Onyx’s rights and obligations under the Collaboration Agreement, including profit sharing, co-development and co-promotion of Nexavar, will survive any change of control of Onyx.

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

Overview

We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. Through our internal research programs and in conjunction with our collaborators, we are applying our expertise to develop and commercialize therapies designed to exploit the genetic differences between cancer cells and normal cells. We are continuing to expand our current commercialization opportunities for Nexavar® (sorafenib) tablets, along with our collaborator, Bayer HealthCare Pharmaceuticals Inc., or Bayer, we are developing carfilzomib, a selective proteasome inhibitor, for the potential treatment of patients with multiple myeloma and solid tumors and we will receive a 20% royalty on any worldwide net sales of regorafenib in oncology. Carfilzomib is a late-stage compound with the potential for accelerated marketing approval in the United States based on our current clinical trial data and assuming favorable regulatory outcomes. Regorafenib is being developed by Bayer. In addition, we continue to invest in our development pipeline.

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

We and Bayer are commercializing Nexavar, for the treatment of patients with unresectable liver cancer and advanced kidney cancer. Nexavar has been approved and is marketed for these indications globally. In the United States, we co-promote Nexavar with Bayer. Outside of the United States, Bayer manages all commercialization activities. For the three and nine months ended September 30, 2011, worldwide net sales of Nexavar as recorded by Bayer were $250.3 million and $731.5 million, compared to $226.2 million and $676.7 million in the same periods last year.

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

On October 11, 2011, we and Bayer entered into a settlement agreement in resolution of the complaint filed by us against Bayer (the “Settlement Agreement”) under the caption Onyx Pharmaceuticals, Inc. v. Bayer Corporation and Bayer AG. In connection with the settlement, we and Bayer entered into an agreement regarding regorafenib, an investigational oral multi-kinase inhibitor of angiogenic, stromal and oncogenic receptor tyrosine kinases, whereby (i) Bayer agrees to pay us a royalty of 20% of any future worldwide net sales or regorafenib in human oncology; (ii) Bayer will be responsible for all development and commercialization costs of regorafenib unless we elect to pursue development of a disputed indication on our own; and (iii) we will have the right to co-promote regorafenib in the United States with Bayer.

We and Bayer are developing and marketing Nexavar under our collaboration and co-promotion agreements. We fund 50% of the development costs for Nexavar worldwide, excluding Japan. With Bayer, we co-promote Nexavar in the United States and share equally in any profits or losses. Outside of the United States, excluding Japan, Bayer has exclusive marketing rights and we share profits equally. In Japan, Bayer funds all product development, and we receive a royalty on sales. In connection with the Settlement Agreement, we and Bayer entered into an amendment to the collaboration agreement whereby we sold to Bayer the royalty obligation on Nexavar sales in Japan for a payment of $160 million and up to an additional of $15 million in 2012-2013 based on future product pricing in Japan.

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

As part of the resolution of our complaint against Bayer, we and Bayer agreed to remove a provision from the collaboration agreement which provided that if we were acquired by another entity by reason of merger, consolidation or sale of all or substantially all of our assets, or if a single entity other than Bayer or its affiliate acquired ownership of a majority of our outstanding voting stock, and Bayer did not consent to the transaction, then for 60 days following the transaction, Bayer could have elected to terminate our co-development and co-promotion rights under the collaboration agreement and convert our profit sharing interest under that agreement into a royalty based on any sales of Nexavar and other collaboration products. Under the amended collaboration agreement, Onyx’s rights and obligations under the collaboration agreement, including profit sharing, co-development and co-promotion of Nexavar, will survive any change of control of Onyx.

Acquisition of Proteolix

In November 2009, we made a significant move towards achieving our goal in becoming a multi-product portfolio company by acquiring Proteolix, Inc., or Proteolix, a privately-held biopharmaceutical company located in South San Francisco, California. Proteolix focused primarily on the discovery and development of novel therapies that target the proteasome for the treatment of hematological malignancies, solid tumors and autoimmune disorders. This acquisition, which included carfilzomib, has provided us with an opportunity to expand into the hematological malignancies market. The aggregate cash consideration paid to former Proteolix stockholders at closing was $276.0 million with another $40.0 million paid in April 2010 upon the achievement of a pre-specified milestone. In addition, we may be required to pay up to an additional $535.0 million in earn-out payments upon the receipt of certain regulatory approvals within pre-specified timeframes. Under the Merger Agreement, the first of these additional earn-out payments would have been in the amount of $170.0 million if achieved by the date originally contemplated, and would have been triggered by accelerated marketing approval for carfilzomib in the United States for relapsed/refractory multiple myeloma. In January 2011, the Company entered into Amendment No. 1 to the Merger Agreement. Amendment No. 1 modified this first payment if the milestone is not achieved by the date originally contemplated on a sliding scale basis, as follows:

•

if accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved after the date originally contemplated, but within nine months of the original date, subject to extension under certain circumstances, then the amount payable will be reduced to $130.0 million; and

•

if accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved more than nine months after the date originally contemplated, but within 12 months of the original date, subject to extension under certain circumstances, then the amount payable will be reduced to $80.0 million.

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

The range of the undiscounted amounts we could be required to pay for the remaining earn-out payments is between zero and $535.0 million. On the acquisition date, the fair value of the liability for the contingent consideration recognized was $199.0 million, of which $40.0 million related to the first milestone payment that was paid in full in April 2010. We classified the remaining balance of $159.0 million along with all remaining earn-out payments as a non-current liability in the Condensed Consolidated Balance Sheet since the earn-out payments are based on the regulatory approval of carfilzomib in the US and Europe.

Licensing Agreement with Ono Pharmaceutical

In September 2010, we entered into an exclusive license agreement with Ono Pharmaceutical Co., Ltd., or Ono, granting Ono the right to develop and commercialize both carfilzomib and ONX 0912 for all oncology indications in Japan. We retain development and commercialization rights for all other countries. We agreed to provide Ono with development and commercial supply of carfilzomib and ONX 0912 on a cost-plus basis. Ono agreed to pay us development and commercial milestone payments based on the achievement of pre-specified criteria. In addition, Ono agreed to share a percentage of costs incurred by us for the global development of carfilzomib and ONX 0912 that support filings for regulatory approval in Japan. The milestone and development support payments could total approximately $286.0 million as of September 30, 2011 at current exchange rates. Ono is responsible for all development costs in support of regulatory filings in Japan as well as commercialization costs it incurs. If regulatory approval for carfilzomib and/or ONX 0912 is achieved in Japan, Ono is obligated to pay us double-digit royalties on net sales of the licensed compounds in Japan. The agreement will terminate upon the expiration of the royalty terms specified for each product. In addition, Ono may terminate this agreement for certain scientific or commercial reasons with advance written notice and either party may terminate this agreement for the other party’s uncured material breach or bankruptcy.

Development, Collaboration, Option and License Agreement with S*BIO

In May 2011, we entered into a Termination and Separation Agreement, or the Termination Agreement, with S*BIO to terminate our collaboration agreement and amend our rights with respect to ONX 0803 and ONX 0805. Under the Termination Agreement, our option rights to ONX 0803 and ONX 0805, which we had not exercised, reverted to S*BIO and S*BIO has the responsibility for all development and commercialization of these compounds. We retained our equity interest in S*BIO and, in addition to any value associated with our equity interest, may receive up to $20.0 million from S*BIO based on agreed portions of any partnering revenue or future royalty revenue related to ONX 0803 and ONX 0805, or proceeds from any acquisition of S*BIO. As of September 30, 2011, our remaining equity investment in S*BIO and our maximum risk of loss was $1.25 million.

Business Highlights

During the third quarter of 2011, we continued to execute on our value building strategy by increasing worldwide sales of Nexavar and continued to invest in the development and pre-launch commercialization of carfilzomib. During September 2011, we completed a New Drug Application (NDA) submission to the U.S. Food and Drug Administration (FDA) under the accelerated approval process for carfilzomib for the potential treatment of patients with relapsed and refractory multiple myeloma. Onyx has requested priority review of the application, which potentially reduces the time the FDA takes to review a new drug application.

In October 2011 we restructured our partnership with Bayer HealthCare for the global development and marketing of Nexavar® (sorafenib) tablets and entered into a new agreement related to regorafenib, a late-stage oncology compound. Under the terms of the agreements, regorafenib is a Bayer compound, and Bayer will have the final decision-making authority for global development and commercialization. Onyx is entitled to receive a royalty on any future global net sales of regorafenib in oncology and will have the right to co-promote regorafenib, with Bayer, in the United States.

The status of Nexavar under the revised Collaboration Agreement remains largely unchanged. Onyx and Bayer are free to use their respective Nexavar sales forces to promote regorafenib and additional products outside of the collaboration. Bayer has purchased Onyx’s royalty rights for sales of the product in Japan in exchange for a one-time payment, and will have no obligation to pay Nexavar royalties to Onyx on Japanese sales after December 31, 2011. Further, in the event of a change of control or acquisition of Onyx, the profit-sharing, co-development and U.S. co-promotion rights related to Nexavar will be preserved.

Financial Highlights

Our operating results for the three and nine months September 30, 2011 included revenue from the Nexavar collaboration agreement of $75.0 million and $210.1 million, as compared to $63.7 million or $195.4 million for the three and nine months ended September 30, 2010 primarily driven by increased net sales of Nexavar as recorded by Bayer.

Total operating expenses for the three and nine months ended September 30, 2011 were $107.2 million and $333.5 million, respectively, an increase of $31.1 million, or 41% and $23.7 million or 8%, from $76.1 million and $309.8 million for the same periods in 2010. The increase in operating expenses was primarily due to the increase in research and development expenses for the development of carfilzomib, particularly the Phase 3 ASPIRE and FOCUS trials in 2011 and recognition of lease termination exit costs during the second quarter of 2011, offset by lower contingent consideration expenses recorded in the first nine months of 2011 compared to the same period last year.

Nexavar commercial margins were consistent during the three and nine months ended September 30, 2011 and 2010. Sales of Nexavar, as recorded by Bayer, in countries around the world increased from $226.2 million and $676.7 million for the three and nine months ended September 30, 2010, respectively, to $250.3 million and $731.5 million for the three and nine months ended September 30, 2011, respectively. The strong growth is driven primarily by the increased sales in the Asia-Pacific region, particularly Japan and China.

Cash, cash equivalents and current and non-current marketable securities at September 30, 2011 were $529.7 million, a decrease of $48.2 million, or 8%, from $577.9 million at December 31, 2010. The decrease is primarily attributable to net cash used in operations.

Critical Accounting Policies and the Use of Estimates

Critical accounting policies are those that require significant estimates, assumptions and judgments by management about matters that are inherently uncertain at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates. As of September 30, 2011, there have been no significant or material changes to our critical accounting policies or estimates since we filed our 2010 Annual Report on Form 10-K for the year ended December 31, 2010 with the Securities and Exchange Commission (“SEC”).

Results of Operations

Three and nine months ended September 30, 2011 and 2010

Nexavar Revenue

Nexavar, our only marketed product, was approved in the United States in December 2005. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. Accordingly, for the three and nine months ended September 30, 2011 and 2010, we reported no product revenue. For the three and nine months ended September 30, 2011, Nexavar net sales recorded by Bayer were $250.3 million and $731.5 million, respectively, primarily in the United States, the European Union and other territories worldwide and includes the impact of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act. This represents an increase of $24.1 million, or 11% and $54.8 million, or 8%, over Nexavar net sales of $226.2 million and $676.7 million recorded by Bayer for the three and nine months ended September 30, 2010, respectively.

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

Revenue from collaboration agreement consists of our share of the pre-tax commercial profit generated from our collaboration with Bayer, reimbursement of our shared marketing costs related to Nexavar and royalty revenue. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. We record revenue from collaboration agreement on a quarterly basis. Revenue from collaboration agreement for the three and nine months ended September 30, 2011 and 2010 is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Nexavar product revenue, net (as recorded by Bayer)	$250,340	$226,181	$731,472	$676,665

Nexavar revenue subject to profit sharing (as recorded by Bayer)	$208,683	$191,553	$608,453	$580,399

Combined cost of goods sold, distribution, selling, general and administrative expenses	77,234	78,464	240,774	237,184

Combined collaboration commercial profit	$131,449	$113,089	$367,679	$343,215

Onyx’s share of collaboration commercial profit	$65,725	$56,545	$183,840	$171,607
Reimbursement of Onyx’s shared marketing expenses	6,400	4,727	17,691	17,026
Royalty revenue	2,916	2,424	8,611	6,739

Revenue from collaboration agreement	$75,041	$63,696	$210,142	$195,372

The increase in revenue from collaboration agreement for the three and nine months ended September 30, 2011 from the same periods in 2010 is primarily driven by increased net sales of Nexavar as recorded by Bayer in countries around the world, particularly in certain Asia-Pacific countries. Revenue from collaboration agreement is directly affected by the increases and decreases in Nexavar net revenue, over and above the associated cost of goods sold, distribution, selling and general administrative expenses. In addition, as our reimbursement of shared marketing expenses increases or decreases, our revenue from collaboration agreement increases or decreases accordingly. We expect Nexavar sales and Bayer’s and our shared cost of goods sold, distribution, selling and general administrative expense to increase as Bayer continues to expand Nexavar marketing and sales activities outside of the United States, particularly in certain Asia-Pacific countries. Moreover, prolonged or profound economic downturn may result in adverse changes to product reimbursement and pricing and sales levels, which would harm our operating results.

License Revenue

In September 2010, we entered into an exclusive license agreement with Ono granting Ono the right to develop and commercialize both carfilzomib and ONX 0912 for all oncology indications in Japan. We retain development and commercialization rights for all other countries of the world. In accordance with ASU 2009-13, we identified the license as one of the non-contingent deliverables under this agreement with stand-alone value and recognized license revenue of $59.2 million in September 2010.

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

Research and development expenses, as compared to the same periods of the prior year, were as follows:

	Three Months Ended September 30,		Change 2011 vs 2010		Nine Months Ended September 30,		Change 2011 vs 2010
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Research and development	$58,532	$44,568	$13,964	31%	$184,071	$131,394	$52,677	40%

For the three and nine months ended September 30, 2011, research and development expenses include costs to develop our product candidates and our share of the research and development costs incurred for Nexavar by Bayer and us under our cost sharing arrangement. In addition, research and development expenses during the second quarter of 2011, includes a $12.7 million write-off of the remaining balance of the advance funding provided to S*Bio in May 2010. The remaining increase in research and development expense was primarily due to investments in the development of carfilzomib, particularly relating to our ongoing Phase 3 clinical trials, referred to as ASPIRE, or the “009” trial, and FOCUS, or the “011” trial and the increased investment in manufacturing carfilzomib. The increase in research and development expenses was partially offset by a $2.4 million and $9.8 million reimbursement received from Ono for the three and nine months ended September 30, 2011. Under the terms of the license agreement with Ono, a percentage of the global development costs we incur for the development of carfilzomib and ONX 0912 is reimbursed by Ono.

A significant portion of our total research and development expenses, approximately 57% and 49% in the three and nine months ended September 30, 2011, respectively, relates to the further development of carfilzomib, compared to 25% and 33% for the three and nine months ended September 30, 2010, respectively.

Our share of the research and development costs incurred for Nexavar include 93% and 87% of the costs incurred by Bayer for Nexavar for the three and nine months ended September 30, 2011, respectively, and 90% and 87% of the costs incurred by Bayer for Nexavar for the three and nine months ended September 30, 2010. Our share of the research and development, as a result of the cost sharing arrangement between us and Bayer for research and development costs, was a net reimbursable amount of $19.9 million and $60.8 million due to Bayer for the three and nine months ended September 30, 2011, respectively, and $22.7 million and $57.7 million due to Bayer for the three and nine months ended September 30, 2010, respectively. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. For the periods covered in the financial statements presented, there have been no significant or material differences between actual amounts and estimates. However, if we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment. As of September 30, 2011, our share of the Nexavar development costs incurred to date under the collaboration was $666.1 million.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, employee benefits, consulting, advertising and promotion expenses, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs. Selling, general and administrative expenses, as compared to the same periods of the prior year were as follows:

	Three Months Ended September 30,		Change 2011 vs 2010		Nine Months Ended September 30,		Change 2011 vs 2010
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Selling, general and administrative	$42,642	$25,924	$16,718	64%	$115,349	$77,293	$38,056	49%

The increase in selling, general and administrative expenses for the three and nine months ended September 30, 2011 was primarily due to planned increases in employee headcount and related costs, legal costs incurred for our lawsuit with Bayer, pre-launch costs for carfilzomib and increased facilities-related costs. We expect our selling, general and administrative expenses to increase due to increases in personnel and due to preparations for the potential launches of carfilzomib in various territories.

Contingent Consideration Expense

Contingent consideration expense, as compared to the same periods of the prior year, were as follows:

	Three Months Ended September 30,		Change 2011 vs 2010		Nine Months Ended September 30,		Change 2011 vs 2010
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Contingent consideration	$5,945	$5,622	$323	6%	$23,195	$101,107	$(77,912)	-77%

As a result of the acquisition of Proteolix in November 2009 under the terms of an Agreement and Plan of Merger, or the Merger Agreement, which was entered into in October 2009, we made a payment of $40.0 million in April 2010 and may be required to pay up to an additional $535.0 million payable in up to four earn-out payments upon the achievement of certain regulatory approvals for carfilzomib in the U.S. and Europe within pre-specified timeframes. Under the Merger Agreement, the first of these additional earn-out payments would have been in the amount of $170.0 million if achieved by the date originally contemplated, and would have been triggered by accelerated marketing approval for carfilzomib in the United States for relapsed/refractory multiple myeloma. In January 2011, we entered into Amendment No. 1 to the Merger Agreement. Amendment No. 1 modifies this first payment if the milestone is not achieved by the date originally contemplated on a sliding scale basis, as follows:

•

if accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved after the date originally contemplated, but within nine months of the original date, subject to extension under certain circumstances, then the amount payable will be reduced to $130.0 million; and

•

if accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved more than nine months after the date originally contemplated, but within 12 months of the original date, subject to extension under certain circumstances, then the amount payable will be reduced to $80.0 million.

The remaining earn-out payments will continue to become payable in up to three additional installments as follows:

•	$65.0 million would be triggered by specified marketing approval in the European Union for relapsed/refractory multiple myeloma;

•	$150.0 million would be triggered by specified marketing approval in the United States for relapsed multiple myeloma; and

•	in contingent consideration for the nine month year-to-date periods.
•	$150.0 million would be triggered by specified marketing approval for relapsed multiple myeloma in the European Union.

We recorded a non-current liability for this contingent consideration related to the four earn-out payments with a fair value of $276.7 million at September 30, 2011 based upon a discounted cash flow model that uses significant estimates and assumptions, including the probability of technical and regulatory success (“PTRS”) of the product candidate, carfilzomib. Contingent consideration expense is recorded for the change in the fair value of the recognized amount of the non-current liability for contingent consideration. During the three and nine months ended September 30, 2011, the Company recorded contingent consideration expense of $5.9 million and $23.2 million, respectively, compared to $5.6 million and $101.1 million in the same periods last year. The change in contingent consideration for the nine month year-to-date periods was primarily associated with a change in the PTRS, a significant input in the discounted cash flow analysis used to calculate the fair value of the non-current liability and also the passage of time. Any further changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations.

Lease Termination Exit Costs

As a result of the consolidation of our facilities, on May 26, 2011, we ceased the use of facilities we previously occupied at 2100 Powell Street, Emeryville, California and a portion of its facilities at 333 Allerton Avenue, South San Francisco, California. In connection with its exit from these facilities, we recorded total exit costs of approximately $10.7 million, which includes $7.2 million related to operating lease obligations, adjusted for any effects of deferred rent liability recognized under purchase accounting; $2.8 million in other facility related costs and $0.7 million in fixed assets write-offs. The estimated costs disclosed are based on a number of assumptions, and actual results could materially differ. The aggregated exit costs amount is presented as a separate line item in the operating expenses of the condensed consolidated income statements titled lease termination exit costs. (Refer to Lease Termination Exit Costs in Note 9 for further details).

Investment Income

Investment income consists of interest income and realized gains or losses from the sale of marketable equity investments. We recognized investment income of $0.4 million and $1.7 million for the three and nine months ended September 30, 2011. For the three and nine months ended September 30, 2010, we recorded investment income of $0.6 million, and $2.2 million. These decreases were primarily due to lower effective interest rates in the market.

Interest Expense

Interest expense was $5.1 million and $15.2 million for the three and nine months ended September 30, 2011, respectively, compared to interest expense of $4.9 million and $14.5 million for the three and nine months ended September 30, 2010, respectively. Interest expense primarily relates to the 4.0% convertible senior notes due 2016 issued in August 2009, and includes non-cash imputed interest expense of $2.6 million, and $7.6 million, respectively, as a result of the application of ASC 470-20.

Other Expense

Other expense of $0 million and $3.8 million for the three and nine months ended September 30, 2011, respectively, compared to $0.9 million for the three and nine months ended September 30, 2010. The increase in other expense primarily relates to a $3.0 million expense recorded for the impairment of our equity investment in S*BIO.

Liquidity and Capital Resources

With the exception of the profitability we achieved for the years ended December 31, 2009 and 2008, we have incurred significant annual net losses since our inception, and we have relied primarily on public and private financing to fund our operations.

At September 30, 2011, we had cash, cash equivalents and current and non-current marketable securities of $529.7 million, compared to $577.9 million at December 31, 2010. The decrease is primarily attributable to net cash used in operations.

Our investment portfolio includes $24.1 million of student-loan auction rate securities. We have determined the fair value to be $22.8 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $1.2 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. An increase in either of these assumptions could result in a $1.0 million decrease in value. Alternatively, a decrease in either of the assumptions could result in a $1.0 million increase in value. Currently, we believe these investments are not other-than-temporarily impaired as all of them are substantially backed by the federal government, but it is not clear in what period of time they will be settled. We do not intend to sell the securities and we believe it is not more likely than not that we will be required to sell the securities prior to the recovery of their amortized cost bases. We believe that, even after reclassifying these securities to non-current assets and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and current investments will be sufficient to meet our anticipated cash needs.

We believe that our existing capital resources and interest thereon will be sufficient to fund our current and planned operations for at least the next twelve months. However, if we change our development plans, including acquiring or developing additional product candidates or complementary businesses, we may need additional funds sooner than we expect. We anticipate that we will incur cash outlays to conduct and support additional clinical trials both currently underway and planned for the development of carfilzomib and our other development candidates. We also expect to incur cash outlays as we prepare for potential commercial launches of carfilzomib, should it receive marketing approval. Further, we may be obligated to make up to an additional $535.0 million of contingent earn-out payments upon the achievement of regulatory approvals for carfilzomib in the U.S. and Europe, payable in either cash or common stock, at our discretion. The timing of these payments are based on regulatory approval for carfilzomib.

During the first quarter of 2011, we moved to our new company headquarters at 249 East Grand Avenue, South San Francisco, California. We entered into arrangements to lease and sublease these premises in July 2010, and will continue to incur cash outlays associated with the lease and sublease of these premises. The total monthly base rent in the first year for both the lease and sublease is approximately $294,000. The total obligations under both of these operating leases will be approximately $43.0 million and we could lease additional space to support our planned growth. As a result of the consolidation of our facilities, on May 26, 2011, we ceased the use of facilities that we previously occupied at 2100 Powell Street, Emeryville, California and a portion of our facilities at 333 Allerton Avenue, South San Francisco, California. In connection with the exit from these facilities, we recorded total exit costs of approximately $10.7 million, which includes $7.2 million related to operating lease obligations, adjusted for any effects of deferred rent liability recognized under purchase accounting; $2.8 million in other facility related costs and $0.7 million in property and equipment write-offs. The estimated costs disclosed are based on a number of assumptions, and actual results could materially differ.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles — Goodwill and Other (Topic 350). The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required. This pronouncement is effective for fiscal years beginning after December 15, 2011. The Company does not expect that the adoption of this accounting standard update will have a material impact on its consolidated financial statements and footnote disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The Company does not expect that the adoption of this accounting standard update will have a material impact on its consolidated financial statements and footnote disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal. We believe that we take a conservative approach to investing our cash in that we invest only in highly-rated securities, diversify our portfolio of investments by limiting the exposure to any one issuer and maintain a short over-all duration. Our portfolio consists of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, U.S. government and government-related securities, investment grade corporate and municipal bonds. While we believe we take active measures to mitigate investment risk, such risks cannot be fully eliminated because of market circumstances particularly in the last few years. Our cash equivalents and investments are subject to market risk due to changes in interest rates. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. As part of our risk management procedures, we use analytical techniques including sensitivity analysis to monitor the interest rate risk in our portfolio. If market interest rates were to increase or decrease by 100 basis points, or 1%, as of September 30, 2011, the fair value of our portfolio would decline or increase, respectively, by approximately $1.4 million. Additionally, a hypothetical increase or decrease of 1% in market interest rates during the three and nine months ended September 30, 2011 would have resulted in a change of $0.9 million and $2.1 million in our net income for the three and nine months ended September 30, 2011, respectively.

The table below presents the amounts and related weighted average interest rates of our cash equivalents and marketable securities at:

	September 30,2011			December 31, 2010
	Maturity	Fair Value (In millions)	Average Interest Rate	Maturity	Fair Value (In millions)	Average Interest Rate
Cash equivalents, fixed rate	0 – 3 months	$69.5	0.06%	0 – 3 months	$113.9	0.48%
Marketable securities, fixed rate	0 – 20 months	$310.4	0.56%	0 – 20 months	$351.5	0.57%

Liquidity Risk

Our investment portfolio includes $24.1 million of student-loan auction rate securities. Since February 2008, securities of this type have experienced failures in the auction process. However, a limited number of these securities have been redeemed, in part or as a whole, at par by the issuing agencies. During the quarter, we sold a small position in the secondary market and recognized a loss of $0.2 million. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the remaining balance of auction rate securities as non-current marketable securities on the accompanying unaudited Condensed Consolidated Balance Sheet at September 30, 2011. We have determined the fair value to be $22.8 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $1.2 million through accumulated other comprehensive loss instead of earnings because we have deemed the impairment of these securities to be temporary. In general, the Company does not intend to sell any of the auction rate securities it holds, nor will the Company more likely than not be required to sell any of the auction rate securities, before it recovers its amortized cost basis.

Foreign Currency Exchange Rate Risk

A majority of Nexavar sales as well as commercial and development expense are generated outside of the United States. Our revenue from collaboration agreement is dependent on these foreign currency denominated activities, which are translated into U.S. dollars based on the average exchange rates for the reporting period. As a result of these underlying non-U.S. Dollar denominated activities, fluctuations in foreign currency exchange rates affect our operating results. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as they are translated into U.S. dollars for presentation in our financial statements, as well as our operating margins. The primary foreign currencies that we are exposed to are the Euro and the Japanese Yen. A hypothetical increase or decrease of 1% in exchange rates between the Euro and U.S. Dollar during the three and nine months ended September 30, 2011 would have resulted in a change in our net loss of $0.5 million and $1.8 million, respectively, based on our expected exposures. A hypothetical increase or decrease of 1% in exchange rates between the Japanese Yen and U.S. Dollar during the three and nine months ended September 30, 2011 would have resulted in a change in our net loss of $0.03 million and $0.09 million, respectively, based on our expected exposures.

As we expand, we could be exposed to exchange rate fluctuation in other currencies. Exchange rates between foreign currencies and U.S. dollars have fluctuated significantly in recent years and may do so in the future. Commencing in the third quarter of 2010, we established a foreign currency hedging program. The objective of the program is to mitigate the foreign exchange risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. Dollar denominated currencies in order to reduce volatility in our cash flow and earnings. Currently, we hedge a certain portion of our foreign currency exchange rate exposure with foreign currency option contracts, typically no more than one year into the future. These derivative instruments, which include those that have been designated as hedges under ASC 815, Derivatives and Hedging, are intended to reduce the effects of variations in our cash flow resulting from fluctuations in foreign currency exchange rates. However, in certain circumstances, these derivative instruments may expose us to the risk of financial loss. Our cash flows are denominated in U.S. Dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2011 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2009, we filed a complaint against Bayer Corporation and Bayer A.G. in the United States District Court for the Northern District of California under the caption Onyx Pharmaceuticals, Inc. v. Bayer Corporation and Bayer AG, Case No. CV09-2145 MHP (N.D. Cal.). In the complaint, we asserted our rights under the Collaboration Agreement to fluoro-

sorafenib, an anti-cancer compound that Bayer is developing and to which Bayer refers as regorafenib, its International Nonproprietary Name. In the lawsuit, we alleged that fluoro-sorafenib was discovered during joint research between us and Bayer and we are seeking monetary damages and a court ruling that we have certain rights to fluoro-sorafenib under the Collaboration Agreement. In September 2010, we filed an amended complaint to include an allegation that Bayer had prejudiced the value of Nexavar by reason of its interest in other drugs, including fluoro-sorafenib. The trial commenced on October 3, 2011. On October 11, 2011, we and Bayer entered into a settlement agreement regarding the litigation, an agreement regarding regorafenib and an amendment to the collaboration agreement, all as described in more detail in Note 15 to the financial statements contained in this Quarterly Report on Form 10-Q. Pursuant to the settlement agreement, the court dismissed all claims with prejudice on October 17, 2011.

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

Nexavar® is our only approved product and we may never obtain regulatory approval for carfilzomib, regorafenib or any other future product candidate. If Nexavar fails and we are unable to develop, obtain approval for and commercialize alternative product candidates our business would fail.

Nexavar is the only approved product that generated commercial revenues for the quarter ended September 30, 2011 and which we rely on to fund our operations. Unless we can successfully commercialize one of our other product candidates, we will continue to rely on Nexavar to generate substantially all of our revenues and fund our operations. All of our other product candidates are still development stage and we may never obtain approval of or earn revenues from any of our product candidates. Similarly, Bayer may be unsuccessful in obtaining regulatory approval for regorafenib.

Carfilzomib is in late stage clinical development and our other product candidates are in early clinical stage. Successful development and commercialization of these compounds and our other product candidates is highly uncertain and depends on a number of factors, many of which are beyond our control. The New Drug Application, or NDA, for accelerated approval of carfilzomib may not be accepted or we may not receive Priority Review and may not be approved by FDA. We have limited experience managing regulatory filings and in negotiating product approval and licensure with regulatory authorities. We may not succeed in obtaining accelerated approval, or full approval of carfilzomib on anticipated timelines or at all.

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

Our operating results and Nexavar sales will likely fluctuate from quarter to quarter and from year to year, and are difficult to predict. Our operating expenses are highly dependent on expenses incurred by Bayer and in certain regions are independent of Nexavar sales. We have to date incurred losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We might incur operating losses in the future as we expand our development and commercial activities for Nexavar and our product candidates. We expect to incur significant operating expenses associated with the development activities of carfilzomib and additional products, including potentially regorafenib, if we conduct separate development of regorafenib in certain indications, at our own expense, as permitted under the Regorafenib Agreement.

As a result of the acquisition of Proteolix, we may be required to pay up to an additional $535.0 million in four earn-out payments upon the receipt of certain regulatory approvals within pre-specified timeframes. We recorded a liability for this contingent consideration for the four earn-out payments with a fair value of $276.7 million at September 30, 2011 based upon a discounted cash flow model that uses significant estimates and assumptions. Any changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations. Moreover, we may, at our discretion, make any of the remaining earn-out payments in the form of cash, shares of Onyx common stock or a combination thereof. If we elect to issue shares of our common stock in lieu of making an earn-out payment in cash, this would have a dilutive effect on our common stock and could cause the trading price of our common stock to decline.

It is, therefore, difficult for us to accurately forecast profits or losses. It is possible that in some quarters our operating results could disappoint securities analysts or investors. Many factors, including, but not limited to disappointing operating results and/or the other factors outlined above, could cause the trading price of our common stock to decline, perhaps substantially.

Our clinical trials for Nexavar or carfilzomib, and Bayer’s clinical trials of regorafenib, could take longer to complete than we project or may not be completed at all, and we may never obtain regulatory approval for carfilzomib, regorafenib or any other product candidate.

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

We may not have the necessary capabilities to successfully manage the execution and completion of clinical trials in a way that leads to approval of Nexavar, carfilzomib or other product candidates for their target indications. In addition, we rely on Bayer, academic institutions, cooperative oncology organizations and clinical research organizations to conduct, supervise or monitor the majority of clinical trials involving Nexavar, carfilzomib and regorafenib. We have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. The timing of review by regulatory authorities is uncertain. We may not obtain priority review from the United States Food and Drug Administration, or FDA, for our application for accelerated approval of carfilzomib, and we may not receive accelerated approval or any approval for carfilzomib. Similarly, Bayer may be unable to obtain approval for regorafenib.

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

Failure to successfully commercialize carfilzomib or regorafenib or to complete additional development of Nexavar for these or any other reasons would significantly harm our business and could cause the trading price of our common stock to decline significantly.

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

There are several competing therapies approved for the treatment of advanced kidney cancer, including Sutent, a multiple kinase inhibitor marketed in the United States, the European Union and other countries by Pfizer; Torisel, an mTOR inhibitor marketed in the United States, the European Union and other countries by Wyeth; Avastin, an angiogenesis inhibitor approved for the treatment of advanced kidney cancer in the United States and the European Union and marketed by Genentech, a member of the Roche Group; Afinitor, an mTOR inhibitor marketed in the United States and the European Union by Novartis; and GlaxoSmithKline’s Votrient, a multiple kinase inhibitor recently approved by the FDA. Nexavar’s market share in advanced kidney cancer has declined following the introduction of these products into the market. We expect competition to increase as additional products are approved to treat advanced kidney cancer. The successful introduction of other new therapies, including generic versions of competing therapies, to treat advanced kidney cancer could significantly reduce the potential market for Nexavar in this indication.

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

We have not developed or marketed products for any hematological cancer, including multiple myeloma, and may be at a disadvantage to our competitors. Carfilzomib, if approved for multiple myeloma, would compete directly with products marketed by Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, Celgene Corporation and potentially against agents currently in development for treatment of this disease by Merck & Co. Inc., Bristol-Myers Squibb, Keryx Biopharmaceuticals, Inc., Nereus Pharmaceuticals, Cephalon, Inc., and other companies.

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

Disputes with Bayer may delay or prevent us from further developing, manufacturing or commercializing or increasing the sales of Nexavar, and could lead to additional litigation or arbitration against Bayer, which could be time consuming and expensive. As permitted under our amended Collaboration Agreement and Regorafenib Agreement with Bayer, we may develop Nexavar and regorafenib in certain indications at our own expense. If we were to do so, this would increase our research and development costs, could impose delays on other development programs, and/or could limit the indications were are able to pursue.

We are subject to a number of risks associated with our dependence on our collaborative relationship with Bayer, including:

•	the development and commercialization by Bayer of regorafenib;

•	decisions by Bayer regarding the amount and timing of resource expenditures for the development and commercialization of Nexavar;

•	possible disagreements as to development plans, clinical trials, regulatory marketing or sales;

•	our inability to co-promote Nexavar in any country outside the United States, which makes us solely dependent on Bayer to promote Nexavar in foreign countries;

•	Bayer’s right to terminate the collaboration agreement on limited notice in certain circumstances involving our insolvency or material breach of the agreement;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•

adverse regulatory or legal action against Bayer resulting from failure to meet healthcare industry compliance requirements in the promotion and sale of Nexavar and/or regorafenib, including federal and state reporting requirements;

•	changes in key management personnel at Bayer, including Bayer’s representatives on the collaboration’s executive team; and

•	disagreements with Bayer regarding interpretation or enforcement of the collaboration agreement and/or the Regorafenib Agreement.

We have limited ability to direct Bayer in its promotion of Nexavar and regorafenib and we may be unable to obtain any remedy against Bayer. Bayer may not have sufficient expertise to promote or obtain reimbursement for oncology products in foreign countries and may fail to devote appropriate resources to this task. In addition, Bayer may establish a sales and marketing infrastructure for Nexavar outside the United States that is too large and expensive in view of the magnitude of the Nexavar sales opportunity or establish this infrastructure too early in view of the ultimate timing of potential regulatory approvals. We are at risk with respect to the success or failure of Bayer’s commercial decisions related to Nexavar as well as the extent to which Bayer succeeds in the execution of its strategy.

Bayer’s development of other products, including regorafenib, may affect Bayer’s incentives to develop and commercialize Nexavar that are different from our own. Bayer has disclosed a clinical development plan for regorafenib that includes tumor types for which Nexavar has been approved (renal cell carcinoma and hepatocellular carcinoma), as well as tumor types for which Nexavar is in development (colorectal cancer and NSCLC).

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

Our collaboration agreement with Bayer will terminate when patents expire that were issued in connection with product candidates discovered under that agreement, or at the time when neither we nor Bayer are entitled to profit sharing under that agreement, whichever is later. Our royalties on the sale of regorafenib will terminate with expiration of regorafenib patents. The worldwide patents and patent applications covering Nexavar and regorafenib are owned by Bayer and certain patents are licensed to us through our collaboration agreement and Regorafenib Agreement. We have limited control over the filing, strategy, or prosecution of the Nexavar and regorafenib patent applications no control of enforcement or defense of the patents outside the United States.

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

Under our collaboration and regorafenib agreement with Bayer, Bayer has the manufacturing responsibility to supply Nexavar and regorafenib for clinical trials and for commercialization. Should Bayer give up its right to co-develop Nexavar, we would have to manufacture Nexavar, or contract with another third party to do so for us. In addition, we have manufacturing responsibility for carfilzomib and ONX 0912, which we currently manufacture through third-party contract manufacturers, and have not yet established back-up manufacturers for these compounds.

We lack the resources, experience and capabilities to manufacture Nexavar, regorafenib, carfilzomib or any other product candidate on our own and would require substantial funds and time to establish these capabilities. Consequently, we are, and expect to remain, dependent on third parties for manufacturing. These parties may encounter difficulties and delays in production scale-up, production yields, control and quality assurance, validation, regulatory status or shortage of qualified personnel. They may not perform as agreed or may not continue to manufacture our products for the time required to test or market our products. They may fail to deliver the required quantities of our products or product candidates on a timely basis and at commercially reasonable prices. For example, we utilize a sole manufacturer for carfilzomib, and if this manufacturer became unable to deliver our required quantities of carfilzomib on a timely basis, or ceased production, we would experience delays in the clinical trial schedule of our drugs and drug candidates, the regulatory approval process, ability to timely ship product, and may be required to find an alternative manufacturer. In addition, marketed drugs and their contract manufacturing organizations are subject to continual review, including review and approval of their manufacturing facilities and the manufacturing processes, which can result in delays in the regulatory approval process.

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

If serious adverse side effects are associated with Nexavar, regorafenib or carfilzomib, our business could be harmed.

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

We are seeking regulatory approval of carfilzomib, and Bayer plans to seek regulatory approval for regorafenib, and we expect that their package inserts, if approved, will include information related to safety and adverse events.

If previously unforeseen and unacceptable side effects are observed in Nexavar, carfilzomib, or regorafenib, we may be unable to proceed with further clinical trials, to seek or obtain regulatory approval in one or more indications, or to realize full commercial benefits of our products. In clinical trials, patients may be treated with Nexavar, carfilzomib or regorafenib as a single agent or in combination with other therapies. During the course of treatment, these patients may die or suffer adverse medical effects for reasons unrelated to our products, including adverse effects related to the products that are administered in combination with our products. These adverse effects may impact the interpretation of clinical trial results, which could lead to adverse conclusions regarding the toxicity or efficacy of Nexavar, carfilzomib or regorafenib.

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

If Nexavar, carfilzomib, regorafenib or any of our future products do not achieve market acceptance, we may not realize sufficient revenues from product sales, which may cause our stock price to decline.

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

In addition, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Limited foreign intellectual property protection and compulsory licensing could limit our revenue opportunities.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. The requirements for patentability may differ in certain countries, particularly developing countries. In 2009, we became aware that a third-party had filed an opposition proceeding with the Chinese patent office to invalidate the patent that covers Nexavar. Unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug, such as Nexavar. The opposer filed an appeal to the Beijing No. 1 Court to which Bayer responded and the Court found in Bayer’s favor. The appeal period for this decision has recently expired, and thus the Nexavar Chinese patent has been upheld. Bayer also has a patent in India that covers Nexavar. Cipla Limited, an Indian generic drug manufacturer, applied to the Drug Controller General of India (DCGI) for market approval for Nexavar, which Bayer sought to block based on its patent. Bayer sued the DCGI and Cipla Limited in the Delhi High Court requesting an injunction to bar the DCGI from granting Cipla Limited market authorization. The Court ruled against Bayer, stating that in India, unlike the U.S., there is no link between regulatory approval of a drug and its patent status. Bayer appealed, which it recently lost. Consequently, Bayer has appealed to the Indian Supreme Court, and has filed a patent infringement suit against Cipla that is currently pending before the Delhi high court. Some companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries, including certain countries in Europe and developing countries, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, Bayer, the owner of the Nexavar patent estate, may have limited remedies if the Nexavar patents are infringed or if Bayer is compelled to grant a license of Nexavar to a third party, which could materially diminish the value of those patents that cover Nexavar. If compulsory licenses were extended to include Nexavar, this could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor aggressive enforcement of patent and other intellectual property protection, which may make it difficult to stop infringement. Many countries limit the enforceability of patents against government agencies or government contractors. These factors could also negatively affect our revenue opportunities in those countries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

2.1(1)†*	Agreement and Plan of Merger dated as of October 10, 2009 among the Company, Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.

2.2(2)†	Amendment No. 1 to Agreement and Plan of Merger dated as of January 27, 2011 between the Company and Shareholder Representative Services LLC.

3.1(3)	Restated Certificate of Incorporation of the Company.

3.2(4)	Amended and Restated Bylaws of the Company.

3.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.5(7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(3)	Specimen Stock Certificate.

4.3(8)	Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.4(8)	First Supplemental Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.5(8)	Form of 4.00% Convertible Senior Note due 2016.

31.1(9)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(9)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(9)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.
*	Certain schedules related to identified agreements and persons have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
+	Management contract or compensatory plan.
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 13, 2009.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2011.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).
(4)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on December 5, 2008.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.
(7)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 27, 2011.
(8)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.
(9)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.

Date: November 3, 2011	By:	/s/ N. Anthony Coles
N. Anthony Coles
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2011	By:	/s/ Matthew K. Fust
Matthew K. Fust
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1(1)†*	Agreement and Plan of Merger dated as of October 10, 2009 among the Company, Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.

2.2(2)†	Amendment No. 1 to Agreement and Plan of Merger dated as of January 27, 2011 between the Company and Shareholder Representative Services LLC.

3.1(3)	Restated Certificate of Incorporation of the Company.

3.2(4)	Amended and Restated Bylaws of the Company.

3.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.5(7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(3)	Specimen Stock Certificate.

4.3(8)	Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.4(8)	First Supplemental Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.5(8)	Form of 4.00% Convertible Senior Note due 2016.

31.1(9)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(9)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(9)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September30, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.
*	Certain schedules related to identified agreements and persons have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
+	Management contract or compensatory plan.
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 13, 2009.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2011.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 5, 2008.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.
(7)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 27, 2011
(8)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.
(9)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.