Form 10-K
period 2011-12-31
ONYX PHARMACEUTICALS INC
filed 2012-02-27
CIK 1012140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

Commission File No. 0-28298

Onyx Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3154463
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

249 East Grand Avenue

South San Francisco, California 94080

(650) 266-0000

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

                                             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐        No  ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the last trade price of the common stock reported on the NASDAQ Global Market on June 30, 2011 was approximately $1,718,581,947. This excludes 14,814,288 shares of Common Stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant’s Common Stock outstanding. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

The number of shares of common stock outstanding as of February 17, 2012 was 64,075,074.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be filed with the Commission within 120 days of December 31, 2011, are incorporated herein by reference into Part III items 10-14 of this Annual Report on Form 10-K.

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

Item 1.  Business

Overview

We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. By applying our expertise to develop and commercialize therapies designed to exploit the genetic and molecular differences between cancer cells and normal cells, we have built two franchise platforms – one in kinase inhibition and one in proteasome inhibition. In our kinase inhibitor franchise, our lead product, Nexavar® (sorafenib) tablets is approved for unresectable liver cancer and advanced kidney cancer. With our development and marketing partner Bayer HealthCare Pharmaceuticals Inc., or Bayer, we share equally in the profits and losses of Nexavar worldwide except Japan. A second kinase inhibitor, regorafenib, is an investigational agent that has already demonstrated positive Phase 3 survival data in metastatic colorectal cancer, and is being evaluated in a Phase 3 study in gastrointestinal stromal tumors, or GIST. If approved, Onyx will receive a twenty percent royalty on potential future global oncology sales of this Bayer compound. In our proteasome inhibitor franchise, our lead agent is carfilzomib for the potential treatment of patients with multiple myeloma and solid tumors. Carfilzomib is a late-stage compound with the potential for accelerated marketing approval in the United States based on our current clinical trial data and assuming a favorable regulatory outcome. We are also developing two other novel proteasome inhibitors, including an oral protease inhibitor oprozomib (ONX 0912) and an immunoproteasome inhibitor (ONX 0914). In addition, we expect to continue to expand our development pipeline, with multiple clinical or preclinical stage product candidates.

We were incorporated in California in February 1992 and reincorporated in Delaware in May 1996. Our corporate headquarters are located at 249 East Grand Avenue, South San Francisco, California 94080, and our telephone number is 650-266-2500.

Our Strategy

We plan to achieve our business strategy of transforming Onyx into a leading biopharmaceutical company in the oncology market by:

•	establishing carfilzomib as a treatment for relapsed and refractory multiple myeloma;

•	investing broadly in clinical testing to establish carfilzomib as a treatment for patients across multiple myeloma;

•	maximizing current opportunities worldwide for Nexavar in approved indications;

•	investing with our partner Bayer in a development program for Nexavar by pursuing other types of cancer including thyroid, lung and breast cancer;

•	preparing for future commercialization opportunities of Nexavar, regorafenib and carfilzomib;

•	continuing to expand our pipeline by advancing earlier stage therapies, as well as pursuing other investments and opportunities with disciplined financial goals.

Marketed Product — Nexavar

Our first commercially available product, Nexavar, is approved by the United States Food and Drug Administration, or FDA, for the treatment of patients with unresectable liver cancer and advanced kidney cancer. Nexavar is a novel, orally available multiple kinase inhibitor that acts through dual mechanisms of action by inhibiting angiogenesis and the proliferation of cancer cells. A common feature of cancer cells is the excessive activation of signaling pathways that cause abnormal cell proliferation. In addition, tumors require oxygen and nutrients from newly formed blood vessels to support their growth. The formation of these new blood vessels is called angiogenesis. Nexavar inhibits the signaling of VEGFR-1, VEGFR-2, VEGFR-3 and PDGFR-ß, key receptors of Vascular Endothelial Growth Factor, or VEGF, and Platelet-Derived Growth Factor, or PDGF. Both receptors play a role in angiogenesis. Nexavar also inhibits RAF kinase, an enzyme in the RAS signaling pathway that has been shown in preclinical models to be important in cell proliferation. In normal cell proliferation, when the RAS signaling pathway is activated, or turned “on,” it sends a signal telling the cell to grow and divide. When a gene in the RAS signaling pathway is mutated, the signal may not turn “off” as it should, causing the cell to continuously reproduce. The RAS signaling pathway plays an integral role in the growth of some tumor types such as liver cancer and lung cancer, and we believe that inhibiting this pathway could have an effect on tumor growth. Nexavar also inhibits other kinases involved in cancer, such as KIT, FLT-3 and RET.

Commercialization Status

We and Bayer are commercializing Nexavar for the treatment of patients with unresectable liver cancer and advanced kidney cancer. Nexavar was approved for the treatment of patients with advanced kidney cancer by the FDA in December 2005. It was approved by the European Union in July 2006 for the treatment of patients with advanced kidney cancer who have failed prior therapy or are considered unsuitable for other therapies. In the fourth quarter of 2007, Nexavar was approved in the European Union and United States for the treatment of patients with unresectable liver cancer. Nexavar is now approved in over 100 countries worldwide for the treatment of advanced kidney cancer and unresectable liver cancer. In the United States, we co-promote Nexavar with Bayer. Outside of the United States, Bayer manages all commercialization activities. In 2011, worldwide net sales of Nexavar, as recorded by Bayer, totaled $1.0 billion.

Product Candidates in Clinical Trials

The following is a partial listing of the development status of Nexavar, regorafenib, carfilzomib and our other product candidates in clinical trials and the status for select indications.

Current
Product Candidate	Indication	Status
Nexavar
Liver Cancer
	• Adjuvant therapy	Phase 3
	• First-line, erlotinib +/-	Phase 3
Kidney Cancer
	• Adjuvant therapy	Phase 3
Non-Small Cell Lung Cancer
	• Third/fourth-line, monotherapy	Phase 3
Thyroid Cancer
	• Advanced, monotherapy	Phase 3
Breast Cancer
	• First/second line, capecitabine +/-	Phase 3
Regorafenib*	Colorectal Cancer
	• Third-line, monotherapy	Phase 3
	• First-line, FOLFOX6 +/-	Phase 2
Rare Stomach Cancer (GIST)
	• Third-line, monotherapy	Phase 3
Carfilzomib
Multiple Myeloma
	• Relapsed and refractory, monotherapy	NDA filed based on Phase 2b
	• Relapsed, lenalidomide, dexamethasone +/-	Phase 3
	• Relapsed and refractory, monotherapy	Phase 3
Solid Tumor
	• Monotherapy	Phase 2
Cell Cycle Kinase Inhibitor**		Phase 2
Oprozomib (ONX 0912)		Phase 1b
ONX 0914		Preclinical

*	A Bayer compound being developed by Bayer

**	Outlicensed to Pfizer Inc.

Kinase Inhibitor Franchise

Nexavar Development Strategy

We and Bayer are executing the Nexavar development strategy with two primary areas of focus. First, we have ongoing clinical trials that are designed to expand Nexavar’s position in the two previously approved indications, unresectable liver cancer and advanced kidney cancer. These include studies in adjuvant therapy (or treatment given in addition to the primary treatment such as surgery) and in combination with other anti-cancer therapies. Secondly, we have ongoing and planned Phase 3 registration studies in cancer types and settings for which we believe Nexavar’s unique features and evidence of activity support development.

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

Liver Cancer Program

Phase 3 Trial.    In August 2008, we and Bayer initiated an international, randomized, placebo-controlled Phase 3 clinical trial evaluating Nexavar as an adjuvant therapy for patients with liver cancer who have undergone resection or loco-regional treatment with curative intent. This study, known as the Sorafenib as Adjuvant Treatment in the Prevention of Recurrence of Hepatocellular Carcinoma (STORM) trial, completed enrollment in 2010. The primary endpoint of the study is recurrence-free survival.

Phase 3 Trial.    In May 2009, we and Bayer initiated an international trial examining Nexavar tablets in combination with Tarceva ® (erlotinib) tablets as a potential new treatment option for patients with advanced liver cancer. The randomized, double-blind, placebo-controlled Phase 3 study, known as Sorafenib and Erlotinib, a Randomized Trial Protocol for the Treatment of Patients with HCC (SEARCH), completed enrollment in early 2011. SEARCH will examine whether Nexavar in combination with Tarceva prolongs survival as compared to Nexavar alone. The primary endpoint of the study is overall survival.

Phase 2 Trial.    In March 2009, we and Bayer initiated an international, randomized, double-blind, placebo-controlled clinical trial evaluating Nexavar or placebo in combination with transarterial chemoembolization (TACE) performed with drug eluting beads and doxorubicin for patients with intermediate stage HCC. The study, known as the Sorafenib or Placebo in Combination with TACE for Intermediate Hepatocellular Carcinoma (SPACE) trial, completed enrollment in 2010. In January, 2012, we presented the results of the study which showed that it met its primary endpoint of improving time to progression.

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

Non-Small Cell Lung Cancer (NSCLC) Program

Phase 3 Trial.    In December 2010, enrollment completed in an international randomized, double-blind placebo-controlled Phase 3 trial to evaluate Nexavar tablets in patients with relapsed or refractory advanced predominantly non-squamous NSCLC who have failed two or three previous treatments. This 3 rd /4 th line study is known as the Monotherapy Administration of Sorafenib in Patients with NSCLC (MISSION) trial. The primary endpoint of the study is overall survival.

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

Phase 2 Trials.    In 2007, we and Bayer launched a multinational Phase 2 clinical trial program in advanced breast cancer known as Trials to Investigate the Effects of Sorafenib in Breast Cancer (TIES). The four clinical trials in the TIES program were screening studies intended to provide information that could be used to design a Phase 3 program. The TIES program involves a number of different drug combinations with Nexavar and encompassed various treatment settings.

This first study evaluated Nexavar in combination with the oral chemotherapeutic agent capecitabine in patients with locally advanced or metastatic HER-2 negative breast cancer who had received no more than one prior chemotherapy in this setting. The trial met its primary endpoint of progression-free survival, and a trend toward improvement in overall survival was observed. The second study evaluated Nexavar in combination with the chemotherapeutic agent paclitaxel in patients that had locally recurrent or metastatic HER-2 negative breast cancer and had not received prior chemotherapy in this setting. While this trial did not meet its primary endpoint of improving progression-free survival, these results also demonstrated a positive trend towards improvement of progression-free survival in the Nexavar treatment group. The third trial evaluated Nexavar plus gemcitabine or capecitabine in the first- or second-line setting following progression on bevacizumab and showed statistically significant improvements in progression-free survival (the primary endpoint of the study) and time-to-progression in the Nexavar arm. The fourth trial evaluated Nexavar plus docetaxel and/or letrozole in the first-line setting, and it did not meet its primary endpoint of improving progression-free survival.

Proteasome Inhibitor Franchise

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

Phase 2b Trial.    In June 2011, full data results from a pivotal Phase 2b trial, known as the “003-A1” trial were presented. The primary endpoint of the study was overall response rate, where we demonstrated a 24% overall response rate in a patient population that received a median of five prior treatments with other agents before entering into the clinical study. Results also demonstrated carfilzomib was well-tolerated in heavily pre-treated relapsed and refractory multiple myeloma patients and could be administered over prolonged periods of time, even in a very sick patient population for whom all available treatment options have been exhausted and who have multiple comorbidities. In September 2011, the full results of the study were used to file a New Drug Application (NDA) under the accelerated approval process with the FDA. In December 2011, the FDA granted Standard Review designation to the New Drug Application (NDA) for carfilzomib for the potential treatment of patients with relapsed and refractory multiple myeloma. The Prescription Drug User Fee Act (PDUFA) date for completion of review by the FDA of the NDA is July 27, 2012.

Phase 2 Trial.    In December 2011, data was presented from the “004” trial. The primary endpoint was overall response rate and secondary endpoints included time to progression, duration of response, overall survival and safety. Results of over 120 evaluable patients demonstrated that single-agent carfilzomib achieved high overall response rates of up to 51% in bortezomib-naïve patients with relapsed myeloma, with minimal neuropathy. These responses were durable with a median duration of response not yet reached at the time of the data presentation.

Phase 1b/2 Trial.    In May 2011, data was presented from a Phase 1b/2 combination study, known as the “006” trial, of carfilzomib with lenalidomide and dexamethasone in patients with relapsed multiple myeloma. The primary endpoint of the study was to evaluate safety and maximum tolerated dose. Results demonstrated the achievement of the safe combination of full dose carfilzomib with full dose lenalidomide and low dose once weekly dexamethasone.

Phase 1/2 Trial.    In December 2011, results of a Phase 1/2 trial were presented at the American Society of Hematology demonstrating a 100% overall response rate and minimal toxicity. The investigator-sponsored study was designed to evaluate the safety and to determine the maximum tolerated dose of carfilzomib plus lenalidomide in combination with dexamethasone in newly diagnosed multiple myeloma patients with no prior treatment.

Phase 3 Trial.    In September 2010, we began enrollment in a pivotal Phase 3, international, randomized, open-label trial designed to evaluate the efficacy of carfilzomib in combination with lenalidomide and low dose dexamethasone, versus lenalidomide and low dose dexamethasone alone. The trial, referred to as ASPIRE, is enrolling patients with relapsed multiple myeloma following treatment with one to three prior regimens. The primary endpoint of the study is progression-free survival. The trial is being conducted under a Special Protocol Assessment (SPA) from the FDA. An SPA is an agreement with the FDA on the design and planned analysis for a clinical trial which is intended to form the basis for a marketing application and which may only be changed through a written agreement between the sponsor and the FDA, or if the FDA becomes aware of new public health concerns. We also sought Scientific Advice from the European Medicines Agency (EMA) on the design and planned analysis of the ASPIRE trial. The ASPIRE trial may either serve as the confirmatory trial for full approval, if accelerated approval is granted on the basis of the 003-A1 data, or would allow for initial approval of the NDA if the trial successfully meets the requirements of the SPA.

Phase 3 Trial.    In September 2010, we began enrollment in the Phase 3 trial, referred to as FOCUS or the “011” trial, which was subsequently modified in March 2011 to include two enhancements to the study design: changing the primary end point to overall survival (OS) from progression-free survival (PFS) and correspondingly increasing patient enrollment to 300 from 84. The FOCUS study is a randomized trial evaluating carfilzomib versus best supportive care of low dose steroids plus cytoxan (optional), in patients with relapsed and refractory multiple myeloma following treatment with at least three prior therapies. The primary endpoint is overall survival with secondary endpoints including PFS, overall response rate (ORR), clinical benefit rate (CBR) and duration of response (DOR), as well as safety.

Oprozomib (ONX 0912)

Oprozomib is an oral proteasome inhibitor in Phase 1b/2 clinical development that is based on similar novel chemistry as carfilzomib. Oprozomib has demonstrated preclinical anti-tumor activity and a broad therapeutic window in preclinical models. In 2011 we initiated a Phase 1b/2 study of oprozomib to assess optimal dosing in patients with hematologic malignancies.

Other Product Candidates

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

ONX 0801

ONX 0801 is a novel targeted oncology compound in Phase 1 clinical development that is designed to combine two proven approaches to improve outcomes for cancer patients by selectively targeting tumor cells through the alpha-folate receptor, which is overexpressed in a number of tumor types, and inhibiting thymidylate synthase (TS), a key enzyme responsible for cell growth and division. We obtained worldwide product development and commercialization rights to ONX 0801 through a development and license agreement with BTG International Limited, or BTG. In accordance with our investment and portfolio management strategy, we have made the decision not to continue development of ONX 0801 and are evaluating opportunities such as partnering or licensing of the agent.

Collaboration, Licensing, Option Agreements

Collaboration Agreement with Bayer

Effective February 1994, we executed a collaboration agreement with Bayer to discover, develop and market compounds that inhibit the function, or modulate the activity, of the RAS signaling pathway to treat cancer and other diseases. We concluded collaborative research under this agreement in 1999, and based on this research, a product development candidate, Nexavar, was identified. Bayer paid all the costs of research and preclinical development of Nexavar until the Investigational New Drug (IND) application was filed in May 2000. Under our collaboration agreement, we are currently funding 50% of mutually agreed development costs worldwide, excluding Japan. In all foreign countries, except Japan, Bayer first receives a portion of product revenues to repay Bayer for its foreign commercialization infrastructure, after which we receive 50% of net profits on sales of Nexavar. Bayer is funding 100% of development costs in Japan. At any time during product development, either company may terminate its participation in development costs, in which case the terminating party would retain rights to the product on a royalty-bearing basis. If we do not continue to bear 50% of product development costs, Bayer would retain exclusive, worldwide rights to Nexavar and would pay royalties to us based on net sales.

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

In October 2011, we and Bayer entered into an agreement regarding regorafenib, in which we agreed that Bayer would pay Onyx a royalty of 20% of any future worldwide net sales of regonafenib in human onocoloy. We also agreed that we will have no obligation to pay past or future development and commercialization costs of regorafenib. Onyx will, however, have the right to co-promote regorafenib in the United States with Bayer, and to provide related medical science liaisons under a fee-for-service arrangement. If there is a future change of control or acquisition of Onyx, Bayer would have the right to terminate Onyx’s co-promotion of regorafenib (but could not terminate Onyx’s right to co-promote Nexavar in the U.S.) However, in event of a change of control or acquisition of Onyx, Onyx or its successor’s right to receive royalties for regorafenib would survive. Development of regorafenib will be managed by the same joint governance bodies that manage development of Nexavar; however, in the event of disagreement Bayer has the right to make final decisions for regoragfenib.

In October 2011, we and Bayer also entered into a fourth agreement to our 1994 collaboration agreement with Bayer in which we agreed that Bayer will pay Onyx $160 million and Bayer will have no obligation to pay royalties to Onyx for sales of Nexavar in Japan for any period after December 31, 2011. Bayer also is required to make future payments to Onyx of up to an aggregate of $15 million in 2012-2013 based on future product pricing in Japan. In addition, the provision of the collaboration agreement that governs a change in control or acquisition of Onyx was deleted in its entirety. As a result of the deletion of this section, Onyx’s rights and obligations under the collaboration agreement, including profit-sharing, co-development and co-promotion of Nexavar, will survive any change of control of Onyx.

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

Our agreement regarding regorafenib will terminate on a country-by-country basis when we are no longer entitled to receive royalties in a particular country.

Onyx has an agreement to co-promote regorafenib in the United States with Bayer. This agreement shall terminate upon the first to occur of: (i) the date that Regorafenib is no longer sold in the United States due to a permanent withdrawal or recall, (ii) the mutual written agreement of both Onyx and Bayer to abandon the co-promotion program, (iii) early termination of the co-promotion program pursuant to a change of control, or (iv) termination of Onyx’s participation in the co-promotion Program, at Onyx’s option. Alternatively, if Onyx transfers to a third party the right to receive in excess of fifty percent (50%) of the royalty payments to which Onyx is entitled to receive for regorafenib, then Onyx’s rights to co-promote regorafenib will terminate.

If the Agreement is terminated, Onyx may, without Bayer’s consent, transfer, in whole or in part, its rights to receive royalties for regorafenib.

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

Licensing Agreement with BTG

In November 2008, we licensed a novel targeted oncology compound, ONX 0801, from BTG. Under the terms of the agreement, we obtained a worldwide license for ONX 0801 and its related patents. We also received exclusive worldwide marketing rights and are responsible for all product development and commercialization activities. We paid BTG a $13.0 million upfront payment in 2008 and a $7.0 million milestone payment in 2009. The achievement of certain development milestones, based on regulatory and marketing approvals in jurisdictions around the world, would require an additional $140 million in milestone payments to BTG. Additionally, Onyx would be required to make low double digits royalty payments to BTG based on levels of sales achieved, as well as up to $160 million in commercial milestones, based on total worldwide sales. Due to the nature of drug development, including the inherent risk of development and approval of product candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could become due. In September 2009, we initiated a Phase 1 study of ONX 0801 in advanced solid tumors. This open-label, dose-finding study evaluated the safety and pharmacokinetics of ONX 0801 in patients with advanced solid tumors, but was halted to evaluate the profile of the compound. In accordance with our investment and portfolio management strategy, we have made the decision not to continue development of ONX 0801 and are evaluating opportunities such as partnering or licensing of the agent.

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

Licensing Agreement with Ono Pharmaceuticals

In September 2010, we entered into an exclusive license agreement with Ono Pharmaceutical Co., Ltd., or Ono, granting Ono the right to develop and commercialize both carfilzomib and oprozomib for all oncology indications in Japan. We retain development and commercialization rights for all other countries. We agreed to provide Ono with development and commercial supply of carfilzomib and oprozomib on a cost-plus basis. Ono agreed to pay us development and commercial milestone payments based on the achievement of pre-specified criteria. In addition, Ono agreed to share a percentage of costs incurred by us for the global development of carfilzomib and oprozomib that support filings for regulatory approval in Japan. The additional global development milestone payments which are based on various clinical milestones, including completion of various clinical studies and submission and approval of the compound to the Japanese authorities could total $193.5 million at current exchange rates. Additionally, $58.1 million in commercial milestones, at current exchange rates, could be received provided certain sales targets in Japan are met. The achievement of any and all of these milestones is dependent solely upon the results of Ono’s development activities and therefore none of these milestones were deemed to be substantive. Ono is responsible for all development costs in support of regulatory filings in Japan as well as commercialization costs it incurs. If regulatory approval for carfilzomib and/or oprozomib is achieved in Japan, Ono is obligated to pay us double-digit royalties on net sales of the licensed compounds in Japan. The agreement will terminate upon the expiration of the royalty terms specified for each product. In addition, Ono may terminate this agreement for certain scientific or commercial reasons with advance written notice, and either party may terminate this agreement for the other party’s uncured material breach or bankruptcy.

Option Agreement with S*BIO

In December 2008, we entered into a development collaboration, option and license agreement with S*BIO Pte Ltd, or S*BIO, a Singapore-based company, pursuant to which we acquired options to license rights to each of SB1518 (designated by Onyx as ONX 0803) and SB1578 (designated by Onyx as ONX 0805). Under the terms of the agreement, we were granted options which, if we exercise them, would give us rights to exclusively develop and commercialize ONX 0803 and/or ONX 0805 for all potential indications in the United States, Canada and Europe. Under this agreement, S*BIO was responsible for all development costs prior to the option exercise. After the exercise of our option to license rights to either compound, we are required to assume development costs for the U.S., Canada and Europe subject to S*BIO’s option to fund a portion of the development costs in return for enhanced royalties on any future product sales.

In May 2011, the Company entered into a Termination and Separation Agreement, or the Termination Agreement, with S*BIO to terminate its collaboration agreement and amend the Company’s rights with respect to ONX 0803 and ONX 0805. Under the Termination Agreement, the Company’s option rights to ONX 0803 and ONX 0805, which it had not exercised, reverted to S*BIO and S*BIO will retain responsibility for all development and commercialization of these compounds. The Company retained its equity interest in S*BIO currently valued at $500,000 and, in addition to any value associated with its equity interest, may receive up to $20.0 million from S*BIO based on agreed portions of any partnering revenue or future royalty revenue related to ONX 0803 and ONX 0805, or proceeds from any acquisition of S*BIO.

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

Under the original Merger Agreement, the aggregate cash consideration paid to former Proteolix stockholders at closing was $276.0 million and an additional $40.0 million earn-out payment was made in April 2010, 180 days after completion of enrollment in an ongoing pivotal Phase 2b clinical study involving relapsed and refractory multiple myeloma patients, known as the “003-A1” trial. As of December 31, 2011, we may be required to pay up to an additional $495.0 million in earn-out payments payable in up to four installments upon the achievement of certain regulatory approvals for carfilzomib in the U.S. and Europe within pre-specified timeframes. In January 2011, we entered into Amendment No. 1 to the Merger Agreement, or the Amendment, with SRS. Under the original Merger Agreement, the first of these additional earn-out payments would have been in the amount of $170.0 million if achieved by December 31, 2011, the date originally contemplated, and would be triggered by accelerated marketing approval for carfilzomib in the United States for relapsed/refractory multiple myeloma. As of December 31, 2011, we are no longer obligated to pay the earn-out payment of $170 million, since the milestone date has passed. However, the Amendment modified this payment if the milestone is not achieved by the date originally contemplated on a sliding scale basis, as follows:

•

if accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved after the date originally contemplated, but within six months of the original date or June 30, 2012, subject to extension under certain circumstances, then the amount payable will be reduced to $130.0 million; and

•

if accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved more than six months after the date originally contemplated, but within 12 months of the original date or December 31, 2012, subject to extension under certain circumstances, then the amount payable will be reduced to $80.0 million.

The remaining earn-out payments will continue to become payable in up to three additional installments as follows:

•	$65.0 million would be triggered by marketing approval on or before December 31, 2013 in the European Union for relapsed/refractory multiple myeloma.

•	$150.0 million would be triggered by marketing approval on or before March 31, 2016 in the United States for relapsed multiple myeloma.

•	$150.0 million would be triggered by marketing approval on or before March 31, 2016 for relapsed multiple myeloma in the European Union.

Under certain circumstances, including if we fail to satisfy regulatory approval-related diligence obligations under the Merger Agreement, we may be required to make one or more earnout payments even if the associated regulatory approvals are not received. Subject to the terms and conditions set forth in the Merger Agreement, we may, in our sole discretion, make any of the remaining earnout payments that become payable to former holders of Proteolix preferred stock in the form of cash, shares of our common stock or a combination thereof.

Research and Development

A significant portion of our operating expenses relates to the development of Nexavar and carfilzomib. We and Bayer share development expenses for Nexavar, except in Japan where Bayer is responsible for development costs of Nexavar. Starting in 2010, a percentage of our costs for the development of carfilzomib and oprozomib in Japan will be reimbursed by Ono. We expect to continue to make significant product development investments in 2012. Those investments will be primarily for the clinical development of Nexavar, carfilzomib and ONX 0912,

For the years ended December 31, 2011, 2010 and 2009, our research and development costs were $268.1 million, $185.7 million, and $128.5 million respectively, and are included in the research and development expense line item in our Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009.

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

Under our regorafenib agreement with Bayer, Onyx will have the right to co-promote regorafenib in the United States with Bayer, and to provide related medical science liaisons, under a fee-for-service arrangement. Under the collaboration agreement, outside the United States, Bayer is responsible for all commercial activities relating to regorafenib.

Future commercialization of carfilzomib and/or any of our other product candidates, if any receive marketing approval, would require us to make significant investments to build on our current marketing and sales capabilities.

Manufacturing

Under our collaboration agreement with Bayer, Bayer has the responsibility to manufacture and supply Nexavar and regorafenib for commercial requirements and to support clinical trials. To date, Bayer has manufactured sufficient drug supply to support the current needs of commercial activity and clinical trials in progress. We believe that Bayer has the capability to meet all future drug supply needs and meet the FDA and other regulatory agency requirements.

We currently manufacture carfilzomib, oprozomib and ONX 0914 through agreements with third-party contract manufacturers. At this time, we plan to continue with the use of third-party manufacturers on a commercial scale. In the future, we could consider developing in-house manufacturing capabilities.

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

In addition to and separate from patent protection, Nexavar enjoys marketing exclusivity under the Orphan Drug Act of 1983, as amended, which was enacted to provide incentives to pharmaceutical companies who create treatments for rare diseases. It does so by granting seven years of exclusivity after approval of a drug in the rare disease, or “orphan” indication. During the seven year period, the FDA may not grant marketing authorization (e.g. , to a generic manufacturer) for the same drug for the orphan indication, but FDA may grant marketing authorization for the same drug in a common disease or other non-protected rare disease. Nexavar has orphan drug exclusivity until December 20, 2012 in advanced kidney cancer and until November 16, 2014 in unresectable liver cancer.

The Hatch Waxman Act authorizes the FDA to approve Abbreviated New Drug Applications (ANDAs) for generic versions of innovative pharmaceuticals that were previously approved via a NDA. In an ANDA, the generic manufacturer is not required to prove safety and efficacy, but must demonstrate “bioequivalence” between its generic version and the NDA-approved drug. An ANDA filer may allege that one or more of the patents covering the approved, innovative pharmaceutical and listed with the FDA (the “Orange Book patents”) are invalid, unenforceable and/or not infringed in order to obtain FDA approval to market a generic version of the approved drug. This patent challenge is commonly known as a Paragraph IV certification. The owner of the Orange Book patents may then file a lawsuit against the ANDA filer to enforce its patents. If the lawsuit is filed in a timely fashion, the FDA is prohibited from approving the ANDA for thirty months after the patent owner’s receipt of notice of the Paragraph IV certification if the certification is after the five year NCE. If the certification and patent infringement lawsuit is filed before the end of the five year NCE, then the FDA is prohibited from approving the ANDA until seven and one half years after the NDA approval unless prior to that date the Orange Book patents are found to be invalid, unenforceable and/or not infringed. This period can also be shortened or extended by a trial court judge hearing the patent challenge if a party to the litigation fails to cooperate reasonably in expediting the action. The period may also be shortened if the court enters final judgment that the patents are not infringed, invalid, or unenforceable. The first filer of a Paragraph IV certification may be entitled to a 180-day period of market exclusivity over all other generic manufacturers, which may encourage generic manufacturers to file ANDAs. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue. In addition, generic companies have shown an increasing willingness to launch “at risk,” i.e. , after receiving ANDA approval but before final resolution of their patent challenge. Outside the United States, the legal doctrines and processes by which pharmaceutical patents can be challenged vary widely.

As of December 20, 2009, generic manufacturers were permitted to submit ANDAs seeking FDA authorization to manufacture and market generic versions of Nexavar that contained Paragraph IV certifications as to one or more of the Orange Book-listed Nexavar patents. Thus far, we are not aware of any ANDA filing for sorafenib. It is possible, however, that one or more such ANDAs for Nexavar may have been submitted; however, Bayer and we may not learn about the ANDAs and any challenge to the Nexavar patents until receipt of a notice letter from a generic manufacturer that such an application has been filed. Upon notification of an ANDA filing for Nexavar, Bayer (as the owner of the Nexavar patents) may file a patent infringement lawsuit against each ANDA filer. If there are multiple ANDA filers, Bayer may be required to file multiple patent infringement lawsuits in multiple jurisdictions. Under our collaboration agreement with Bayer, we are responsible for sharing the costs incurred for such ANDA lawsuits. If one or more ANDAs are filed, we may need to spend significant resources to enforce and defend the Nexavar patents. Upon each timely filed ANDA lawsuit, the FDA will impose a stay on the approval of the corresponding ANDA, pending resolution of the lawsuit or the expiration of the stay period. If Bayer fails to timely file a lawsuit against an ANDA filer, that ANDA filer may not be subject to an FDA stay, and upon approval of the ANDA, the ANDA filer may elect to launch a generic version of Nexavar at the risk of a lawsuit and injunction. If Bayer timely commences lawsuits against ANDA filers for patent infringement, as we expect Bayer to do, the FDA cannot approve the ANDAs until seven and one-half years have elapsed from the date of Nexavar’s initial approval ( i.e. , until June 20, 2013). This period of protection, referred to as the statutory litigation stay period, may end early however, in the event of an adverse court action, such as if Bayer were to lose a patent infringement case against an ANDA filer before the statutory litigation stay period expires (i.e. , if the court finds both patents invalid, unenforceable or not infringed) or if Bayer fails to reasonably cooperate in expediting the litigation. On the other hand, if Bayer were to prevail in an infringement action against an ANDA filer, the ANDA with respect to such generic company cannot be approved until expiration of the patents held to be infringed.

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

Intellectual Property Related to Carfilzomib and Other Proteolix Assets

We own a patent portfolio covering carfilzomib, including 4 United States patents and 10 United States patent applications, which will begin to expire in 2025 without patent term extension, together with their foreign counterparts. We also own a patent portfolio covering oprozomib and ONX 0914, including 4 United States patents and 6 United States patent applications, which will begin to expire in 2027, without patent term extension together with their foreign counterparts. In addition, carfilzomib was granted orphan drug designation by the FDA for the treatment of multiple myeloma in 2008. Orphan drug designation is granted to assist and encourage companies to develop safe and effective therapies for the treatment of rare diseases and disorders. Under the designation, the sponsor may be eligible for grant funding towards clinical trial costs, tax advantages, FDA user-fee benefits, and seven years of market exclusivity in the United States following drug approval by the FDA.

Intellectual Property Related to regorafenib

Patents and patent applications covering regorafenib are owned by Bayer. Bayer has an issued patent in Europe that claims regorafenib expires in 2024, and applications pending in the United States and other countries of the world that, if issued, will also have a patent term of 2024. The 2024 expiration date is without considering any patent term extension that the patents may be entitled to.

Other Intellectual Property

In addition to the patents and patent applications discussed above, as of December 31, 2011, we owned or had licensed rights to 78 United States patents and 43 United States patent applications and, generally, the foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Pfizer or Bayer, or aspects of our discontinued therapeutic virus program.

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

Nexavar for unresectable liver cancer.    Currently, there are no other targeted systemic therapies approved for unresectable liver cancer. However, there are several other therapies in development, including Bristol-Myers Squibb’s brivanib. Other trials in HCC include a Phase 2 trial of bevacizumab plus erlotinib and a Phase 2 trial of TKI 1258 versus Nexavar. Other drugs being studied in HCC include ramucirumab and everolimus. In addition, there are many existing approaches used in the treatment of unresectable liver cancer including alcohol injection, radiofrequency ablation, chemoembolization, cryoablation and radiation therapy.

Nexavar for advanced kidney cancer.    Currently, six novel agents besides Nexavar have been approved for the treatment of advanced kidney cancer — Sutent, Torisel, Avastin, Afinitor, Votrient and Inlyta. In addition, AVEO Pharmaceuticals, Inc. announced that tivozanib demonstrated superiority over sorafenib in the primary endpoint of progression-free survival in a global randomized Phase 3 clinical trial of patients with advanced renal cell carcinoma. Additional agents being studied versus Nexavar include Novartis’s Dovitinib/TKI 1258.

Carfilzomib.    Currently, there are three commonly-used agents approved in the U.S. for the treatment of patients with multiple myeloma — Velcade and two immunomodulatory drugs (IMiDs), Revlimid and Thalomid, that could be used in combination with or instead of carfilzomib if it is approved for marketing. In addition, other potentially-competitive therapies are in clinical development for multiple myeloma. Vorinistat, being developed by Merck & Co., and panobinostat, being developed by Novartis AG, are being studied in combination with bortezomib for relapsed myeloma. Pomalidomide, being developed by Celgene Corporation, is expected to file for accelerated approval in the U.S. for approval in the relapsed and refractory patient population. If our NDA is approved, we will be authorized to market carfilzomib to patients who have relapsed and refractory multiple myeloma and who have already received and progressed on or after bortezomib and at least one of the IMiDs.

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

For Nexavar and regorafenib, we rely on Bayer to manage communications with regulatory agencies, including filing new drug applications, submitting promotional materials and generally directing the regulatory processes. We also rely on Bayer to complete the necessary government reporting obligations such as price calculation reporting and clinical study disclosures to federal and state regulatory agencies. If we have disagreements as to ownership of clinical trial results or regulatory approvals, and the FDA refuses to recognize Onyx as holding, or having access to, the regulatory approvals necessary to commercialize Nexavar or regorafenib, we may experience delays in or be precluded from marketing or further developing these agents.

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

Pharmaceutical manufacturing processes must conform to current good manufacturing practices, or cGMPs. Manufacturers, including a drug sponsor’s third party contract manufacturers, must expend time, money and effort in the areas of production, quality control and quality assurance, including compliance with stringent record-keeping requirements. Manufacturing establishments are subject to periodic inspections by the FDA or other health authorities, in order to assess, among other things, compliance with cGMP. Before approval of the initiation of commercial manufacturing processes, the FDA will usually perform a preapproval inspection of the facility to determine its compliance with cGMP and other rules and regulations. In addition, foreign manufacturing establishments must also comply with cGMPs in order to supply products for use in the United States, and are subject to periodic inspection by the FDA or by regulatory authorities in certain countries under reciprocal agreements with the FDA. Manufacturing processes and facilities for pharmaceutical products are highly regu-

lated. Regulatory authorities may choose not to certify or may impose restrictions, or even shut down existing manufacturing facilities which they determine are non-compliant.

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

Employees

We believe our success is dependent on our ability to attract and retain qualified employees. As of December 31, 2011, we had 420 full-time employees, of whom 57 hold Ph.D., M.D. or Pharm.D. degrees. Of our employees, 172 are in research and development, 128 are in commercial operations, sales and marketing and 120 are in general and administration. No employee is represented by a labor union and we believe our employee relations to be good.

Available Information

Our website is located at http://www.onyx.com. However, information found on our website is not incorporated by reference into this Annual Report on Form 10-K. We make our SEC filings available free of charge on or through our website, including our Annual Report on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this Annual Report on Form 10-K is located at the Securities and Exchange Commission’s Public Reference Rooms at 100 F Street, N.E., Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

Code of Conduct

In 2003, we adopted a code of conduct that applies to our principal officers, directors and employees. We have posted the text of our code of conduct on our website at http://www.onyx.com in connection with “Investors” materials under “Corporate Governance.” However, information found on our website is not incorporated by reference into this report. In addition, we intend to promptly disclose (1) the nature of any amendment to our code of conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our code of conduct that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

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

Nexavar® is our only approved product and we may never obtain regulatory approval for carfilzomib or any other future product candidate. If Nexavar fails and we or our collaborator are unable to develop, obtain approval for and commercialize alternative product candidates our business would fail.

Nexavar is the only approved product that generated commercial revenues for the year ended December 31, 2011 and which we rely on to fund our operations. Unless we can successfully commercialize one of our other product candidates, we will continue to rely on Nexavar to generate substantially all of our revenues and fund our operations. All of our other product candidates are still development-stage, and we may never obtain approval of or earn revenues from any of our product candidates. Similarly, Bayer may be unsuccessful in obtaining regulatory approval for regorafenib.

Carfilzomib is in late stage clinical development and our other product candidates are in early clinical stage. Successful development and commercialization of these compounds and our other product candidates is highly uncertain and depends on a number of factors, many of which are beyond our control. The New Drug Application, or NDA, for accelerated approval of carfilzomib may not be approved by the FDA. For example, our NDA for accelerated approval of carfilzomib was based on a Phase 2b trial, and the FDA has advised us that recent Oncology Drug Advisory Committee recommendations specify a preference for Phase 3 trials for the accelerated approval pathway. In addition, based on its preliminary review and ongoing assessment of the NDA, the FDA outlined potential review issues, including whether the application is sufficient to support an FDA conclusion that the data provided in the NDA meets accelerated approval criteria and whether the benefit and risk are appropriately balanced, given that the application is based on a single-arm study. The FDA’s assessment of whether the NDA meets the criteria of accelerated approval will also include an assessment of whether carfilzomib provides an advantage over all approved therapies. We have limited experience managing regulatory filings and in negotiating product approval and licensure with regulatory authorities. We may not succeed in obtaining accelerated approval, or full approval of carfilzomib on anticipated timelines or at all.

Our stock price is volatile, our operating results are unpredictable, we have a history of losses and we may be unable to sustain profitability.

Our stock price is volatile and is likely to continue to be volatile. A variety of factors may have a significant effect on our stock price, including:

•	fluctuations in our results of operations;

•	results from or speculation about clinical trials or the regulatory status of Nexavar, carfilzomib or other product candidates;

•	decisions or changes in policy by regulatory agencies, or changes in regulatory requirements;

•	announcements by us regarding, or speculation about, our strategic transactions or business development activities;

•	ability to accrue patients into clinical trials or submit or obtain approval of regulatory filings;

•	developments in our relationship with Bayer and other commercialization partners;

•	changes in healthcare reimbursement policies or other government regulations;

•	changes in generally accepted accounting principles and changes in tax laws;

•	announcements by us or our competitors of innovations, clinical data results, new products or new regulatory filings;

•	sales by us of our common stock or debt securities; and

•	foreign currency fluctuations, which would affect our share of collaboration profits or losses.

In the past, following our or Bayer’s announcements regarding lower than anticipated Nexavar sales and disappointing clinical trials in melanoma and NSCLC, and following our announcements about various clinical and regulatory developments for carfilzomib, our stock price has declined, in some cases significantly.

Our operating results and Nexavar sales will likely fluctuate from quarter to quarter and from year to year, and are difficult to predict. Our operating expenses are highly dependent on expenses incurred by Bayer and in certain regions are independent of Nexavar sales. We have to date incurred losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We might incur operating losses in the future as we expand our development and commercial activities for carfilzomib and our product candidates. We expect to incur significant operating expenses associated with the development activities of carfilzomib and additional products, including potentially regorafenib, if we conduct separate development of regorafenib in certain indications, at our own expense, as permitted under the regorafenib Agreement.

As a result of the acquisition of Proteolix, we may be required to pay up to an additional $495.0 million in four earn-out payments upon the receipt of certain regulatory approvals within pre-specified timeframes. We recorded a liability for this contingent consideration for the four earn-out payments with a fair value of $160.0 million at December 31, 2011 based upon a discounted cash flow model that uses significant estimates and assumptions. Any changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations. Moreover, we may, at our discretion, make any of the remaining earn-out payments in the form of cash, shares of Onyx common stock or a combination thereof. If we elect to issue shares of our common stock in lieu of making an earn-out payment in cash, this would have a dilutive effect on our common stock and could cause the trading price of our common stock to decline.

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

The timing of initiation and completion of clinical trials may be subject to significant delays resulting from various causes, including actions by Bayer for Nexavar and/or regorafenib clinical trials, conflicts regarding scheduling or competing clinical trials with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, modification of clinical trial designs, and shortages of available drug supply, including supply of comparator drugs for clinical and commercial purposes. We may face difficulties developing and sustaining relationships with carfilzomib development partners, including clinical research organizations, contract manufacturing organizations, key opinion leaders and clinical investigators. We may not complete clinical trials involving Nexavar, carfilzomib or any of our other product candidates as projected or at all.

We may not have the necessary capabilities to successfully manage the execution and completion of clinical trials in a way that leads to approval of Nexavar, regorafenib, carfilzomib or other product candidates for their target indications. In addition, we rely on Bayer, academic institutions, cooperative oncology organizations and clinical research organizations to conduct, supervise or monitor the majority of clinical trials involving Nexavar, carfilzomib and regorafenib. We have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. The timing of review by regulatory authorities is uncertain. We may not receive accelerated approval or any approval for carfilzomib. Similarly, Bayer may be unable to obtain approval for regorafenib.

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

If Nexavar is not broadly adopted for the treatment of unresectable liver cancer, our business would be harmed. If our ongoing and planned clinical trials fail to demonstrate that Nexavar is safe and effective for additional indications or we are unable to obtain necessary approvals for other uses, we will be unable to expand the commercial market for Nexavar and our business may be harmed or fail.

The ultimate market size for Nexavar in treating unresectable liver cancer will depend on several factors, including educating treating physicians on the appropriate use of Nexavar and the management of patients who are receiving Nexavar. This may be difficult as liver cancer patients typically have underlying liver disease and other comorbidities and can be treated by a variety of medical specialists. In addition, screening, diagnostic and treatment practices can vary significantly by region. Further, liver cancer is common in many regions in the developing world where the healthcare systems are limited and reimbursement for Nexavar is limited or unavailable, which will likely limit or slow adoption. If we are unable to change the treatment paradigms for this disease, we may be unable to successfully achieve the market potential of Nexavar in this indication, which could harm our business. In addition, certain countries require pricing to be established before reimbursement for this indication may be obtained and in some Asian Pacific countries in particular, these approvals require prolonged negotiations with the governments. In addition, we may not receive or maintain pricing approvals at favorable levels or at all, which could harm our ability to broadly market Nexavar.

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

There are several competing therapies approved for the treatment of advanced kidney cancer, including Sutent, a multiple kinase inhibitor marketed in the United States, the European Union and other countries by Pfizer; Torisel, an mTOR inhibitor marketed in the United States, the European Union and other countries by Wyeth; Avastin, an angiogenesis inhibitor approved for the treatment of advanced kidney cancer in the United States and the European Union and marketed by Genentech, a member of the Roche Group; Afinitor, an mTOR inhibitor marketed in the United States and the European Union by Novartis; GlaxoSmithKline’s Votrient, a multiple kinase inhibitor, and Pfizer’s Inlyta, a kinase inhibitor recently approved by the FDA for the treatment of advanced kidney cancer in the United States. Nexavar’s market share in advanced kidney cancer has declined following the introduction of these products into the market. We expect competition to increase as additional products are approved to treat advanced kidney cancer. The successful introduction of other new therapies, including generic versions of competing therapies, to treat advanced kidney cancer could significantly reduce the potential market for Nexavar in this indication.

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

A demonstrated survival benefit is often an important element in determining standard of care in oncology. We did not demonstrate a statistically significant overall survival benefit for patients treated with Nexavar in our Phase 3 kidney cancer trial, which we believe was due in part to the crossover of patients from placebo to Nexavar during the conduct of our pivotal clinical trial. Competitors with statistically significant overall survival data could be preferred in the marketplace. The FDA approval of Nexavar permits Nexavar to be marketed as an initial, or first-line, therapy and subsequent lines of therapy for the treatment of advanced kidney cancer, but approvals in some other regions do not. For example, the European Union approval indicates Nexavar only for advanced kidney cancer patients that have failed prior cytokine therapy or whose physicians deem alternate therapies inappropriate. We may be unable to compete effectively against products with broader or different marketing authorizations in one or more countries.

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

We have not marketed products for any hematological cancer, including multiple myeloma, and may be at a disadvantage to our competitors. Carfilzomib, if approved for multiple myeloma, would compete directly with products marketed by Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, Celgene Corporation and potentially against agents currently in development for treatment of this disease by Merck & Co. Inc., Bristol-Myers Squibb, Keryx Biopharmaceuticals, Inc., Nereus Pharmaceuticals, Cephalon, Inc., and other companies. Our competitors may develop and commercialize therapies that change the treatment paradigm for multiple myeloma. For example, Millenium is developing a multiple myeloma therapy to be administered orally. Even if we obtain regulatory approval of carfilzomib, which is administered intravenously, it may not compete effectively with orally administered drugs, and we may not succeed in developing an orally administered therapy, which would harm our business.

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

In order to commercialize carfilzomib, if approved, we must ensure an adequate supply chain, including validation of commercial manufacturing processes, build capabilities for managed care and reimbursement by private and public insurers, expand our U.S. sales force and develop and maintain an international sales, marketing and distribution infrastructure. We have limited experience building and maintaining a commercialization infrastructure in the U.S., no experience in building such an infrastructure internationally, and no experience in building or maintaining a supply chain or managed care and reimbursement infrastructure, which is difficult and time consuming, and requires substantial financial and other resources. Factors that may hinder our efforts to expand our U.S. presence and develop an international sales, marketing, supply chain, managed care and distribution infrastructure include:

•	inability to recruit, retain and effectively manage adequate numbers of effective sales and marketing, supply chain and managed care personnel;

•	inability to establish or maintain relationships with pharmaceutical manufacturers, suppliers, wholesalers, insurers and distributors;

•	delay in launch due to the need to validate manufacturing processes, or problems incurred by any of our third party manufacturers;

•	inability to sufficiently manufacture adequate quantities of our products;

•	the inability of sales personnel to obtain access to or convince adequate numbers of physicians to prescribe our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•

unforeseen delays, costs and expenses associated with creating international capabilities, including an international sales and marketing organization and international supply chain and reimbursement capabilities.

We are dependent upon our collaborative relationship with Bayer to further develop, manufacture and commercialize Nexavar.

Our success for developing, manufacturing and commercializing Nexavar depends in large part upon our relationship with Bayer. If we are unable to maintain our collaborative relationship with Bayer, we may be unable to continue development, manufacturing and marketing activities at our own expense. If we were able to do so on our own, this would significantly increase our capital and infrastructure requirements, would necessarily impose delays on development programs, may limit the indications we are able to pursue and could prevent us from effectively developing and commercializing Nexavar. Disputes with Bayer may delay or prevent us from further developing, manufacturing or commercializing or increasing the sales of Nexavar, and could lead to additional disputes with Bayer, which could be time consuming and expensive. As permitted under our amended Collaboration Agreement and regorafenib Agreement with Bayer, we may develop Nexavar and/or regorafenib in certain indications at our own expense. If we were to do so, this would increase our research and development costs, could impose delays on other development programs, and/or could limit the indications we are able to pursue.

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

A majority of Nexavar sales are generated outside of the United States, and a significant percentage of Nexavar commercial and development expenses are incurred outside of the United States. Under our collaboration agreement, when these sales and expenses are translated into U.S. dollars by Bayer in determining amounts payable to us or payable by us, we are exposed to fluctuations in foreign currency exchange rates. We also incur a significant percentage of research and development expenses for carfilzomib and our earlier-stage development products in currencies other than the US dollar. In July 2010 we began entering into transactions to manage our exposure to fluctuations in foreign currency exchange rates. Such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which there is a change in the expected differential between the underlying exchange rate in the contracts and actual exchange rate.

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

Under our collaboration agreement and regorafenib agreement with Bayer, Bayer has the manufacturing responsibility to supply Nexavar and regorafenib for clinical trials and for commercialization. Should Bayer give up its right to co-develop Nexavar, we would have to manufacture Nexavar, or contract with another third party to do so for us. In addition, we have manufacturing responsibility for carfilzomib and oprozomib, which we currently manufacture through third-party contract manufacturers, and have not yet established back-up manufacturers for these compounds.

We lack the resources, experience and capabilities to manufacture Nexavar, regorafenib, carfilzomib or any other product candidate on our own and would require substantial funds and time to establish these capabilities. Consequently, we are, and expect to remain, dependent on third parties for manufacturing. These parties may encounter difficulties and delays in production scale-up, production yields, control and quality assurance, validation, regulatory status or shortage of qualified personnel. They may not perform as agreed or may not continue to manufacture our products for the time required to test or market our products. They may fail to deliver the required quantities of our products or product candidates on a timely basis and at commercially reasonable prices. We utilize a sole manufacturer for carfilzomib, and if this manufacturer became unable to deliver our required quantities of carfilzomib on a timely basis, or ceased production, we would experience delays in the clinical trial schedule of our drugs and drug candidates, the regulatory approval process, ability to timely ship product, and may be required to find an alternative manufacturer. For example, our contract manufacturer for carfilzomib drug product has experienced media fill failures on the line used to produce carfilzomib, which indicated that the line may not have met the required standards for sterility. Media fill failures are not uncommon, and they can lead to a delay or cessation of drug manufacture on the affected line(s). Such media fill failures at our contractor manufacturers could delay the production of clinical or commercial supplies of carfilzomib. In addition, marketed drugs and their contract manufacturing organizations are subject to continual review, including review and approval of their manufacturing facilities and the manufacturing processes, which can result in delays in the regulatory approval process and/or commercialization.

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

We are seeking regulatory approval of carfilzomib. We have observed and reported safety and adverse events in carfilzomib clinical trials, which may increase the risk that FDA, or other regulatory agencies, could reject our application(s) for marketing approval. Similarly Bayer plans to seek regulatory approval for regorafenib, and has reported safety and adverse events in regorafenib trials, which may increase the risk that regulatory agencies could reject marketing approval for regorafenib. Even if we succeed in obtaining regulatory approval for carfilzomib and if Bayer succeeds in obtaining regulatory approval for regorafenib, we expect that their package inserts, if approved, will include information related to safety and adverse events, which could limit the market potential or reimbursability of either or both products.

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

For carfilzomib, we are responsible for managing communications with regulatory agencies, including filing investigational new drug applications, filing new drug applications, submission of promotional materials and generally directing the regulatory processes. We have limited experience directing such activities and may not be successful with our planned development strategies, on the planned timelines, or at all. Even if any product candidate is designated for “fast track” or “priority review” status or if we seek approval under accelerated approval (Subpart H) regulations, such designation or approval pathway does not necessarily mean a faster development process or regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. If we fail to conduct any required post-approval studies or if the studies fail to verify that any of our product candidates are safe and effective, our FDA approval could be revoked.

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

Nexavar, carfilzomib, regorafenib, or our other product candidates that may be approved may not gain market acceptance among physicians, patients, healthcare payers and/or the medical community or the market may not be as large as forecasted. A significant factor that affects market acceptance of our products is the availability of third-party reimbursement. Our commercial success may depend, in part, on the availability of adequate reimbursement for patients from third-party healthcare payers, such as government and private health insurers and managed care organizations. Third-party payers are increasingly challenging the pricing of medical products and services, especially in global markets, and their reimbursement practices may affect the price levels for

Nexavar, carfilzomib or regorafenib, if approved, or any other future product. Governments outside of the US may increase their use of risk-sharing programs, which will only pay for a drug after it demonstrates efficacy in a given patient. In addition, governments may increasingly rely on Heath Technology Assessments to determine payment policy for cancer drugs. Health Technology Assessments are used by governments to assess if health services are safe and cost-effective. In addition, the market for our products may be limited by third-party payers who establish lists of approved products and do not provide reimbursement for products not listed. If our products are not on the approved lists in one or more countries, our sales may suffer. Non-government organizations can influence the use of our products and reimbursement decisions for our products in the United States and elsewhere. For example, the National Comprehensive Cancer Network, or NCCN, a not-for-profit alliance of cancer centers, has issued guidelines for the use of Nexavar in the treatment of advanced kidney cancer and unresectable liver cancer. These guidelines may affect treating physicians’ use of Nexavar.

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

Healthcare costs have risen significantly over the past decade. On March 23, 2010, the President signed one of the most significant health care reform measures in decades. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the Healthcare Reform Act), substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions, including those governing enrollment in federal healthcare programs, the increased use of comparative effectiveness research on healthcare products, reimbursement and fraud and abuse changes, which will impact existing government healthcare programs and will result in the development of new programs. A significant portion of the U.S. Nexavar revenue recorded by Bayer is derived from U.S. government healthcare programs, including Medicare. An expansion in the government’s role in the U.S. healthcare industry may lower reimbursements for pharmaceutical products and adversely affect our business and results of operations. Furthermore, beginning in 2011, the Healthcare Reform Act imposes a non-deductible excise tax on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” which includes innovator drugs and biologics (excluding orphan drugs or generics) to U.S. government programs.

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

We believe that our existing capital resources and interest thereon will be sufficient to fund our current development plans beyond 2012. However, if we change our development plans, acquire rights to or license additional products, or seek to acquire new or complementary businesses, we may need additional funds sooner than we expect. In addition, we anticipate that our expenses related to carfilzomib and our share of expenses under our collaboration with Bayer will increase over the next several years. While these costs are unknown at the current time, we may need to raise additional capital and may be unable to do so.

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

The sale of Nexavar and the use of it, carfilzomib, regorafenib and/or other products and product candidates in clinical trials expose us to product liability claims. In the United States, FDA approval of a drug may not offer protection from liability claims under state law (i.e., federal preemption defense), the tort duties for which may vary state to state. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of Nexavar and/or future products.

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

Patents and patent applications covering Nexavar and regorafenib are owned by Bayer. Those Nexavar patents that arose out of our collaboration agreement with Bayer are licensed to us, including two United States patents covering Nexavar and pharmaceutical compositions of Nexavar. Both patents will expire January 12, 2020. These two patents are listed in the FDA’s Approved Drug Product List (Orange Book). Based on publicly available information, Bayer also has patents in several European countries covering Nexavar, which will expire in 2020. Bayer has other patents and patent applications pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extension, the entitlement to and the term of which cannot presently be calculated, in part because Bayer does not share with us information related to its Nexavar patent portfolio. We cannot be certain that these issued patents and future patents if they issue will provide adequate protection for Nexavar or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise. Similarly, we cannot be certain that the patents and patent applications acquired in the Proteolix acquisition, or licensed to us by any licensor, will provide adequate protection for carfilzomib or any other product, or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise. The patents related to carfilzomib and oprozomib will begin to expire in 2025 and 2027, respectively. Third parties may claim to have rights in the assets that we acquired with Proteolix, including carfilzomib, or to have intellectual property rights that will be infringed by our commercialization of the assets that we acquired with Proteolix. For example, an academic institution has notified us that it believes carfilzomib is covered by its intellectual property and that it is owed certain payments. While we disagree with this academic institution’s assertions and will defend our position, such efforts could be expensive and time-consuming and ultimately may not be successful. If third parties were to succeed in such claims, our business and company could be harmed.

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

Less than 5% of our investment portfolio is invested in auction rate securities. The underlying assets of these securities are student loans substantially backed by the federal government. Due to adverse developments in the credit markets, beginning in February 2008, these securities have experienced failures in the auction process. When an auction fails for amounts we have invested, the security becomes illiquid. In the event of an auction failure, we are not able to access these funds until a future auction on these securities is successful. We have reclassified these securities from current to non-current marketable securities, and if the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of the marketable securities through an impairment charge to earnings.

Existing stockholders have significant influence over us.

Our executive officers, directors and 5% stockholders own, in the aggregate, approximately 31% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters, including our principal offices, are currently located in South San Francisco, California. We began occupying these premises in May 2011, when we moved our corporate headquarters from Emeryville, California to South San Francisco, California. In July 2010, we entered into arrangements to lease and sublease a total of approximately 126,493 square feet located at our corporate headquarters in South San Francisco, California. The sublease and the lease expire in 2015 and approximately 2024, respectively. Upon expiration of the sublease, the lease will be automatically expanded to include the premises subject to the sublease. The lease includes two successive five-year options to extend the term of the lease to 2034. In November 2011, we entered into an arrangement to lease up to an additional 170,618 square feet in a building to be constructed adjacent to our corporate headquarters in South San Francisco, California and this lease is expected to expire in approximately 2024. The lease includes two successive five-year options to extend the term of the lease to 2034. The lease also includes a one-time option to lease additional premises that will be constructed after the exercise of the option. If the option is exercised, the term of the lease will be automatically extended by ten years.

We also acquired a lease for 67,000 square feet of office and laboratory space in South San Francisco, California, which has a remaining period of three years with the option to extend the lease for two additional one-year terms. We are currently in the process of terminating the sublease agreements for our previous headquarters in Emeryville, California. Please refer to Note 12, “Commitments and Contingencies” of the accompanying Consolidated Financial Statements for further information regarding our lease obligations.

We believe that our current facilities are sufficient to meet our present requirements. We anticipate that additional space will be available, when needed, on commercially reasonable terms.

Item 3.  Legal Proceedings

In May 2009, we filed a complaint against Bayer Corporation and Bayer A.G. in the United States District Court for the Northern District of California under the caption Onyx Pharmaceuticals, Inc. v. Bayer Corporation and Bayer AG, Case No. CV09-2145 MHP (N.D. Cal.). In the complaint, we asserted our rights under the Collaboration Agreement to fluoro-sorafenib, an anti-cancer compound that Bayer is developing and to which Bayer refers as regorafenib, its International Nonproprietary Name. In the lawsuit, we alleged that fluoro-sorafenib was discovered during joint research between us and Bayer. In September 2010, we filed an amended complaint to include an allegation that Bayer had prejudiced the value of Nexavar by reason of its interest in other drugs, including fluoro-sorafenib. The trial commenced on October 3, 2011. On October 11, 2011, we and Bayer entered into a settlement agreement regarding the litigation, an agreement regarding regorafenib and an amendment to the collaboration agreement, all as described in more detail in Note 2 to the financial statements contained in this Annual Report on Form 10-K. Pursuant to the settlement agreement, the court dismissed all claims with prejudice on October  17, 2011.

Item 4.  Mine Safety Disclosures

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market (NASDAQ) under the symbol “ONXX.” We commenced trading on NASDAQ on May 9, 1996. The following table presents the high and low closing sales prices per share of our common stock reported on NASDAQ.

	2011		2010
	High	Low	High	Low
First Quarter	$37.67	$34.05	$32.46	$27.76
Second Quarter	45.37	33.56	31.18	21.59
Third Quarter	36.80	27.59	28.11	19.90
Fourth Quarter	44.68	29.52	37.10	25.53

On February 17, 2012, the last reported sales price of our common stock on NASDAQ was $38.97 per share.

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

Holders

There were approximately 145 holders of record of our common stock as of February 17, 2012.

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

The Statement of Operations data for the years ended December 31, 2011, 2010 and 2009 and the Balance Sheet data as of December 31, 2011 and 2010 has been derived from our audited consolidated financial statements included elsewhere in this report. The Statement of Operations data for the years ended December 31, 2008 and 2007 and the Balance Sheet data as of December 31, 2009, 2008 and 2007 has been derived from our audited consolidated financial statements that are not included in this report. Historical results are not necessarily indicative of future results.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statement of Operations Data:
Revenue from collaboration agreement	$286,963	$265,350	$250,390	$194,343	$90,429
License revenue	-	59,165	-	-	-
Contract revenue from collaboration	160,211	-	1,000	-	-
Total operating expenses(1)	(348,868)	(392,837)	(231,166)	(204,743)	(143,852)

Income (loss) from operations	98,306	(68,322)	20,224	(10,400)	(53,423)

Investment income, net	2,405	2,829	4,028	12,695	19,256
Interest expense	(20,224)	(19,400)	(6,858)	-	-
Other expense	(4,103)	(773)	-	-	-
Provision (benefit) for income taxes	274	(819)	1,233	347	-

Net income (loss)	$76,110	$(84,847)	$16,161	$1,948	$(34,167)

Basic net income (loss) per share	$1.20	$(1.35)	$0.27	$0.03	$(0.67)
Diluted net income (loss) per share	$1.19	$(1.35)	$0.27	$0.03	$(0.67)
Shares used in computing basic net income (loss) per share	63,422	62,618	59,215	55,915	51,177
Shares used in computing diluted net income (loss) per share	64,010	62,618	59,507	56,765	51,177

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and current and non-current marketable securities	$668,445	$577,868	$587,282	$458,046	$469,650
Goodwill(2)	193,675	193,675	193,675	-	-
Intangible assets — in-process research and development(2)	438,800	438,800	438,800	-	-
Total assets	1,419,537	1,352,635	1,324,680	509,767	484,083
Working capital	620,057	572,324	530,945	428,755	469,215
Advance from collaboration partner, non-current	-	-	-	-	39,234
Liability for contingent consideration, current and non-current(2)	159,990	253,458	200,528	-	-
Convertible senior notes due 2016(3)	162,893	152,701	143,669	-	-
Accumulated deficit	(463,286)	(539,396)	(454,549)	(470,710)	(472,658)
Total stockholders’ equity	823,413	697,574	750,556	475,200	432,237

(1)	Total operating expenses in 2011 includes a benefit of $93.5 million associated with the change in the fair value of the non-current contingent consideration liability related to the acquisition of Proteolix in November 2009.

(2)	In November 2009, we completed our acquisition of Proteolix for an aggregate purchase price with a fair value of $475.0 million. As a result of the acquisition, we acquired $438.8 million of in-process research and development and $193.7 million of goodwill, and we recorded $157.1 million of deferred tax liabilities primarily related to the difference between the book basis and tax basis of the intangible assets related to the IPR&D projects. We also recorded a liability for contingent consideration for amounts payable to former Proteolix stockholders upon the achievement of specified regulatory approvals within pre-specified timeframes for carfilzomib.

(3)	In August 2009, we issued, through an underwritten public offering, $230.0 million aggregate principal amount of 4.0% convertible senior notes due 2016.

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

Overview

We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. By applying our expertise to develop and commercialize therapies designed to exploit the genetic and molecular differences between cancer cells and normal cells, we have built two franchise platforms – one in kinase inhibition and one in proteasome inhibition. In our kinase inhibitor franchise, our lead product, Nexavar® (sorafenib) tablets is approved for unresectable liver cancer and advanced kidney cancer. With our development and marketing partner Bayer HealthCare Pharmaceuticals Inc., or Bayer, we share equally in the profits and losses of Nexavar worldwide, except Japan. A second kinase inhibitor, regorafenib, is an investigational agent that has already demonstrated positive Phase 3 survival data in metastatic colorectal cancer, and is being evaluated in a Phase 3 study in gastrointestinal stromal tumors, or GIST. Onyx will receive a twenty percent royalty on potential future global oncology sales of this Bayer compound, if approved. In our proteasome inhibitor franchise, our lead agent is carfilzomib for the potential treatment of patients with multiple myeloma and solid tumors. Carfilzomib is a late-stage compound with the potential for accelerated marketing approval in the United States based on our current clinical trial data and assuming a favorable regulatory outcomes. We are also developing two other novel proteasome inhibitors, including an oral protease inhibitor oprozomib (ONX 0912) and an immunoproteasome inhibitor (ONX 0914). In addition, we expect to continue to expand our development pipeline, with multiple clinical or preclinical stage product candidates.

Our first commercially available product, Nexavar® (sorafenib) tablets, is approved by the United States Food and Drug Administration, or FDA, for the treatment of patients with unresectable liver cancer and advanced kidney cancer. Nexavar is a novel, orally available kinase inhibitor and is one of a class of anticancer treatments that target both cancer cell proliferation and tumor growth through the inhibition of key signaling pathways. In December 2005, Nexavar became the first newly approved drug for patients with advanced kidney cancer in over a decade. In November 2007, Nexavar was approved as the first and is currently the only systemic oral therapy for the treatment of patients with unresectable liver cancer. Nexavar is now approved in more than 100 countries for the treatment of unresectable liver cancer and advanced kidney cancer. We and Bayer are also conducting clinical trials of Nexavar in several important cancer types in addition to advanced kidney cancer and unresectable liver cancer, including lung, thyroid, and breast cancers.

We and Bayer are commercializing Nexavar for the treatment of patients with unresectable liver cancer and advanced kidney cancer. Nexavar has been approved and is marketed for these indications globally. In the United States, we co-promote Nexavar with Bayer. Outside of the United States, Bayer manages all commercialization activities. For the years ended December 31, 2011, 2010 and 2009, worldwide net sales of Nexavar as recorded by Bayer were $1.0 billion, $934.0 million and $843.5 million, respectively.

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

2011 Business Highlights

During 2011, we continued to execute on our value building strategy by increasing worldwide sales of Nexavar and investing in the development and pre-launch commercialization of carfilzomib. In September 2011, we completed a New Drug Application (NDA) submission to the U.S. Food and Drug Administration (FDA) under the accelerated approval process for carfilzomib for the potential treatment of patients with relapsed and refractory multiple myeloma. Onyx received a Standard Review designation from the FDA for the application, with PDUFA date set as July 27, 2012.

In October 2011 we restructured our partnership with Bayer HealthCare for the global development and marketing of Nexavar and entered into a new agreement related to regorafenib, a late-stage oncology compound. Under the terms of the agreements, regorafenib is a Bayer compound, and Bayer will have the final decision-making authority for global development and commercialization. Onyx is entitled to receive a twenty percent royalty on any future global net sales of regorafenib in oncology and will have the right to co-promote regorafenib, with Bayer, in the United States.

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

During the second quarter of 2011, we moved to our new company headquarters at 249 East Grand Avenue, South San Francisco, California. We entered into arrangements to lease and sublease these premises in July 2010, and will continue to incur cash outlays associated with the lease and sublease of these premises. The lease and subleased space totaled approximately 126,493 square feet at our new corporate headquarters in South San Francisco, California. The sublease lease and the lease expire in 2015 and in 2024, approximately.

Significant highlights of our or our collaborators product candidates included:

•

In September 2011, the full results of our 003-A1 study were used to file a New Drug Application (NDA) under the accelerated approval process with the FDA. In December 2011, the FDA granted Standard Review designation to the New Drug Application (NDA) for carfilzomib for the potential treatment of patients with relapsed and refractory multiple myeloma.

•

We advanced enrollment in two Phase 3 trials to evaluate the efficacy of carfilzomib in multiple myeloma patients. One trial, referred to as the ASPIRE trial, will evaluate carfilzomib in combination with lenalidomide and low dose dexamethasone, versus lenalidomide and low dose dexamethasone alone. The other trial, referred to as the FOCUS trial will evaluate carfilzomib monotherapy in refractory multiple myeloma patients using best supportive care as the comparator.

•

We completed enrollment in two trials to evaluate the efficacy of Nexavar in hepatocellular carcinoma (HCC), or liver cancer, patients. One trial, referred to as the STORM trial, is a Phase 3 clinical trial that will evaluate the efficacy of Nexavar as an adjuvant therapy for patients with liver cancer who have undergone resection or loco-regional treatment with curative intent. In early 2011, we also completed enrollment in another Phase 3 trial, referred to as the SEARCH trial, which will examine Nexavar tablets in combination with Tarceva ® (erlotinib) tablets as a potential new treatment option for patients with advanced HCC.

•

A second kinase inhibitor regorafenib, a Bayer compound, is an investigational agent that has already demonstrated positive Phase 3 survival data in metastatic colorectal cancer, and is being evaluated in a Phase 3 study in gastrointestinal stromal tumors, or GIST.

•

We completed enrollment in a Phase 3 trial, referred to as the MISSION trial, which will evaluate the efficacy of Nexavar tablets in patients with relapsed or refractory advanced predominantly non-squamous NSCLC who have failed two or three previous treatments.

•	We also completed enrollment in a Phase 3 trial, referred to as DECISION trial, which will evaluate the efficacy of Nexavar tablets in patients who have received no prior systemic therapy.

2011 Financial Highlights

Sales of Nexavar as recorded by Bayer increased to $1.0 billion in 2011 from $934.0 million in 2010, and Nexavar margins improved in 2011 as compared to 2010. Our operating results for the year included contract revenue from collaboration of $160.2 million related to the sale of the Nexavar royalty stream in Japan. In addition, revenue from the Nexavar collaboration agreement of $287.0 million represents an increase of $21.6 million, or 8%, from $265.4 million in 2010, driven primarily by increased sales of Nexavar in the Asia Pacific region.

Total operating expenses for the year were $348.9 million, a decrease of $43.9 million, or 11%, from $392.8 million in 2010. The decrease in operating expenses was primarily due to a benefit as a result of a decrease in the fair value of the non-current contingent consideration liability for estimated amounts payable to former Proteolix. Offsetting this benefit was an increase in research and development expenses for the development of carfilzomib, particularly the Phase 3 ASPIRE and FOCUS trials.

Cash, cash equivalents and current and non-current marketable securities at December 31, 2011 were $668.4 million, an increase of $90.6 million, or 16%, from $577.9 million at December 31, 2010, primarily due to $160 million received in connection with the Bayer settlement offset by higher operating expenses.

2012 Outlook

Our initiatives for fiscal year 2012 are intended to promote the development of carfilzomib, the growth of Nexavar and the growth of our development pipeline. We expect to complete enrollment in the Phase 3 ASPIRE trial for carfilzomib, to continue enrollment in the Phase 3 FOCUS trial for carfilzomib, and to initiate one or more additional Phase 3 carfilzomib clinical trials. We also expect to advance the currently-enrollment Phase 1b/2 clinical trial for ONX 0912.

We expect to continue to support clinical activities for the development of Nexavar in liver cancer, breast cancer, lung cancer and thyroid cancer. In 2012, we expect data from several clinical trials, including the Phase 3 MISSION trial for treatment of patients with non-small cell lung cancer and the Phase 3 DECISION trial for treatment of patients with radioactive iodine-refractory, locally advanced or metastatic differentiated thyroid cancer.

We are mindful that conditions in our current macroeconomic environment could affect our ability to achieve our goals, including healthcare policy changes in the United States and continued government pricing pressures internationally. We will continue to monitor these factors and will adjust our business processes to mitigate these risks to our business.

The successes we experienced in 2011 have helped us execute our strategy and as we continue to grow our business and achieve greater operational leverage, we remain focused on Nexavar revenue growth, development of Carfilzomib and disciplined expense management that we believe will enable execution of our operating objectives for 2012.

Critical Accounting Policies, Estimates and Judgments

The accompanying discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Consolidated Financial Statements requires us to make significant estimates, assumptions and judgments that affect the amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Significant estimates used in 2011 include assumptions used in the determination of the fair value of marketable securities, revenue from collaboration agreement, multiple element arrangements, the effect of business combinations, fair value measurement of tangible and intangible assets and liabilities, goodwill and other intangible assets, fair value of convertible senior notes, research and development expenses, stock-based compensation and the provision for income taxes. Actual results may differ materially from these estimates.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Marketable Securities: Marketable securities consist primarily of corporate debt securities, corporate commercial paper, debt securities of United States government agencies, auction rate notes and money market funds and are classified as available-for-sale securities. Concentration of risk is limited by diversifying investments among a variety of industries and issuers. Available-for-sale securities are carried at fair value based on quoted market prices, with any unrealized gains and losses reported in accumulated other comprehensive income (loss). For securities with unobservable quoted market prices, such as the AAA rated auction rate securities collateralized by student loans that are included in our investment portfolio, the fair value is determined using a discounted cash flow analysis. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. An increase in either of these assumptions could result in a $1.2 million decrease in value. Alternatively, a decrease in either of these assumptions could result in a $1.3 million increase in value. Unrealized losses are charged against “investment income” when a decline in fair value is determined to be other-than-temporary. We review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near-term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. We do not intend to sell our marketable securities and it is not more likely than not that we will be required to sell our marketable securities prior to the recovery of their amortized cost bases. Available-for-sale securities with initial maturities of greater than one year are classified as long-term. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold or the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific identification method. Realized gains and losses and declines in value judged to be other than temporary are included in the statements of operations. Interest earned and gains realized on marketable securities, amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income.

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

In determining the probability of technical and regulatory success, we utilized data regarding similar milestone events from several sources, including industry studies. We based the time needed to complete the development and approval of product candidates on the current stages of development of the product candidates, resources needed to complete the development and approval of product candidates and the inherent difficulties and uncertainties in developing a product candidate, such as obtaining FDA and other regulatory approvals. Inputs related to the time needed to complete the development and approval of product candidates is highly judgmental as they are not readily determinable because the drug development process can be unpredictable. We established a discount rate based on future cash flows that would be required by a market participant for similar instruments, based on the estimated cost of capital and the inherent risk premium associated with repayment. That discount rate, representative of the rate of return required by a market participant, has been determined by us to be 8.2%, and has been applied to the contingent payment amounts to determine their present values.

Changes to any of these estimates and assumptions could significantly impact the fair values recorded for these assets and liabilities resulting in significant charges to our Consolidated Statement of Operations. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

As a result of the acquisition of Proteolix in November 2009 under the terms of an Agreement and Plan of Merger, or the Merger Agreement, which was entered into in October 2009, we made a payment of $40.0 million in April 2010 and may be required to pay up to an additional $495.0 million payable in up to four earn-out payments upon the achievement of certain regulatory approvals for carfilzomib in the U.S. and Europe within pre-specified timeframes. The liability for contingent consideration relates to the four remaining earn-out payments with a fair value of $160 million at December 31, 2011 based upon a discounted cash flow model that uses significant estimates and assumptions, including the PTRS of the product candidate, carfilzomib.

For the year ended December 31, 2011, the decrease in the fair value of the contingent consideration liability resulted in a $93.5 million benefit recognized based upon the revised probability weighted discounted cash flow. In a letter received December 9, 2011, the U.S. Food and Drug Administration (FDA) notified Onyx that they had granted Standard Review designation to the New Drug Application (NDA) for carfilzomib for the potential treatment of patients with relapsed and refractory multiple myeloma. The Prescription Drug User Fee Act (PDUFA) date for completion of review by the FDA of the NDA is July 27, 2012. In this letter, the agency advised the company that recent Oncology Drug Advisory Committee recommendations specify a preference for Phase 3 trials for the accelerated approval pathway. Based on its preliminary review and ongoing assessment of the application, the FDA outlined potential review issues including whether the application is sufficient to support an FDA conclusion that the data provided within the NDA meets accelerated approval criteria and whether the benefit and risk are appropriately balanced, given that the application is based on a single-arm study. As a result of this information, the liability associated with a potential future milestone payment triggered by accelerated marketing approval for carfilzomib in the United States for relapsed/refractory multiple myeloma was reduced to a maximum of $80.0 million, and the estimated probability of receiving accelerated regulatory approval in the U.S. was reduced. In addition, contingent consideration liability associated with a potential $65.0 million payment triggered by marketing approval for relapsed/refractory multiple myeloma in the European Union was removed, because based on current development timelines, Onyx does not expect approval will be obtained before the December 31, 2013 milestone expiration date. As a result of these reductions in the fair value of the liability for contingent consideration, a benefit of $93.5 million was recorded for full year 2011.

Any further changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Consolidated Statements of Operations. Changes in the contingent consideration liability are indicative of additional information becoming available at different balance sheet dates. The regulatory approval of carfilzomib in the US and in Europe, is largely outside of our control, and requires significant judgment. Since the PTRS by a specified milestone date could have a significant impact on the fair value of the contingent consideration liability, it is possible that there may be significant changes to the contingent consideration liability in the future. It may also not be possible to accurately predict the outcome of a regulatory approval in the US or Europe by a specified milestone date. Even though the FDA provides a PDUFA date, this is not indicative of the date they will provide their decision whether regulatory approval will be announced. Management has used all information available to them at each balance sheet date to determine the appropriate PTRS in calculating their best estimate of the contingent consideration liability.

Goodwill and Other Intangible Assets: We account for goodwill and other intangible assets in accordance with ASC Topic 805, and ASC Topic 350, Intangibles — Goodwill and Other. ASC Topic 805 requires that the purchase method of accounting be used for all business combinations and specifies the criteria that must be met in order for intangible assets acquired in a business combination to be recognized and reported apart from goodwill. Our intangible assets and goodwill are determined to have indefinite lives and, therefore, are not amortized. Instead they are tested for impairment at least annually or whenever events or circumstances occur that indicate impairment might have occurred in accordance with ASC Topic 350. Through December 31, 2011, no impairment has been identified. Judgment regarding the existence of impairment indicators will be based on historical and projected future operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. In the future, events could cause us to conclude that impairment indicators exist and that certain other intangibles with determinable lives and other long-lived assets are impaired resulting in an adverse impact on our financial position and results of operations.

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

Stock-Based Compensation: We account for stock-based compensation of stock options granted to employees and directors and of employee stock purchase plan shares by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. We estimate expected volatility based upon a combination of historical and implied stock prices. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. The expected option term calculation incorporates historical employee exercise behavior and post-vesting employee termination rates. We account for stock-based com-

pensation of restricted stock award grants by amortizing the fair value of the restricted stock awards grants, which is the grant date market price, over the applicable vesting period. Compensation cost for restricted stock and stock option awards that contain performance or market conditions is based on the grant date fair value of the award. Compensation expense is recorded over the implicit or explicit requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest. Previously recognized compensation expense is fully reversed if performance targets are not satisfied. The Company assesses the probability of the performance indicators being met on a continuous basis and records compensation expense from that date, over the remainder of the requisite service period.

Net income (loss) for the years ended December 31, 2011, 2010 and 2009 includes employee stock-based compensation expense of $26.4 million, or $0.41 per diluted share, $22.1 million, or $0.35 per diluted share, and $21.1 million, or $0.35 per diluted share, respectively. As of December 31, 2011, the total unrecorded stock-based compensation expense for unvested stock options, net of expected forfeitures, was $37.9 million, which is expected to be amortized over a weighted-average period of 2.7 years. As of December 31, 2011, the total unrecorded expense for unvested restricted stock awards, net of expected forfeitures, was $9.2 million, which is expected to be amortized over a weighted-average period of 1.6 years.

All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model. The option arrangements are subject to periodic remeasurement over their vesting terms. We recorded compensation expense related to option grants to non-employees of $0.6 million, $0.7 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. In addition, our estimate of future stock-based compensation expense will be affected by a number of items including our stock price, the number of stock options our board of directors may grant in future periods, as well as a number of complex and subjective valuation adjustments and the related tax effect. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the years ended December 31, 2011, 2010 and 2009 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

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

Non-refundable option payments, including those previously made under our agreement with S*BIO, that do not have any future alternative use are recorded as research and development expense. Not all research and development costs are incurred by us. A portion of our total research and development expenses, approximately 30% in 2011, 49% in 2010 and 63% in 2009, relates to our cost sharing arrangement with Bayer and represents our share of the research and development costs incurred by Bayer. As a result of the cost sharing arrangement between us and Bayer, there was a net reimbursable amount of $79.2 million, $78.8 million and $63.7 million to Bayer for the years ended December 31, 2011, 2010 and 2009, respectively. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. For the periods covered in the financial statements presented, there have been no significant or material differences between actual amounts and estimates. However, if we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment.

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

Results of Operations

Years Ended December 31, 2011, 2010 and 2009

Revenue.    Nexavar is our only marketed product. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the years ended December 31, 2011, 2010 and 2009, we reported no product revenue related to Nexavar. Nexavar net sales as recorded by Bayer were $1.0 billion, $934.0 million and $843.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, primarily from sales in the United States, the European Union, Asia-Pacific and other territories worldwide.

Revenue from Collaboration Agreement.    Nexavar is currently approved in more than 100 countries worldwide for the treatment of unresectable liver cancer and advanced kidney cancer. We co-promote Nexavar in the United States with Bayer under collaboration and co-promotion agreements. Under the terms of the co-promotion agreement and consistent with the collaboration agreement, we and Bayer share equally in the profits or losses of Nexavar, if any, in the United States, subject only to our continued co-funding of the development costs of Nexavar worldwide outside of Japan and our continued co-promotion of Nexavar in the United States. Outside of the United States, excluding Japan, Bayer incurs all of the sales and marketing expenditures, and we reimburse Bayer for half of those expenditures. In addition, for sales generated outside of the United States, excluding Japan, we reimburse Bayer a fixed percentage of sales for their marketing infrastructure. Research and development expenditures on a worldwide basis, excluding Japan, are equally shared by both companies regardless of whether we or Bayer incurs the expense. In Japan, Bayer is responsible for all development and marketing costs and we received a royalty on net sales of Nexavar through December 31, 2011. Under this Fourth Amendment to the Collaboration Agreement, Bayer will have no obligation to pay royalties to Onyx for sales of Nexavar in Japan for any period after December 31, 2011.

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

Revenue from collaboration agreement was $287.0 million, $265.4 million and $250.4 million and for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in revenue from collaboration agreement is primarily a result of increased net product revenue on sales of Nexavar as recorded by Bayer of $1.0 billion for the year ended December 31, 2011 as compared to $934.0 million for the year ended December 31, 2010 and $843.5 million for the year ended December 31, 2009. This represents an increase of $74.2 million, or 8% and $90.5 million, or 11%, over Nexavar net sales recorded by Bayer for the previous years.

Nexavar product sales are primarily in the United States, countries in the European Union, Japan and China and other territories worldwide. The increase in revenue from collaboration is primarily as a result of increased sales in the Unites States, certain countries in the European Union and in the Asian Pacific region. In addition, collaboration commercial profit increased to 60% as a percentage of Nexavar revenue subject to profit sharing in 2011 from 58% in 2010 increasing the revenue from collaboration.

Revenue from collaboration agreement is calculated as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Nexavar product revenue, net (as recorded by Bayer)	$1,008,244	$934,038	$843,470

Nexavar revenue subject to profit sharing (as recorded by Bayer)	839,944	$794,977	$753,340
Combined cost of goods sold, distribution, selling, general and administrative expenses	335,471	329,989	312,205

Combined collaboration commercial profit	$504,473	$464,988	$441,135

Onyx’s share of collaboration commercial profit	252,236	232,494	220,567
Reimbursement of Onyx’s shared marketing expenses	22,946	23,122	23,514
Royalty revenue	11,781	9,734	6,309

Revenue from collaboration agreement	$286,963	$265,350	$250,390

License Revenue.    License revenue, as compared to prior years, was as follows:

	For the Year Ending December 31,			Change 2011 vs 2010			Change 2010 vs 2009
	2011	2010	2009	$	%		$	%
	(In thousands, except percentages)
License revenue	$-	$59,165	$-	$(59,165)	(100%	)	$59,165	100%

In September 2010, we entered into an exclusive license agreement with Ono granting Ono the right to develop and commercialize both carfilzomib and oprozomib for all oncology indications in Japan. We retain development and commercialization rights for all other countries of the world.

In accordance with ASC 605 Revenue Recognition, we identified the license as one of the non-contingent deliverables under this agreement with stand-alone value. Because VSOE or TPE of selling price for this element was unavailable, we utilized BESP to apply the relative selling price method to allocate revenue to this element. The objective of BESP is to determine the price at which we would transact a sale if the product were sold on a stand-alone basis. Therefore, BESP for the license is based on discounted future projected cash flows relating to the licensed territory. Revenue allocated to the license of $59.2 million was recognized in September 2010 when all related knowledge and data had been transferred.

Contract Revenue from Collaboration.    Contract Revenue from Collaboration, as compared to prior years, was as follows:

	For the Year Ending December 31,			Change 2011 vs 2010		Change 2010 vs 2009
	2011	2010	2009	$	%	$	%
	(In thousands, except percentages)
Contract Revenue from Collaboration	$160,211	$-	$1,000	$160,211	100.0%	$(1,000)	(100%)

On October 11, 2011, we and Bayer also entered into a fourth Amendment to our original 1994 collaboration agreement in which Bayer agreed to pay us a one-time lump sum of $160 million and in exchange Bayer will have no obligation to pay royalties to us for sales of Nexavar in Japan for any period after December 31, 2011. Bayer may also be required to make future payments to us of up to an aggregate of $15 million in 2012 and 2013 based on future product pricing in Japan. We recognized the revenue from the sale of the royalty revenue stream in 2011 because we have no future obligations under this arrangement.

Contract revenue from collaborations in 2009 relates to a milestone fee earned when Pfizer initiated Phase 2 clinical testing to advance a lead candidate from our previous cell cycle kinase discovery collaboration.

Research and Development Expenses.    The major components of research and development costs include clinical manufacturing costs, clinical trial expenses, non-refundable upfront payments, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead and occupancy costs. Clinical trial expenses include, but are not limited to, investigator fees, site costs, comparator drug costs and clinical research organization costs. In addition, our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites and clinical research organizations. In the normal course of business, we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients and the completion of portions of the clinical trial or similar conditions. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract. If we underestimate activity levels associated with various studies at a given point in time, we could record significant research and development expenses in future periods.

Research and development expenses, as compared to prior years, were as follows:

	For the Year Ending December 31,			Change 2011 vs 2010		Change 2010 vs 2009
	2011	2010	2009	$	%	$	%
	(In thousands, except percentages)
Research and development	$268,060	$185,740	$128,506	$82,320	44%	$57,234	45%

Research and development expenses include costs to develop our product candidates and our share of the research and development costs incurred for Nexavar by Bayer and us under our cost sharing arrangement. The 2011 increase in research and development expenses compared to 2010 is primarily due to investments in the development of carfilzomib, including salaries and related costs for increased personnel hired in 2011, advancing our clinical products particularly relating to our ongoing Phase 3 clinical trials, referred to as ASPIRE including comparator drug costs, and FOCUS, and the expense of manufacturing carfilzomib in anticipation of a potential commercial launch. The increase in research and development expenses was partially offset by a $10 million reimbursement received from Ono. Under the terms of the license agreement with Ono, a percentage of the global development costs we incur for the development of carfilzomib and oprozomib is reimbursed by Ono. In addition, research and development expenses during 2011, included a $12.7 million write-off of the remaining balance of the advance funding provided to S*Bio in May 2010. Research and development expenses also included stock-based compensation of $6.3 million in 2011 compared to $4.3 million in 2010 due to increased personnel hired in 2011.

A significant portion of our total research and development expenses, approximately 56% for 2011, relates to the further development of carfilzomib, compared to 35% and 7% for 2010 and 2009, respectively. Approximately 31% or our total research and development expenses for 2011, relates to our cost sharing arrangement with Bayer and represent our share of the research and development costs incurred by Bayer, compared to 49% and 63% for 2010 and 2009, respectively. Our share of the research and development costs incurred for Nexavar include 94%, 88% and 80% of the costs incurred by Bayer for Nexavar for 2011, 2010 and 2009, respectively. As a result of the cost sharing arrangement between us and Bayer for research and development costs, there were net reimbursable amounts of $79.2 million, $78.8 million and $63.7 million due to Bayer for the years ended December 31, 2011, 2010 and 2009, respectively. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. For the periods covered in the financial statements presented, there have been no significant or material differences between actual amounts and estimates. However, if we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment. As of December 31, 2011, our share of the Nexavar development costs incurred to date under the collaboration was $686.4 million.

We expect our research and development expenses to increase substantially in future periods, primarily as a result of anticipated costs to develop carfilzomib. We are currently conducting Phase 3, Phase 2 and Phase 1b studies in relapsed multiple myeloma, a Phase 2b study in relapsed and refractory multiple myeloma and Phase 1b/2 studies in multiple myeloma and relapsed solid tumors. We also expect our research and development activities to include developing other product candidates. Additionally, we expect that Bayer and we will continue to invest in the development of Nexavar.

The 2010 increase in research and development expenses compared to 2009 is primarily due to increases to further develop carfilzomib. Research and development expenses in 2010 also included $5.8 million in expenses related to the amortization of the $20.0 million payment made to S*BIO in May 2010 for the expansion and acceleration of the development collaboration program for ONX 0803 and ONX 0805. The increase in research and development expenses was partially offset by an $8.5 million reimbursement received from Ono and by lower expenses for the ONX 0801 program compared to 2009, when a milestone payment of $7.0 million was made to BTG International Limited. Under the terms of the license agreement with Ono, a percentage of the global development costs we incur for the development of carfilzomib and oprozomib is reimbursed by Ono. Research and development expenses also included stock-based compensation of $4.3 million in 2010 compared to $3.6 million in 2009.

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

Products/ Product Candidates	Description	Collabo- rator	Phase of Development — Estimated Completion	Research and Development Expenses for the Year Ended December 31,
				2011		2010		2009
				(In millions)
Carfilzomib	Proteasome inhibitor	Ono	Phase 2 — Unknown Phase 3 — Unknown	$148.9		$65.4		$8.5	(3)
Nexavar (sorafenib) Tablets(1)	Small molecule inhibitor of tumor cell proliferation and angiogenesis, targeting RAF, VEGFR-2, PDGFR-ß, KIT, FLT-3 and RET.	Bayer	Phase 1 — 2004 Phase 2 — Unknown Phase 3 — Unknown	89.9		103.0	(2)	101.4	(2)
ONX 0801	Compound targeting apha-folate receptor and inhibiting thymidylate synthase	BTG	Phase 1 — Unknown Phase 2 — Planned	2.6		5.2		16.7	(4)
ONX 0912	Oral proteasome inhibitor	Ono	Phase 1 — Unknown Phase 1b & Phase 2 — Planned	10.5		3.3		-
ONX 0914	Immunoproteasome inhibitor	-	Preclinical	1.3		1.4		0.1	(3)
ONX 0803, ONX 0805	Janus Kinase Inhibitors	S*BIO	Phase 1 & Phase 2 Unknown	14.3	(6)	6.8	(5)	0.7
Other	-	-	-	0.6		0.6		1.1

Total research and development expenses				$268.1		$185.7		$128.5

(1)	Aggregate research and development costs to date through December 31, 2011 incurred by us since fiscal year 2000 for the Nexavar project is $686.4 million.

(2)	Costs reflected include our share of product development costs incurred by Bayer for Nexavar.

(3)	Costs reflected are from the date of acquisition, November 16, 2009, through December 31, 2009.

(4)	Costs include a $7.0 million milestone payment in fiscal year 2009 made to BTG under our development and license agreement.

(5)	Costs include $5.8 million in expenses related to the amortization of the $20.0 million payment made to S*BIO in May 2010 for the expansion and acceleration of the development collaboration program for ONX 0803 and ONX 0805.

(6)	Costs include $12.7 million write-off of the remaining balance of the advance funding provided to S*BIO following the termination of its collaboration agreement and amendment of our rights with respect to ONX 0803 and ONX 0805, in May 2011.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses consist primarily of salaries, employee benefits, consulting, advertising and promotion expenses, legal costs, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs. Selling, general and administrative expenses, as compared to prior years were as follows:

	For the Year Ending December 31,			Change 2011 vs 2010		Change 2010 vs 2009
	2011	2010	2009	$	%	$	%
	(In thousands, except percentages)
Selling, general and administrative	$167,959	$114,167	$101,132	$53,792	47%	$13,035	13%

The 2011 increase in selling, general and administrative expenses compared to 2010 was primarily due to planned increases in employee headcount and related costs across all departments to support our planned growth, legal costs incurred in 2011 primarily for our lawsuit with Bayer, prudent pre-launch commercial costs for carfilzomib and increased facilities-related costs. Selling, general and administrative expenses also included stock-based compensation of $20.1 million in 2011, compared to $17.9 million in 2010. We expect our selling, general and administrative expenses to increase further due to increases in personnel and due to preparations for the potential launches of carfilzomib in various territories.

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

Contingent Consideration Expense.    Contingent consideration expense, as compared to prior years, was as follows:

	For the Year Ending December 31,			2011 vs 2010		2010 vs 2009
	2011	2010	2009	$	%	$	%
	(In thousands, except percentages)
Contingent consideration	$(93,468)	$92,930	$1,528	$(186,398)	-201%	$91,402	5982%

As a result of the acquisition of Proteolix in November 2009 under the terms of an Agreement and Plan of Merger, or the Merger Agreement, which was entered into in October 2009, we made a payment of $40.0 million in April 2010 and may be required to pay up to an additional $495.0 million payable in up to four earn-out payments upon the achievement of certain regulatory approvals for carfilzomib in the U.S. and Europe within pre-specified timeframes. In January 2011, we entered into Amendment No. 1 to the Merger Agreement, or the Amendment. Under the original Merger Agreement, the first of these additional earn-out payments would have been in the amount of $170.0 million if achieved by December 31, 2011, and would have been triggered by accelerated marketing approval for carfilzomib in the United States for relapsed/refractory multiple myeloma. As of December 31, 2011, we are no longer obligated to pay the earn-out payment of $170 million, since the milestone date has passed without the milestone having been achieved. However, the Amendment modifies this payment if the milestone is not achieved by the date originally contemplated on a sliding scale basis, as follows:

•

if accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved after the date originally contemplated, but within six months of the original date or June 30, 2012, subject to extension under certain circumstances, then the amount payable will be reduced to $130.0 million; and

•

if accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved more than six months after the date originally contemplated, but within 12 months of the original date or December 31, 2012, subject to extension under certain circumstances, then the amount payable will be reduced to $80.0 million.

The remaining earnout payments will continue to become payable in up to three additional installments as follows:

•	$65.0 million would be triggered by marketing approval on or before December 31, 2013 in the European Union for relapsed/refractory multiple myeloma;

•	$150.0 million would be triggered by marketing approval on or before March 31, 2016 in the United States for relapsed multiple myeloma; and

•	$150.0 million would be triggered by marketing approval on or before March 31, 2016 for relapsed multiple myeloma in the European Union.

We recorded a liability for this contingent consideration related to the four earn-out payments with a fair value of $160 million at December 31, 2011 based upon a discounted cash flow model that uses significant estimates and assumptions, including the probability of technical and regulatory success (“PTRS”) of the product candidate, carfilzomib. Contingent consideration (benefit)/expense is recorded for the change in the fair value of the recognized amount of the liability for contingent consideration.

During the year ended December 31, 2011, the Company recorded a benefit of $93.5 million, compared to contingent consideration expense of $92.9 million and $1.5 million in 2010 and 2009 respectively.

For the year ended December 31, 2011, the decrease in the fair value of the contingent consideration liability resulted from a $93.1 million benefit recognized based upon the revised probability weighted discounted cash flow. In a letter received December 9, 2011, the U.S. Food and Drug Administration (FDA) notified Onyx that they had granted Standard Review designation to the New Drug Application (NDA) for carfilzomib for the potential treatment of patients with relapsed and refractory multiple myeloma. The Prescription Drug User Fee Act (PDUFA) date for completion of review by the FDA of the NDA is July 27, 2012. In this letter, the agency advised the company that recent Oncology Drug Advisory Committee recommendations specify a preference for Phase 3 trials for the accelerated approval pathway. Our NDA for accelerated approval of carfilzomib was based on a Phase 2b trial. Also, based on its preliminary review and ongoing assessment of the application, the FDA outlined potential review issues including whether the application is sufficient to support an FDA conclusion that the data provided within the NDA meets accelerated approval criteria and whether the benefit and risk are appropriately balanced, given that the application is based on a single-arm study. As a result of this information, the liability associated with a potential future milestone payment triggered by accelerated marketing approval for carfilzomib in the United States for relapsed/refractory multiple myeloma was reduced to a maximum of $80.0 million, and the estimated probability of receiving accelerated regulatory approval in the U.S. was reduced. In addition, contingent consideration liability associated with a potential $65.0 million payment triggered by marketing approval for relapsed/refractory multiple myeloma in the European Union was removed, because based on current development timelines, Onyx does not expect approval will be obtained before the December 31, 2013 milestone expiration date. As a result of these reductions in the fair value of the liability for contingent consideration, a benefit of $93.5 million was recorded for full year 2011. Partially offsetting this decrease was an increase in the fair value of the non-current liability for contingent consideration due to the passage of time. Any further changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Consolidated Statements of Operations.

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

Lease Termination Exit Cost.    As a result of the Company’s consolidation of its facilities, on May 26, 2011, the Company ceased the use of facilities it previously occupied at 2100 Powell Street, Emeryville, California and a portion of its facilities at 333 Allerton Avenue, South San Francisco, California. During the fourth quarter of 2011, following the acceptance of the NDA filing for carfilzomib by the FDA, the Company reassessed the need for additional office space due to its ongoing development plans and reoccupied the remainder of the facility at 333 Allerton Avenue, South San Francisco, California. In connection with its exit from these facilities, during 2011, the Company recorded total exit costs of approximately $7.3 million, which includes $5.5 million related to operating lease obligations, adjusted for the effects of deferred rent liability recognized under purchase accounting; $1.1 million in other facility related costs and $0.7 million in property and equipment write-offs. The estimated costs disclosed are based on a number of assumptions, and actual results could materially differ. The aggregated exit costs amount is presented as a separate line item in the operating expenses of the condensed consolidated income statements titled lease termination exit costs.

Investment Income, net.    Investment income consists of interest income and realized gains or losses from the sale of investments. We had investment income of $2.4 million for the year ended December 31, 2011, a decrease of $0.4 million, or 15%, from $2.8 million in the same period in 2010. These decreases were primarily due to lower effective interest rates in the market as well as a change in the asset allocation of our investment portfolio. Our average cash balances in 2011 increased by $4.6 million from 2010, primarily as a result of $160 million in cash received from Bayer in the sale of the Japan royalty stream for Nexavar, which was partially offset by our increased operating expenses.

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

Interest Expense.    Interest expense was $20.2 million, $19.4 million and $6.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Interest expense primarily relates to the 4.0% convertible senior notes due 2016 issued in August 2009, and includes non-cash imputed interest expense of $10.1 million in 2011, $9.0 million in 2010 and $9.0 million in 2009, as a result of the application of ASC 470-20.

Other Expense.    Other expense of $4.1 million for the year ended December 31, 2011 primarily relates to a $3.8 million expense recorded for the impairment of our equity investment in S*BIO.

Income Taxes.    For the years ended December 31, 2011, 2010 and 2009, we recorded a provision (benefit) for income taxes of $0.3 million, ($0.8) million and $1.2 million, respectively, related to continuing operations. Our tax expense was related primarily to federal alternative minimum tax and state income taxes.

As of December 31, 2011, our net operating loss carryforwards for federal and state income tax purposes were approximately $157.6 million and $434.5 million. These net operating losses can be utilized to reduce future taxable income, if any. Approximately $64.5 million of the federal and $38.7 million of the state net operating loss carryforwards represent the stock option deduction arising from activity under our stock option plan, the benefit of which will increase additional paid in capital when realized. The federal net operating loss carryforwards expire beginning in 2026 through 2030, and the state net operating loss carryforwards expire beginning in 2016 through 2031 and may be subject to certain limitations. We also had research tax credit and orphan drug credit carryforwards of approximately $82.7 million for federal income tax purposes that expire beginning in 2012 through 2031 and $14.6 million for California income tax purposes that do not expire.

Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. As a result of these provisions, utilization of our net operating losses would be limited in the event of any future significant ownership changes. These annual limitation may result in the expiration of net operating losses and tax credit carryforwards before utilization. Please refer to Note 18 of the accompanying consolidated financial statements for further information regarding income taxes.

Acquired In-Process Research and Development

Intangible assets for in-process research and development, or IPR&D, consist of product candidates resulting from our acquisition of Proteolix, including carfilzomib, oprozomib and ONX 0914. We determined that the combined estimated fair values of carfilzomib, oprozomib and ONX 0914 was $438.8 million as of November 16, 2009, or the Acquisition Date. We used an income approach, which is a measurement of the present value of the net economic benefit or cost expected to be derived from an asset or liability, to measure the fair value of carfilzomib and a cost approach to measure the fair values of oprozomib and ONX 0914. Under the income approach, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. Under the cost approach, an intangible asset’s fair value is equal to the costs incurred to-date to develop the asset to its current stage.

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

For the other two intangible assets acquired, oprozomib and 0914, we used the costs incurred by Proteolix to develop these assets to their current stage as their fair value as result of the lack of financial projections for these assets in their current development stages, at the acquisition date.

These IPR&D programs represent Proteolix’s incomplete research and development projects which had not yet reached technological feasibility at acquisition. A summary of these programs and estimated fair values at the Acquisition Date is as follows:

Product Candidates	Description	Estimated Acquisition Date Fair Value (In thousands)
Carfilzomib	First in a new class of selective and irreversible proteasome inhibitors associated with prolonged target suppression, improved antitumor activity and low neurotoxicity for treatment against multiple myeloma and solid tumors.	$435,000
Oprozomib	Oral proteasome inhibitor for treatment against hematologic and solid tumors.	3,500
ONX 0914	Immunoproteasome inhibitor for treatment against rheumatoid arthritis and inflammatory bowel disease.	300

		$438,800

Liquidity and Capital Resources

With the exception of the profitability we achieved for the years ended December 31, 2011, 2009 and 2008, we have incurred significant annual net losses since our inception and have relied primarily on public and private financing; combined with milestone payments we received from our collaborators, to fund our operations.

At December 31, 2011, we had cash, cash equivalents and current and non-current marketable securities of $668.4 million compared to $577.9 million at December 31, 2010. The increase of $90.5 million was primarily attributable to a $160 million payment received from Bayer in October 2011 with the sale of the Nexavar royalty stream in Japan as well as a $15.1 million increase in cash from our collaboration with Bayer as a result of increased sales of Nexavar. Offsetting this increase was an increase in our operating expenses in 2011 as well as a $9.2 million interest payment on our 2016 Notes.

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

In 2011, our cash provided by operations was $50.5 million, compared to $28.4 million in 2010 and $35.1 million in 2009. In 2011, the cash provided by operations primarily related to $160 million payment received from Bayer in October 2011 with the sale of the Nexavar royalty stream in Japan. In 2010, the cash provided by operations primarily related to license revenue received from Ono of $59.2 million. In 2009, the cash provided by operations primarily related to net income earned for the year. Expenditures for capital equipment amounted to approximately $15.0 million in 2011, $7.0 million in 2010, and $1.3 million in 2009. Capital expenditures in 2010 were primarily for construction of facilities in South San Francisco, California that we leased and subleased beginning in July 2010 and for equipment to accommodate our employee growth. Please refer to Note 12, “Commitments and Contingencies” of the accompanying consolidated financial statements for further information. Capital expenditures in 2011 and 2010 were primarily for equipment to accommodate our employee growth.

At December 31, 2011, our investment portfolio includes $23.8 million AAA rated securities with an auction reset feature (“auction rate securities”) that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the auction rate securities with a par value of $23.8 million as non-current marketable securities on the accompanying Consolidated Balance Sheet. We have determined the fair value to be $22.1 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $1.8 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. An increase in either of these assumptions could result in a $1.2 million decrease in value. Alternatively, a decrease in either of these assumptions could result in a $1.3 million increase in value.

Currently, we believe these investments are not other-than-temporarily impaired as all of them are substantially backed by the federal government, but it is not clear in what period of time they will be settled. We do not intend to sell the securities and we believe it is not more likely than not that we will be required to sell the securities prior to the recovery of their amortized cost bases. We believe that, even after reclassifying these securities to non-current assets and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and current marketable securities will be sufficient to meet our anticipated cash needs beyond 2012.

We anticipate our operating costs to increase in 2012 as we continue to incur expenses towards the development of carfilzomib, oprozomib and ONX 0914. In addition, the terms of the agreement and plan of merger for Proteolix provide that we may be required to pay up to an additional $495 million in earn-out payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones.

In July 2010, we entered into arrangements to lease and sublease a total of approximately 126,493 square feet located at 249 East Grand Avenue, South San Francisco, California. The total monthly base rent in the first year for both the lease and sublease was approximately $294,000 beginning in September 2010. As of December 31, 2011, the total obligation lease obligations will be approximately $53.8 million.

In November 2011, we entered into arrangements to lease a total of approximately 170,618 square feet located at 259 East Grand Avenue, South San Francisco, California and anticipate that we will incur cash outlays associated with the lease of these premises. The total monthly base rent in the first year for the lease is approximately $3.6 million and is expected to begin in 2013. The total lease obligation will be approximately $72.3 million. As part of the lease, we paid a refundable deposit of $6.2 million in 2011, that we expect to receive in the first quarter of 2012, following the waiver of a termination right to the lease.

We believe that our existing capital resources and interest thereon will be sufficient to fund our current and planned operations beyond 2012. However, if we change our development plans, including acquiring or developing additional product candidates or complementary businesses, we may need additional funds sooner than we expect. We anticipate that we will incur cash outlays to conduct and support additional clinical trials both currently underway and planned for the development of carfilzomib and our other development candidates. We also expect to incur cash outlays as we prepare for a potential commercial launch of carfilzomib, should it receive marketing approval. Further, we may be obligated to make up to an additional $495.0 million of contingent earn-out payments upon the achievement of regulatory approvals for carfilzomib in the U.S. and Europe, payable in either cash or common stock, at our discretion. The terms of the development and license agreement dated November 6, 2008 with BTG provide that we may be required to make payments to BTG of up to $65.0 million upon the attainment of certain global development and regulatory milestones, plus additional milestone payments upon the achievement of certain marketing approvals and commercial milestones.

While most of our anticipated development costs are unknown at the current time, we may need to raise additional capital to continue the funding of our product development programs and our development plans in future periods beyond 2012. We intend to seek any required additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

Contractual Obligations and Commitments

Our contractual obligations for the next five years and thereafter are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)
Convertible senior notes due 2016	$276,000	$9,200	$18,400	$248,400	$0
Lease obligations (3)	134,306	9,178	20,435	21,135	83,558
Liability for contingent consideration	495,000	130,000	65,000	300,000	(1)
Milestone payments — BTG	65,000	(2)	(2)	(2)	(2)

	$970,306	$148,378	$103,835	$569,535	$83,558

(1)	The terms of the Agreement and Plan of Merger dated October 12, 2009 and Amendment No. 1 to the Agreement and Plan of Merger dated January 27, 2011 for the acquisition of Proteolix provide that we may be required to pay up to an additional $495.0 million in earn-out payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones. The amounts by year are the maximum amounts that could be owed based on contractual agreements. Actual payments are based on meeting certain milestones including marketing approval of carfilzomib in the United States and the European Union. See Note 5 “Acquisition of Proteolix” of the accompanying consolidated financial statements for further information regarding the amounts payable to former stockholders of Proteolix.

(2)	The terms of the development and license agreement dated November 6, 2008 with BTG provide that we may be required to make payments to BTG of up to $65.0 million upon the attainment of certain global development and regulatory milestones, plus additional milestone payments upon the achievement of certain marketing approvals and commercial milestones. We are also required to pay royalties to BTG on any future product sales.

(3)	Included $72.3 million related to an arrangement to lease up to 170,618 square feet in a building to be constructed adjacent our corporate headquarters in South San Francisco, California. Even though we did not have a lease commitment at December 31, 2011, we included this lease in the table, following the waiver of our termination right in February 2012.

Our corporate headquarters, including our principal offices, are currently located in South San Francisco, California. We began occupying these premises in May 2011, when we moved our corporate headquarters from Emeryville, California to South San Francisco, California. In July 2010, we entered into arrangements to lease and sublease a total of approximately 126,493 square feet located at our corporate headquarters in South San Francisco, California. The sublease and the lease expire in 2015 and approximately 2024, respectively. Upon expiration of the sublease, the lease will be automatically expanded to include the premises subject to the sublease. The lease includes two successive five-year options to extend the term of the lease to 2034. In November 2011, we entered into an arrangement to lease up to an additional 170,618 square feet in a building to be constructed adjacent to our corporate headquarters in South San Francisco, California and this lease is expected to expire in approximately 2024. The lease includes two successive five-year options to extend the term of the lease to 2034. The lease also includes a one-time option to lease additional premises that will be constructed after the exercise of the option. If the option is exercised, the term of the lease will be automatically extended by ten years. Please refer to Note 12, “Commitments and Contingencies” of the accompanying Consolidated Financial Statements for further information regarding our lease obligations.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210).” This update provides enhanced disclosure requirements regarding the nature of an entity’s right of offset related to arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, the amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for the Company beginning in the first quarter of fiscal year 2014. This pronouncement is effective for financial reporting period beginning on or after January 1, 2013 and full retrospective application is required. The adoption of this amendment concerns disclosure only and the Company does not expect it to have an impact on its consolidated financial position, results of operations or cash flows.

In September 2011, the Financial Accounting Standards Board (“the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles — Goodwill and Other (Topic 350). The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required. This pronouncement is effective for fiscal years beginning after December 15, 2011. The Company early adopted this standard in December 2011, as reflected in footnote 1 of its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update NO, 2011-05.” which defers certain requirements within ASU 2011-05. The Company anticipates that the adoption of this accounting standard may materially change the presentation of its consolidated financial statements. However, the Company does not expect that the adoption of this accounting standard update will have any material impact on its results of operations or financial position.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve principal. We believe that we take a conservative approach to investing our cash in that we invest only in highly-rated securities, diversify our portfolio of investments by limiting the exposure to any one issuer and maintain a short over-all duration. Our portfolio consists of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, U.S. government and government-related securities, investment grade corporate and municipal bonds. While we believe we take active measures to mitigate investment risk, such risks cannot be fully eliminated because of market circumstances particularly in the last few years. Our cash equivalents and investments are subject to market risk due to changes in interest rates. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. As part of our risk management procedures, we use analytical techniques including sensitivity analysis to monitor the interest rate risk in our portfolio. If market interest rates were to increase or decrease by 100 basis points, or 1%, as of December 31, 2011, the fair value of our portfolio would decline or increase, respectively, by approximately $3.9 million. Additionally, a hypothetical increase or decrease of 1% in market interest rates during the year ended December 31, 2011 would have resulted in a change of $4.7 million in our investment income for the year ended December 31, 2011.

The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at December 31, 2011:

	2011			2010
	Maturity	Fair Value (In millions)	Average Interest Rate	Maturity	Fair Value (In millions)	Average Interest Rate
Cash equivalents, fixed rate	0 — 3 months	$62.0	0.09%	0 — 3 months	$113.9	0.48%
Marketable securities, fixed rate	over 3 months	$498.0	0.56%	over 3 months	$351.5	0.57%

Our 2016 Notes, with a total par value of $230.0 million at December 31, 2011, bear interest at a fixed rate of 4.0%. Due to the fixed interest rate, we have no exposure to interest rate fluctuations. However, underlying market risk exists related to an increase in our stock price which may make the conversion of our 2016 Notes to common stock beneficial to the holders of such notes. Conversion of the 2016 Notes currently would have a dilutive effect on any future earnings and book value per common share.

Liquidity Risk

At December 31, 2011, our investment portfolio includes $23.8 million AAA rated securities with an auction reset feature (“auction rate securities”) that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the auction rate securities with a par value of $23.8 million as non-current marketable securities on the accompanying Consolidated Balance Sheet as December 31, 2011. We have determined the fair value to be $22.1 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $1.8 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. An increase in either of these assumptions could result in a $1.2 million decrease in value. Alternatively, a decrease in either of the assumptions could result in a $1.3 million increase in value.

Foreign Currency Exchange Rate Risk

A majority of Nexavar sales are generated outside of the United States, and a significant percentage of Nexavar commercial and development expenses are incurred outside of the United States. Our revenue from collaboration agreement is dependent on these foreign currency denominated activities. In addition, we incur research and development and general and administrative expenses outside of the United States. As a result of these underlying non-U.S. Dollar denominated activities, fluctuations in foreign currency exchange rates affect our operating results. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. Dollars for presentation in our financial statements, as well as our operating margins. The primary foreign currency that we are exposed to is the Euro. A hypothetical increase or decrease of 1% in exchange rates between the Euro versus the U.S. Dollar during the year ended December 31, 2011 would have resulted in a $0.3 million change in our net income based on our expected exposures. For the Euro, we utilize an average exchange rate for the reporting period.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

Our Consolidated Financial Statements and notes thereto appear on pages 78 to 121 of this Annual Report on Form 10-K.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:    The Company’s chief executive officer and principal financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011 to ensure the information required to be disclosed by the Company in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting:    The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective at the reasonable assurance level based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control over Financial Reporting:    There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Onyx Pharmaceuticals, Inc.

We have audited Onyx Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Onyx Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Onyx Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Onyx Pharmaceuticals, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Onyx Pharmaceuticals, Inc. and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Redwood City, California

February 27, 2012

Item 9B.  Other information

Not applicable.

PART III.

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company’s Annual Meeting of Stockholders to be held on May 21, 2012, or the 2012 Definitive Proxy Statement, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under this Item 10 is incorporated by reference from our 2012 Definitive Proxy Statement.

Item 11.  Executive Compensation

The information required under this Item 11 is incorporated by reference from our 2012 Definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from our 2012 Definitive Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2011

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category(1)	Column a	Column b	Column c
Equity compensation plans approved by security holders	6,933,797	$31.28	4,406,064	(2)

(1)	We have no equity compensation plans not approved by security holders.

(2)	This amount includes 275,176 shares that remain available for purchase under our Employee Stock Purchase Plan. Under the 2005 Equity Incentive Plan, as amended, shares available for issuance should be reduced by one and six tenths (1.6) shares for each share of common stock available for issuance pursuant to a stock purchase award, stock bonus award, stock unit award or other stock award granted. With this adjustment, the total amount available for future issuance would be reduced to 2,856,981 shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required under this Item 13 is incorporated by reference from our 2012 Definitive Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The information required under this Item 14 is incorporated by reference from our 2012 Definitive Proxy Statement.

Consistent with Section 10A (i)(2) of the Securities Exchange Act of 1934, as amended, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of our consolidated financial statements. Ernst & Young LLP did not provide any non-audit services related to the year ended December 31, 2011.

PART IV.

Item 15.  Exhibits, Consolidated Financial Statement Schedules

(a)	Documents filed as part of this report.

(1)	Index to Consolidated Financial Statements

The Consolidated Financial Statements required by this item are submitted in a separate section beginning on page 78 of this Report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Consolidated Financial Statement Schedules

Consolidated Financial statement schedules have been omitted because the information required to be set forth therein is not applicable.

Exhibits

Exhibit Number	Description of Document
2.1(1)*	Agreement and Plan of Merger dated as of October 10, 2009 among the Company, Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.
2.2(34)*	Amendment No. 1 to Agreement and Plan of Merger dated as of January 27, 2011 between the Company and Shareholder Representative Services LLC.
3.1(2)	Restated Certificate of Incorporation of the Company.
3.2(3)	Amended and Restated Bylaws of the Company.
3.3(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.4(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.5(37)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2(2)	Specimen Stock Certificate.
4.3(6)	Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.
4.4(6)	First Supplemental Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.
4.5(6)	Form of 4.00% Convertible Senior Note due 2016.
10.1(i)(35)*	Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.
10.1(ii)(7)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 24, 1996.
10.1(iii)(7)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated February 1, 1999.
10.1(iv)**	Fourth Amendment to Collaboration Agreement between Bayer Corporation and the Company dated October 11, 2011.
10.1(v)**	Settlement Agreement and Release, between Bayer Corporation, Bayer AG, Bayer HealthCare LLC and Bayer Pharma AG and the Company dated October 11, 2011.

Exhibit Number	Description of Document
10.1(vi)**	Agreement Regarding regorafenib, between Bayer HealthCare LLC and the Company dated October 11, 2011.
10.2(i)(33)*	Amended and Restated Research, Development and Marketing Collaboration Agreement effective as of May 2, 1995 between the Company and Warner-Lambert Company.
10.2(ii)(8)*	Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.
10.2(iii)(8)*	Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.
10.2(iv)(8)*	Second Amendment to the Amended and Restated Research, Development and Marketing Agreement between Warner-Lambert and the Company dated May 2, 1995.
10.2(v)(8)*	Second Amendment to Research, Development and Marketing Collaboration Agreement between Warner-Lambert and the Company dated July 31, 1997.
10.2(vi)(9)*	Amendment #3 to the Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.2(vii)(10)*	Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.3(11)*	Technology Transfer Agreement dated April 24, 1992 between Chiron Corporation and the Company, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20, 1994 and in the Letter Agreement dated March 29, 1996.
10.4(2)+	Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.
10.5(2)+	1996 Equity Incentive Plan.
10.6(2)+	1996 Non-Employee Directors’ Stock Option Plan.
10.7(12)+	1996 Employee Stock Purchase Plan.
10.8(2)+	Form of Indemnity Agreement to be signed by executive officers and directors of the Company.
10.9(i)(13)+	Form of Executive Change in Control Severance Benefits Agreement.
10.9(ii)(36)+	Amended and Restated Executive Change in Control Severance Benefits Agreement between the Company and Ted W. Love, M.D., dated as of May 18, 2011.
10.9(iii)(36)+	Amended and Restated Executive Change in Control Severance Benefits Agreement between the Company and Kaye Foster-Cheek, dated as of May 18, 2011.
10.10(i)(14)*	Collaboration Agreement between the Company and Warner-Lambert Company dated October 13, 1999.
10.10(ii)(9)*	Amendment #1 to the Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.10(ii)(15)*	Second Amendment to the Collaboration Agreement between the Company and Warner-Lambert Company dated September 16, 2002.
10.11(16)	Stock and Warrant Purchase Agreement between the Company and the investors dated May 6, 2002.
10.12(i)(17)	Sublease between the Company and Siebel Systems dated August 5, 2004.
10.12(ii)(18)	First Amendment to Sublease between the Company and Oracle USA Inc., dated November 3, 2006.
10.13(i)(19)+	2005 Equity Incentive Plan.
10.13(ii)(18)+	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.
10.13(iii)(18)+	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan and the Non-Discretionary Grant Program for Directors.

Exhibit Number	Description of Document
10.13(iv)(20)+	Form of Stock Bonus Award Grant Notice and Agreement between the Company and certain award recipients.
10.13(v)(35)+	Form of Stock Unit Award Grant Notice and Agreement between the Company and certain award recipients.
10.14(7)*	United States Co-Promotion Agreement by and between the Company and Bayer Pharmaceuticals Corporation, dated March 6, 2006.
10.15(i)(21)+	Letter Agreement between Laura A. Brege and the Company, dated May 19, 2006.
10.15(ii)(38)+	Retirement and Consulting Agreement between Laura A. Brege and the Company, dated November 14, 2011.
10.16	Reserved.
10.17(22)	Common Stock Purchase Agreement between the Company and Azimuth Opportunity Ltd., dated September 29, 2006.
10.18(32)+	Letter Agreement between Michael Kauffman, M.D., and the Company, dated October 10, 2009.
10.19(31)+	Base Salaries for Fiscal Year 2011, Cash Bonuses for Fiscal Year 2010 and 2011 Equity Compensation Awards for Named Executive Officers.
10.20(i)(24)+	Employment Agreement between the Company and N. Anthony Coles, M.D., dated as of February 22, 2008.
10.20(ii)(23)	Amendment to Executive Employment Agreement between the Company and N. Anthony Coles, M.D., effective as of March 12, 2009.
10.21(24)+	Executive Change in Control Severance Benefits Agreement between the Company and N. Anthony Coles, M.D., dated as of February 22, 2008.
10.22(i)(32)*	License and Supply Agreement, dated October 12, 2005, by and between CyDex, Inc. and Proteolix, Inc., as amended.
10.22(ii)(35)	Amendment to Exhibit A of License and Supply Agreement dated as of October 12, 2005, by and between CyDex Pharmaceuticals, Inc. (formerly CyDex, Inc.) and Proteolix, Inc., as amended.
10.23	Reserved.
10.24	Reserved.
10.25(3)+	Onyx Pharmaceuticals, Inc. Executive Severance Benefit Plan.
10.26(26)+	Letter Agreement between the Company and Matthew K. Fust, dated December 12, 2008.
10.27(27)*	Development and License Agreement between the Company and BTG International Limited, dated as of November 6, 2008.
10.28(i)(23)+	Letter Agreement between the Company and Juergen Lasowski, Ph.D., dated April 28, 2008.
10.28(ii)(23)+	Amendment to Letter Agreement between the Company and Juergen Lasowski, Ph.D., effective as of March 12, 2009.
10.29(28)+	Executive Employment Agreement between the Company and Suzanne M. Shema, effective as of August 31, 2009.
10.30(29)+	Letter Agreement between the Company and Ted Love, M.D., effective as of January 28, 2010.
10.31(29)+	Letter Agreement between the Company and Michael Kauffman, M.D., effective as of April 1, 2010.
10.32(30)+	Letter Agreement between the Company and Kaye Foster-Cheek, effective as of September 30, 2010.
10.33(30)+	Separation and Consulting Agreement between the Company and Judy Batlin, effective as of September 30, 2010.

Exhibit Number	Description of Document
10.34(i)(30)	Lease Agreement (249 E. Grand) between the Company and ARE-SAN FRANCISCO No. 12, LLC, dated as of July 9, 2010, as amended by that certain Letter Agreement between the Company and ARE-SAN FRANCISCO No. 12, dated as of July 9, 2010.
10.34(ii)	First Amendment to Lease Agreement (249 E. Grand) between the Company and ARE-SAN FRANCISCO No. 12, LLC, dated as of November 1, 2011.
10.35(30)	Sublease between the Company and Exelixis, Inc., dated as of July 9, 2010.
10.36(30)*	License, Development and Commercialization Agreement between the Company and Ono Pharmaceutical Co., Ltd., dated as of September 7, 2010.
10.37(33)+	Separation and Consulting Agreement between the Company and Michael Kauffman, effective as of December 31, 2010.
10.38	Lease Agreement (259 E. Grand) between the Company and ARE-SAN FRANCISCO No. 12, LLC, dated as of November 1, 2011, as amended by that certain Letter Agreement between the Company and ARE-SAN FRANCISCO No. 12, dated as of November 1, 2011.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b)and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101***	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the Year Ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the Year Ended December 31, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

*	Confidential treatment has been received for portions of this document.

**	Confidential treatment has been sought for portions of this document.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on October 13, 2009.

(2)	Filed as an exhibit to Onyx’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(3)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on December 5, 2008.

(4)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(6)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on August 12, 2009.

(7)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(8)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2002. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(9)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(10)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(11)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2001. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(12)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 25, 2007.

(13)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on June 10, 2008.

(14)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on March 1, 2000.

(15)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(16)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 filed on June 5, 2002 (No. 333-89850).

(17)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(18)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2006.

(19)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 28, 2010.

(20)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on July 12, 2006.

(21)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on June 12, 2006.

(22)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on September 29, 2006.

(23)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(24)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 26, 2008.

(25)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on June 23, 2008.

(26)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on December 23, 2008.

(27)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2008.

(28)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(29)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(30)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(31)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 4, 2011.

(32)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2009.

(33)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2010.

(34)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 2, 2011.

(35)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

(36)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 18, 2011.

(37)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 27, 2011.

(38)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on November 18, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of South San Francisco, State of California, on the 27th day of February, 2012.

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

Signature	Title	Date

/S/ N. ANTHONY COLES N. Anthony Coles	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/S/ MATTHEW K. FUST Matthew K. Fust	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2012

/S/ PAUL GODDARD Paul Goddard, Ph.D.	Director	February 24, 2012

/S/ ANTONIO GRILLO-LOPEZ Antonio Grillo-Lopez, M.D.	Director	February 24, 2012

/S/ MAGNUS LUNDBERG Magnus Lundberg	Director	February 24, 2012

/S/ CORINNE H. NEVINNY Corinne H. Nevinny	Director	February 24, 2012

/S/ WILLIAM R. RINGO William R. Ringo	Director	February 24 , 2012

/S/ WENDELL WIERENGA Wendell Wierenga, Ph.D.	Director	February 24, 2012

/S/ THOMAS G. WIGGANS Thomas G. Wiggans	Director	February 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Onyx Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Onyx Pharmaceuticals, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Onyx Pharmaceuticals, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Onyx Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Redwood City, California

February 27 , 2012

ONYX PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$171,552	$226,340
Marketable securities, current	474,791	322,973
Restricted cash	-	31,910
Receivable from collaboration partners	57,941	51,412
Prepaid expenses and other current assets	27,565	12,549

Total current assets	731,849	645,184
Marketable securities, non-current	22,102	28,555
Property and equipment, net	19,734	10,822
Intangible assets — in-process research and development	438,800	438,800
Goodwill	193,675	193,675
Other assets	13,377	35,599

Total assets	$1,419,537	$1,352,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60	$16
Accrued liabilities	31,168	16,866
Accrued clinical trials and related expenses	39,574	15,093
Accrued compensation	15,639	9,251
Liability for contingent consideration, current	22,174	-
Lease termination exit costs	3,177	-
Escrow account liability	-	31,634

Total current liabilities	111,792	72,860
Convertible senior notes due 2016	162,893	152,701
Liability for contingent consideration	137,816	253,458
Deferred tax liability	157,226	157,090
Other liabilities	26,397	18,952
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 63,928,082 and 62,855,376 shares issued and outstanding as of December 31, 2011 and 2010, respectively	64	63
Additional paid-in capital	1,289,080	1,238,204
Receivable from stock option exercises	(434)	(6)
Accumulated other comprehensive loss	(2,011)	(1,291)
Accumulated deficit	(463,286)	(539,396)

Total stockholders’ equity	823,413	697,574

Total liabilities and stockholders’ equity	$1,419,537	$1,352,635

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	( In thousands, except per share amounts )
Revenue:
Revenue from collaboration agreement	$286,963	$265,350	$250,390
License revenue	-	59,165	-
Contract revenue from collaborations	160,211	-	1,000

Total revenue	447,174	324,515	251,390

Operating expenses:
Research and development	268,060	185,740	128,506
Selling, general and administrative	167,959	114,167	101,132
Contingent consideration	(93,468)	92,930	1,528
Lease termination exit costs	6,317	-	-

Total operating expenses	348,868	392,837	231,166

Income (Loss) from operations	98,306	(68,322)	20,224
Investment income, net	2,405	2,829	4,028
Interest expense	(20,224)	(19,400)	(6,858)
Other expense	(4,103)	(773)	-

Income (Loss) before provision (benefit) for income taxes	76,384	(85,666)	17,394
Provision (benefit) for income taxes	274	(819)	1,233

Net income (loss)	$76,110	$(84,847)	$16,161

Basic net income (loss) per share	$1.20	$(1.35)	$0.27

Diluted net income (loss) per share	$1.19	$(1.35)	$0.27

Shares used in computing basic net loss per share	63,422	62,618	59,215

Shares used in computing diluted net loss per share	64,010	62,618	59,507

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Receivable From Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except shares and per share amounts)
Balances at December 31, 2008	56,560,244	$57	$950,628	$(455)	$(4,320)	$(470,710)	$475,200
Exercise of stock options	552,607	-	12,167	450	-	-	12,617
Issuance of common stock in connection with follow-on public offering	4,600,000	5	133,914	-	-	-	133,919
Warrant exercise	5,852	-	-	-	-	-	-
Stock-based compensation, related to stock option grants	-	-	16,669	-	-	-	16,669
Tax benefit associated with stock options	-	-	35	-	-	-	35
Issuance of common stock pursuant to employee stock purchase plan	45,435	-	1,647	-	-	-	1,647
Restricted stock awards issued, net of forfeitures	496,045	-	5,390	-	-	-	5,390
Equity component of convertible senior notes due 2016	-	-	86,560	-	-	-	86,560
Comprehensive income:
Change in unrealized gain (loss) on investments	-	-	-	-	2,358	-	2,358
Net income	-	-	-	-	-	16,161	16,161

Comprehensive income							18,519

Balances at December 31, 2009	62,260,183	62	1,207,010	(5)	(1,962)	(454,549)	750,556
Exercise of stock options	323,436	1	6,863	(1)	-	-	6,863
Stock-based compensation, related to stock option grants	-	-	17,385	-	-	-	17,385
Issuance of common stock pursuant to employee stock purchase plan	78,991	-	2,129	-	-	-	2,129
Restricted stock awards issued, net of forfeitures	192,766	-	4,817	-	-	-	4,817
Comprehensive loss:
Change in unrealized gain (loss) on investments	-	-	-	-	732	-	732
Change in unrealized gain (loss) on cash flow hedges	-	-	-	-	(61)	-	(61)
Net loss	-	-	-	-	-	(84,847)	(84,847)

Comprehensive loss							(84,176)

Balances at December 31, 2010	62,855,376	63	1,238,204	(6)	(1,291)	(539,396)	697,574
Exercise of stock options	819,370	1	22,115	(428)	-	-	21,688
Stock-based compensation, related to stock option grants	-	-	20,255	-	-	-	20,255
Issuance of common stock pursuant to employee stock purchase plan	80,160	-	2,601	-	-	-	2,601
Restricted stock awards issued, net of forfeitures	173,176	-	5,905	-	-	-	5,905
Comprehensive loss:
Change in unrealized gain (loss) on investments	-	-	-	-	(781)	-	(781)
Change in unrealized gain (loss) on cash flow hedges	-	-	-	-	61	-	61
Net loss	-	-	-	-	-	76,110	76,110

Comprehensive loss							75,390

Balances at December 31, 2011	63,928,082	$64	$1,289,080	$(434)	$(2,011)	$(463,286)	$823,413

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$76,110	$(84,847)	$16,161
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gains on sales of current marketable securities	(642)	(90)	32
Depreciation and amortization	5,463	3,641	1,625
Stock-based compensation	27,081	22,797	22,561
Excess tax benefit from stock-based awards	-	-	(35)
Amortization of convertible senior notes discount and debt issuance costs	10,192	9,655	3,371
Accretion of lease termination exit costs liability	345	-	-
Changes in fair value of liability for contingent consideration	(93,468)	92,930	1,528
Property and Equipment write-off	732	-	-
Impairment of equity investment	3,750	-	-
Deferred income taxes	136	(11,860)	-
Changes in operating assets and liabilities:
Restricted cash	-	(310)	-
Receivable from collaboration partners	(6,529)	6	(15,582)
Prepaid expenses and other current assets	(14,955)	(3,013)	(1,582)
Other assets	18,472	(15,527)	17
Accounts payable	44	(1,347)	843
Accrued liabilities	14,302	5,014	4,579
Accrued clinical trials and related expenses	24,481	1,278	(988)
Accrued compensation	6,388	(3,897)	2,925
Escrow liability	(31,634)	34	-
Lease termination exit costs liability	2,832	-	-
Other liabilities	7,445	13,893	(383)

Net cash (used in) provided by operating activities	50,545	28,357	35,072

Cash flows from investing activities:
Acquisition of Proteolix, Inc. net of cash required	-	-	(252,514)
Purchases of marketable securities	(614,511)	(508,508)	(742,290)
Sales of marketable securities	169,660	277,891	106,846
Maturities of marketable securities	299,347	359,525	381,050
Transfers from restricted cash	31,910	(4,000)	-
Payment for liability for contingent consideration, current	-	(36,000)	-
Capital expenditures	(15,107)	(6,990)	(1,300)

Net cash (used in) provided by investing activities	(128,701)	81,918	(508,208)

Cash flows from financing activities:
Repayment of notes payable	-	-	(8,160)
Repurchases of restricted stock awards	(181)	(78)	(18)
Payment to collaboration partner	-	-	(16,633)
Net proceeds from issuances of common stock	23,549	8,475	147,699
Proceeds from issuance of convertible senior notes	-	-	230,000
Convertible senior notes debt issuance costs	-	-	(7,271)
Excess tax benefit from stock-based awards	-	-	35

Net cash provided by financing activities	23,368	8,397	345,652

Net increase (decrease) in cash and cash equivalents	(54,788)	118,672	(127,484)
Cash and cash equivalents at beginning of period	226,340	107,668	235,152

Cash and cash equivalents at end of period	$171,552	$226,340	$107,668

Supplemental cash flow data
Cash paid during the period for income taxes	$94	$537	$506
Cash paid during the period for interest	$9,200	$9,277	$-

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

The Company has broadened its pipeline through its collaboration with Bayer, including regorafenib, an oral multi-kinase inhibitor developed by Bayer which targets angiogenic, stromal and oncogenic receptor tyrosine kinase (RTK); through its acquisition of anti-cancer compounds, including carfilzomib, a selective proteasome inhibitor the Company is developing for the potential treatment of patients with multiple myeloma and solid tumors; and through the acquisition of rights to development-stage and novel anti-cancer agents.

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

Revenue from Collaboration Agreement

In accordance with ASC Subtopic 808-10, Collaborative Arrangements, the Company records its share of the pre-tax commercial profit generated from the collaboration with Bayer, reimbursement of its shared marketing costs related to Nexavar and royalty revenue in one line item, “Revenue from collaboration agreement.” The Company’s portion of shared collaboration research and development expenses is not included in the line item “Revenue from collaboration agreement,” but is reflected under operating expenses. According to the terms of the collaboration agreement, the companies share all research and development, marketing, and non-U.S. sales expenses. The Company and Bayer each bear their own U.S. sales force and medical science liaison expenses related to Nexavar. These costs, which are related to the Company’s U.S. sales force and medical science liaisons, are recorded in selling, general and administrative expenses. Bayer recognizes all revenue under the Nexavar collaboration and incurs the majority of expenses relating to the development and marketing of Nexavar.

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

Non-refundable option payments, including those previously made under the Company’s agreement with S*BIO, that do not have any future alternative use are recorded as research and development expense. Not all research and development costs are incurred by the Company. A significant portion of the Company’s total research and development expenses, approximately 31% in 2011, 49% in 2010 and 63% in 2009, relates to the Company’s cost sharing arrangement with Bayer and represents the Company’s share of the research and development costs incurred by Bayer. As a result of the cost sharing arrangement between the Company and Bayer, there was a net reimbursable amount of $79.2 million, $78.8 million and $63.7 million to Bayer for the years ended December 31, 2011, 2010 and 2009, respectively. Such amounts were recorded based on invoices and estimates the Company receives from Bayer. When such invoices have not been received, the Company must estimate the amounts owed to Bayer based on discussions with Bayer. For the periods covered in the financial statements presented, there have been no significant or material differences between actual amounts and estimates. However, if the Company underestimates or overestimates the amounts owed to Bayer, the Company may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment.

Stock-Based Compensation

The Company accounts for stock-based compensation of stock options granted to employees and directors and of employee stock purchase plan shares by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The Company estimates expected volatility based upon a combination of historical and implied stock prices. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. The expected option term calculation incorporates historical employee exercise behavior and post-vesting employee termination rates. The Company accounts for stock-based compensation of restricted stock award grants by amortizing the fair value of the restricted stock award grants, which is the grant date market price, over the applicable vesting period. Compensation cost for restricted stock and stock option awards that contain performance or market conditions is based on the grant date fair value of the award. Compensation expense is recorded over the implicit or explicit requisite service period based on management’s best estimate as to whether it is probable that the shares awarded are expected to vest. Previously recognized compensation expense is fully reversed if performance targets are not satisfied. The Company assesses the probability of the performance indicators being met on a continuous basis and records compensation expense from that date, over the remainder of the requisite service period.

The net income for the year ended December 31, 2011 includes employee stock-based compensation expense of $26.4 million, or $0.41 per diluted share. The net loss for the years ended December 31, 2010 and December 31, 2009 includes employee stock-based compensation expense of $22.1 million, or $0.35 per diluted share, and $21.1 million, or $0.35 per diluted share, respectively. As of December 31, 2011, the total unrecorded stock-based compensation expense for unvested stock options, net of expected forfeitures, was $37.9 million, which is expected to be amortized over a weighted-average period of 2.7 years. As of December 31, 2011, the total unrecorded stock-based compensation expense for unvested restricted stock awards, net of expected forfeitures, was $9.2 million, which is expected to be amortized over a weighted-average period of 1.6 years.

All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model. The option arrangements are subject to periodic remeasurement over their vesting terms. The Company recorded compensation expense related to option grants to non-employees of $0.6 million, $0.7 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The assumptions used in computing the fair value of stock-based awards reflect the Company’s best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of the Company’s control. In addition, the Company’s estimate of future stock-based compensation expense will be affected by a number of items including the Company’s stock price, the number of stock options the Company’s board of directors may grant in future periods, as well as a number of complex and subjective valuation adjustments and the related tax effect. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the years ended December 31, 2011, 2010 and 2009 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

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

Dilutive potential common shares for dilutive convertible senior notes are calculated based on the “if-converted” method. Under the “if-converted” method, when computing the dilutive effect of convertible senior notes, the numerator is adjusted to add back the amount of interest and debt issuance costs recognized in the period and the denominator is adjusted to add back the amount of shares that would be issued if the entire obligation is settled in shares. As of December 31, 2011, the Company’s outstanding indebtedness consisted of its 4.0% convertible senior notes due 2016, or the 2016 Notes.

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

The computations for basic and diluted net income (loss) per share were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Numerator:
Net income (loss) — basic	$76,110	$(84,847)	$16,161
Add: interest and issuance costs related to convertible senior notes	-	-	-

Net income (loss) — diluted	$76,110	$(84,847)	$16,161

Denominator:
Weighted average common shares outstanding — basic	63,422	62,618	59,215
Dilutive effect of stock options	588	-	292

Weighted average common shares outstanding and dilutive potential common shares — diluted	64,010	62,618	59,507

Net income (loss) per share:
Basic	$1.20	$(1.35)	$0.27

Diluted	$1.19	$(1.35)	$0.27

Under the “if-converted” method, 5.8 million potential common shares relating to the 2016 Notes were not included in diluted net income (loss) per share for the years ended December 31, 2011 and 2010 because their effect would be anti-dilutive. Diluted net income (loss) per share does not include the effect of 4.3 million, 5.1 million and 4.0 million stock-based awards that were outstanding during the years ended December 31, 2011, 2010 and 2009. These stock-based awards were not included in the computation of diluted net income (loss) per share because the proceeds received, if any, from such stock-based awards combined with the average unamortized compensation costs were greater than the average market price of the Company’s common stock, and, therefore, their effect would have been antidilutive.

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

The Company follows the authoritative guidance under ASC 740, formerly FASB Interpretation No. 48 (“FIN 48”) which clarifies the accounting for uncertainty in tax positions recognized in the financial statements. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Fair Value Measurements

In accordance with ASC Subtopic 820-10, Fair Value Measurements and Disclosures, the carrying amounts of certain financial instruments of the Company, including cash equivalents, marketable securities and liabilities for contingent consideration, continue to be valued at fair value. ASC Subtopic 820-10 defines fair value and provides guidance for using fair value to measure assets and liabilities and is applicable whenever assets or liabilities are required or permitted to be measured at fair value.

The fair value estimates presented in this report reflect the information available to the Company as of December 31, 2011. See Note 7, “Fair Value Measurements.”

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash equivalents and marketable securities. The Company invests cash that is not required for immediate operating needs principally in money market funds and corporate securities.

At December 31, 2011, our investment portfolio includes $23.8 million AAA rated securities with an auction reset feature (“auction rate securities”) that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the auction rate securities with a par value of $23.8 million as non-current marketable securities on the accompanying Consolidated Balance Sheet as December 31, 2011. We have determined the fair value to be $22.1 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $1.8 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. An increase in either of these assumptions could result in a $1.2 million decrease in value. Alternatively, a decrease in either of these assumptions could result in a $1.3 million increase in value.

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

Liability for Contingent Consideration

In addition to the initial cash consideration paid to former Proteolix stockholders and the first earn-out payment made in April 2010 of $40.0 million, the Company may be required to pay up to an additional $495.0 million in earn-out payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones. These earn-out payments will become payable in up to four additional installments, upon the achievement of regulatory approvals in the U.S. and Europe within pre-specified timeframes for carfilzomib. In accordance with ASC Topic 805, Business Combinations, the Company determined the fair value of this liability for contingent consideration on the acquisition date using a probability weighted income approach. Future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the “Contingent consideration” expense line item in the Consolidated Statements of Operations under operating expenses. Refer to Liability for Contingent Consideration in Note 5 for further information.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210).” This update provides enhanced disclosure requirements regarding the nature of an entity’s right of offset related to arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, the amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for the Company beginning in the first quarter of fiscal year 2014. This pronouncement is effective for financial reporting period beginning on or after January 1, 2013 and full retrospective application is required. The adoption of this amendment concerns disclosure only and the Company does not expect it to have an impact on its consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350). The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required. This pronouncement is effective for fiscal years beginning after December 15, 2011. The Company early adopted this standard in December 2011, as reflected in footnote 1 of its consolidated financial statements and the adoption of this standard did not have a material impact on its consolidated financial statements and footnote disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update NO, 2011-05.” which defers certain requirements within ASU 2011-05. The Company anticipates that the adoption of this accounting standard may materially change the presentation of its consolidated financial statements. However, the Company does not expect that the adoption of this accounting standard update will have any material impact on its results of operations or financial position.

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

In October 2011, Onyx and Bayer entered into an agreement regarding Regorafenib in which Onyx agreed that Bayer would pay Onyx a royalty of 20% of any future worldwide net sales of regorafenib in human oncology. Onyx and Bayer also agreed that Onyx will have no obligation to pay past or future development and commercialization costs of regorafenib. Onyx will, however, have the right to co-promote regorafenib in the United States with Bayer, and to provide related medical science liaisons, under a fee-for-service arrangement. If there is a future change of control or acquisition of Onyx, Bayer would have the right to terminate Onyx’s co-promotion of regorafenib (but could not terminate Onyx’s right to co-promote Nexavar in the U.S.). However, in event of a change of control or acquisition of Onyx, Onyx or its successor’s right to receive royalties for regorafenib will survive. Development of regorafenib will be managed by the same joint governance bodies that manage development of Nexavar; however, in the event of disagreement Bayer has the right to make final decisions for regorafenib.

In October 2011, Onyx and Bayer also entered into a fourth amendment to their 1994 collaboration agreement with Bayer in which they agreed that Bayer will pay Onyx a one-time lump sum of $160 million and Bayer will have no obligation to pay royalties to Onyx for sales of Nexavar in Japan for any period after December 31, 2011. Bayer may also be required to make future payments to Onyx of up to an aggregate of $15 million in 2012 and 2013 based on future product pricing in Japan. In addition, the provision of the collaboration agreement that governs a change of control or acquisition of Onyx was deleted in its entirety. As a result of the deletion of this section, Onyx’s rights and obligations under the collaboration agreement, including profit sharing, co-development and co-promotion of Nexavar, will survive any change of control of Onyx.

The Company’s collaboration agreement with Bayer will terminate when patents expire that were issued in connection with product candidates discovered under the agreement, or at the time when neither we nor Bayer are entitled to profit sharing under the agreement, whichever is latest. The Company’s co-promotion agreement with Bayer will terminate upon the earlier of the termination of the Company’s collaboration agreement with Bayer or the date products subject to the co-promotion agreement are no longer sold by either party in the United States due to a permanent product withdrawal or recall or a voluntary decision by the parties to abandon the co-promotion of such products in the United States. Either party may also terminate the co-promotion agreement upon failure to cure a material breach of the agreement within a specified cure period. The Company’s agreement regarding Regorafenib will terminate or a country-by-country basis when we are no longer entitled to receive royalties in a particular country.

Nexavar is currently marketed and sold primarily in the United States, the European Union, the Asia-Pacific region and other territories worldwide for the treatment of advanced kidney cancer and unresectable liver cancer. Nexavar also has regulatory applications pending in other territories internationally. Outside of the United States, excluding Japan, Bayer incurs all of the sales and marketing expenditures, and the Company reimburses Bayer for half of those expenditures. In addition, for sales generated outside of the United States, excluding Japan, the Company reimburses Bayer a fixed percentage of sales for their marketing infrastructure. Research and development expenditures on a worldwide basis, excluding Japan, are equally shared by both companies regardless of whether the Company or Bayer incurs the expense. In Japan, Bayer is responsible for all development and marketing costs, and the Company receives a royalty on net sales of Nexavar.

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

Revenue from collaboration agreement was $287.0 million, $265.4 million and $250.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, calculated as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Onyx’s share of collaboration commercial profit	$252,236	$232,494	$220,567
Reimbursement of Onyx’s shared marketing expenses	22,946	23,122	23,514
Royalty revenue	11,781	9,734	6,309

Revenue from collaboration agreement	$286,963	$265,350	$250,390

Through December 31, 2011, 2010 and 2009, the Company has invested $686.4 million, $596.5 million and $493.5 million, respectively, in the development of Nexavar, representing its share of the costs incurred to date under the collaboration.

Contract revenue from collaboration, related to Bayer, was $160.0 million for the years ended December 31, 2011, while no such revenue related to Bayer for the years ended December 31, 2010 and 2009, respectively. Under the fourth Amendment to the collaboration agreement, Bayer agreed to pay Onyx a one-time lump sum of $160 million and Bayer will have no obligation to pay royalties to Onyx for sales of Nexavar in Japan for any period after December 31, 2011. Bayer may also be required to make future payments to Onyx of up to an aggregate of $15 million in 2012 and 2013 based on future product pricing in Japan. The Company recognized the revenue from the sale of the royalty revenue stream in 2011 because the company has no future obligations under this arrangement.

Note 3.  Agreement with Ono Pharmaceutical Co., Ltd.

In September 2010, the Company entered into an exclusive license agreement with Ono, granting Ono the right to develop and commercialize both carfilzomib and oprozomib for all oncology indications in Japan. The Company retains all development and commercialization rights for other countries in the Asia Pacific region, as well as in all other regions of the world, including the United States and Europe. The Company agreed to provide Ono with development and commercial supply of carfilzomib and oprozomib on a cost-plus basis. Ono agreed to pay the Company development and commercial milestone payments based on the achievement of pre-specified criteria. In addition, Ono agreed to share a percentage of costs incurred by the Company for the global development of carfilzomib and oprozomib that may support filings for regulatory approval in Japan. Ono is responsible for all development costs in support of regulatory filings in Japan as well as commercialization costs it incurs. If regulatory approval for carfilzomib and/or oprozomib is achieved in Japan, Ono is obligated to pay the Company double-digit royalties on net sales of the licensed compounds in Japan.

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

A percentage of costs incurred by the Company for the global development of carfilzomib and oprozomib are required to be reimbursed by Ono at cost. Global development work is conducted by Onyx at Onyx’s discretion. These reimbursements will be recorded as a reduction of operating expenses by the Company. For the years ended December 31, 2011, 2010 and 2009, the reimbursement of global development costs was $10.0 million and $8.5 million, and $0 million, respectively, which reduced the “Research and development expenses” line item in the Condensed Consolidated Statement of Operations. The additional global development milestone payments which are based on various clinical milestones, including completion of various clinical studies and submission and approval of the compound to the Japanese authorities, and could total $193.5 million at current exchange rates. Additionally, $58.1 million in commercial milestones, at current exchange rates, could be received provided certain sales targets in Japan are met. The achievement of any and all of these milestones is dependent solely upon the results of Ono’s development activities and therefore none of these milestones were deemed to be substantive. If regulatory approval for carfilzomib and/or oprozomib is achieved in Japan, royalty revenue to be received from Ono will be recognized by the Company based upon the net sales of the products by Ono.

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

BTG

In November 2008, the Company licensed a novel targeted oncology compound, ONX 0801, from BTG. Under the terms of the agreement, the Company obtained a worldwide license for ONX 0801 and all of its related patents. The Company received exclusive worldwide marketing rights and is responsible for all product development and commercialization activities. The Company paid BTG a $13.0 million upfront payment, a $7.0 million milestone payment in 2009. The achievement of certain development milestones, based on regulatory and marketing approvals in jurisdictions around the world, would require an additional $140 million in milestone payments to BTG. Additionally, Onyx would be required to make low double digits royalty payments to BTG based on levels of sales achieved, as well as up to $160 million in commercial milestones, based on total worldwide sales. Due to the nature of drug development, including the inherent risk of development and approval of product candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could become due.

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

In connection with the termination of the collaboration agreement with S*BIO, during the first quarter of 2011, the Company concluded that it will no longer receive clinical development services subsequent to March 31, 2011 relating to the $20.0 million advance funding payment provided to S*BIO in May 2010. The Company recorded a $12.7 million write-off during the first quarter of 2011, for the remaining unamortized balance of prepaid research and development expense relating to the advance funding payment. In addition, the Company reassessed the fair value of its equity investment in S*BIO in accordance with Accounting Standards Codification (“ASC”) 325-20-35, Investments — Other, and determined that it was impaired, accordingly, in 2011, the Company recorded an impairment charge of $3.8 million in the “Other expense” line item in the Condensed Consolidated Statement of Operations.

S*BIO qualifies as a variable interest entity, or VIE. However, the Company does not have the power to direct the activities that most significantly impact the performance of S*BIO. Therefore, the Company is not considered the primary beneficiary and consolidation is not required. The equity investment in S*BIO could result in the Company absorbing losses up to the amount of its investment. The Company’s remaining equity investment in S*BIO and the Company’s maximum risk of loss as of December 31, 2011 was $0.5 million.

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

Under the Merger agreement, the aggregate consideration payable by the Company to former Proteolix stockholders at closing consisted of $276.0 million in cash, less $27.6 million that was temporarily held in an escrow account subject to the terms described below under Escrow Account Liability. In addition, a $40.0 million earn-out payment, less $4.0 million that was temporarily held in the escrow account, was made in April 2010, 180 days after the completion of enrollment in an ongoing pivotal Phase 2b clinical study involving relapsed and refractory multiple myeloma patients, known as the “003-A1” trial. The escrow amounts were paid to the former Proteolix stockholders in February 2011. The Company may be required to pay up to an additional $495.0 million in earn-out payments as outlined below under Liability for Contingent Consideration.

Intangible Assets — IPR&D

Intangible assets for IPR&D consist of Proteolix’s IPR&D programs resulting from the Company’s acquisition of Proteolix, including their lead compound, carfilzomib and two other product candidates (oprozomib and ONX 0914). The Company determined that the combined estimated Acquisition Date fair values of carfilzomib, oprozomib and ONX 0914 was $438.8 million. The Company used an income approach, which is a measurement of the present value of the net economic benefit or cost expected to be derived from an asset or liability, to measure the fair value of carfilzomib and a cost approach to measure the fair values of oprozomib and ONX 0914. Under the income approach, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. Under the cost approach, an intangible asset’s fair value is equal to the costs incurred to-date to develop the asset to its current stage.

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

For the other two intangible assets acquired, oprozomib and 0914, the Company used the costs incurred to-date by Proteolix to develop these assets to their current stage as their fair value as result of the lack of financial projections for these assets in their current development stages.

These IPR&D programs represent Proteolix’s incomplete research and development projects, which had not yet reached technological feasibility at the Acquisition Date. A summary of these programs and estimated fair values at the Acquisition Date is as follows:

Product Candidates	Description	Estimated Acquisition Date Fair Value
		(In thousands)
Carfilzomib	First in a new class of selective and irreversible proteasome inhibitors associated with prolonged target suppression, improved antitumor activity and low neurotoxicity for treatment against multiple myeloma and solid tumors.	$435,000
Oprozomib	Oral proteasome inhibitor for treatment against hematologic and solid tumors.	3,500
ONX 0914	Immunoproteasome inhibitor for treatment against rheumatoid arthritis and inflammatory bowel disease.	300

		$438,800

The Company tests IPR&D for impairment on an annual basis on October 1 or sooner, if deemed necessary. Through December 31, 2011, no impairments of IPR&D have occurred.

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $193.7 million, which represents the goodwill amount resulting from the acquisition. None of the goodwill is expected to be deductible for income tax purposes. The Company tests goodwill for impairment on an annual basis on October 1 or sooner, if deemed necessary. As of December 31, 2011, there were no changes in the recognized amount of goodwill resulting from the acquisition of Proteolix.

Liability for Contingent Consideration

In November 2009, we acquired Proteolix, Inc., or Proteolix, a privately-held biopharmaceutical company located in South San Francisco, California. Proteolix focused primarily on the discovery and development of novel therapies that target the proteasome for the treatment of hematological malignancies, solid tumors and autoimmune disorders. This acquisition, which included carfilzomib, has provided us with an opportunity to expand into the hematological malignancies market. Under the terms of the Merger Agreement, the aggregate cash consideration paid to former Proteolix stockholders at closing was $276.0 million and an additional $40.0 million earn-out payment was made in April 2010. In addition, we may be required to pay up to an additional $495.0 million in earn-out payments upon the receipt of certain regulatory approvals within pre-specified timeframes. Under the Merger Agreement, the first of these additional earn-out payments would have been in the amount of $170.0 million if achieved by the date originally contemplated, and would have been triggered by accelerated marketing approval for carfilzomib in the United States for relapsed/refractory multiple myeloma. As of December 31, 2011, we are no longer obligated to pay the earn-out payment of $170 million, since the milestone date has passed. In January 2011, the Company entered into Amendment No. 1 to the Merger Agreement. Amendment No. 1 modified this first payment if the milestone is not achieved by the date originally contemplated on a sliding scale basis, as follows:

•

if accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved after the date originally contemplated, but within six months of the original date on June 30, 2012, subject to extension under certain circumstances, then the amount payable will be reduced to $130.0 million; and

•

if accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved more than six months after the date originally contemplated, but within 12 months of the original date on December 31, 2012, subject to extension under certain circumstances, then the amount payable will be reduced to $80.0 million.

The remaining earn-out payments will continue to become payable in up to three additional installments as follows:

•	$65.0 million would be triggered by specified marketing approval on or before December 31, 2013 in the European Union for relapsed/refractory multiple myeloma;

•	$150.0 million would be triggered by specified marketing approval on or before March 31, 2016 in the United States for relapsed multiple myeloma; and

•	$150.0 million would be triggered by specified marketing approval on or before March 31, 2016 for relapsed multiple myeloma in the European Union.

The range of the undiscounted amounts we could be required to pay for the remaining earn-out payments is between zero and $495.0 million. We determined the fair value of the non-current liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. These inputs include the probability of technical and regulatory success (“PTRS”) for unapproved product candidates considering their stages of development.

We recorded a liability for this contingent consideration related to the four earn-out payments with a fair value of $160 million at December 31, 2011 based upon a discounted cash flow model that uses significant estimates and assumptions, including the probability of technical and regulatory success (“PTRS”) of the product candidate, Contingent consideration (benefit)/expense is recorded for the change in the fair value of the recognized amount of the liability for contingent consideration.

During the year ended December 31, 2011, the Company recorded a benefit of $93.5 million, compared to contingent consideration expense of $92.9 million and $1.5 million in 2010 and 2009 respectively.

For the year ended December 31, 2011, the decrease in the fair value of the contingent consideration liability primarily resulted from a $93.1 million benefit recognized based upon the revised probability weighted discounted cash flow. In a letter received December 9, 2011, the U.S. Food and Drug Administration (FDA) notified Onyx that they had granted Standard Review designation to the New Drug Application (NDA) for carfilzomib for the potential treatment of patients with relapsed and refractory multiple myeloma. The Prescription Drug User Fee Act (PDUFA) date for completion of review by the FDA of the NDA is July 27, 2012. In this letter, the agency advised the company that recent Oncology Drug Advisory Committee recommendations specify a preference for Phase 3 trials for the accelerated approval pathway. Based on its preliminary review and ongoing assessment of the application, the FDA outlined potential review issues including whether the application is sufficient to support an FDA conclusion that the data provided within the NDA meets accelerated approval criteria and whether the benefit and risk are appropriately balanced, given that the application is based on a single-arm study. As a result of this information, the liability associated with a potential future milestone payment triggered by accelerated marketing approval for carfilzomib in the United States for relapsed/refractory multiple myeloma was reduced to a maximum of $80.0 million, and the estimated probability of receiving accelerated regulatory approval in the U.S. was reduced. In addition, contingent consideration liability associated with a potential $65.0 million payment triggered by marketing approval for relapsed/refractory multiple myeloma in the European Union was removed, because based on current development timelines, Onyx does not expect approval will be obtained before the December 31, 2013 milestone expiration date. As a result of these reductions in the fair value of the liability for contingent consideration, a benefit of $93.5 million was recorded for full year 2011. Partially offsetting this decrease was an increase in the fair value of the non-current liability for contingent consideration due to the passage of time. Any further changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Consolidated Statements of Operations.

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

Escrow Account Liability

In accordance with the Merger Agreement, 10% of each of the total cash consideration payment in November 2009 and the first earn-out payment made to former Proteolix stockholders in April 2010 was placed in an escrow account. In This amount was reported as restricted cash on the Company’s Consolidated Balance Sheet at December 31, 2010 and was paid to former Proteolix stockholders in February 2011.

Deferred Tax Liabilities

The $157.2 million of deferred tax liabilities resulting from the acquisition was related to the difference between the book basis and tax basis of the intangible assets related to the IPR&D projects.

Note 6.  Derivative Instruments

The Company has established a foreign currency hedging program to mitigate the foreign exchange risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. Dollar denominated currencies and reduce volatility in the Company’s cash flow and earnings. The Company hedges a certain portion of anticipated Nexavar-related cash flows owed to the Company with foreign currency and option contracts, typically no more than one year into the future. The underlying exposures, both revenue and expenses, in the Nexavar program are denominated in currencies other than the U.S. Dollar, primarily the Euro and Japanese Yen. For purposes of calculating the cash flows due to or due from the Company each quarter, the foreign currencies are converted into U.S. dollars based on average exchange rates for the reporting period. The Company does not enter into derivative financial contracts for speculative purposes. As of December 31, 2011 and December 31, 2010, foreign currency derivative contracts that were not settled are recorded at fair value on the Condensed Balance Sheet.

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

The effective component of the hedge is recorded in accumulated other comprehensive income (OCI) within stockholders’ equity as an unrealized gain or loss on the hedging instrument. When the hedged forecasted transactions occur and the hedge instrument matures, the hedges are de-designated and the unrealized gains and losses are reclassified into the “Other expense” line item in the Consolidated Statement of Operations. At December 31, 2011, the Company had no foreign currency option contracts designated as hedged instruments.

At December 31, 2011, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

	Asset Derivatives December 31, 2011		Liabilities Derivatives December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedges:
Foreign currency option contracts	Other current assets	$-	Accrued liabilities	$-

Total derivatives designated as hedges		-		-
Derivatives not designated as hedges:
Foreign currency option contracts	Other current assets	$466	Accrued liabilities	$-

Total derivatives not designated as hedges		466		-

Total derivatives		$466		$-

	Asset Derivatives December 31, 2010		Liability Derivatives December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedges:
Foreign currency option contracts	Other current assets	$89	Accrued liabilities	$-

Total derivatives designated as hedges		89		-
Derivatives not designated as hedges:
Foreign currency option contracts	Other current assets	$188	Accrued liabilities	$-

Total derivatives not designated as hedges		188		-

Total derivatives		$277		$-

The effect of derivative instruments on the Consolidated Balance Sheet and Consolidated Statements of Operations for the year ended December 31, 2011 and December 31, 2010 was as follows:

	Foreign Currency Option Contracts Year Ended December 31,
	2011	2010
	(In thousands)	(In thousands)
Derivatives designated as hedges:
Net gain (loss) recognized in accumulated other comprehensive income (loss)
(effective portion)	$(89)	$(61)
Net gain (loss) reclassified from accumulated other comprehensive income to net income (loss) (effective portion)(1)	(150)	(10)
Net gain (loss) recognized in net income (loss) (ineffective portion)(1)	-	-
Derivatives not designated as hedges:
Net gain (loss) recognized in net income (loss)(1)	(450)	(763)

(1)	Classified in “Other expense” on the Consolidated Statement of Operations

The Company is exposed to counter-party credit risk on all of its derivative financial instruments. The Company has established and maintained strict counterparty credit guidelines and enters into derivative instruments only with financial institutions that are investment grade or better to minimize the Company’s exposure to potential defaults. The Company does not generally require collateral to be pledged under these agreements. Refer to Note 7 for further information.

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

The Company’s fair value hierarchies for its financial assets and liabilities (cash equivalents, current and non-current marketable securities, current and non-current liability from contingent consideration, foreign currency option contracts and convertible senior notes), which require fair value measurement on a recurring basis are as follows:

	As of December 31, 2011
	(In thousands)
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$30,800	$30,800	$-	$-	$30,800
Corporate and financial institutions debt	303,799	-	303,799	-	303,799
Auction rate securities	22,102	-	-	22,102	22,102
U.S. government agencies	147,445	-	147,445	-	147,445
U.S. treasury bills	40,328	40,328	-	-	40,328
Municipal bonds	14,420	-	14,420	-	14,420
Foreign currency option contracts not designated as hedges	466	-	466	-	466

Total	$559,360	$71,128	$466,130	$22,102	$559,360

Liabilities:
Liability for contingent consideration, current and non-current	$159,990	$-	$-	$159,990	$159,990
Convertible senior notes due 2016 (face value $230,000)	162,893	-	303,255	-	303,255

Total	$322,883	$-	$303,255	$159,990	$463,245

	As of December 31, 2010
	(In thousands)
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$20,932	$20,932	$-	$-	$20,932
Corporate and financial institutions debt	197,813	-	197,813	-	197,813
Auction rate securities	31,280	-	2,725	28,555	31,280
U.S. government agencies	99,294	-	99,294	-	99,294
U.S. treasury bills	78,916	78,916	-	-	78,916
Municipal bonds	37,160	-	37,160	-	37,160
Foreign currency option contracts designated as hedges	89	-	89	-	89
Foreign currency option contracts not designated as hedges	188	-	188	-	188

Total	$465,672	$99,848	$337,269	$28,555	$465,672

Liabilities:
Liability for contingent consideration, current and non-current	$253,548	$-	$-	$253,548	$253,548
Convertible senior notes due 2016 (face value $230,000)	152,701	-	271,768	-	271,768

Total	$406,249	$-	$271,768	$253,548	$525,316

Auction Rate Securities

Auction rate securities are Level 3 assets classified as available for sale securities and are reflected at fair value. In February 2008, auctions began to fail for the auction rate securities and each auction for the majority of these securities since then has failed. As of December 31, 2011, the fair value of each of these securities is estimated utilizing a discounted cash flow analysis that considers interest rates, the timing and amount of cash flows, credit and liquidity premiums, and the expected holding periods of these securities. The following table provides a summary of changes in fair value of the Company’s auction rate securities:

	Auction Rate Securities Year Ended December 31,
	2011	2010	2009
	(In thousands)
Fair value at beginning of period	$28,555	$37,174	$39,622
Redemptions	(6,050)	(6,550)	(5,600)
Transfer to Level 2	-	(2,725)	100
Change in valuation	(403)	656	3,052

Fair value at end of period	$22,102	$28,555	$37,174

Transfers of auction rate securities from Level 3 to Level 2 are recognized when the Company becomes aware of actual redemptions of such securities. As a result of the decline in the fair value of the Company’s auction rate securities, which the Company believes is temporary and attributes to liquidity rather than credit issues, the Company has recorded an unrealized loss of $1.8 million, $1.4 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively, included in the accumulated other comprehensive income (loss) line of stockholders’ equity. All of the auction rate securities held by the Company at December 31, 2011, consist of securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Any future fluctuation in fair value related to the non-current marketable securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any decline in fair value is other than temporary, it will record a charge to earnings as appropriate. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost bases.

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

Liability for Contingent Consideration

The Company initially recorded acquisition-related liabilities at the acquisition date for contingent consideration representing the amounts payable to former Proteolix stockholders, as outlined under the terms of the Merger Agreement, upon the achievement of specified regulatory approvals within pre-specified timeframes for carfilzomib. The fair values of these Level 3 liabilities are estimated using a probability-weighted discounted cash flow analysis. Subsequent changes in the fair value of these contingent consideration liabilities are recorded to the “Contingent consideration” expense line item in the Consolidated Statements of Operations under operating expenses. For the year ended December 31, 2011, the recognized amount of the liability for contingent consideration decreased by $93.5 million primarily as the result of the change in the PTRS, a significant input in the discounted cash flow analysis used to calculate the fair value of the non-current liability and also, the passage of time, partially offset by a benefit recorded as a result of the Amendment. Refer to Liability for Contingent Consideration in Note 5 for further details.

	Liability for Contingent Consideration Year Ended December 31,
	2011	2010	2009
	(In thousands)
Fair value at beginning of period	$253,458	$200,528	$199,000
Payments	-	(40,000)	-
Change in valuation	(93,468)	92,930	1,528

Fair value at end of period	$159,990	$253,458	$200,528

Convertible Senior Notes due 2016

The fair value of the Company’s 2016 Notes as of December 31, 2011 is estimated by computing the fair value of a similar liability without the conversion option in accordance with ASC Subtopic 825-10, Financial Instruments. The Company’s 2016 Notes are not marked-to-market and are shown in the accompanying consolidated balance sheet at their original issuance value net of amortized discount. The portion of the value allocated to the conversion option is included in stockholders’ equity in the accompanying Consolidated Balance Sheet at December 31, 2011.

Note 8.  Marketable Securities

The Company limits the amount of investment exposure as to institution, maturity, and investment type. Marketable securities consist of investments that are subject to concentration of credit risk that are classified as “available for sale.” To mitigate credit risk, the Company invests in marketable debt securities, primarily United States government securities, agency bonds and corporate bonds and notes, with investment grade ratings. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income. There was a realized loss of $139,000 for the year ended December 31, 2011, a realized gain of $90,000 for the year ended December 31, 2010 and a realized loss of $32,000 for the year ended December 31, 2009. The weighted average maturity of the Company’s marketable securities as of December 31, 2011 was six months.

Available-for-sale marketable securities consisted of the following:

	December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Agency bond investments:
Current	$187,709	$70	$(7)	$187,772

Total agency bond investments	187,709	70	(7)	187,772

Corporate debt investments:
Current	315,522	128	(430)	315,220
Non-current	23,875	-	(1,773)	22,102

Total corporate investments	339,397	128	(2,203)	337,322

Total available-for-sale marketable securities	$527,106	$198	$(2,210)	$525,094

	December 31, 2010
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Agency bond investments:
Current	$178,221	$18	$(29)	$178,210

Total agency bond investments	178,221	18	(29)	178,210

Corporate debt investments:
Current	237,547	175	(24)	237,698
Non-current	29,925	-	(1,370)	28,555

Total corporate investments	267,472	175	(1,394)	266,253

Total available-for-sale marketable securities	$445,693	$193	$(1,423)	$444,463

At December 31, 2011, the Company’s investment portfolio includes $23.8 million AAA rated securities with an auction reset feature (“auction rate securities”) that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the auction rate securities with a par value of $23.8 million as non-current marketable securities on the accompanying Consolidated Balance Sheet. We have determined the fair value to be $22.1 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $1.8 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. The Company does not intend to sell these securities and management believes it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost bases.

Note 9.  Property and Equipment

Property and equipment consist of the following:

	December 31,
	2011	2010
	(In thousands)
Computers, machinery and equipment	$12,176	$7,634
Furniture and fixtures	1,433	1,171
Leasehold and tenant improvements	13,583	6,074
Construction in progress	827	4,789

	28,019	19,668
	(8,285)	(8,846)

Less accumulated depreciation and amortization	$19,734	$10,822

Depreciation expense was $5.5 million, $3.6 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 10.  Other Long-Term Assets

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

In connection with the termination of the collaboration agreement with S*BIO, during the first quarter of 2011, the Company concluded that it will no longer receive clinical development services subsequent to March 31, 2011 relating to the $20.0 million advance funding payment provided to S*BIO in May 2010. The Company recorded a $12.7 million write-off during the first quarter of 2011, for the remaining unamortized balance of prepaid research and development expense relating to the advance funding payment. In addition, the Company reassessed the fair value of its equity investment in S*BIO in accordance with Accounting Standards Codification (“ASC”) 325-20-35, Investments—Other, and determined that it was impaired, accordingly, in 2011, the Company recorded an impairment charge of $3.8 million in the “Other expense” line item in the Condensed Consolidated Statement of Operations.

S*BIO qualifies as a variable interest entity, or VIE. However, the Company does not have the power to direct the activities that most significantly impact the performance of S*BIO. Therefore, the Company is not considered the primary beneficiary and consolidation is not required. The equity investment in S*BIO could result in the Company absorbing losses up to the amount of its investment. The Company’s remaining equity investment in S*BIO and the Company’s maximum risk of loss as of December 31, 2011 was $0.5 million.

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

The following is a summary of the equity and liability components of the 2016 Notes, its net carrying amount and its unamortized discount:

	December 31,
	2011	2010
	(In thousands)
Carrying amount of the equity component	$89,468	$89,468
Net carrying amount of the liability component	$73,425	$63,233
Unamortized discount of the liability component	$67,107	$77,299

The effective interest rate used in determining the liability component of the 2016 Notes was 12.5%. The application of ASC Subtopic 470-20 resulted in an initial recognition of $89.5 million as the debt discount with a corresponding increase to paid-in capital, the equity component, for the 2016 Notes. The debt discount and debt issuance costs are amortized as interest expense through August 2016. The cash interest expense for the years ended December 31, 2011, 2010 and 2009 for the 2016 Notes was $9.2 million, $9.3 million and $3.5 million, respectively, relating to the 4.0% stated coupon rate. The non-cash interest expense relating to the amortization of the debt discount for the 2016 Notes for the years ended December 31, 2011, 2010 and 2009 was $10.2 million, $9.0 million and $3.1 million, respectively.

Note 12.  Commitments and Contingencies

The Company’s corporate headquarters, including our principal offices, are currently located in South San Francisco, California. The Company began occupying these premises in May 2011, when we moved our corporate headquarters from Emeryville, California to South San Francisco, California. In July 2010, the Company entered into arrangements to lease and sublease a total of approximately 126,493 square feet located at our corporate headquarters in South San Francisco, California. The sublease and the lease expire in 2015 and approximately 2024, respectively. Upon expiration of the sublease, the lease will be automatically expanded to include the premises subject to the sublease. The lease includes two successive five-year options to extend the term of the lease to 2034. In November 2011, the Company entered into an arrangement to lease up to an additional 170,618 square feet in a building to be constructed adjacent to our corporate headquarters in South San Francisco, California and this lease is expected to expire in approximately 2024. The lease includes two successive five-year options to extend the term of the lease to 2034. The lease also includes a one-time option to lease additional premises that will be constructed after the exercise of the option. If the option is exercised, the term of the lease will be automatically extended by ten years. For accounting purposes, due to the nature of our involvement with the construction of the buildings subject to the lease agreement, we are considered to be the owner of the assets during the construction period through the lease commencement date, even though the lessor is responsible to fund and construct the building shell and some infrastructure costs. Through the end of 2011, we have capitalized $2.9 million of construction costs in property, plant and equipment, and have also recognized a corresponding amount in long-term debt in the accompanying consolidated balance sheets. We expect at the time of completion of the project, if all the buildings and infrastructure were completed by the lessor, our construction asset and related obligation will be in excess of $45.0 million, excluding costs related to leasehold improvements.

In 2004, the Company entered into an operating lease for 23,000 square feet of office space in Emeryville, California, which previously served as the Company’s current corporate headquarters. In 2006, the Company amended its existing operating lease to occupy an additional 14,000 square feet of office in Emeryville, California. The lease expires on March 31, 2013. In 2008, the Company entered into another operating lease for an additional 23,000 square feet of office space in Emeryville, California. This lease expires on November 30, 2013. We are currently in the process of terminating the sublease agreements for our previous headquarters in Emeryville, California. In February 2012, the Company entered into a lease termination agreement for one of the sub-lease agreements at its previous headquarters in Emeryville, California.

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

In April 2011, we moved our new company headquarters to 249 East Grand Avenue, South San Francisco, California. As a result of the consolidation of our facilities, on May 26, 2011, we ceased the use of facilities that we previously occupied at 2100 Powell Street, Emeryville, California and ceased the use of a portion of our facilities at 333 Allerton Avenue, South San Francisco, California. During the fourth quarter of 2011, following the acceptance of the NDA filing for carfilzomib by the FDA, we reassessed the need for additional office space and reoccupied a portion of the abandoned lease at 333 Allerton Avenue, South San Francisco, California. In connection with its exit from these facilities, during 2011, the Company recorded total exit costs of approximately $7.3 million, which includes $5.5 million related to operating lease obligations, adjusted for the effects of deferred rent liability recognized under purchase accounting; $1.1 million in other facility related costs and $0.7 million in property and equipment write-offs. The estimated costs disclosed are based on a number of assumptions, and actual results could materially differ. The aggregated exit costs amount is presented as a separate line item in the operating expenses of the condensed consolidated income statements titled lease termination exit costs. Refer to Note 13, Lease Termination Exit Costs for details.

Minimum annual rental commitments, net of sublease income, under all leases at December 31, 2011 are as follows (in thousands):

Year ending December 31:
2012	$9,178
2013	10,037
2014	10,398
2015	9,464
2016	11,671
Thereafter	83,558

$134,306

Rent expense, net of sublease income, for the years ended December 31, 2011, 2010 and 2009 was approximately $6.1 million, $4.3 million, and $1.8 million, respectively. Sublease income was zero for the year ended December 31, 2011. For the years ended December 31, 2010 and 2009 sublease income was $66,000 and $54,000, respectively.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 13.  Lease Termination Exit Costs

As a result of the Company’s consolidation of its facilities, on May 26, 2011, the Company ceased the use of facilities it previously occupied at 2100 Powell Street, Emeryville, California and ceased the use of a portion of its facilities at 333 Allerton Avenue, South San Francisco, California. During the fourth quarter of 2011, following the acceptance of the NDA filing for carfilzomib by the FDA, the Company reassessed the need for additional office space due to its ongoing development plans and reoccupied a the remainder of its facility at 333 Allerton Avenue, South San Francisco, California. In connection with the exit from these facilities, during 2011, we recorded total exit costs of approximately $7.3 million, which includes $5.5 million related to operating lease obligations, adjusted for any effects of deferred rent liability recognized under purchase accounting; $1.1 million in other facility related costs and $0.7 million in property and equipment write-offs. The estimated costs disclosed are based on a number of assumptions, and actual results could materially differ. The aggregated exit costs amount is presented as a separate line item in the operating expenses of the condensed consolidated income statements titled lease termination exit costs.

As of December 31, 2011, the total outstanding lease termination exit costs liability is summarized in the following table:

	Operating Lease Obligations	Other Facility Related Costs	Asset Write- Downs	Total
(In thousands of Dollars)
Balance at December 31, 2010	$-	$-	$-	$-
Lease termination exit costs recorded	7,214	2,782	731	10,727
Cash Payments	(2,753)	(589)	-	(3,342)
Reversal of liability related to reoccupation of leased property	(1,763)	(1,669)	-	(3,432)
Accretion	348	-	-	348
Adjustments for non-cash items	(393)	-	(731)	(1,124)

Ending accrual balance at December 31, 2011	$2,653	$524	$-	$3,177

Note 14.  401(k) Plan

The Company has a 401(k) Plan that covers substantially all of its employees. Under the 401(k) Plan, eligible employees may contribute up to $16,500 of their eligible compensation, subject to certain Internal Revenue Service restrictions. In 2009 and 2010 the Company provided a discretionary company match to employee contributions of $0.50 per dollar contributed, up to a maximum match of $3,500 in any calendar year. Effective January 1, 2011, the discretionary company match was increased to a maximum of $4,500 in any calendar year. The Company incurred total expenses of $1.3 million, $0.9 million, and $0.7 million related to 401(k) contribution matching for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 15.  Stockholders’ Equity

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

In March 1996, the Board of Directors adopted the Employee Stock Purchase Plan, or ESPP. The number of shares available for issuance over the term of the ESPP was limited to 400,000 shares. At the May 2007 Annual Meeting of Stockholders an additional 500,000 shares were added to the ESPP for a total of 900,000 shares available for issuance over the term of the ESPP. The ESPP is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the ESPP will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. Purchases of common stock shares made under the ESPP were 80,160 shares in 2011, 78,991 shares in 2010 and 45,435 shares in 2009. Since inception, a total of 665,238 shares have been issued under the ESPP, leaving a total of 234,762 shares available for issuance.

In December 2011, stock options were exercised that were not settled prior to December 31, 2011. The Company recorded a receivable from stock option exercises of $434,000 at December 31, 2011 related to these stock options, which is included in the caption “Receivable from stock option exercises” in the accompanying Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity as of December 31, 2011. The Company recorded a receivable from stock option exercises of $6,000 at December 31, 2010, related to stock options exercised that had not settled prior to December 31, 2010.

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

Preferred Stock

The Company’s amended and restated certificate of incorporation provides that the Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. As of December 31, 2011, the Company had 5,000,000 shares of preferred stock authorized at $0.001 par value, and no shares were issued or outstanding.

Note 16.  Stock-Based Compensation

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

Employee stock-based compensation for the years ended December 31, 2011, 2010 and 2009, was as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands except per share data)
Research and development	$6,269	$4,252	$3,574
Selling, general and administrative	20,121	17,865	17,506

Total share-based compensation expense	$26,390	$22,117	$21,080

Impact on basic net income (loss) per share	$0.42	$0.35	$0.36

Impact on diluted net income (loss) per share	$0.41	$0.35	$0.35

Weighted Average Shares (Basic)	63,422	62,618	59,215
Weighted Average Shares (Diluted)	64,010	62,618	59,507

All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model. The option arrangements are subject to periodic re-measurement over their vesting terms. The Company recorded compensation expense related to option grants to non-employees of $0.6 million, $0.7 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, the total unrecorded stock-based compensation expense for unvested stock options shares, net of expected forfeitures, was $37.9 million, which is expected to be amortized over a weighted-average period of 2.7 years. As of December 31, 2011, the total unrecorded stock-based compensation expense for unvested restricted stock awards, net of expected forfeitures, was $9.2 million, which is expected to be amortized over a weighted-average period of 1.6 years. Cash received during the year ended December 31, 2011, for stock options exercised under all stock-based compensation arrangements was $22.1 million.

For the years ended December 31, 2011, 2010 and 2009, the total fair value of restricted stock awards vested was $5.7 million, $5.0 million and $3.6 million, respectively, based on weighted average grant date per share fair values of $29.66, $28.74, and $28.49 for the years ended December 31, 2011, 2010 and 2009, respectively.

Valuation Assumptions

As of December 31, 2011, 2010 and 2009, the fair value of stock-based awards for employee stock option awards, restricted stock awards and employee stock purchases made under the ESPP was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	Year Ended December 31,
	2011	2010	2009
Stock Option Plans:
Risk-free interest rate	1.92%	2.06%	1.95%
Expected life	4.4 years	4.4 years	4.3 years
Expected volatility	53%	55%	64%
Expected dividends	None	None	None
Weighted average option fair value	$15.77	$13.12	$15.15
Restricted stock awards:
Expected life	3 years	3 years	3 years
Expected dividends	None	None	None
Weighted average fair value per share	$35.12	$29.92	$29.05
ESPP:
Risk-free interest rate	0.14%	0.18%	0.29%
Expected life	6 months	6 months	6 months
Expected volatility	42%	46%	60%
Expected dividends	None	None	None
Weighted average fair value per share	$9.76	$6.25	$9.16

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

Stock-Based Payment Award Activity

The following table summarizes stock option and award activity under all option plans for the years ended December 31, 2011, 2010 and 2009:

Employee stock options:	Shares Available for Grant	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 2008	4,579,639	4,566,674	$28.76
Shares authorized	2,000,000	-	$-
Granted	(1,476,972)	1,476,972	$29.47
Exercised	-	(552,607)	$22.02
Expired	181,043	(181,043)	$37.92
Forfeited	241,886	(241,886)	$26.50

Balance at December 31, 2009	5,525,596	5,068,110	$29.48

Shares authorized	3,000,000	-	$-
Granted	(2,013,989)	2,013,989	$28.57
Exercised	-	(323,436)	$21.22
Expired	98,172	(98,172)	$34.69
Forfeited	386,020	(386,020)	$30.36

Balance at December 31, 2010	6,995,799	6,274,471

Shares authorized	-	-	$-
Granted	(1,966,456)	1,966,456	$35.34
Exercised	-	(819,370)	$26.99
Expired	51,011	(51,011)	$46.07
Forfeited	436,749	(436,749)	$30.02

Balance at December 31, 2011	5,517,103	6,933,797

Restricted stock awards:	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2008	295,842	$28.81
Granted	233,934	$28.92
Vested	(128,014)	$28.49
Cancelled	(33,121)	$27.39

Balance at December 31, 2009	368,641	$29.12

Granted	250,464	$29.68
Vested	(172,870)	$28.74
Cancelled	(54,713)	$28.94

Balance at December 31, 2010	391,522	$28.91

Granted	220,383	$35.10
Vested	(191,012)	$29.66
Cancelled	(42,125)	$30.80

Balance at December 31, 2011	378,768	$32.72

The options outstanding and exercisable for stock-based payment awards as of December 31, 2011 were in the following exercise price ranges:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life Remaining (In years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.20 - $24.84	704,871	5.2	$21.19	605,499	$21.02
$25.05 - $28.55	1,123,015	7.3	$27.35	617,932	$27.49
$28.61 - $30.28	2,072,325	7.0	$29.46	1,341,861	$29.27
$30.37 - $38.97	2,508,350	8.0	$34.66	843,141	$34.50
$39.00 - $56.21	525,236	6.5	$44.25	344,691	$45.61

Total	6,933,797	7.2	$31.28	3,753,124	$30.32

As of December 31, 2011, weighted average contractual life remaining for exercisable shares is 5.9 years. The total number of in-the-money options exercisable as of December 31, 2011 was 3,753,124 shares. The aggregate intrinsic values of options exercised were $10.7 million, $3.0 million and $6.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The aggregate intrinsic values of in-the-money outstanding and exercisable options were $88.9 million and $52.2 million, respectively, as of December 31, 2011. The aggregate intrinsic value of options represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $43.95 at December 31, 2011, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date.

As of December 31, 2010, 3,314,873 share outstanding options were exercisable, at a weighted average price of $29.65. As of December 31, 2009, 2,525,317 outstanding options were exercisable, at a weighted average price of $28.93.

Restricted Stock Units that Contain Performance Conditions

Performance Conditions

During the year ended December 31, 2011, the Company recorded compensation expense of $0.2 million related to restricted stock unit awards to senior management personnel that contain performance conditions, the vesting of which is contingent upon the achievement of various specific strategic objectives. At December 31, 2011, approximately 205,500 potential shares of restricted stock awards with performance conditions that were awarded in 2011 remain unvested, and could result in approximately $7.2 million of additional compensation expense if the performance targets are met or expected to be attained.

A summary of the status of the Company’s non-vested restricted stock awards that contain performance conditions as of December 31, 2011 is presented below:

Restricted stock units:	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2010	-	$-
Granted	205,500	$35.23
Vested	-	$-
Cancelled	-	$-

Balance at December 31, 2011	205,500	$35.23

The Company granted 205,500 restricted stock unit awards that contain performance conditions during the year ended December 31, 2011. No restricted stock awards that contain performance conditions vested in 2011.

Note 17.  Comprehensive Income (Loss)

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

The activities in other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Available-for-sale securities:
Increase (decrease) in unrealized gain (loss) on available-for-sale securities	$(642)	$642	$2,390
Reclassification adjustment for net gains (losses) on available-for-sale securities included in net income	(139)	90	(32)

Change in unrealized gain (loss) on available-for-sale securities	$(781)	$732	$2,358

Derivatives:
Increase (decrease) in unrealized gain (loss) on derivatives designated as hedges	$(89)	$(51)	$-
Realized gain (loss) reclassified from accumulated other comprehensive income to net income (loss)	150	(10)	-

Change in unrealized gain (loss) on derivatives designated as hedges	$61	$(61)	$-

Note 18.  Income Taxes

Income from continuing operations before taxes for the years ended December 31, 2011, 2010 and 2009 consists of the following:

	Year Ended December 31,
	(In thousands)
	2011	2010	2009
U.S. operations	$174,714	$83,834	$17,394
Foreign operations	(98,330)	(169,500)	0

Income (loss) before income tax expense	$76,384	$(85,666)	$17,394

For the years ended December 31, 2011 and 2010, the Company recorded a provision for income taxes of $0.3 million, an income taxes benefit of $0.8 million and a provision for income tax of $1.2 million for the year ended December 31, 2009, related to income from continuing operations. The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	(In thousands)
	2011	2010	2009
Current:
Federal	$-	$(767)	$624
State	74	(52)	609
Foreign	65	-	-

Total current	139	(819)	1,233

Deferred:
Federal	-	-	-
State	135	-	-
Foreign	-	-	-

Total deferred	135	-	-

Total (benefit) provision for income taxes	$274	$(819)	$1,233

The Company recorded an income tax provision in 2011 of $0.3 million primarily related to state and foreign income taxes. The Company’s tax benefit in 2010 of $0.8 million principally related to its election to carryback net operating losses under the Worker, Homeownership and Business Association Act of 2009. The election enabled the Company to eliminate all alternative minimum taxes previously recorded in 2009. The Company’s tax provision in 2009 was principally related to federal alternative minimum tax.

Reconciliation between the Company’s effective tax rate and the U.S. statutory tax rate for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
Federal income tax at statutory rate	35%	35%	35%
State income tax, net of federal benefit	0%	0%	2%
Federal minimum tax	0%	0%	4%
Foreign rate differential	45%	(69)%	0%
Stock compensation expense	3%	(3)%	11%
Research credits expense add-back	5%	(8)%	5%
Non-deductible meals and entertainment expense	1%	(1)%	2%
Other non-deductible expenses	0%	0%	1%
Capitalized acquisition costs	0%	0%	11%
Contingent consideration	(36)%	(32)%	3%
Other	0%	1%	0%
Change in valuation allowance	(53)%	78%	(67)%

Income tax expense	0.4%	1%	7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$68,368	$107,435
Tax credit carryforwards	92,408	76,986
Capitalized research and development	26	84
Accrued expenses	10,456	3,721
Stock options	13,786	12,874
Property and equipment	1,461	609
Intangible assets	52,168	61,751
Other long-term assets	4,125	2,521
Contingent consideration	9,029	14,406
Capitalized costs	9,101	9,791
Other	123	17

Total deferred tax assets	261,051	290,195
Valuation allowance	(224,357)	(250,662)

Total deferred tax assets after valuation allowance	36,694	39,533
Deferred tax liabilities:
Discount on debt offering	(24,833)	(27,673)
Intangible assets — in-process research and development	(157,226)	(157,090)

Total deferred tax liabilities	(182,059)	(184,763)

Net deferred tax assets (liabilities)	$(145,365)	$(145,230)

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

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and the amount of which are uncertain. Accordingly, the net deferred tax assets, not including the deferred tax liability related to IPR&D, have been fully offset by a valuation allowance. The valuation allowance decreased by $26.3 million in 2011, decreased by $7.8 million in 2010 and increased by $45.3 million in 2009. The Company continues to maintain a full valuation allowance against most of its net operating loss carryforwards and other deferred tax assets because the Company does not believe it is more likely than not that they will be realized. On a quarterly basis, the Company reassesses its valuation allowance for deferred income taxes. The Company will consider reducing the valuation allowance when it becomes more likely than not the benefit of those assets will be realized.

At December 31, 2011, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $157.6 million and $434.5 million, respectively. These net operating losses may be available to reduce future taxable income, if any. Approximately $64.5 million of the federal and $38.7 million of the state net operating loss carryforwards represent the stock option deduction arising from activity under the Company’s stock option plan, the benefit of which will increase additional paid in capital when realized. The federal net operating loss carryforwards expire beginning in 2026 through 2030, and the state net operating loss carryforwards begin to expire in 2016 through 2031 and may be subject to certain limitations. As of December 31, 2011, the Company has research and development credit and orphan drug credit carryforwards of approximately $82.7 million for federal income tax purposes that expire beginning in 2012 through 2031, and $14.6 million for California income tax purposes, which do not expire.

Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations may result in the expiration of net operating loss and tax credit carryforwards before utilization.

The Company adopted authoritative guidance under ASC 740 on January 1, 2007, which clarifies the accounting for uncertainty in tax positions recognized in the financial statements. As of December 31, 2011 and 2010, the Company recognized $11.9 and $11.9 million of unrecognized tax benefits, respectively. The Company had no unrecognized income tax benefits during the year ended December 31, 2009. The Company is in the process of completing an analysis of its tax credit carryforwards. Any uncertain tax positions identified in the course of this analysis will not impact the consolidated financial statements due to the full valuation allowance.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at January 1	$11,860	$-	$-
Additions based on tax positions related to the current year	-	11,860	-
Additions/ Reductions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	-	-
Settlement	-	-	-

Balance at December 31	$11,860	$11,860	$-

At December 31, 2011, all unrecognized tax benefits are subject to full valuation allowance and, if recognized, will not affect the annual effective tax rate.

The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2011, 2010 and 2009.

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

Note 19.  Guarantees and Indemnifications

The Company has entered into indemnity agreements with certain of its officers and directors, which provide for indemnification to the fullest extent authorized and permitted by Delaware law and the Company’s Bylaws. The agreements also provide that the Company will indemnify, subject to certain limitations, the officer or director for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be a party to because such person is or was a director, officer or other agent of the Company. The term of the indemnification is for so long as the officer or director is subject to any possible claim, or threatened, pending or completed action or proceeding, by reason of the fact that such officer or director was serving the Company as a director, officer or other agent. The rights conferred on the officer or director shall continue after such person has ceased to be an officer or director as provided in the indemnity agreement. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid under the indemnity agreements. The Company has not recorded any amounts as liabilities as of December 31, 2011 or 2010 as the value of the indemnification obligations, if any, are not estimable.

Note 20.  Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly financial data of the Company. The Company’s quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	2011 Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Revenue:
Revenue from collaboration agreement	$76,821	$75,041	$67,956	$67,145
Contract revenue from collaboration	160,211	-	-	-

Total revenue	237,032	75,041	67,956	67,145

Operating expenses:
Research and development expenses	83,990	58,532	63,045	62,494
Selling, general and administrative expenses	52,611	42,642	38,236	34,471
Contingent consideration	(116,663)	5,945	5,755	11,495
Lease termination exit costs	(4,540)	130	10,727	-

Income (loss) from operations	221,634	(32,208)	(49,807)	(41,315)

Investment income, net	678	435	645	649
Interest expense	(5,069)	(5,112)	(5,041)	(5,002)
Other income (expense)	(326)	25	(340)	(3,462)
Provision (benefit) for income taxes	242	-	-	32

Net income (loss)	$216,675	$(36,860)	$(54,543)	$(49,162)

Basic net income (loss) per share	$3.40	$(0.58)	$(0.86)	$(0.78)

Diluted net income (loss) per share	$3.16	$(0.58)	$(0.86)	$(0.78)

	2010 Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Revenue:
Revenue from collaboration agreement	$69,978	$63,696	$68,773	$62,903
License revenue	-	59,165	-	-

Total revenue	69,978	122,861	68,773	62,903

Operating expenses:
Research and development expenses	54,346	44,568	43,251	43,575
Selling, general and administrative expenses	36,875	25,924	26,647	24,721
Contingent consideration	(8,177)	5,622	92,037	3,448

Income (loss) from operations	(13,066)	46,747	(93,162)	(8,841)

Investment income, net	632	628	780	789
Interest expense	(4,933)	(4,943)	(4,800)	(4,724)
Other income (expense)	89	(862)	-	-
Provision (benefit) for income taxes	(157)	70	-	(732)

Net income (loss)	$(17,121)	$41,500	$(97,182)	$(12,044)

Basic net income (loss) per share	$(0.27)	$0.66	$(1.55)	$0.19

Diluted net income (loss) per share	$(0.27)	$0.66	$(1.55)	$0.19

Exhibits

Exhibit Number	Description of Document
2.1(1)*	Agreement and Plan of Merger dated as of October 10, 2009 among the Company, Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.
2.2(34)*	Amendment No. 1 to Agreement and Plan of Merger dated as of January 27, 2011 between the Company and Shareholder Representative Services LLC.
3.1(2)	Restated Certificate of Incorporation of the Company.
3.2(3)	Amended and Restated Bylaws of the Company.
3.3(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.4(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.5(37)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2(2)	Specimen Stock Certificate.
4.3(6)	Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.
4.4(6)	First Supplemental Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.
4.5(6)	Form of 4.00% Convertible Senior Note due 2016.
10.1(i)(35)*	Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.
10.1(ii)(7)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 24, 1996.
10.1(iii)(7)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated February 1, 1999.
10.1(iv)**	Fourth Amendment to Collaboration Agreement between Bayer Corporation and the Company dated October 11, 2011.
10.1(v)**	Settlement Agreement and Release, between Bayer Corporation, Bayer AG, Bayer HealthCare LLC and Bayer Pharma AG and the Company dated October 11, 2011.
10.1(vi)**	Agreement Regarding regorafenib, between Bayer HealthCare LLC and the Company dated October 11, 2011.
10.2(i)(33)*	Amended and Restated Research, Development and Marketing Collaboration Agreement effective as of May 2, 1995 between the Company and Warner-Lambert Company.
10.2(ii)(8)*	Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.
10.2(iii)(8)*	Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.
10.2(iv)(8)*	Second Amendment to the Amended and Restated Research, Development and Marketing Agreement between Warner-Lambert and the Company dated May 2, 1995.
10.2(v)(8)*	Second Amendment to Research, Development and Marketing Collaboration Agreement between Warner-Lambert and the Company dated July 31, 1997.
10.2(vi)(9)*	Amendment #3 to the Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.2(vii)(10)*	Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.

Exhibit Number	Description of Document
10.3(11)*	Technology Transfer Agreement dated April 24, 1992 between Chiron Corporation and the Company, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20, 1994 and in the Letter Agreement dated March 29, 1996.
10.4(2)+	Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.
10.5(2)+	1996 Equity Incentive Plan.
10.6(2)+	1996 Non-Employee Directors’ Stock Option Plan.
10.7(12)+	1996 Employee Stock Purchase Plan.
10.8(2)+	Form of Indemnity Agreement to be signed by executive officers and directors of the Company.
10.9(i)(13)+	Form of Executive Change in Control Severance Benefits Agreement.
10.9(ii)(36)+	Amended and Restated Executive Change in Control Severance Benefits Agreement between the Company and Ted W. Love, M.D., dated as of May 18, 2011.
10.9(iii)(36)+	Amended and Restated Executive Change in Control Severance Benefits Agreement between the Company and Kaye Foster-Cheek, dated as of May 18, 2011.
10.10(i)(14)*	Collaboration Agreement between the Company and Warner-Lambert Company dated October 13, 1999.
10.10(ii)(9)*	Amendment #1 to the Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.10(ii)(15)*	Second Amendment to the Collaboration Agreement between the Company and Warner-Lambert Company dated September 16, 2002.
10.11(16)	Stock and Warrant Purchase Agreement between the Company and the investors dated May 6, 2002.
10.12(i)(17)	Sublease between the Company and Siebel Systems dated August 5, 2004.
10.12(ii)(18)	First Amendment to Sublease between the Company and Oracle USA Inc., dated November 3, 2006.
10.13(i)(19)+	2005 Equity Incentive Plan.
10.13(ii)(18)+	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.
10.13(iii)(18)+	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan and the Non-Discretionary Grant Program for Directors.
10.13(iv)(20)+	Form of Stock Bonus Award Grant Notice and Agreement between the Company and certain award recipients.
10.13(v)(35)+	Form of Stock Unit Award Grant Notice and Agreement between the Company and certain award recipients.
10.14(7)*	United States Co-Promotion Agreement by and between the Company and Bayer Pharmaceuticals Corporation, dated March 6, 2006.
10.15(i)(21)+	Letter Agreement between Laura A. Brege and the Company, dated May 19, 2006.
10.15(ii)(38)+	Retirement and Consulting Agreement between Laura A. Brege and the Company, dated November 14, 2011.
10.16	Reserved.
10.17(22)	Common Stock Purchase Agreement between the Company and Azimuth Opportunity Ltd., dated September 29, 2006.
10.18(32)+	Letter Agreement between Michael Kauffman, M.D., and the Company, dated October 10, 2009.
10.19(31)+	Base Salaries for Fiscal Year 2011, Cash Bonuses for Fiscal Year 2010 and 2011 Equity Compensation Awards for Named Executive Officers.

Exhibit Number	Description of Document
10.20(i)(24)+	Employment Agreement between the Company and N. Anthony Coles, M.D., dated as of February 22, 2008.
10.20(ii)(23)	Amendment to Executive Employment Agreement between the Company and N. Anthony Coles, M.D., effective as of March 12, 2009.
10.21(24)+	Executive Change in Control Severance Benefits Agreement between the Company and N. Anthony Coles, M.D., dated as of February 22, 2008.
10.22(i)(32)*	License and Supply Agreement, dated October 12, 2005, by and between CyDex, Inc. and Proteolix, Inc., as amended.
10.22(ii)(35)	Amendment to Exhibit A of License and Supply Agreement dated as of October 12, 2005, by and between CyDex Pharmaceuticals, Inc. (formerly CyDex, Inc.) and Proteolix, Inc., as amended.
10.23	Reserved.
10.24	Reserved.
10.25(3)+	Onyx Pharmaceuticals, Inc. Executive Severance Benefit Plan.
10.26(26)+	Letter Agreement between the Company and Matthew K. Fust, dated December 12, 2008.
10.27(27)*	Development and License Agreement between the Company and BTG International Limited, dated as of November 6, 2008.
10.28(i)(23)+	Letter Agreement between the Company and Juergen Lasowski, Ph.D., dated April 28, 2008.
10.28(ii)(23)+	Amendment to Letter Agreement between the Company and Juergen Lasowski, Ph.D., effective as of March 12, 2009.
10.29(28)+	Executive Employment Agreement between the Company and Suzanne M. Shema, effective as of August 31, 2009.
10.30(29)+	Letter Agreement between the Company and Ted Love, M.D., effective as of January 28, 2010.
10.31(29)+	Letter Agreement between the Company and Michael Kauffman, M.D., effective as of April 1, 2010.
10.32(30)+	Letter Agreement between the Company and Kaye Foster-Cheek, effective as of September 30, 2010.
10.33(30)+	Separation and Consulting Agreement between the Company and Judy Batlin, effective as of September 30, 2010.
10.34(i)(30)	Lease Agreement (249 E. Grand) between the Company and ARE-SAN FRANCISCO No. 12, LLC, dated as of July 9, 2010, as amended by that certain Letter Agreement between the Company and ARE-SAN FRANCISCO No. 12, dated as of July 9, 2010.
10.34(ii)	First Amendment to Lease Agreement (249 E. Grand) between the Company and ARE-SAN FRANCISCO No. 12, LLC, dated as of November 1, 2011.
10.35(30)	Sublease between the Company and Exelixis, Inc., dated as of July 9, 2010.
10.36(30)*	License, Development and Commercialization Agreement between the Company and Ono Pharmaceutical Co., Ltd., dated as of September 7, 2010.
10.37(33)+	Separation and Consulting Agreement between the Company and Michael Kauffman, effective as of December 31, 2010.
10.38	Lease Agreement (259 E. Grand) between the Company and ARE-SAN FRANCISCO No. 12, LLC, dated as of November 1, 2011, as amended by that certain Letter Agreement between the Company and ARE-SAN FRANCISCO No. 12, dated as of November 1, 2011.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Description of Document
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101***	The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the Year Ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Cash Flows for the Year Ended December 31, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.

*	Confidential treatment has been received for portions of this document.

**	Confidential treatment has been sought for portions of this document.

***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on October 13, 2009.

(2)	Filed as an exhibit to Onyx’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(3)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on December 5, 2008.

(4)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(6)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on August 12, 2009.

(7)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(8)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2002. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(9)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(10)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(11)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2001. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(12)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 25, 2007.

(13)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on June 10, 2008.

(14)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on March 1, 2000.

(15)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(16)	Filed as an exhibit to Onyx’s Registration Statement on Form S-3 filed on June 5, 2002 (No. 333-89850).

(17)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(18)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2006.

(19)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 28, 2010.

(20)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on July 12, 2006.

(21)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on June 12, 2006.

(22)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on September 29, 2006.

(23)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(24)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 26, 2008.

(25)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on June 23, 2008.

(26)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on December 23, 2008.

(27)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2008.

(28)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(29)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(30)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(31)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 4, 2011.

(32)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2009.

(33)	Filed as an exhibit to Onyx’s Annual Report on Form 10-K for the year ended December 31, 2010.
(34)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on February 2, 2011.
(35)	Filed as an exhibit to Onyx’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(36)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 18, 2011.
(37)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on May 27, 2011.

(38)	Filed as an exhibit to Onyx’s Current Report on Form 8-K filed on November 18, 2011.