Form 10-Q
period 2012-03-31
ONYX PHARMACEUTICALS INC
filed 2012-05-04
CIK 1012140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of outstanding shares of the registrant’s common stock, $0.001 par value was 64,369,185 as of April 27, 2012.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Note 1)
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$133,023	$171,552
Marketable securities, current	466,968	474,791
Receivable from collaboration partners	54,538	57,941
Prepaid expenses and other current assets	30,298	27,565

Total current assets	684,827	731,849
Marketable securities, non-current	22,384	22,102
Property and equipment, net	27,340	19,734
Intangible assets - in-process research and development	438,800	438,800
Goodwill	193,675	193,675
Other assets	13,778	13,377

Total assets	$1,380,804	$1,419,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,876	$31,228
Accrued clinical trials and related expenses	50,403	39,574
Accrued compensation	7,595	15,639
Liability for contingent consideration, current	22,615	22,174
Lease termination exit costs, current	1,330	3,177

Total current liabilities	103,819	111,792
Convertible senior notes due 2016	165,642	162,893
Liability for contingent consideration, non-current	140,554	137,816
Deferred tax liability	157,226	157,226
Other liabilities	31,933	26,397

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and oustanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 64,234,309 and 63,928,082 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	64	64
Additional paid-in capital	1,304,266	1,289,080
Receivable from stock option exercises	(1,941)	(434)
Accumulated other comprehensive loss	(1,261)	(2,011)
Accumulated deficit	(519,498)	(463,286)

Total stockholders’ equity	781,630	823,413

Total liabilities and stockholders’ equity	$1,380,804	$1,419,537

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2012	2011
	( In thousands, except per share amounts )
Revenue:
Revenue from collaboration agreement	$72,031	$67,145

Total revenue	72,031	67,145

Operating expenses:
Research and development	80,660	62,494
Selling, general and administrative	38,944	34,471
Contingent consideration	3,178	11,495

Total operating expenses	122,782	108,460

Loss from operations	(50,751)	(41,315)
Investment income, net	758	649
Interest expense	(5,296)	(5,002)
Other expense	(905)	(3,462)

Loss before provision (benefit) for income taxes	(56,194)	(49,130)
Provision (benefit) for income taxes	18	32

Net loss	$(56,212)	$(49,162)

Basic and diluted net loss per share	$(0.88)	$(0.78)

Shares used in computing basic and diluted net loss per share	63,697	63,008

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net loss	$(56,212)	$(49,162)
Other comprehensive income, net of tax
Unrealized gains on available for sale securities, net	750	137
Unrealized gains on cash flow hedges, net	—	14

Comprehensive loss	$(55,462)	$(49,011)

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(56,212)	$(49,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized gains on sales of current marketable securities	—	(4)
Depreciation and amortization	1,274	1,634
Stock-based compensation	7,257	5,752
Amortization of convertible senior notes discount and debt issuance costs	2,749	2,591
Changes in fair value of liability for contingent consideration	3,178	11,495
Impairment of equity investment	—	3,000
Changes in operating assets and liabilities:
Receivable from collaboration partners	3,403	566
Prepaid expenses and other current assets	(2,733)	(5,419)
Other assets	(401)	14,265
Accounts payable	(60)	293
Accrued liabilities	(9,292)	(1,879)
Accrued clinical trials and related expenses	10,829	1,215
Accrued compensation	(8,044)	(3,623)
Escrow liability	—	(31,634)
Lease termination exit costs liability	(1,847)	—
Other liabilities	5,536	6,788

Net cash used in operating activities	(44,363)	(44,122)

Cash flows from investing activities:
Purchases of marketable securities	(102,353)	(143,579)
Sales of marketable securities	45,755	56,802
Maturities of marketable securities	64,889	87,935
Transfers from restricted cash	—	31,910
Capital expenditures	(8,880)	(9,389)

Net cash provided by investing activities	(589)	23,679

Cash flows from financing activities:
Repurchases of restricted stock awards	(124)	(180)
Net proceeds from issuances of common stock	6,547	5,454

Net cash provided by financing activities	6,423	5,274

Net increase (decrease) in cash and cash equivalents	(38,529)	(15,169)
Cash and cash equivalents at beginning of period	171,552	226,340

Cash and cash equivalents at end of period	$133,023	$211,171

Supplemental cash flow data
Cash paid during the period for income taxes	$125	$—
Cash paid during the period for interest	$4,600	$4,600

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited financial statements furnished herein include all adjustments necessary for a fair presentation of Onyx, Pharmaceuticals, Inc.’s (“Onyx” or the “Company”) financial position at March 31, 2012, the results of its operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Significant Accounting Policies

As of March 31, 2012, there have been no material changes to the Company’s significant accounting policies, compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Thus, actual results could differ from those estimates. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other future operating periods.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

The Company operates in one segment — the discovery and development of novel cancer therapies.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” which was issued to enhance comparability between entities that report under U.S. GAAP and IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update NO, 2011-05.” which defers certain requirements within ASU 2011-05. The Company adopted this standard in January 2012, as reflected by the inclusion of the Condensed Consolidated Statement of Comprehensive Loss as part of its Condensed Consolidated Financial Statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. The Company adopted this standard in January 2012, as reflected in Note 5, “Fair Value Measurements,” of its Condensed Consolidated Financial Statements.

Note 2. Revenue from Collaboration Agreement

Collaboration Agreement with Bayer

Revenue from collaboration agreement consists of the Company’s share of the pre-tax commercial profit generated from its collaboration with Bayer HealthCare Pharmaceuticals, Inc., or Bayer; reimbursement of the Company’s shared marketing costs related to Nexavar; and royalty revenue. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. The Company records revenue from collaboration agreement on a quarterly basis. Revenue from collaboration agreement is derived by calculating net sales of Nexavar to third-party customers and deducting the cost of goods sold, distribution costs, marketing costs (including without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses and Bayer marketing services expenses), Phase 4 clinical trial costs and allocable overhead costs. Reimbursement by Bayer of the Company’s shared marketing costs related to Nexavar and royalty revenue is also included in the revenue from collaboration agreement line item.

Nexavar is currently marketed and sold in more than 100 countries around the world for the treatment of unresectable liver cancer and advanced kidney cancer. Outside of the United States, excluding Japan, Bayer incurs all of the sales and marketing expenditures, and the Company reimburses Bayer for half of those expenditures. In addition, for sales generated outside of the United States, excluding Japan, the Company reimburses Bayer a fixed percentage of sales for their marketing infrastructure. Research and development expenditures on a worldwide basis, excluding Japan, are equally shared by both companies regardless of whether the Company or Bayer incurs the expense. In Japan, Bayer is responsible for all development and marketing costs, and through December 31, 2011 the Company received a royalty on net sales of Nexavar. Bayer will have no obligation to pay royalties to the Company for sales of Nexavar in Japan for any period after December 31, 2011.

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

Revenue from collaboration agreement was $72.0 million for the three months ended March 31, 2012, compared to $67.1 million for the three months ended March 31, 2011, calculated as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Onyx’s share of collaboration commercial profit	$66,692	$59,580
Reimbursement of Onyx’s shared marketing expenses	5,339	4,604
Royalty revenue	—	2,961

Revenue from collaboration agreement	$72,031	$67,145

Note 3. Liability for Contingent Consideration

In November 2009, we acquired Proteolix, Inc., or Proteolix, a privately-held biopharmaceutical company located in South San Francisco, California under the terms of an Agreement and Plan of Merger, or Merger Agreement. Proteolix focused primarily on the discovery and development of novel therapies that target the proteasome for the treatment of hematological malignancies, solid tumors and autoimmune disorders. This acquisition, which included carfilzomib, has provided us with an opportunity to expand into the hematological malignancies market. Under the terms of the Merger Agreement, the aggregate cash consideration paid to former Proteolix stockholders at closing was $276.0 million and an additional $40.0 million earn-out payment was made in April 2010. In addition, we may be required to pay up to an additional $495.0 million in up to four earn-out payments upon the achievement of certain regulatory approvals for carfilzomib in the U.S. and Europe within pre-specified timeframes. In January 2011, the Company entered into Amendment No. 1 to the Merger Agreement. Amendment No. 1 modified this first payment if the milestone is not achieved by the date originally contemplated on a sliding scale basis, as follows:

•

if accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved after the date originally contemplated, but before June 30, 2012, subject to extension under certain circumstances, then the amount payable will be reduced to $130.0 million; and

•

if accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved more than six months after the date originally contemplated, but before December 31, 2012, subject to extension under certain circumstances, then the amount payable will be reduced to $80.0 million.

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

We recorded a liability for this contingent consideration related to the four earn-out payments with a fair value of $163.2 million at March 31, 2012 based upon a discounted cash flow model that uses significant estimates and assumptions, including the probability of technical and regulatory success (“PTRS”) of the product candidate. Contingent consideration (benefit)/expense is recorded for the change in the fair value of the recognized amount of the liability for contingent consideration. Any further changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Consolidated Statements of Operations.

During the quarter ended March 31, 2012, the Company recorded a contingent consideration expense of $3.2 million, compared to $11.5 million for the same period in the prior year. For the quarter ended March 31, 2012, the increase in the fair value of the contingent consideration liability resulted from the passage of time and reflects the accretion expense recorded for the period.

Note 4. Derivative Instruments

The Company has established a foreign currency hedging program to mitigate the foreign exchange risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. Dollar denominated currencies and reduce volatility in the Company’s cash flow and earnings. The Company hedges a certain portion of anticipated Nexavar-related cash flows owed to the Company with foreign currency and option contracts, typically no more than one year into the future. The underlying exposures, both revenue and expenses, in the Nexavar program are denominated in currencies other than the U.S. Dollar, primarily the Euro. For purposes of calculating the cash flows due to or due from the Company each quarter, the foreign currencies are converted into U.S. dollars based on average exchange rates for the reporting period. The Company does not enter into derivative financial contracts for speculative purposes. As of March 31, 2012 and 2011, foreign currency derivative contracts that were not settled are recorded at fair value on the Condensed Balance Sheet.

The fair values of the Company’s derivative instruments are estimated as described in Note 5, taking into consideration current market rates and the current creditworthiness of the counterparties or the Company, as applicable. The Company’s foreign currency options to hedge anticipated cash flows, where the underlying exposure of revenues and expenses from the Nexavar program are denominated in the Euro, have not been designated as hedging instruments under ASC 815. The changes in the fair value of these foreign currency options are included in the “Other expense” line item in the Consolidated Statements of Operations.

At March 31, 2012, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

	Asset Derivatives March 31, 2012		Liability Derivatives March 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives not designated as hedges:
Foreign currency option contracts	Other current assets	$103	Accrued liabilities	$—

Total derivatives not designated as hedges		103		—

Total derivatives		$103		$—

The effect of derivative instruments on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 was as follows:

Foreign Currency Option Contracts Three Months Ended March 31, 2012
(In thousands)
Derivatives not designated as hedges:
Net loss recognized in net loss (1)	$349

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

Note 5. Fair Value Measurements

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

The Company’s fair value hierarchies for its financial assets and liabilities (cash equivalents, current and non-current marketable securities, derivative instruments, convertible senior notes and current and non-current liabilities for contingent consideration), which require fair value measurement on a recurring basis are as follows:

	As of March 31, 2012
	(In thousands)
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$63,718	$63,718	$—	$—	$63,718
Corporate and financial institutions debt	263,906	—	263,906	—	263,906
Auction rate securities	22,384	—	—	22,384	22,384
U.S. government agencies	160,769	—	160,769	—	160,769
U.S. treasury bills	39,358	39,358	—	—	39,358
Municipal bonds	10,036	—	10,036	—	10,036
Foreign currency option contracts not designated as hedges	103	—	103	—	103

Total	$560,274	$103,076	$434,814	$22,384	$560,274

Liabilities:
Liability for contingent consideration, current and non-current	$163,168	$—	$—	$163,168	$163,168
Convertible senior notes due 2016 (face value $230,000)	165,642	—	289,432	—	289,432

Total	$328,810	$—	$289,432	$163,168	$452,600

	As of December 31, 2011
	(In thousands)
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$30,800	$30,800	$—	$—	$30,800
Corporate and financial institutions debt	303,799	—	303,799	—	303,799
Auction rate securities	22,102	—	—	22,102	22,102
U.S. government agencies	147,445	—	147,445	—	147,445
U.S. treasury bills	40,328	40,328	—	—	40,328
Municipal bonds	14,420	—	14,420	—	14,420
Foreign currency option contracts designated as hedges	466	—	466	—	466

Total	$559,360	$71,128	$466,130	$22,102	$559,360

Liabilities:
Liability for contingent consideration, current and non-current	$159,990	$—	$—	$159,990	$159,990
Convertible senior notes due 2016 (face value $230,000)	162,893	—	303,255	—	303,255

Total	$322,883	$—	$303,255	$159,990	$463,245

Marketable Securities

Level 2 assets consist of debt securities issued by corporate and financial institutions and U.S. government and municipal agencies. The fair value of these securities is estimated using a weighted average price based on market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources.

Level 3 assets include securities with an auction reset feature (“auction rate securities”), which are classified as available-for-sale securities and reflected at estimated fair value. In February 2008, auctions began to fail for these securities and each auction for the majority of these securities since then has failed. As of March 31, 2012, the fair value of each of these securities is estimated utilizing a discounted cash flow analysis that considers interest rates, the timing and amount of cash flows, credit and liquidity premiums, and the expected holding periods of these securities. The unobservable inputs for these securities are the illiquidity premium and expected holding period. The discount rates used in the cash flow analysis that includes the illiquidity premium was 2.6%. An increase or decrease of 1% in the discount rate would have a $1.3 million change in the auction rate securities valuation. The expected holding period was 5.75 years. An increase or decrease of 1 year in the expected holding period would have a $0.3 million change in the auction rate securities valuation. The following table provides a summary of changes in fair value of the auction rate securities:

	Auction Rate Securities Three Months Ended March 31,
	2012	2011
	(In thousands)
Fair value at beginning of period	$22,102	$28,555
Redemptions	—	(350)
Transfer to Level 2	—	(100)
Change in valuation	282	188

Fair value at end of period	$22,384	$28,293

As of March 31, 2012, as a result of the decline in fair value of the Company’s auction rate securities, which the Company believes is temporary and attributes to liquidity rather than credit issues, the Company has recorded an unrealized loss of $1.5 million included in the accumulated OCI line of stockholders’ equity. All of the auction rate securities held by the Company as of March 31, 2012 consist of securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Any future fluctuation in fair value related to the auction rate securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any decline in fair value is other than temporary, it will record a charge to earnings as appropriate. The Company does not intend to sell these securities and management believes it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost bases.

Foreign Currency Option Contracts

Level 2 assets and liabilities include foreign currency option contracts, which are reflected at fair value. The Company has established a foreign currency hedging program to manage the economic risk of its exposure to fluctuations in foreign currency exchange rates from the Nexavar program. Refer to Derivative Instruments in Note 4 for further information.

Liability for Contingent Consideration

Level 3 liabilities include the acquisition-related non-current liability for contingent consideration the Company recorded representing the amounts payable to former Proteolix stockholders upon the achievement of specified regulatory approvals for carfilzomib in the U.S. and Europe within pre-specified timeframes. The range of the undiscounted amounts we could be required to pay for the remaining earn-out payments is between zero and $495.0 million. The fair value of this Level 3 liability is estimated using a probability-weighted discounted cash flow analysis and a discount rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Subsequent changes in the fair value of this liability are recorded to the “Contingent consideration” expense line item in the Condensed Consolidated Statements of Operations under operating expenses. The unobservable input for this liability is the probability of occurrence by the contractual milestone dates primarily based on PTRS. The range in PTRS is consistent with industry standards of other oncology compounds. A 1% change in the probability of occurrence of each milestone would have a $3.5 million change in the contingent considerations liability. During the three months ended March 31, 2012, the Company recorded contingent consideration expense of $3.2 million compared to $11.5 million in the same period last year. The change was primarily associated with the change in the probability of occurrence, a significant input in the discounted cash flow analysis used to calculate the fair value of the non-current liability and also the passage of time. Refer to Liability for Contingent Consideration in Note 3 for further details.

The following table provides a summary of the changes in the fair value of the non-current liability for contingent consideration:

	Liability for Contingent Consideration Three Months Ended March 31,
	2012	2011
	(In thousands)
Fair value at beginning of period	$159,990	$253,458
Payments	—	—
Change in valuation	3,178	11,495

Fair value at end of period	$163,168	$264,953

Transfers of these liabilities between Levels are recognized when the Company becomes aware of changes in the circumstances causing the transfer. Refer to Liability for Contingent Consideration in Note 3 for further details.

Convertible Senior Notes due 2016

Level 2 liabilities consist of the Company’s convertible senior notes due 2016. The fair value of these convertible senior notes is estimated by computing the fair value of a similar liability without the conversion option. Refer to Convertible Senior Notes due 2016 in Note 8 for further details on the fair value. In accordance with ASC 825-10, Financial Instruments, the estimated market value of the Company’s convertible senior notes as of March 31, 2012 was $289.4 million. The Company’s convertible senior notes are not marked-to-market and are shown at their original issuance value net of the amortized discount and the portion of the value allocated to the conversion option is included in stockholders’ equity in the accompanying unaudited Condensed Consolidated Balance Sheet March 31, 2012.

Note 6. Marketable Securities

Marketable securities consist of securities that are classified as “available for sale.” Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings is determined using specific identification. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income. The weighted-average maturity of the Company’s current marketable securities as of March 31, 2012 was approximately nine months.

Available-for-sale marketable securities consisted of the following:

	March 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Agency bond investments:
Current	$200,136	$55	($64)	$200,127

Total agency bond investments	200,136	55	(64)	200,127

Corporate debt investments:
Current	273,702	377	(137)	273,942
Non-current	23,875	—	(1,491)	22,384

Total corporate investments	297,577	377	(1,628)	296,326

Total available-for-sale marketable securities	$497,713	$432	$(1,692)	$496,453

	December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Agency bond investments:
Current	$187,709	$70	$(7)	$187,772

Total agency bond investments	187,709	70	(7)	187,772

Corporate debt investments:
Current	315,522	128	(430)	315,220
Non-current	23,875	—	(1,773)	22,102

Total corporate investments	339,397	128	(2,203)	337,322

Total available-for-sale marketable securities	$527,106	$198	$(2,210)	$525,094

Estimated fair value was determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at March 31, 2012 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The estimated fair value of auction rate securities was based a discounted cash flow model and classified as non-current marketable securities on the accompanying unaudited Condensed Consolidated Balance Sheet. The Company recorded a $1.5 million unrealized loss through accumulated other comprehensive income or loss instead of earnings because the Company has deemed the impairment of these securities to be temporary.

Note 7. Lease Termination Exit Costs

As a result of the Company’s consolidation of its facilities, on May 26, 2011, the Company ceased the use of facilities it previously occupied. In connection with the exit from these facilities, during 2011, we recorded total exit costs of approximately $7.3 million, which includes $5.5 million related to operating lease obligations, adjusted for any effects of deferred rent liability recognized under purchase accounting; $1.1 million in other facility related costs and $0.7 million in property and equipment write-offs. The estimated costs disclosed are based on a number of assumptions, and actual results could materially differ. During the first quarter of 2012, we entered into a Third Amendment to Sublease and Sublease Termination Agreement with Oracle America, Inc. to terminate the subleases for the twelfth and third floors of the building located at 2100 Powell Street, Emeryville, California. The remaining lease termination exit cost liability relates to a sublease for one floor at 2100 Powell Street, Emeryville, California. The aggregated exit costs amount is presented as a separate line item in the operating expenses of the Condensed Consolidated Statement of Operations titled lease termination exit costs.

As of March 31, 2012, the total outstanding lease termination exit costs liability is summarized in the following table:

	Operating Lease Obligations	Other Facility Related Costs	Total
(In thousands of Dollars)
Balance at December 31, 2011	$2,653	$524	$3,177
Cash Payments	(296)	(18)	(314)
Lease termination	(1,027)	(506)	(1,533)

Ending accrual balance at March 31, 2012	$1,330	$—	$1,330

Note 8. Convertible Senior Notes due 2016

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

The following is a summary of the principal amount of the liability component of the 2016 Notes, its unamortized discount and its net carrying amount as of March 31, 2012:

March 31, 2012
(In thousands)
Carrying amount of the equity component	$89,468
Net carrying amount of the liability component	$76,174
Unamortized discount of the liability component	$64,358

The effective interest rate used in determining the liability component of the 2016 Notes was 12.5%. The application of ASC 470-20 resulted in an initial recognition of $89.5 million as the debt discount with a corresponding increase to paid-in capital, the equity component, for the 2016 Notes. The debt discount and debt issuance costs are amortized as interest expense through August 2016. For the three months ended March 31, 2012 and 2011, the interest expense was $2.3 million, respectively, relating to the 4.0% stated coupon rate. The non-cash interest expense relating to the amortization of the debt discount for the three months ended March 31, 2012 was $2.7 million compared to $2.4 million for the three months ended March 31, 2011. The estimated fair value of the Company’s senior notes as of March 31, 2012 was $289.4 million.

Note 9. Commitments and Contingencies

Commitments

In April 2011, we moved our company headquarters to 249 East Grand Avenue, South San Francisco, California from Emeryville, California. Rent expense for the three months ended March 31, 2012 and 2011 was approximately $1.1 million and $1.7 million, respectively. We received no sublease income during these periods.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 10. Stock-Based Compensation

The Company accounts for stock-based compensation to consultants, employees and directors by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period. Total employee stock-based compensation expenses were $6.8 million for the three months ended March 31, 2012, compared to $5.4 million for the three months ended March 31, 2011.

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

The Company recorded income tax expense of $18,000 for the three months ended March 31, 2012, primarily related to state and foreign income taxes. For the three months ended March 31, 2011, the Company recorded an income tax expense of $32,000 primarily related to state income taxes.

There were no changes to the Company’s unrecognized tax benefits for the three months ended March 31, 2012. As of March 31, 2012, the total unrecognized tax benefit was $11.9 million. The Company is in the process of completing an analysis of its tax credit carryforwards. Any uncertain tax positions identified in the course of this analysis will not impact the consolidated financial statements if the Company continues to maintain a full valuation allowance on its deferred tax assets. The Company does not expect to have any significant changes to unrecognized tax benefits over the next twelve months other than a potential adjustment resulting from our tax credit analysis mentioned above. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded for the three months ended March 31, 2012.

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

Dilutive potential common shares for dilutive convertible senior notes are calculated based on the “if-converted” method. Under the “if-converted” method, when computing the dilutive effect of convertible senior notes, the numerator is adjusted to add back the amount of interest and debt issuance costs recognized in the period and the denominator is adjusted to add the amount of shares that would be issued if the entire obligation is settled in shares. As of March 31, 2012, the Company’s outstanding indebtedness consisted of its 4.0% convertible senior notes due 2016.

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

The computations for basic and diluted net loss per share were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net loss - basic	$(56,212)	$(49,162)
Add: interest and issuance costs related to convertible senior notes	—	—

Net loss - diluted	$(56,212)	$(49,162)

Denominator:
Weighted average common shares outstanding - basic	63,697	63,008
Dilutive effect of convertible senior notes	—	—

Weighted-average common shares outstanding and dilutive potential common shares - diluted	63,697	63,008

Net loss per share:
Basic and diluted	$(0.88)	$(0.78)

Under the “if-converted” method, 5.8 million potential common shares relating to the 2016 Notes were not included in diluted net loss per share for the three months ended March 31, 2012 because their effect would be anti-dilutive. Diluted net loss per share does not include the effect of $3.4 million and $4.1 million stock-based awards that were outstanding during the three months ended March 31, 2012 and 2011, respectively, because their effect would have been anti-dilutive.

Note 13. Accumulative Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net unrealized gain (loss) on available-for-sale securities	$(1,261)	$(1,154)
Net unrealized gain (loss) on derivatives designated as hedges	—	14

Accumulated Other Comprehensive Income (Loss)	$(1,261)	$(1,140)

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

Overview

We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. By applying our expertise to develop and commercialize therapies designed to exploit the genetic and molecular differences between cancer cells and normal cells, we have built two franchise platforms — one in kinase inhibition and one in proteasome inhibition. In our kinase inhibitor franchise, our lead product, Nexavar ® (sorafenib) tablets is approved for unresectable liver cancer and advanced kidney cancer. With our development and marketing partner Bayer HealthCare Pharmaceuticals Inc., or Bayer, we share equally in the profits and losses of Nexavar worldwide, except Japan. A second kinase inhibitor, regorafenib, is an investigational agent that has already demonstrated positive Phase 3 survival data in metastatic colorectal cancer, and also demonstrated positive Phase 3 survival data in gastrointestinal stromal tumors, or GIST. Onyx will receive a twenty percent royalty on potential future global oncology sales of this Bayer compound, if approved. In our proteasome inhibitor franchise, our lead agent is carfilzomib for the potential treatment of patients with multiple myeloma and solid tumors. Carfilzomib is a late-stage compound with the potential for accelerated marketing approval in the United States based on our current clinical trial data and assuming a favorable regulatory outcome. We are also developing two other novel proteasome inhibitors, including an oral protease inhibitor oprozomib (ONX 0912) and an immunoproteasome inhibitor (ONX 0914). In addition, we expect to continue to expand our development pipeline, with multiple clinical or preclinical stage product candidates.

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

Business Highlights

Kinase Inhibitor Franchise

During the first quarter of 2012, we continued to execute on our value building strategy by increasing worldwide sales of Nexavar. In October 2011 we restructured our partnership with Bayer HealthCare for the global development and marketing of Nexavar and entered into a new agreement related to regorafenib, a late-stage oncology compound. Under the terms of the agreements, regorafenib is a Bayer compound, and Bayer will have the final decision-making authority for global development and commercialization. Onyx is entitled to receive a twenty percent royalty on any future global net sales of regorafenib in oncology and in April 2012, we exercised our option under the collaboration agreement to co-promote regorafenib in the United States with Bayer. The status of Nexavar under the revised collaboration agreement remains largely unchanged. Onyx and Bayer are free to use their respective Nexavar sales forces to promote regorafenib and additional products outside of the collaboration. Bayer has purchased Onyx’s royalty rights for sales of the product in Japan in exchange for a one-time payment, and will have no obligation to pay Nexavar royalties to Onyx on Japanese sales after December 31, 2011. During the first quarter of 2012, regorafenib also demonstrated positive Phase 3 survival data in gastrointestinal stromal tumors, or GIST.

Proteasome Inhibitor Franchise

We continued to invest in the development and pre-launch commercialization of carfilzomib. In September 2011, we completed a New Drug Application (NDA) submission to the U.S. Food and Drug Administration (FDA) under the accelerated approval process for carfilzomib for the potential treatment of patients with relapsed and refractory multiple myeloma. Onyx received a Standard Review designation from the FDA and FDA Oncologic Drugs Advisory Committee (ODAC) will review the company’s new drug application (NDA) for carfilzomib for the treatment of patients with relapsed and refractory multiple myeloma who have received at least two prior therapies at its meeting on June 20, 2012. The Prescription Drug User Fee Act (PDUFA) date for completion of review by the FDA is July 27, 2012.

Financial Highlights

Our operating results for the three months ended March 31, 2012 included revenue from the Nexavar collaboration agreement of $72.0 million as compared to $67.1 million for the three months ended March 31, 2011 primarily driven by increased net sales of Nexavar as recorded by Bayer.

Total operating expenses for the three months ended March 31, 2012 were $122.8 million, an increase of $14.3 million, or 13% from $108.5 million for the same period in 2011. The increase in operating expenses was primarily due to the increase in research and development expenses for the development of carfilzomib, particularly the Phase 3 ASPIRE and FOCUS trials, offset by lower contingent consideration expenses recorded in the first three months of 2012 compared to the same period last year.

Worldwide sales of Nexavar, as recorded by Bayer, in countries around the world increased from $235.5 million for the three months ended March 31, 2011 to $243.3 million for the three months ended March 31, 2012. The strong growth is driven primarily by the increased sales in the U.S. and Asia-Pacific region, particularly China.

Cash, cash equivalents and current and non-current marketable securities at March 31, 2012 were $622.4 million, a decrease of $46.0 million, or 7%, from $668.4 million at December 31, 2011. The decrease is primarily attributable to net cash used in operations and the increase in research and development expenses for the development of carfilzomib.

Critical Accounting Policies and the Use of Estimates

Critical accounting policies are those that require significant estimates, assumptions and judgments by management about matters that are inherently uncertain at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates. As of March 31, 2012, there have been no significant or material changes to our critical accounting policies or estimates since we filed our 2011 Annual Report on Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission (“SEC”).

Results of Operations

Three months ended March 31, 2012 and 2011

Revenue from Collaboration Agreement

Nexavar is our only marketed product. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the three months ended March 31, 2012 and 2011, we reported no product revenue related to Nexavar. Nexavar revenue subject to profit sharing as recorded by Bayer were $209.7 million and $193.2 million for the three months ended March 31, 2012 and 2011, respectively, primarily from sales in the United States, the European Union, Asia-Pacific and other territories worldwide. This represents an increase of $16.5 million, or 9% over Nexavar net sales recorded by Bayer for the three months ended March 31, 2011.

Nexavar is currently approved in more than 100 countries worldwide for the treatment of unresectable liver cancer and advanced kidney cancer. We co-promote Nexavar in the United States with Bayer under collaboration and co-promotion agreements. Under the terms of the co-promotion agreement and consistent with the collaboration agreement, we and Bayer share equally in the profits or losses of Nexavar, if any, in the United States, subject only to our continued co-funding of the development costs of Nexavar worldwide outside of Japan and our continued co-promotion of Nexavar in the United States. Outside of the United States, excluding Japan, Bayer incurs all of the sales and marketing expenditures, and we reimburse Bayer for half of those expenditures. In addition, for sales generated outside of the United States, excluding Japan, we reimburse Bayer a fixed percentage of sales for their marketing infrastructure. Research and development expenditures on a worldwide basis, excluding Japan, are equally shared by both companies regardless of whether we or Bayer incurs the expense. In Japan, Bayer is responsible for all development and marketing costs and we received a royalty on net sales of Nexavar through December 31, 2011. Under the Fourth Amendment to the collaboration agreement, Bayer will have no obligation to pay royalties to Onyx for sales of Nexavar in Japan for any period after December 31, 2011.

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

Revenue from collaboration agreement for the three months ended March 31, 2012 and 2011 is calculated as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Nexavar worldwide product revenue, net (as recorded by Bayer)	$243,264	$235,467

Nexavar revenue subject to profit sharing (as recorded by Bayer)	$209,700	$193,170
Combined cost of goods sold, distribution, selling, general and administrative expenses	76,317	74,010

Combined collaboration commercial profit	$133,383	$119,160

Onyx’s share of collaboration commercial profit	$66,692	$59,580
Reimbursement of Onyx’s shared marketing expenses	5,339	4,604
Royalty revenue	—	2,961

Revenue from collaboration agreement	$72,031	$67,145

Revenue from collaboration agreement was $72.0 million and $67.1 million and for the three months ended March 31, 2012 and 2011, respectively. The increase in revenue from collaboration for the three months ended March 31, 2012 from the same period in 2011 is primarily as a result of sales growth in the U.S. and increased demand in emerging markets, and in China. In addition, collaboration commercial profit increased to 64% as a percentage of Nexavar revenue subject to profit sharing in 2012 from 62% in 2011 increasing the revenue from collaboration. Revenue from collaboration agreement is directly affected by the increases and decreases in Nexavar net revenue, over and above the associated cost of goods sold, distribution, selling and general administrative expenses. In addition, as our reimbursement of shared marketing expenses increases or decreases, our revenue from collaboration agreement increases or decreases accordingly. We expect Nexavar sales and Bayer’s and our shared cost of goods sold, distribution, selling and general administrative expense to increase as Bayer continues to expand Nexavar marketing and sales activities outside of the United States, particularly in certain Asia-Pacific countries. Moreover, prolonged or profound economic downturn may result in adverse changes to product reimbursement and pricing and sales levels, which would harm our operating results.

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

Research and development expenses, as compared to the same periods of the prior year, were as follows:

	Ended March 31,		2012 vs 2011
	2012	2011	$	%
	(In thousands, except percentages)
Research and development	$80,660	$62,494	$18,166	29%

Research and development expenses include costs to develop our product candidates and our share of the research and development costs incurred for Nexavar by Bayer and us under our cost sharing arrangement. The increase in research and development expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is primarily due to investments in the development of carfilzomib, including salaries and related costs for increased personnel hired in 2012, advancing our clinical products particularly relating to our ongoing Phase 3 clinical trials of carfilzomib, including comparator drug costs, and the expense of manufacturing carfilzomib in anticipation of a potential commercial launch. The increase in research and development expenses was partially offset by a $6.9 million reimbursement received from Ono and by lower expenses for the ONX 0803 program compared to 2011. Under the terms of the license agreement with Ono, a percentage of the global development costs we incur for the development of carfilzomib and oprozomib is reimbursed by Ono. Under the termination agreement with S*Bio, our option rights to ONX 0803, which we did not exercise, reverted to S*Bio and S*Bio will retain responsibility for all development and commercialization of this compound. Research and development expenses also included stock-based compensation of $2.0 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

Our share of the research and development costs incurred for Nexavar include 96% and 91% of the costs incurred by Bayer for Nexavar for the three months ended March 31, 2012 and 2011, respectively. As a result of the cost sharing arrangement between us and Bayer for research and development costs, there were net reimbursable amounts of $24.6 million, and $19.4 million due to Bayer for the periods ended March 31, 2012 and 2011, respectively. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. For the periods covered in the financial statements presented, there have been no significant or material differences between actual amounts and estimates. However, if we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment. As of March 31, 2012, our share of the Nexavar development costs incurred to date under the collaboration was $712.7 million.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, employee benefits, consulting, advertising and promotion expenses, legal costs, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs. Selling, general and administrative expenses, as compared to prior years were as follows:

	Three Months Ended March 31,		Change 2012 vs 2011
	2012	2011	$	%
	(In thousands, except percentages)
Selling, general and administrative	$38,944	$34,471	$4,473	13%

The increase in selling, general and administrative expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to planned increases in employee headcount and related costs across all departments to support our planned growth, prudent pre-launch commercial costs for carfilzomib and increased facilities-related costs. Selling, general and administrative expenses also included stock-based compensation of $5.3 million in the three months ended March 31, 2012, compared to $4.6 million in the same period in 2011. We expect our selling, general and administrative expenses to increase further due to increases in personnel and due to preparations for the potential launches of carfilzomib in various territories.

Contingent Consideration Expense

Contingent consideration expense, as compared to the same periods of the prior year, were as follows:

	Three Months Ended March 31,		Change 2012 vs 2011
	2012	2011	$	%
	(In thousands, except percentages)
Contingent consideration	$3,178	$11,495	$(8,317)	-72%

As a result of the acquisition of Proteolix in November 2009 under the terms of an Agreement and Plan of Merger, or the Merger Agreement, which was entered into in October 2009, we made a payment of $40.0 million in April 2010 and may be required to pay up to an additional $495.0 million payable in up to four earn-out payments upon the achievement of certain regulatory approvals for carfilzomib in the U.S. and Europe within pre-specified timeframes. In January 2011, we entered into Amendment No. 1 to the Merger Agreement, or the Amendment, which requires us to make potential milestone payments on a sliding scale basis, as follows:

•

if accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved after the date originally contemplated, but before June 30, 2012, subject to extension under certain circumstances, then the amount payable will be $130.0 million; and

•

if accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved more than six months after the date originally contemplated, but before December 31, 2012, subject to extension under certain circumstances, then the amount payable will be $80.0 million.

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

We recorded a liability for this contingent consideration related to the four earn-out payments with a fair value of $163.2 million at March 31, 2012 based upon a discounted cash flow model that uses significant estimates and assumptions, including the probability of technical and regulatory success (“PTRS”) of the product candidate, carfilzomib. Contingent consideration (benefit)/expense is recorded for the change in the fair value of the recognized amount of the liability for contingent consideration. During the three months ended March 31, 2012, the Company recorded contingent consideration expense of $3.2 million, compared to $11.5 million during the same period in 2011.The decrease in expense recorded in March 31, 2012 is primarily a result of changes made at year end to our PTRS and reduction in potential milestones owed to the Proteolix shareholders. The change in contingent consideration for the three month periods was primarily associated with the passage of time. Any further changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations.

Investment Income

Investment income consists of interest income and realized gains or losses from the sale of marketable equity investments. We had investment income of $0.8 million for the three months ended March 31, 2012, an increase of $0.2 million, or 17%, from $0.6 million in the same period in 2011. This increase was partially due to the higher average cash balances during the quarter, following the receipt of the $160 million from Bayer in October 2011.

Interest Expense

Interest expense was $5.3 million for the three months ended March 31, 2012, compared to interest expense of and $5.0 million for the three months ended March 31, 2011. Interest expense primarily relates to the 4.0% convertible senior notes due 2016 issued in August 2009, and includes non-cash imputed interest expense of $2.7 million for the three months ended March 31, 2012 and $2.4 million for the comparable period in 2011, as a result of the application of ASC 470-20.

Other Expense

Other expense was $0.9 million for the three months ended March 31, 2012, compared to $3.5 million for the three months ended March 31, 2011. Other expense $3.5 million for the three months ended March 31, 2011 primarily relate to a $3.0 million expense recorded for the impairment of our equity investment in S*BIO.

Liquidity and Capital Resources

With the exception of the profitability we achieved for the years ended December 31, 2011, 2009 and 2008, we have incurred significant annual net losses since our inception and have relied primarily on public and private financing; combined with milestone payments we received from our collaborators, to fund our operations. At March 31, 2012, we had cash, cash equivalents and current and non-current marketable securities of $622.4 million compared to $668.4 million at December 31, 2011. The decrease of $46.0 million was primarily attributable to increased operating expenses related to the development of carfilzomib as well as a $4.6 million interest payment on our 2016 Notes.

For the three months ended March 31, 2012, our cash used in operations was $44.4 million, compared to $44.1 million for the comparable period in 2011. Expenditures for capital equipment amounted to approximately $8.9 million for the three months ended March 31, 2012, and $9.4 million for the comparable period in 2011. Capital expenditures in both periods were primarily for construction of facilities in South San Francisco, California that we leased and subleased beginning in July 2010 and for equipment to accommodate our employee growth.

At March 31, 2012, our investment portfolio includes $23.8 million AAA rated securities with an auction reset feature (“auction rate securities”) that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the auction rate securities with a par value of $23.8 million as non-current marketable securities on the accompanying Consolidated Balance Sheet. We have determined the fair value to be $22.4 million for these securities, based on a discounted cash flow model, and have increased the carrying value of these marketable securities by $1.5 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. An increase or decrease of 1% in the discount rate would have a $1.3 million charge in the auction rate securities valuation. An increase or decrease of 1 year in the expected holding period would have a $0.3 million charge in the auction rate securities valuation.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Recent Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal. We believe that we take a conservative approach to investing our cash in that we invest only in highly-rated securities, diversify our portfolio of investments by limiting the exposure to any one issuer and maintain a short over-all duration. Our portfolio consists of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, U.S. government and government-related securities, investment grade corporate and municipal bonds. While we believe we take active measures to mitigate investment risk, such risks cannot be fully eliminated because of market circumstances particularly in the last few years. Our cash equivalents and investments are subject to market risk due to changes in interest rates. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. As part of our risk management procedures, we use analytical techniques including sensitivity analysis to monitor the interest rate risk in our portfolio. If market interest rates were to increase or decrease by 100 basis points, or 1%, as of March 31, 2012, the fair value of our portfolio would decline or increase, by approximately $3.7 million. Additionally, a hypothetical increase or decrease of 1% in market interest rates during the three months ended March 31, 2012 would have resulted in a change of $1.4 million in our net income for the three months ended March 31, 2012.

The table below presents the amounts and related weighted average interest rates of our cash equivalents and marketable securities at:

	March 31, 2012			December 31, 2011
	Maturity	Fair Value (In millions)	Average Interest Rate	Maturity	Fair Value (In millions)	Average Interest Rate
Cash equivalents, fixed rate	0 –3 months	$70.8	0.03%	0 – 3 months	$62.0	0.09%
Marketable securities, fixed rate	0 –23 months	$490.8	0.49%	0 –20 months	$498.0	0.56%

Liquidity Risk

Our investment portfolio includes $23.8 million of student-loan auction rate securities. Since February 2008, securities of this type have experienced failures in the auction process. However, a limited number of these securities have been redeemed, in part or as a whole, at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the remaining balance of auction rate securities as non-current marketable securities on the accompanying unaudited Condensed Consolidated Balance Sheet at March 31, 2012. We have determined the fair value to be $22.4 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $1.5 million through accumulated other comprehensive loss instead of earnings because we have deemed the impairment of these securities to be temporary. In general, the Company does not intend to sell any of the auction rate securities it holds, nor will the Company more likely than not be required to sell any of the auction rate securities, before it recovers its amortized cost basis.

Foreign Currency Exchange Rate Risk

A majority of Nexavar sales as well as commercial and development expense are generated outside of the United States. Our revenue from collaboration agreement is dependent on these foreign currency denominated activities, which are translated into U.S. dollars based on the average exchange rates for the reporting period. As a result of these underlying non-U.S. Dollar denominated activities, fluctuations in foreign currency exchange rates affect our operating results. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as they are translated into U.S. dollars for presentation in our financial statements, as well as our operating margins. The primary foreign currency that we are exposed to is the Euro. A hypothetical increase or decrease of 1% in exchange rates between the Euro and U.S. Dollar during the three months ended March 31, 2012 would have resulted in a change in our net loss of $0.1 million, based on our expected exposures.

As we expand, we could be exposed to exchange rate fluctuation in other currencies. Exchange rates between foreign currencies and U.S. dollars have fluctuated significantly in recent years and may do so in the future. Commencing in the third quarter of 2010, we established a foreign currency hedging program. The objective of the program is to mitigate the foreign exchange risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. Dollar denominated currencies in order to reduce volatility in our cash flow and earnings. Currently, we hedge a certain portion of our foreign currency exchange rate exposure with foreign currency option contracts, typically no more than one year into the future. These derivative instruments are intended to reduce the effects of variations in our cash flow resulting from fluctuations in foreign currency exchange rates. However, in certain circumstances, these derivative instruments may expose us to the risk of financial loss. Our cash flows are denominated in U.S. Dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

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

We have marked with an asterisk (*) those risk factors below that reflect material changes from the risk factors included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2012.

*Nexavar® is our only approved product and source of commercial revenues. If Nexavar fails and we, independently or in collaboration with Bayer are unable to commercialize other products, our business would fail.

Nexavar is the only approved product that generated commercial revenues for the quarter ended March 31, 2012 and which we rely on to fund our operations. Unless we can successfully commercialize other product candidates and/or unless Bayer successfully commercializes regorafenib, we will continue to rely on Nexavar to generate substantially all of our revenues and fund our operations. All of our other product candidates are still development-stage, and we may never obtain approval of or earn revenues from any of our product candidates. Similarly, Bayer may be unsuccessful in obtaining regulatory approval for regorafenib. Carfilzomib is in late stage clinical development and our other product candidates are in early stage clinical development. Successful development and commercialization of these compounds and our other product candidates is highly uncertain and depends on a number of factors, many of which are beyond our control.

*We may never obtain regulatory approval for carfilzomib, regorafenib or any other product candidate, or approval may be limited.

The New Drug Application, or NDA, for accelerated approval of carfilzomib may not be approved by the FDA. Our NDA for accelerated approval of carfilzomib was based on a single-arm Phase 2b trial, and the FDA has advised us that recent Oncology Drug Advisory Committee recommendations specify a preference for randomized Phase 3 trials for the accelerated approval (Subpart H) pathway. In addition, the FDA outlined potential review issues, including whether the application is sufficient to support an FDA conclusion that the data provided in the NDA meets accelerated approval criteria and whether the benefit and risk are appropriately balanced, given that the application is based on a single-arm study. The FDA’s assessment of whether the NDA meets the criteria of accelerated approval will also include an assessment of whether carfilzomib provides an advantage over all approved therapies. We have limited experience managing regulatory filings and in negotiating product approval and licensure with regulatory authorities. We may not succeed in obtaining accelerated approval, or full approval of carfilzomib on anticipated timelines or at all. A delay in the FDA review of our NDA, or denial of approval, would delay or prevent commercialization of carfilzomib. The NDA review process is extensive, lengthy, expensive and uncertain, and the FDA may delay action on or approval of the NDA significantly beyond the July 27, 2012 date assigned under the Prescription Drug User Fee Act, limit or deny approval of carfilzomib for many reasons, including:

•	the FDA may conclude that our NDA fails to satisfy the requirements for approval under Subpart H;

•	the data resulting from the clinical trials may not be satisfactory to the FDA;

•

the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials or conclude that the data fails to meet statistical or clinical significance or that there is an unmet medical need;

•	the FDA may not find the data from preclinical studies and clinical studies sufficient to demonstrate that carfilzomib’s clinical and other benefits outweighs its safety risks;

•	the FDA may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the FDA may not accept data generated at our clinical trial sites and monitored by third party clinical research organizations, or CROs;

•	the FDA may determine that we did not properly oversee third party CROs and our clinical trials;

•	the FDA may not accept our stability data for commercial product;

•	the FDA may identify deficiencies in our manufacturing processes, facilities or analytical methods or those of our third party contract manufacturers;

•	the FDA position can change or be adversely impacted due to unexpected or unpredictable external circumstances;

•	the FDA may or may not be persuaded or influenced by its Oncologic Drug Advisory Committee, or ODAC;

•	the FDA may change its approval policies, adopt new regulations or provide new guidance with significant requirements not currently included or considered by us when seeking NDA approval.

Even if the FDA ultimately approves our NDA, the FDA may impose requirements, conditions and restrictions that could significantly increase costs or delay and limit our ability to successfully commercialize carfilzomib. The FDA may require additional pre-clinical, clinical or retrospective observational studies or trials. The FDA may require a risk evaluation and mitigation strategy (“REMS”) for carfilzomib, which could include a Medication Guide or a Conditions to Assure Safe Use requirement such as special patient monitoring/management to minimize risk of drug-related adverse events. These studies or trials may involve continued testing of carfilzomib and development of data, including clinical data, about carfilzomib’s effects in various populations and any side effects associated with long-term use. The FDA may require post-marketing studies or trials to investigate known serious risks or signals of serious risks or identify unexpected serious risks and may require periodic status reports if new safety information develops. The FDA may impose label restrictions to address safety concerns. Such label restrictions could include limited indications and usage, expanded contraindications and expanded warnings and precautions. Any REMS plan, post-marketing studies, trials or commitments or label restrictions could significantly delay, limit, or prevent successful commercialization of carfilzomib or otherwise severely harm our business and financial condition. Failure to conduct post-marketing studies in a timely manner may result in substantial civil fines and even future withdrawal of approval to commercialize

Similarly, Bayer may never file applications for regulatory approval of regorafenib, and even if it files applications, it may never obtain regulatory approval to market regorafenib, for the reasons stated above. If Bayer obtains regulatory approval of regorafenib, it may be subject to requirements, conditions, and restrictions similar to those described above, including post-marketing studies or REMS, which could delay, limit or prevent successful commercialization of regorafenib and harm our business and financial condition.

Our stock price is volatile, our operating results are unpredictable, we have a history of losses and we may be unable to sustain profitability.

Our stock price is volatile and is likely to continue to be volatile. A variety of factors may have a significant effect on our stock price, including:

•	fluctuations in our results of operations;

•	results from or speculation about clinical trials or the regulatory status of Nexavar, carfilzomib, regorafenib or other product candidates;

•	decisions or changes in policy by regulatory agencies, or changes in regulatory requirements;

•	announcements by us regarding, or speculation about, our strategic transactions or business development activities;

•	ability to accrue patients into clinical trials or submit or obtain approval of regulatory filings;

•	developments in our relationship with Bayer, Ono and other commercialization partners;

•	changes in healthcare reimbursement policies or other government regulations;

•	changes in generally accepted accounting principles and changes in tax laws;

•	announcements by us or our competitors of innovations, clinical data results, new products or new regulatory filings;

•	sales by us of our common stock or debt securities; and

•	foreign currency fluctuations, which would affect our share of collaboration profits or losses.

In the past, following our or Bayer’s announcements regarding lower than anticipated Nexavar sales and disappointing clinical trials in melanoma and non small cell lung cancer, or NSCLC, and following our announcements about various clinical and regulatory developments for carfilzomib, our stock price has declined, in some cases significantly.

Our operating results and Nexavar sales will likely fluctuate from quarter to quarter and from year to year, and are difficult to predict. Our operating expenses are dependent on expenses incurred by Bayer and in certain regions are independent of Nexavar sales. We have to date incurred losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We will incur operating losses in the future as we expand our development and commercial activities for carfilzomib and our product candidates. We expect to incur significant operating expenses associated with the development activities of carfilzomib and additional products, including potentially regorafenib, if we conduct separate development of regorafenib in certain indications, at our own expense, as permitted under the regorafenib agreement.

As a result of the acquisition of Proteolix, we may be required to pay up to an additional $495.0 million in four earn-out payments upon the receipt of certain regulatory approvals within pre-specified timeframes. We recorded a liability for this contingent consideration for the four earn-out payments with a fair value of $163.0 million at March 31, 2012 based upon a discounted cash flow model that uses significant estimates and assumptions. Any changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations. Moreover, we may, at our discretion, make any of the remaining earn-out payments in the form of cash, shares of Onyx common stock or a combination thereof. If we elect to issue shares of our common stock in lieu of making an earn-out payment in cash, this would have a dilutive effect on our common stock and could cause the trading price of our common stock to decline.

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

•

regulatory approvals may not be received, or may be delayed due to factors such as slow enrollment in clinical studies, extended length of time to achieve study endpoints, additional time requirements for data analysis or preparation of an Investigational New Drug, or IND, application, discussions with regulatory authorities, requests from regulatory authorities for additional preclinical or clinical data, analyses or changes to study design, including possible changes in acceptable trial endpoints, or unexpected safety, efficacy or manufacturing or quality issues, changes in policy or attitudes at regulatory authorities, and regulatory filings submitted on competing drugs that could alter the regulatory prospects of our drugs;

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

Failure to successfully develop carfilzomib or regorafenib could harm their commercialization, and failure to successfully commercialize carfilzomib or regorafenib or to complete additional development of Nexavar for these or any other reasons would significantly harm our business and could cause the trading price of our common stock to decline significantly.

*If Nexavar does not continue to be broadly adopted for the treatment of unresectable liver cancer, our business would be harmed. If our ongoing and planned clinical trials fail to demonstrate that Nexavar is safe and effective for additional indications or we are unable to obtain necessary approvals for other uses, we will be unable to expand the commercial market for Nexavar and our business may be harmed or fail.

The ultimate market size for Nexavar in treating unresectable liver cancer will depend on several factors, including educating treating physicians on the appropriate use of Nexavar and the management of patients who are receiving Nexavar. This may be difficult as liver cancer patients typically have underlying liver disease and other comorbidities and can be treated by a variety of medical specialists. In addition, screening, diagnostic and treatment practices can vary significantly by region. Further, liver cancer is common in many regions in the developing world where the healthcare systems are limited and reimbursement for Nexavar is limited or unavailable, which will likely limit or slow adoption. While we have been established Nexavar as part of the treatment paradigm for liver cancer, we may not be able to successfully achieve its full market potential for this indication. In addition, certain countries require pricing to be established before reimbursement for this indication may be obtained and in some Asian Pacific countries where most of the current market is private pay, these approvals require prolonged negotiations with the governments, potentially including multiple government agencies. In addition, we may not receive or maintain pricing approvals at favorable levels or at all, which could harm our ability to broadly market Nexavar.

Nexavar has not been approved in any indications other than unresectable liver cancer and advanced kidney cancer. We and Bayer are currently conducting a number of clinical trials of Nexavar; however, our clinical trials may fail to demonstrate that Nexavar is safe and effective in other indications, and Nexavar may not gain additional regulatory approval, which would limit the potential market for the product causing our business to fail. If we are not able to obtain approval for label expansion or alternative delivery mechanisms, we will have incurred significant clinical trial costs without corresponding benefits, our stock price may suffer and our business and financial condition could be materially and adversely affected. Success in one or even several cancer types does not indicate that Nexavar would be approved or have successful clinical trials in other cancer types. Bayer and Onyx have conducted Phase 3 trials of Nexavar in melanoma and non-small cell lung cancer, or NSCLC,that were not successful. In addition, in one NSCLC Phase 3 trial, higher mortality was observed in the subset of patients with squamous cell carcinoma of the lung treated with Nexavar and carboplatin and paclitaxel than in the subset of patients treated with carboplatin and paclitaxel alone. Based on this observation, further enrollment of patients with squamous cell carcinoma of the lung was suspended from other NSCLC trials sponsored by us. Other cancer types with a histology similar to squamous cell carcinoma of the lung may yield a similar adverse treatment outcome. If so, patients having this histology may be excluded from ongoing and future clinical trials, which could potentially delay clinical trial enrollment and would reduce the number of patients that could potentially receive Nexavar. Regulatory requirements change over time, including acceptable clinical endpoints. We may be unable to satisfy new requirements or expectations of regulatory authorities and hence, Nexavar may never be approved in additional indications.

*Even if our products receive regulatory approval, guidelines and recommendations published by various organizations may affect the uptake, adoption and/or use of those products.

Government agencies issue regulations and guidelines directly applicable to us and to our products and to Bayer’s products. In addition, professional societies, practice management groups, private health/science foundations and organizations involved in various diseases from time to time publish guidelines or recommendations to the medical and patient communities. These various sorts of recommendations may relate to such matters as product usage, dosage, route of administration and use of related or competing therapies. Such recommendations of changes to such recommendations or other changes or other guidelines advocating alternative therapies could result in decreased use of Nexavar, and if approved, decreased use of carfilzomib and regorafenib, which may adversely affect our results of operations.

*We face intense competition and many of our competitors have substantially greater experience and resources than we have.

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

Similarly, there are several competing therapies approved for the treatment of advanced kidney cancer, including Sutent, a multiple kinase inhibitor marketed in the United States, the European Union and other countries by Pfizer; Torisel, an mTOR inhibitor marketed in the United States, the European Union and other countries by Wyeth; Avastin, an angiogenesis inhibitor approved for the treatment of advanced kidney cancer in the United States and the European Union and marketed by Genentech, a member of the Roche Group; Afinitor, an mTOR inhibitor marketed in the United States and the European Union by Novartis; GlaxoSmithKline’s Votrient, a multiple kinase inhibitor, and Pfizer’s Inlyta, a kinase inhibitor recently approved by the FDA for the treatment of advanced kidney cancer in the United States. Nexavar’s market share in advanced kidney cancer has declined following the introduction of these products into the market. We expect competition to increase as generic versions of competing products are introduced and/or additional new products are approved.

Beyond unresectable liver cancer and advanced kidney cancer, competitors that target the same tumor types as our Nexavar program and that have commercial products or product candidates at various stages of clinical development include Pfizer, Roche, Wyeth, Novartis International AG, Amgen, AstraZeneca PLC, Astellas Pharma Inc., GlaxoSmithKline, Eli Lilly and several others. A number of companies have agents such as small molecules or antibodies targeting VEGF, VEGF receptors, Epidermal Growth Factor, or EGF, EGF receptors, and other enzymes. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for Nexavar.

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

Nexavar may face challenges and competition from generic products. Generic manufacturers may file Abbreviated New Drug Applications, or ANDAs, in the U.S. seeking FDA authorization to manufacture and market generic versions of Nexavar, together with Paragraph IV certifications that challenge the scope, validity or enforceability of the Nexavar patents. If Bayer and we are unsuccessful at challenging an ANDA the ANDA filer may be able to launch a generic version of Nexavar, which would harm our business. Bayer and we may also be unable to successfully enforce and defend the Nexavar patents and we may face generic competition prior to expiration of the Nexavar patents in 2020.

Similarly, outside the United States, generic companies or other competitors may challenge the scope, validity or enforceability of the Nexavar patents, requiring Bayer and us to engage in complex, lengthy and costly litigation or other proceedings. Bayer may be unsuccessful in defending or enforcing the Nexavar patents in one or more countries and could face generic competition prior to expiration of the Nexavar patents, which would harm our business. Generic companies may develop, seek approval for, and launch generic versions of Nexavar. For example, a generic version of Nexavar has been launched in Peru and Cipla recently received approval to launch its version of sorafenib in India at a price that is significantly less than that charged for Nexavar in India. Recently, India’s controller general of patents, designs and trademarks has granted a compulsory license to the Indian generics drug maker, Natco, to make generic Nexavar. The license does not grant Natco the right to sell Nexavar outside of India. Bayer may appeal the ruling.

We have not marketed products for any hematological cancer, including multiple myeloma, and may be at a disadvantage to our competitors. Carfilzomib, if approved for multiple myeloma, would compete directly with products marketed by Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, Celgene Corporation and potentially against agents currently in development for treatment of this disease by Merck & Co. Inc., Bristol-Myers Squibb, Keryx Biopharmaceuticals, Inc., Nereus Pharmaceuticals, Teva Pharmaceutical Industries Ltd., and other companies. Our competitors may develop and commercialize therapies that change the treatment paradigm for multiple myeloma. For example, Millenium is developing a multiple myeloma therapy to be administered orally. Even if we obtain regulatory approval of carfilzomib, which is administered intravenously, it may not compete effectively with orally administered drugs, and we may not succeed in developing an orally administered therapy, which would harm our business.

Regorafenib, if approved, may face significant competition. Bayer has presented positive regorafenib in CRC third line plus and has reported positive GIST third line plus data.

CRC is a competitive marketplace with three approved targeted therapies, one targeted therapy in registration and multiple therapies in phase three development. There are currently no approved therapies in the third line plus setting. EIST is a relatively infrequently occurring tumor for which there are currently two therapies approved in adjuvant, first and second line GIST but none approved in the third line plus setting.

Bayer and Onyx have publicly disclosed that regorafenib met the primary endpoint in the phase 3 third line plus GRID study in gastrointestinal stromal tumor (GIST). There are currently two agents approved in adjuvant, first and second line GIST but non approved in the third line plus setting. Imatinib (Novartis) is a c-kit inhibitor approved in patients with Kit (CD117) positive unresectable and/or metastatic malignant GIST as well as the adjuvant treatment of adult patients following resection of Kit (CD117) positive GIST. Sunitinib (Pfizer) is a multi tyrosine kinase inhibitor approved in (GIST) after disease progression on or intolerance to imatinib. There are several therapies being developed in GIST, most notably phase three agents mastinib (AB Science) and nilotinib (Novartis) and phase two agents ganetespib (Synta) and pazopanib (GSK).

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

*Even if carfilzomib is approved by the FDA and other regulatory authorities, we may not obtain adequate coverage or reimbursement from third-party payers, which would harm our business.

In order to commercialize carfilzomib, if approved, we must build capabilities for gaining coverage and reimbursement by private and public insurers. In addition we must establish a mechanism to effectively distribute carfilzomib to physician offices. We have no experience in building or maintaining an access, reimbursement and distribution infrastructure, which is difficult and time consuming, and requires substantial financial and other resources. Factors that may hinder our efforts include inability to recruit, retain and manage adequate numbers of effective personnel, and an inability to establish or maintain relationships with government agencies, insurers and distributors.

If it receives regulatory approval, our sales of carfilzomib will be dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. We expect to rely on the reimbursement coverage by federal and state government programs such as Medicare and Medicaid in the United States and equivalent programs in other countries. We will also rely on coverage and reimbursement from private pharmaceutical insurers in the US. In the event we seek approvals to market carfilzomib in foreign territories, we will need to work with the government-sponsored healthcare systems in Europe and other foreign countries that are the primary payers of healthcare costs in those regions. Governments and private payers may regulate prices, reimbursement levels and/or access to carfilzomib in order to control costs or to affect levels of use of our products. We cannot predict the availability or level of coverage and reimbursement for carfilzomib or our product candidates and a reduction in coverage and/or reimbursement for our products could have a material adverse effect on our product sales and results of operations.

We expect that many of the patients in the United States who seek treatment with carfilzomib will be eligible for Medicare benefits. Other patients may be covered by private health plans. The Medicare program is administered by the Centers for Medicare & Medicaid Services (“CMS”), and coverage and reimbursement for products and services under Medicare are determined pursuant to statute, regulations promulgated by CMS, and CMS’s subregulatory coverage and reimbursement determinations. It is difficult to predict exactly how CMS may apply those regulations and policy determinations to carfilzomib, and those regulations and interpretive determinations are subject to change. Moreover, the procedures and criteria by which CMS makes coverage and reimbursement determinations and the reimbursement amounts established by statute are subject to change, particularly because of budgetary pressures facing the Medicare program.

Medicare Part B provides limited coverage of outpatient drugs that are furnished “incident to” a physician’s services. Generally, “incident to” drugs are covered only if they satisfy certain criteria, including that they are of the type that is not usually self-administered by the patient and they are reasonable and necessary for a medically accepted diagnosis or treatment. We intend to seek Part B coverage for carfilzomib. Medicare Part B pays providers under a payment methodology using average sales price (“ASP”) information. We have no experience marketing a Part B drug, or reporting ASP information, as is required by CMS. If we fail to collect and report information correctly and on a timely basis, our business could be harmed. If we are found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied.

By statute, new drugs administered in hospital outpatient departments that are granted “pass-through status” also are reimbursed at ASP plus six percent for two to three years after FDA approval. Carfilzomib has not yet been granted pass-through status. There is a mechanism for comparison of the ASP for a product to the widely available market price and the Medicaid Average Manufacturer Price for the product, which could cause further decreases in Medicare payment rates, although this mechanism has yet to be utilized. Congress has considered reducing these payment rates, and legislation could be enacted in the future. The payment rate for carfilzomib in the hospital setting is not known. CMS establishes the payment rates for drugs that do not have pass-through status by regulation. For 2012, these drugs are reimbursed at ASP plus four percent if they have an average cost per day exceeding $75; drugs with an average cost per day less than $75 are not separately reimbursed. In future years, CMS could change both the payment rate and the average cost threshold, and these changes could adversely affect payment for carfilzomib.

We expect that, following regulatory approval, carfilzomib will be made available to patients that are eligible for Medicaid benefits. A condition of federal funds being made available to cover our products under Medicaid and Medicare Part B is our participation in the Medicaid drug rebate program. Under the Medicaid rebate program, we must pay a rebate to each state Medicaid program for each unit of our drug paid for by those programs. The rebate amount for a drug varies by quarter, and is based on pricing data reported by us on a monthly and quarterly basis to CMS.

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “PPACA”) is expected to impact the United States pharmaceutical industry substantially, including with regard to how health care is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any payment or “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013, and reporting any investment interests held by physicians and their immediate family members during the preceding calendar year;

•	expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a licensure framework for follow-on biologic products; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

The United States Supreme Court has heard a constitutional challenge to PPACA in 2012. If the Supreme Court rules that PPACA is unconstitutional, we could require new expenditures to adjust to the new competitive environment, and new legislation could later become law that could adversely affect the pharmaceutical industry.

Moreover, a number of state and federal legislative and regulatory proposals aimed at reforming the healthcare system in the United States continue to be proposed, the effect of which, if enacted, could adversely impact our product sales and results of operations.

Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that already are reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and/or imperfections in Medicare or Medicaid data used to calculate these rates. Net prices for products are reduced by mandatory discounts or rebates required by government health care programs and privately-negotiated discounts. While we will implement policies in an effort to comply with mandated reimbursement rates, the United States government, state governments and private payers frequently pursue actions against pharmaceutical and biotechnology companies alleging that the companies have overstated prices in order to inflate reimbursement rates. Any such action could adversely affect the pricing of and the commercial success of our products.

The availability of federal funds under Medicaid and Medicare Part B to pay for carfilzomib and any other products that are approved for marketing also is conditioned on our participation in the Public Health Service 340B drug pricing program. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These covered entities include hospitals that serve a disproportionate share of poor Medicare beneficiaries, as well as a variety of community health clinics and other recipients of health services grant funding. PPACA expanded the 340B program to include additional entity types: certain free standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Act. The 340B ceiling price for a drug is calculated using a statutory formula that is based on the AMP and Medicaid rebate amount for the drug. To the extent PPACA, as discussed above, changes the statutory and regulatory definitions of AMP and the Medicaid rebate amount, these changes will also affect our 340B ceiling price for carfilzomib or any other of our products that are approved for marketing. Any revisions to previously reported Medicaid pricing data also may require revisions to the 340B ceiling prices that were based on those data and could require the issuance of refunds.

*We have never marketed a drug without a partner before, and if we are unable to establish, or access an effective and specialized sales force and marketing infrastructure, we will not be able to commercialize carfilzomib successfully.

In order to commercialize carfilzomib, if approved, we must expand our U.S. sales force and develop and maintain an international sales, marketing and distribution infrastructure. We have limited experience building and maintaining a commercialization infrastructure in the U.S., no experience in building such an infrastructure internationally, which is difficult and time consuming, and requires substantial financial and other resources. Factors that may hinder our efforts to expand our U.S. presence and develop an international sales, marketing, and distribution infrastructure include:

•	inability to recruit, retain and effectively manage adequate numbers of effective sales and marketing personnel;

•	inability to establish or maintain relationships with wholesalers and distributors;

•	the inability of sales personnel to obtain access to or convince adequate numbers of physicians to prescribe our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•

unforeseen delays, costs and expenses associated with creating international capabilities, including an international sales and marketing organization and international supply chain and reimbursement capabilities.

We plan to build a carfilzomib sales force in the United States. We currently have limited internal sales and marketing capabilities, and we have never been responsible for product distribution. The development of a sales and marketing infrastructure for our domestic operations will require substantial resources and additional personnel with sales, distribution and marketing experience, many of whom we do not currently employ. It may be expensive and time consuming to expand our sales and marketing infrastructure, and our inability to do so, or do so in a timely manner, could negatively impact our commercialization efforts, including delay of any product launch. Many of these costs are being incurred in advance of notice to us of regulatory approval. In order to commercialize carfilzomib, we will need to hire, train and deploy a sales force and to establish our marketing capabilities in the United States. We may not be able to hire a specialized sales force that is sufficient in size or has adequate expertise in the medical markets that we intend to target. If we are unable to establish our sales force and marketing capability for carfilzomib, we may not be able to generate any product revenue, may generate increased expenses and may never become profitable.

We will also need to expend significant time and resources to train any sales force that we do hire to be credible and persuasive in discussing carfilzomib with these specialists. We will also need to train our sales force to ensure that a consistent and appropriate message about carfilzomib is being delivered to our potential customers. In addition, if we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of carfilzomib and its proper administration, our efforts to successfully commercialize carfilzomib could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

We may also maintain high inventory levels to mitigate risks such variability in product demand, long lead times for manufacturing, supply interruptions of raw materials and production disruptions at our approved manufacturing sites due to contamination, equipment failure or other facility-related issues. The capital required to maintain our desired inventory levels may impact our liquidity and cash flows, and may also heighten the risk of inventory obsolescence and write-offs.

*We are dependent upon our collaborative relationship with Bayer to further develop, manufacture and commercialize Nexavar and regorafenib.

Our success for developing, manufacturing and commercializing Nexavar depends in large part upon our relationship with Bayer. If we are unable to maintain our collaborative relationship with Bayer, ensure alignment of we may be unable to continue development, manufacturing and marketing activities at our own expense. If we were able to do so on our own, this would significantly increase our capital and infrastructure requirements, would necessarily impose delays on development programs, may limit the indications we are able to pursue and could prevent us from effectively developing and commercializing Nexavar and regorafenib. Disputes with Bayer may delay or prevent us from further developing, manufacturing or commercializing or increasing the sales of Nexavar, and could lead to additional disputes with Bayer, which could be time consuming and expensive. As permitted under our amended collaboration agreement and regorafenib agreement with Bayer, we may develop Nexavar and/or regorafenib in certain indications at our own expense. If we were to do so, this would increase our research and development costs, could impose delays on other development programs, and/or could limit the indications we are able to pursue.

We are subject to a number of risks associated with our dependence on our collaborative relationship with Bayer, including:

•	the development and commercialization by Bayer of regorafenib;

•	decisions by Bayer regarding the amount and timing of resource expenditures for the development and commercialization of Nexavar and regorafenib;

•	possible disagreements as to development plans, clinical trials, regulatory marketing or sales;

•	our inability to co-promote Nexavar or regorafenib in any country outside the United States, which makes us solely dependent on Bayer to promote Nexavar and regorafenib in foreign countries;

•	Bayer’s right to terminate the collaboration agreement on limited notice in certain circumstances involving our insolvency or material breach of the agreement;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

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

We have limited ability to direct Bayer in its promotion of Nexavar and regorafenib and we may be unable to obtain any remedy against Bayer. Bayer may not have sufficient expertise to promote or obtain reimbursement for oncology products in foreign countries and may fail to devote appropriate resources to this task. In addition, Bayer may establish a sales and marketing infrastructure for Nexavar outside the United States that is too large and expensive in view of the magnitude of the Nexavar sales opportunity. We are at risk with respect to the success or failure of Bayer’s commercial decisions related to Nexavar and regorafenib as well as the extent to which Bayer succeeds in the execution of its strategy.

Bayer’s development of other products, including regorafenib, may affect Bayer’s incentives to develop and commercialize Nexavar that are different from our own. In preparation for approval and commercialization of regorafenib in the treatment of metastatic colon cancer and GIST we may be required to increase the number of sales representatives necessary to promote Nexavar and regorafenib. This would result in disrupting many current relationships with physicians. The new representatives and current representatives may not be able to have access to or will have a delay in access to the physicians. This may result in lower sales of Nexavar and regorafenib for the time period until access is established or lower sales permanently if access is not fully re-established. In addition, selling two products sell is more complex than selling a single product, and some representatives may be slow to or unable to make this transition, resulting in lower sales in their territory.

Under the terms of the collaboration agreement, we and Bayer must agree on the development plan for Nexavar. If we and Bayer cannot agree, clinical trial progress could be significantly delayed or halted. Further, if we or Bayer cease funding development of Nexavar under the collaboration agreement, then that party will be entitled to receive a royalty, but not to share in profits. Bayer could, upon 60 days’ notice, elect at any time to terminate its co-funding of the development of Nexavar. If Bayer terminates its co-funding of Nexavar development, further development of Nexavar could be delayed and we may be unable to fund the development costs on our own and may be unable to find a new collaborator.

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

Moreover, we are highly dependent on Bayer for timely and accurate information regarding any revenues realized from sales of Nexavar and regorafenib and the costs incurred in developing and selling these products, in order to accurately report our results of operations. If we do not receive timely and accurate information or incorrectly estimate activity levels associated with the co-promotion and development of Nexavar and regorafenib at a given point in time, we could be required to record adjustments in future periods and may be required to restate our results for prior periods. Such inaccuracies or restatements could cause a loss of investor confidence in our financial reporting or lead to claims against us, resulting in a decrease in the trading price of shares of our common stock.

Our collaboration agreement with Bayer will terminate when patents expire that were issued in connection with product candidates discovered under that agreement, or at the time when neither we nor Bayer are entitled to profit sharing under that agreement, whichever is later. Our royalties on the sale of regorafenib will terminate with expiration of regorafenib patents. The worldwide patents and patent applications covering Nexavar and regorafenib are owned by Bayer and certain patents are licensed to us through our collaboration agreement and regorafenib agreement. We have limited control over the filing, strategy, or prosecution of the Nexavar and regorafenib patent applications and no control of enforcement or defense of the patents outside the United States.

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

We believe that our existing capital resources and interest thereon will be sufficient to fund our current development plans beyond 2012. However, if we change our development plans, acquire rights to or license additional products, or seek to acquire new or complementary businesses, we may need additional funds sooner than we expect. In addition, we anticipate that our expenses related to carfilzomib will increase over the next several years. While these costs are unknown at the current time, we may need to raise additional capital and may be unable to do so.

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

*We are dependent on Bayer and third parties to manufacture and distribute our products, and do not have the manufacturing expertise or capabilities to manufacture or distribute any current or future products.

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

We lack the resources, experience and capabilities to manufacture Nexavar, regorafenib, carfilzomib or any other product candidate on our own and would require substantial funds and time to establish these capabilities. Consequently, we are, and expect to remain, dependent on third parties for manufacturing. These parties may encounter difficulties and delays in production scale-up, production yields, control and quality assurance, validation, regulatory status or shortage of qualified personnel. They may not perform as agreed or may not continue to manufacture our products for the time required to test or market our products. They may fail to deliver the required quantities of our products or product candidates on a timely basis and at commercially reasonable prices. We currently depend on single source vendors for components used in carfilzomib, and if this manufacturer became unable to deliver our required quantities of carfilzomib on a timely basis, or ceased production, we would experience delays in the clinical trial schedule of our drugs and drug candidates, the regulatory approval process, ability to timely ship product, and may be required to find an alternative manufacturer. For example, our contract manufacturer for carfilzomib drug product has experienced media fill failures on the line used to produce carfilzomib, which indicated that the line may not have met the required standards for sterility. Media fill failures are not uncommon, and they can lead to a delay or cessation of drug manufacture on the affected line(s). Such media fill failures at our contractor manufacturers could delay the production of clinical or commercial supplies of carfilzomib. In addition, marketed drugs and their contract manufacturing organizations are subject to continual review, including review and approval of their manufacturing facilities and the manufacturing processes, which can result in delays in the regulatory approval process and/or commercialization. We also currently depend on single source vendors for components used in carfilzomib. Any production shortfall on the part of our single-source contract manufacturers that impairs the supply of starting materials, drug substance or drug product could have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain a sufficient quantity of starting materials, drug substance or drug product, there could be a substantial delay in successfully developing second source suppliers. In addition, we rely on single-source unaffiliated third-party suppliers for certain other raw materials and components necessary for the formulation, fill and finish of our products. Certain of these raw materials and components are the proprietary products of these unaffiliated third-party suppliers and are specifically cited in the drug application with regulatory agencies so that they must be obtained from that specific sole source and may not be obtained from another supplier unless and until the regulatory agency approved such supplier. An inability to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands or quality issues, could adversely affect our ability to satisfy demand for carfilzomib, which could adversely affect our product sales and operating results materially or our ability to conduct clinical trials, either of which could significantly harm our business.

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

Our success also depends on the continued customer support efforts of our network of specialty pharmacies and distributors. A specialty pharmacy is a pharmacy that specializes in the dispensing of medications for complex or chronic conditions, which often require a high level of patient education and ongoing management. The use of specialty pharmacies and distributors involves certain risks, including, but not limited to, risks that these specialty pharmacies and distributors will:

•	not provide us accurate or timely information regarding their inventories, the number of patients who are using our products or complaints about our products;

•	reduce their efforts or discontinue to sell or support or otherwise not effectively sell or support our products;

•	not devote the resources necessary to sell our products in the volumes and within the time frames that we expect;

•	be unable to satisfy financial obligations to us or others; and/or

•	cease operations.

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

*We are subject to extensive government regulation, which can be costly, time consuming and subject us to unanticipated delays. We may incur significant liability if it is determined that we are in violation of federal and state regulations related to the promotion of drugs in the United States or elsewhere.

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

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse are and will be applicable to our business. For example, in the United States, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services or reward past purchases or recommendations. Violations of these laws can lead to civil and criminal penalties, including fines, imprisonment and exclusion from participation in federal healthcare programs. A number of states have enacted laws that require pharmaceutical companies to track and report payments, gifts and other benefits provided to physicians and other health care professionals and entities. Similarly, Section 6002 of PPACA requires pharmaceutical companies to report to the federal government certain payments and transfers of value to physicians and teaching hospitals and certain ownership and investment interests held by physicians or their immediate family members in applicable manufacturers. Other state laws require pharmaceutical companies to adopt and or disclose specific compliance policies to regulate the company’s interactions with healthcare professionals. Some states, such as Massachusetts, Minnesota, and Vermont, impose an outright ban on certain gifts to physicians. Violations of some of these laws may result in substantial fines. These laws affect our promotional activities by limiting the kinds of interactions we may have with hospitals, physicians or other potential purchasers or users of our products. Both the disclosure laws and gift bans impose additional administrative and compliance burdens on us. These laws are broadly written, and it is often difficult to determine precisely how a law will be applied in specific circumstances. If an employee were to offer an inappropriate gift to a customer, we could be subject to a claim under an applicable federal and state law. Similarly if we fail to comply with a reporting requirement, we could be subject to penalties under applicable federal or state laws.

Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). We could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business. International laws, such as the EU Data Privacy Directive (95/46/EC) and Swiss Data Privacy Act, regulate the processing of personal data within Europe and between European countries and the US. Failure to provide adequate privacy protections and maintain compliance with Safe Harbor mechanisms could jeopardize business transactions across borders and result in significant penalties.

*As we expand our development and commercialization activities outside of the United States, we will be subject to an increased risk of inadvertently conducting activities in a manner that violates the U.S. Foreign Corrupt Practices Act and similar laws. If that occurs, we may be subject to civil or criminal penalties which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We are also subject to the UK Anti-Bribery Act, which prohibits both domestic and international bribery, as well as bribery across both public and private sectors.

In the course of establishing and expanding our commercial operations and seeking regulatory approvals outside of the United States, we will need to establish and expand business relationships with various third parties, such as independent contractors, vendors, advocacy groups and physicians, and we will interact more frequently with foreign officials, including regulatory authorities and physicians employed by state-run healthcare institutions who may be deemed to be foreign officials under the FCPA, UK Anti-Bribery Act or similar laws of other countries that may govern our activities. Any interactions with any such parties or individuals where compensation is provided that are found to be in violation of such laws could result in substantial fines and penalties and could materially harm our business. Furthermore, any finding of a violation under one country’s laws may increase the likelihood that we will be prosecuted and be found to have violated another country’s laws. If our business practices outside the United States are found to be in violation of the FCPA, UK Anti-Bribery Act or other similar law, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our business, financial condition, results of operations, liquidity and growth prospects.

*The market may not accept our products and we may be subject to pharmaceutical pricing and third-party reimbursement pressures.

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

Nexavar’s success in Europe and other regions, particularly in Asia Pacific, could also depend on obtaining and maintaining government reimbursement. For example, in Europe and in many other international markets, most patients will not use prescription drugs that are not reimbursed by their governments. Negotiating prices with governmental authorities can delay commercialization by twelve months or more. Even if reimbursement is available, reimbursement policies may adversely affect sales and profitability of Nexavar. In addition, in Europe and in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. In the Asia-Pacific region, excluding Japan, China leads in Nexavar sales, however, reimbursement typically requires multiple steps. Also, in December 2009, health authorities in China published a new National Reimbursement Drug List, or NRDL, which lists medicines that are expected to be sold at government-controlled prices. There were no targeted oncology drugs, including Nexavar, on the NRDL, however, the Ministry of Human Resource and Social Security, the group responsible for developing the NDRL, could establish a mechanism and framework for reimbursement of high-value innovative products, such as targeted oncology drugs. Reimbursement policies are subject to change due to economic, political or competitive factors. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending.

In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may be marketed only once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the role of the National Institute for Health and Clinical Excellence in the United Kingdom, which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country.

*Forecasting sales of carfilzomib may be difficult. If our revenue projections are inaccurate and our business forecasting and planning decisions are not reflected in our actual results, our business may be harmed and our stock price may be adversely affected.

Even if carfilzomib is approved by the FDA, it may not be adopted rapidly, or at all, by physicians. Factors that can affect the rate of adoption include the following:

•	physician and patient unfamiliarity with carfilzomib;

•	cautionary prescribing behavior due to concerns regarding the safety and risk-benefit of carfilzomib;

•	cautionary prescribing behavior due to lack of reimbursement history for carfilzomib;

•	confusion and questions relating to the label;

•	difficulty in identifying appropriate patients for treatment with carfilzomib;

•	the cost of the product, which is purchased by the prescriber on a buy and bill basis;

•	other aspects of physician education;

•	treatment guidelines issued by government and non-government agencies;

•	types of cancer for which the product is approved;

•	timing of market entry relative to competitive products;

•	availability of alternative therapies;

•	price of our product relative to alternative therapies, including generic versions of our products, or generic versions of innovative products that compete with our products;

•	patients’ reliance on patient assistance programs, under which we provide free drug;

•	extent of marketing efforts by us and third-party distributors or agents retained by us; and

•	side effects or unfavorable publicity concerning our products or similar products.

The extent to which any of these or other factors individually or in the aggregate may impact future sales of carfilzomib is uncertain and difficult to predict. Our management must make forecasting decisions regarding future revenue in the course of business planning despite this uncertainty, and actual results of operations may deviate materially from projected results. This may lead to inefficiencies and increased difficulties in operational planning. Our general, sales and administrative expenses are relatively fixed in the short term. If our revenues from carfilzomib sales are lower than we anticipate, we will incur costs in the short term that will result in losses that are unavoidable. A shortfall in our revenue would have a direct impact on our cash flow and on our business generally. In addition, fluctuations in our quarterly results can adversely and significantly affect the market price of our common stock.

*The integration of acquired businesses may present significant challenges to us.

In 2009 we acquired Proteolix, and in the future we may enter into other acquisitions of, or investments in, businesses, in order to complement or expand our current business or enter into a new product area. Achieving the anticipated benefits of any future acquisition, depends upon the successful integration of the acquired business’ operations and personnel in a timely and efficient manner. The difficulties of integration include, among others:

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

We cannot assure stockholders that we will receive any benefits of any future merger or acquisition, or that any of the difficulties described above will not adversely affect us. In addition, integration efforts would place a significant burden on our management and internal resources, which could result in delays in clinical trial and product development programs and otherwise harm our business, financial condition and operating results.

Negotiations associated with an acquisition or strategic investment could divert management’s attention and other company resources. Any of the following risks associated with future acquisitions or investments could impair our ability to grow our business, develop new products, or sell Nexavar, regorafenib or carfilzomib, and ultimately could have a negative impact on our growth or our financial results:

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

*If we lose our key employees or are unable to attract or retain qualified personnel, our business could suffer.

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

Moreover, if carfilzomib and/or regorafenib are approved, we will need to expand our sales, market access, managerial, operational, administrative and other functions in order to commercialize these products, manage and fund our operations and continue our development activities. To support this growth, we intend to hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

•

Increase our activities related to commercialization, and effectively hire, train and manage a sales force, who will have limited or no prior experience with our company or our products, and establish appropriate systems, policies and infrastructure to support our commercial organization; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our development and commercialization goals.

*Risks associated with operating in foreign countries could materially adversely affect our business.

We have expanded our operations into Europe and, if approved in that region, we expect to import, market, sell and distribute our products in European countries. We currently maintain and expect to expand our presence in Europe. Our clinical and commercial supply chain activities could occur outside the United States. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

•	differing regulatory requirements for drug approvals and regulation of approved drugs in foreign countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations could materially adversely affect our business.

*We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We incurred significant indebtedness through the sale of our 4.0% convertible senior notes due 2016, and we may incur additional indebtedness in the future. The indebtedness created by the sale of the notes and any future indebtedness we incur exposes us to risks that could adversely affect our business, financial condition and results of operations.

We incurred senior indebtedness in August 2009 when we sold $230.0 million aggregate principal amount of 4.0% convertible senior notes due 2016, (the “2016 Notes”). We may also incur additional long-term indebtedness or obtain working capital lines of credit to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

*If we use hazardous or potentially hazardous materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of hazardous or potentially hazardous materials, including chemical, biological and radioactive materials. In addition, our operations produce hazardous waste products. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may incur significant additional costs to comply with these and other applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and manufacturing efforts, which could harm our business. We are subject to various laws and regulations governing laboratory practices and the experimental use of animals. We are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”), and the Environmental Protection Agency (the “EPA”), and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. OSHA and/or the EPA may promulgate regulations that may affect our research and development programs.

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

Less than 5% of our investment portfolio is invested in auction rate securities. The underlying assets of these securities are student loans substantially backed by the federal government. Due to adverse developments in the credit markets, beginning in February 2008, these securities have experienced failures in the auction process. When an auction fails for amounts we have invested, the security becomes illiquid. In the event of an auction failure, we are not able to access these funds until a future auction on these securities is successful. We have classified these securities as non-current marketable securities, and if the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of the marketable securities through an impairment charge to earnings.

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

*Our business may be affected by other legal proceedings.

We have been in the past, and may become in the future, involved in legal proceedings, such as our lawsuit against Bayer regarding regorafenib and Nexavar. You should carefully review and consider the various disclosures we make in our reports filed with the SEC regarding legal matters that may affect our business. Civil and criminal litigation is inherently unpredictable and outcomes can result in excessive verdicts, fines, penalties and/or injunctive relief that affect how we operate our business. Monitoring and defending against legal actions, whether or not meritorious, and considering stockholder demands, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, legal fees and costs incurred in connection with such activities may be significant. We cannot predict with certainty the outcome of any legal proceedings in which we become involved and it is difficult to estimate the possible costs to us stemming from these matters. Settlements and decisions adverse to our interests in legal actions could result in the payment of substantial amounts and could have a material adverse effect on our cash flow, results of operations and financial position. Refer to Item 3 for further discussion of our legal proceedings.

*A breakdown or breach of our information technology systems could subject us to liability or interrupt the operation of our business.

We rely upon our information technology systems and infrastructure for our business. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy breaches by employees and others who access our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. There can be no assurance that our management or diligence efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mining Safety Disclosures

None.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

2.1(1)†*	Agreement and Plan of Merger dated as of October 10, 2009 among the Company, Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.

2.2(2)†	Amendment No. 1 to Agreement and Plan of Merger dated as of January 27, 2011 between the Company and Shareholder Representative Services LLC.

3.1(3)	Restated Certificate of Incorporation of the Company.

3.2(4)	Amended and Restated Bylaws of the Company.

3.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.5(7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2(3)	Specimen Stock Certificate.

4.3(8)	Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.4(8)	First Supplemental Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.5(8)	Form of 4.00% Convertible Senior Note due 2016.

10.30(ii)†+	Transition and Retirement Agreement between the Company and Ted Love, M.D., effective as of February 14, 2012.

31.1(9)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(9)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(9)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.
*	Certain schedules related to identified agreements and persons have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
+	Management contract or compensatory plan.
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 13, 2009.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2011.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).
(4)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on December 5, 2008.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.
(7)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 27, 2011.
(8)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.
(9)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.

Date: May 4, 2012	By:	/s/ N. Anthony Coles
N. Anthony Coles
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2012	By:	/s/ Matthew K. Fust
Matthew K. Fust
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1(1)†*	Agreement and Plan of Merger dated as of October 10, 2009 among the Company, Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.

2.2(2)†	Amendment No. 1 to Agreement and Plan of Merger dated as of January 27, 2011 between the Company and Shareholder Representative Services LLC.

3.1(3)	Restated Certificate of Incorporation of the Company.

3.2(4)	Amended and Restated Bylaws of the Company.

3.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.5(7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2(3)	Specimen Stock Certificate.

4.3(8)	Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.4(8)	First Supplemental Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

10.30(ii)†+	Transition and Retirement Agreement between the Company and Ted Love M.D., effective February 14, 2012.

4.5(8)	Form of 4.00% Convertible Senior Note due 2016.

31.1(9)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(9)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(9)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three Months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.
*	Certain schedules related to identified agreements and persons have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
+	Management contract or compensatory plan.
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 13, 2009.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2011.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 5, 2008.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.
(7)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 27, 2011
(8)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.
(9)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.