Form 10-Q
period 2012-06-30
ONYX PHARMACEUTICALS INC
filed 2012-08-06
CIK 1012140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of outstanding shares of the registrant’s common stock, $0.001 par value was 65,095,777 as of July 27, 2012.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Note 1)
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$206,206	$171,552
Marketable securities, current	364,595	474,791
Receivable from collaboration partners	61,721	57,941
Prepaid expenses and other current assets	27,540	27,565

Total current assets	660,062	731,849
Marketable securities, non-current	22,949	22,102
Property and equipment, net	33,305	19,734
Intangible assets - in-process research and development	438,800	438,800
Goodwill	193,675	193,675
Other assets	16,406	13,377

Total assets	$1,365,197	$1,419,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,193	$31,228
Accrued clinical trials and related expenses	45,460	39,574
Accrued compensation	12,449	15,639
Liability for contingent consideration, current	73,036	22,174
Lease termination exit costs, current	—	3,177

Total current liabilities	152,138	111,792

Convertible senior notes due 2016	168,474	162,893
Liability for contingent consideration, non-current	143,346	137,816
Deferred tax liability	157,226	157,226
Other liabilities	37,405	26,397

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 64,833,001 and 63,928,082 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	65	64
Additional paid-in capital	1,333,934	1,289,080
Receivable from stock option exercises	(1,232)	(434)
Accumulated other comprehensive loss	(612)	(2,011)
Accumulated deficit	(625,547)	(463,286)

Total stockholders’ equity	706,608	823,413

Total liabilities and stockholders’ equity	$1,365,197	$1,419,537

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	( In thousands, except per share amounts )

Revenue:
Revenue from collaboration agreement	$72,704	$67,956	$144,736	$135,101

Total revenue	72,704	67,956	144,736	135,101

Operating expenses:
Research and development	76,356	63,045	157,017	125,538
Selling, general and administrative	48,907	38,236	87,851	72,707
Contingent consideration	53,214	5,755	56,392	17,250
Lease termination exit costs	—	10,727	—	10,727

Total operating expenses	178,477	117,763	301,260	226,222

Loss from operations	(105,773)	(49,807)	(156,524)	(91,121)
Investment income, net	619	645	1,377	1,293
Interest expense	(5,374)	(5,041)	(10,670)	(10,042)
Other income (expense)	4,464	(340)	3,559	(3,801)

Loss before provision (benefit) for income taxes	(106,064)	(54,543)	(162,258)	(103,671)
Provision (benefit) for income taxes	(15)	—	3	32

Net loss	$(106,049)	$(54,543)	$(162,261)	$(103,703)

Basic net loss per share	$(1.65)	$(0.86)	$(2.54)	$(1.64)

Diluted net loss per share	$(1.65)	$(0.86)	$(2.54)	$(1.64)

Shares used in computing basic net loss per share	64,209	63,415	63,953	63,212

Shares used in computing diluted net loss per share	64,209	63,415	63,953	63,212

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net loss	$(106,049)	$(54,543)	$(162,261)	$(103,703)
Other comprehensive income, net of tax
Unrealized gains on available for sale securities, net	649	122	1,399	259
Unrealized losses on cash flow hedges, net	—	(17)	—	(3)

Comprehensive loss	$(105,400)	$(54,438)	$(160,862)	$(103,447)

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)

Cash flows from operating activities:
Net loss	$(162,261)	$(103,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,492	741
Stock-based compensation	18,573	14,152
Amortization of convertible senior notes discount and debt issuance costs	5,581	4,944
Changes in fair value of liability for contingent consideration	56,392	17,250
Property and equipment write-off	—	732
Impairment of equity investment	—	3,000
Non-cash milestone payment received	(1,462)	—
Realized gains on sales of current marketable securities	—	(1)
Changes in operating assets and liabilities:
Receivable from collaboration partners	(3,780)	533
Prepaid expenses and other current assets	25	(2,350)
Other assets	(3,029)	14,573
Accounts payable and accrued liabilities	(10,035)	(1,586)
Accrued clinical trials and related expenses	5,886	3,797
Accrued compensation	(3,190)	(1,052)
Escrow liability	—	(31,634)
Lease termination exit costs liability	(3,177)	13,087
Other liabilities	11,008	5,610

Net cash used in operating activities	(86,977)	(61,907)

Cash flows from investing activities:
Purchases of marketable securities	(124,070)	(260,094)
Sales of marketable securities	104,764	80,280
Maturities of marketable securities	131,516	149,750
Transfers from restricted cash	—	31,910
Capital expenditures	(16,063)	(9,221)

Net cash provided by/(used in) investing activities	96,147	(7,375)

Cash flows from financing activities:
Repurchases of restricted stock awards	(124)	(180)
Net proceeds from issuances of common stock	25,608	11,865

Net cash provided by financing activities	25,484	11,685

Net increase (decrease) in cash and cash equivalents	34,654	(57,597)
Cash and cash equivalents at beginning of period	171,552	226,340

Cash and cash equivalents at end of period	$206,206	$168,743

Supplemental cash flow data
Cash paid during the period for income taxes	$152	$—
Cash paid during the period for interest	$—	$4,600

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited financial statements furnished herein include all adjustments necessary for a fair presentation of Onyx, Pharmaceuticals, Inc.’s (“Onyx” or the “Company”) financial position at June 30, 2012, the results of its operations for the three months and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Significant Accounting Policies

As of June 30, 2012, there have been no material changes to the Company’s significant accounting policies, compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Thus, actual results could differ from those estimates. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other future operating periods.

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

The Company’s collaboration agreement with Bayer will terminate when patents expire that were issued in connection with product candidates discovered under the agreement, or at the time when neither we nor Bayer are entitled to profit sharing under the agreement, whichever is latest. The Company’s co-promotion agreement with Bayer will terminate upon the earlier of the termination of the Company’s collaboration agreement with Bayer or the date products subject to the co-promotion agreement are no longer sold by either party in the United States due to a permanent product withdrawal or recall or a voluntary decision by the parties to abandon the co-promotion of such products in the United States. Either party may also terminate the co-promotion agreement upon failure to cure a material breach of the agreement within a specified cure period. The Company’s agreement regarding regorafenib will terminate on a country-by-country basis when we are no longer entitled to receive royalties in a particular country.

Revenue from collaboration agreement was $72.7 million and $144.7 million for the three months and six months ended June 30, 2012, compared to $68.0 million and $135.1 million for the three months and six months ended June 30, 2011, calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Onyx’s share of collaboration commercial profit	$65,913	$58,535	$132,605	$118,115
Reimbursement of Onyx’s shared marketing expenses	6,791	6,687	12,131	11,291
Royalty revenue	—	2,734	—	5,695

Revenue from collaboration agreement	$72,704	$67,956	$144,736	$135,101

Note 3. Liability for Contingent Consideration

In November 2009, we acquired Proteolix, Inc., or Proteolix, a privately-held biopharmaceutical company located in South San Francisco, California under the terms of an Agreement and Plan of Merger, or Merger Agreement. Proteolix focused primarily on the discovery and development of novel therapies that target the proteasome for the treatment of hematological malignancies, solid tumors and autoimmune disorders. This acquisition, which included Kyprolis, has provided us with an opportunity to expand into the hematological malignancies market. Under the terms of the Merger Agreement, the aggregate cash consideration paid to former Proteolix stockholders at closing was $276.0 million and an additional $40.0 million earn-out payment was made in April 2010. In addition, we may be required to pay up to an additional $445.0 million in up to four earn-out payments upon the achievement of certain regulatory approvals for Kyprolis in the U.S. and Europe within pre-specified timeframes. In January 2011, the Company entered into Amendment No. 1 to the Merger Agreement which requires us to make a milestone payment of $80 million, based on Kyprolis’ accelerated marketing approval in the United States for relapsed/refractory multiple myeloma which was achieved on July 20, 2012.

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

The range of the undiscounted amounts we could be required to pay for the remaining earn-out payments is between $80 million and $445.0 million. We determined the fair value of the non-current liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. These inputs include the probability of technical and regulatory success (“PTRS”) for unapproved product candidates considering their stages of development.

We recorded a liability for this contingent consideration related to the four earn-out payments with a fair value of $216.4 million at June 30, 2012 based upon a discounted cash flow model that uses significant estimates and assumptions, including the probability of technical and regulatory success (“PTRS”) of the product candidate. Contingent consideration (benefit)/expense is recorded for the change in the fair value of the recognized amount of the liability for contingent consideration. Any further changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Consolidated Statements of Operations.

During the three months and six months ended June 30, 2012, the Company recorded a contingent consideration expense of $53.2 million and $56.4 million, respectively, compared to $5.7 million and $17.2 million for the same periods in the prior year. For the three months and six months ended June 30, 2012, the increase in the fair value of the contingent consideration liability is primarily a result of changes made to the PTRS and reflects the accretion expense recorded for the period following the June 20, 2012 vote by the U.S. Food and Drug Administration (FDA) Oncology Drug Advisory Committee (CDAC) in favor of the approval of Kyprolis.

Note 4. Derivative Instruments

The Company has established a foreign currency hedging program to mitigate the foreign exchange risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. Dollar denominated currencies and reduce volatility in the Company’s cash flow and earnings. The Company hedges a certain portion of anticipated Nexavar-related cash flows owed to the Company with foreign currency and option contracts, typically no more than one year into the future. The underlying exposures, both revenue and expenses, in the Nexavar program are denominated in currencies other than the U.S. Dollar, primarily the Euro. For purposes of calculating the cash flows due to or due from the Company each quarter, the foreign currencies are converted into U.S. dollars based on average exchange rates for the reporting period. The Company does not enter into derivative financial contracts for speculative purposes. As of June 30, 2012 and 2011, foreign currency derivative contracts that were not settled are recorded at fair value on the Condensed Balance Sheet.

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

At June 30, 2012, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

	Asset Derivatives June 30, 2012		Liability Derivatives June 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedges:

Foreign currency option contracts	Other current assets	$268	Accrued liabilities	$—

Total derivatives not designated as hedges		268		—

Total derivatives		$268		$—

The effect of derivative instruments on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2012 were as follows:

	Foreign Currency Options Contracts Three Months Ended June 30, 2012	Foreign Currency Options Contracts Six Months Ended June 30, 2012
	(In thousands)	(In thousands)
Derivatives not designated as hedges:
Net (gain) loss recognized in net loss (1)	$(40)	$309

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

The Company’s fair value hierarchies for its financial assets and liabilities (cash equivalents, current and non-current marketable securities, derivative instruments, convertible senior notes and current and non-current liabilities for contingent consideration), which require fair value measurement on a recurring basis are as follows:

	As of June 30, 2012
	(In thousands)
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$31,804	$31,804	$—	$—	$31,804
Corporate and financial institutions debt	295,049	—	295,049	—	295,049
Auction rate securities	22,949	—	—	22,949	22,949
U.S. government agencies	111,955	—	111,955	—	111,955
U.S. treasury bills	29,313	29,313	—	—	29,313
Municipal bonds	1,000	—	1,000	—	1,000
Foreign currency option contracts not designated as hedges	268	—	268	—	268
Equity securities	1,462	1,462	—	—	1,462

Total	$493,800	$62,579	$408,272	$22,949	$493,800

Liabilities:
Liability for contingent consideration, current and non-current	$216,382	$—	$—	$216,382	$216,382
Convertible senior notes due 2016 (face value $230,000)	168,474	—	421,889	—	421,889

Total	$384,856	$—	$421,889	$216,382	$638,271

	As of December 31, 2011
	(In thousands)
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$30,800	$30,800	$—	$—	$30,800
Corporate and financial institutions debt	303,799	—	303,799	—	303,799
Auction rate securities	22,102	—	—	22,102	22,102
U.S. government agencies	147,445	—	147,445	—	147,445
U.S. treasury bills	40,328	40,328	—	—	40,328
Municipal bonds	14,420	—	14,420	—	14,420
Foreign currency option contracts designated as hedges	466	—	466	—	466

Total	$559,360	$71,128	$466,130	$22,102	$559,360

Liabilities:
Liability for contingent consideration, current and non-current	$159,990	$—	$—	$159,990	$159,990
Convertible senior notes due 2016 (face value $230,000)	162,893	—	303,255	—	303,255

Total	$322,883	$—	$303,255	$159,990	$463,245

Marketable Securities

Level 2 assets consist of debt securities issued by corporate and financial institutions and U.S. government and municipal agencies. The fair value of these securities is estimated using a weighted average price based on market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources.

Level 3 assets include securities with an auction reset feature (“auction rate securities”), which are classified as available-for-sale securities and reflected at estimated fair value. In February 2008, auctions began to fail for these securities and each auction for the majority of these securities since then has failed. As of June 30, 2012, the fair value of each of these securities is estimated utilizing a discounted cash flow analysis that considers interest rates, the timing and amount of cash flows, credit and liquidity premiums, and the expected holding periods of these securities. The unobservable inputs for these securities are the illiquidity premium and expected holding period. The discount rates used in the cash flow analysis that includes the illiquidity premium was 2.2%. An increase or decrease of 1% in the discount rate would have a $0.9 million change in the auction rate securities valuation. The expected holding period was 5.50 years. An increase or decrease of 1 year in the expected holding period would have a $0.2 million change in the auction rate securities valuation. The following table provides a summary of changes in fair value of the auction rate securities:

	Auction Rate Securities Six Months Ended June 30,
	2012	2011
	(In thousands)
Fair value at beginning of period	$22,102	$28,555
Redemptions	—	(700)
Transfer to Level 2	—	—
Change in valuation	847	198

Fair value at end of period	$22,949	$28,053

As of June 30, 2012, as a result of the decline in fair value of the Company’s auction rate securities, which the Company believes is temporary and attributes to liquidity rather than credit issues, the Company has recorded an unrealized loss of $0.9 million included in the accumulated OCI line of stockholders’ equity. All of the auction rate securities held by the Company as of June 30, 2012 consist of securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Any future fluctuation in fair value related to the auction rate securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any decline in fair value is other than temporary, it will record a charge to earnings as appropriate. The Company does not intend to sell these securities and management believes it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost bases.

Foreign Currency Option Contracts

Level 2 assets and liabilities include foreign currency option contracts, which are reflected at fair value. The Company has established a foreign currency hedging program to manage the economic risk of its exposure to fluctuations in foreign currency exchange rates from the Nexavar program. Refer to Derivative Instruments in Note 4 for further information.

Liability for Contingent Consideration

Level 3 liabilities include the acquisition-related liability for contingent consideration the Company recorded representing the amounts payable to former Proteolix stockholders upon the achievement of specified regulatory approvals for Kyprolis in the U.S. and Europe within pre-specified timeframes. The range of the undiscounted amounts we could be required to pay for the remaining earn-out payments is between $80 million and $445.0 million. The fair value of this Level 3 liability is estimated using a probability-weighted discounted cash flow analysis and a discount rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Subsequent changes in the fair value of this liability are recorded to the “Contingent consideration” expense line item in the Condensed Consolidated Statements of Operations under operating expenses. The unobservable input for this liability is the probability of occurrence by the contractual milestone dates primarily based on PTRS. The range in PTRS is consistent with industry standards of other oncology compounds. A 1% change in the probability of occurrence of each milestone would have a $3.0 million change in the contingent considerations liability. During the three and six months ended June 30, 2012, the Company recorded contingent consideration expense of $53.2 million and $56.4 million compared to $5.7 million and $17.2 million for the same periods last year. The change was primarily associated with the change in the probability of occurrence, a significant input in the discounted cash flow analysis used to calculate the fair value of the liability and also the passage of time. Refer to Liability for Contingent Consideration in Note 3 for further details.

The following table provides a summary of the changes in the fair value of the current and non-current liability for contingent consideration:

	Liability for Contingent Consideration
	Six Months Ended June 30,
	2012	2011
	(In thousands)
Fair value at beginning of period	$159,990	$253,458
Payments	—	—
Change in valuation	56,392	17,250

Fair value at end of period	$216,382	$270,708

Transfers of these liabilities between Levels are recognized when the Company becomes aware of changes in the circumstances causing the transfer. Refer to Liability for Contingent Consideration in Note 3 for further details.

Convertible Senior Notes due 2016

Level 2 liabilities consist of the Company’s convertible senior notes due 2016. The fair value of these convertible senior notes is estimated by computing the fair value of a similar liability without the conversion option. Refer to Convertible Senior Notes due 2016 in Note 8 for further details on the fair value. In accordance with ASC 825-10, Financial Instruments, the estimated market value of the Company’s convertible senior notes as of June 30, 2012 was $421.9 million. The Company’s convertible senior notes are not marked-to-market and are shown at their original issuance value net of the amortized discount and the portion of the value allocated to the conversion option is included in stockholders’ equity in the accompanying unaudited Condensed Consolidated Balance Sheet June 30, 2012.

Note 6. Marketable Securities

Marketable securities consist of securities that are classified as “available for sale” and “trading securities.” Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings is determined using specific identification. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income. The weighted-average maturity of the Company’s current marketable securities as of June 30, 2012 was approximately nine months. Investments that are purchased and held principally for the purpose of selling them in the near-term are classified as trading securities and marked to fair value through earnings.

Available-for-sale marketable securities consisted of the following:

	June 30, 2012
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Agency bond investments:
Current	$141,233	$54	$(19)	141,268

Total agency bond investments	141,233	54	(19)	141,268

Corporate debt investments:
Current	221,587	307	(29)	221,865
Non-current	23,875	0	(926)	22,949

Total corporate investments	245,462	307	(955)	244,814

Total available-for-sale marketable securities	$386,695	$361	$(974)	$386,082

	December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Agency bond investments:
Current	$187,709	$70	$(7)	187,772

Total agency bond investments	187,709	70	(7)	187,772

Corporate debt investments:
Current	315,522	128	(430)	315,220
Non-current	23,875	—	(1,773)	22,102

Total corporate investments	339,397	128	(2,203)	337,322

Total available-for-sale marketable securities	$527,106	$198	$(2,210)	$525,094

Estimated fair value was determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at June 30, 2012 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The estimated fair value of auction rate securities was based a discounted cash flow model and classified as non-current marketable securities on the accompanying unaudited Condensed Consolidated Balance Sheet. The Company recorded a $0.9 million unrealized loss through accumulated other comprehensive income or loss instead of earnings because the Company has deemed the impairment of these securities to be temporary.

In May 2012 the Company received equity securities from S*Bio. Refer to Agreement with S*Bio Pte Ltd. in Note 14 for further information. These investments are reported as trading securities, which are included in marketable securities, and were $1.5 million at June 30, 2012. Net unrealized loss for trading securities totaled $1.5 million for the three and six months ended June 30, 2012 and were included in other income and expense.

Note 7. Lease Termination Exit Costs

As a result of the Company’s consolidation of its facilities, on May 26, 2011, the Company ceased the use of facilities it previously occupied. In connection with the exit from these facilities, during 2011, we recorded total exit costs of approximately $7.3 million, which includes $5.5 million related to operating lease obligations, adjusted for any effects of deferred rent liability recognized under purchase accounting; $1.1 million in other facility related costs and $0.7 million in property and equipment write-offs. The estimated costs disclosed are based on a number of assumptions, and actual results could materially differ. During the first quarter of 2012, we entered into a Third Amendment to Sublease and Sublease Termination Agreement with Oracle America, Inc. to terminate the subleases for two floors of the building located at 2100 Powell Street, Emeryville, California. In May 2012, we entered into a First Amendment to Sublease and Sublease Termination Agreement with Novartis Vaccines & Diagnostics, Inc., to terminate the sublease for the last floor we previously occupied of the building at 2100 Powell Street, Emeryville, California.

As of June 30, 2012, the total outstanding lease termination exit costs liability is summarized in the following table:

	Operating Lease Obligations	Other Facility Related Costs	Total
(In thousands of Dollars)
Balance at March 31, 2012	$1,330	$—	$1,330
Cash Payments	(70)	—	(70)
Lease termination	(1,260)	—	(1,260)

Balance at June 30, 2012	$—	$—	$—

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

The following is a summary of the principal amount of the liability component of the 2016 Notes, its unamortized discount and its net carrying amount as of June 30, 2012:

June 30, 2012
(In thousands)
Carrying amount of the equity component	$89,468
Net carrying amount of the liability component	$79,006
Unamortized discount of the liability component	$61,526

The effective interest rate used in determining the liability component of the 2016 Notes was 12.5%. The application of ASC 470-20 resulted in an initial recognition of $89.5 million as the debt discount with a corresponding increase to paid-in capital, the equity component, for the 2016 Notes. The debt discount and debt issuance costs are amortized as interest expense through August 2016. For the three months and six months ended June 30, 2012, the interest expense was $2.3 million and $4.6 million, respectively, relating to the 4.0% stated coupon rate compared to $2.3 million and $4.6 million for the three and six months ended June 30, 2011, respectively. The non-cash interest expense relating to the amortization of the debt discount for the three months and six months ended June 30, 2012 was $2.8 million and $5.6 million, respectively, compared to $2.5 million and $4.9 million for the three months and six months ended June 30, 2011. The estimated fair value of the Company’s senior notes as of June 30, 2012 was $421.9 million.

Note 9. Commitments and Contingencies

Commitments

In April 2011, we moved our company headquarters to 249 East Grand Avenue, South San Francisco, California from Emeryville, California. In November 2011, the Company entered into an arrangement to lease up to an additional 171,000 square feet in a building to be constructed adjacent to our corporate headquarters in South San Francisco, California and this lease is expected to expire in approximately 2024. For accounting purposes, due to the nature of our involvement with the construction of the buildings subject to the lease agreement, we are considered to be the owner of the assets during the construction period through the lease commencement date, even though the lessor is responsible to fund and construct the building shell and some infrastructure costs. Through June 30, 2012, we have capitalized $11.3 million of construction costs in property, plant and equipment, and have also recognized a corresponding amount in long-term debt in the accompanying consolidated balance sheets. We expect at the time of completion of the project, if all the buildings and infrastructure were completed by the lessor, our construction asset and related obligation will be in excess of $45.0 million, excluding costs related to leasehold improvements. In April 2012 we entered into a short term operating lease for an additional 20,000 square feet of office space in South San Francisco, California, to accommodate the expansion of the Company, until the expansion of the headquarters is complete. The lease expires on May 31, 2013. Rent expense for the three months and six months ended June 30, 2012 was $1.2 million and $2.2 million, respectively compared to $1.2 million and $2.9 million for the three months and six months ended June 30, 2011. We received no sublease income during these periods.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 10. Stock-Based Compensation

The Company accounts for stock-based compensation to consultants, employees and directors by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period. Total employee stock-based compensation expenses were $10.9 million and $17.7 million for the three months and six months ended June 30, 2012, respectively, compared to $8.4 million and $14.2 million for the three months and six months ended June 30, 2011, respectively.

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

The Company recorded an income tax benefit of $14,000 and an income tax expense of $4,000 for the three and six months ended June 30, 2012, primarily related to state and foreign income taxes. For the three months ended June 30, 2011, there was no provision (benefit) for federal, state and foreign income taxes. For the six months ended June 30, 2011, the Company recorded an income tax expense of $32,000 primarily related to state income taxes.

There were no changes to the Company’s unrecognized tax benefits for the three and six months ended June 30, 2012. As of June 30, 2012, the Company’s total unrecognized tax benefit was $11.9 million. The Company is in the process of completing an analysis of its tax credit carryforwards. Any uncertain tax positions identified in the course of this analysis will not impact the consolidated financial statements if the Company continues to maintain a full valuation allowance on its deferred tax assets. The Company does not expect to have any significant changes to unrecognized tax benefits over the next twelve months other than a potential adjustment resulting from our tax credit analysis mentioned above. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded for the three and six months ended June 30, 2012.

The tax years from 1993 and forward remain open to examination by the federal and state taxing authorities due to net operating loss and credit carryforwards. The Company’s income tax filings for 2008 and 2009 are currently under examination by the California Franchise Tax Board.

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

Dilutive potential common shares for dilutive convertible senior notes are calculated based on the “if-converted” method. Under the “if-converted” method, when computing the dilutive effect of convertible senior notes, the numerator is adjusted to add back the amount of interest and debt issuance costs recognized in the period and the denominator is adjusted to add the amount of shares that would be issued if the entire obligation is settled in shares. As of June 30, 2012, the Company’s outstanding indebtedness consisted of its 4.0% convertible senior notes due 2016.

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

The computations for basic and diluted net loss per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net loss - basic	$(106,049)	$(54,543)	$(162,261)	$(103,703)

Add: interest and issuance costs related to convertible senior notes	—	—	—	—

Net loss - diluted	$(106,049)	$(54,543)	$(162,261)	$(103,703)

Denominator:
Weighted average common shares outstanding - basic	64,209	63,415	63,953	63,212
Dilutive effect of convertible senior notes	—	—	—	—
Dilutive effect of options	—	—	—	—

Weighted-average common shares outstanding and dilutive potential common shares - diluted	64,209	63,415	63,953	63,212

Net loss per share:
Basic	$(1.65)	$(0.86)	$(2.54)	$(1.64)

Diluted	$(1.65)	$(0.86)	$(2.54)	$(1.64)

Under the “if-converted” method, 5.8 million potential common shares relating to the 2016 Notes were not included in diluted net loss per share for the three months and six months ended June 30, 2012 because their effect would be anti-dilutive. Diluted net loss per share does not include the effect of 4.5 million and 4.0 million stock-based awards that were outstanding during the three months and six months ended June 30, 2012, respectively and 3.9 million and 3.4 million stock-based awards that were outstanding during the three months and six months ended June 30, 2011, respectively, because their effect would have been anti-dilutive.

Note 13. Accumulative Other Comprehensive Loss

The components of accumulated other comprehensive losses were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)	(In thousands)
Net unrealized gain (loss) on available-for-sale securities	$(612)	$(2,011)

Accumulated Other Comprehensive Income (Loss)	$(612)	$(2,011)

Note 14. Agreement with S*Bio Pte Ltd.

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

S*BIO qualifies as a variable interest entity, or VIE. However, the Company does not have the power to direct the activities that most significantly impact the performance of S*BIO. Therefore, the Company is not considered the primary beneficiary and consolidation is not required. The equity investment in S*BIO could result in the Company absorbing losses up to the amount of its investment. The Company’s remaining equity investment in S*BIO and the Company’s maximum risk of loss as of June 30, 2012 was $0.5 million.

In June 2012, the Company received $6.0 million in cash and equity from S*BIO as a result of the license of the Janus Associated Kinase 2 (JAK2) inhibitor. As of June 30, 2012, the equity securities were included in marketable securities and valued at $1.5 million after recording an unrealized loss of $1.5 million in the “Other expense” line item in the Condensed Consolidated Statement of Operations.

Note 15. Subsequent Event

On July 20, 2012 we received accelerated approval of Kyprolis ™ for injection, a proteasome inhibitor, indicated for the treatment of patients with multiple myeloma who have received at least two prior therapies including bortezomib and an immunomodulatory agent (IMiD), and have demonstrated disease progression on or within 60 days of completion of the last therapy. As a result of this approval, the $80 million milestone will be paid to the former Proteolix, Inc. shareholders. In accordance with the merger agreement the milestone payment will be made in the form of Onyx common stock and cash. Approximately $63 million will be paid in the form of Onyx common stock, and $17 million will be paid in cash. The number of shares to be issued will be determined based on the trading price of Onyx common stock during the period from July 30 to August 10, 2012.

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

Overview

We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. By applying our expertise to develop and commercialize therapies designed to exploit the genetic and molecular differences between cancer cells and normal cells, we have built two franchise platforms — one in kinase inhibition and one in proteasome inhibition. In our kinase inhibitor franchise, our lead product, Nexavar® (sorafenib) tablets is approved for unresectable liver cancer and advanced kidney cancer. With our development and marketing partner Bayer HealthCare Pharmaceuticals Inc., or Bayer, we share equally in the profits and losses of Nexavar worldwide, except Japan. A second kinase inhibitor, regorafenib, a Bayer compound, is an investigational agent that has already demonstrated positive Phase 3 survival data in metastatic colorectal cancer, and also demonstrated positive Phase 3 survival data in gastrointestinal stromal tumors, or GIST. Onyx will receive a twenty percent royalty on potential future global oncology sales of this Bayer compound, if approved. In our proteasome inhibitor franchise, our lead product is Kyprolis™ (carfilzomib) for Injection, for the treatment of patients with multiple myeloma who have received at least two prior therapies including bortezomib and an immunomodulatory agent (IMiD), and have demonstrated disease progression on or within 60 days of completion of the last therapy. Kyprolis received accelerated marketing approval in the United States from the U.S. Food and Drug Administration, or FDA, on July 20, 2012. We are also developing two other novel proteasome inhibitors, including an oral proteasome inhibitor oprozomib (ONX 0912) and an immunoproteasome inhibitor (ONX 0914). In addition, we expect to continue to expand our development pipeline, with multiple clinical or preclinical stage product candidates.

Our Strategy

We plan to achieve our business strategy of transforming Onyx into a leading biopharmaceutical company in the oncology market by:

•	establishing Kyprolis as a treatment for relapsed and refractory multiple myeloma;

•	investing broadly in clinical testing to evaluate carfilzomib for additional lines of treatment for multiple myeloma;

•	maximizing current opportunities worldwide for carfilzomib in approved indications;

•	investing with our partner Bayer in a development program for sorafenib by pursuing other types of cancer including thyroid and breast cancer;

•	preparing for future commercialization opportunities of Nexavar, regorafenib, Kyprolis and oprozomib; and

•	continuing to expand our pipeline by advancing earlier stage therapies, as well as pursuing other opportunities using a disciplined financial approach.

Business Highlights

Proteasome Inhibitor Franchise

On June 20, 2012, the U.S. Food and Drug Administration’s (FDA) Oncologic Drugs Advisory Committee (ODAC) determined by a vote of 11-0, with 1 abstention, that, in patients with relapsed and refractory multiple myeloma who have received at least two prior lines of therapy that included a proteasome inhibitor and an immunomodulatory agent (IMiD), the benefit-risk assessment is favorable for the use of Kyprolis™ (carfilzomib).

On July 20, 2012, we received accelerated approval of Kyprolis™ for injection, a proteasome inhibitor, indicated for the treatment of patients with multiple myeloma who have received at least two prior therapies including bortezomib and an immunomodulatory agent (IMiD), and have demonstrated disease progression on or within 60 days of completion of the last therapy. Approval was based on response rate. Clinical benefit, such as improvement in survival or symptoms, has not been verified. During the second quarter of 2012, we continued to invest in the development and pre-launch commercialization of Kyprolis in preparation for the commercial launch in the third quarter of 2012.

On July 2, 2012, we announced that we have begun enrollment in the ENDEAVOR trial, a Phase 3 trial evaluating carfilzomib in combination with dexamethasone, versus bortezomib (Velcade®) with dexamethasone, in patients with relapsed multiple myeloma.

Kinase Inhibitor Franchise

During the second quarter of 2012, we continued to execute on our value building strategy by increasing worldwide sales and improving commercial margin of Nexavar. In October 2011, we restructured our partnership with Bayer HealthCare for the global development and marketing of Nexavar and entered into a new agreement related to regorafenib, a late-stage oncology compound. Under the terms of the agreements, regorafenib is a Bayer compound, and Bayer will have the final decision-making authority for global development and commercialization. Onyx is entitled to receive a twenty percent royalty on any future global net sales of regorafenib in oncology and in April 2012, we exercised our option under the collaboration agreement to co-promote regorafenib in the United States with Bayer, if it is approved.

In May 2012, we announced that Bayer HealthCare had submitted a New Drug Application (NDA) to the FDA in late April 2012, and an application for European marketing authorization, seeking approval for the oral multi-kinase inhibitor regorafenib for the treatment of patients with metastatic colorectal cancer (mCRC). The submissions are based on the results of the pivotal, global Phase 3 CORRECT (Colorectal cancer treated with regorafenib or placebo after failure of standard therapy) trial. Results from the study were first presented at the Annual Gastrointestinal Cancers Symposium of the American Society of Clinical Oncology (ASCO-GI) in January 2012. On June 27, 2012, the FDA granted priority review designation to Bayer HealthCare’s NDA for regorafenib. The FDA grants priority review to medicines that provide a treatment where little or no adequate therapy exists. Under the Prescription Drug User Fee Act (PDUFA), the FDA expects to complete its review within six months from the receipt of the NDA submission.

On June 3, 2012 Bayer and Onyx announced data from the Phase 3 GRID (GIST – Regorafenib In Progressive Disease) trial evaluating the investigational drug regorafenib, a Bayer compound, in patients with metastatic and/or unresectable gastrointestinal stromal tumors (GIST) whose disease had progressed despite prior treatment with imatinib and sunitinib. The GRID study met its primary endpoint of progression-free survival (PFS). These data were presented as a late-breaking oral abstract at the June 2012 meeting of the American Society of Clinical Oncology (ASCO) .

On May 22, 2012, Bayer HealthCare Pharmaceuticals and Onyx announced that the Phase 3 trial evaluating Nexavar® (sorafenib) tablets in patients with advanced relapsed or refractory non-squamous non-small cell lung cancer (NSCLC) whose disease progressed after two or three previous treatments did not meet its primary endpoint of improving overall survival.

On July 23, 2012, Bayer HealthCare Pharmaceuticals, Onyx, and Astellas Pharma Inc. announced that the Phase 3 SEARCH (Sorafenib and Erlotinib, a rAndomized tRial protoCol for the treatment of patients with Hepatocellular carcinoma) trial evaluating the efficacy and safety of the addition of Tarceva® (erlotinib) tablets to Nexavar® (sorafenib) tablets did not improve overall survival for patients with unresectable hepatocellular carcinoma (HCC) compared to treatment with Nexavar alone.

Financial Highlights

Our operating results for the three months and six months ended June 30, 2012 included revenue from the Nexavar collaboration agreement of $72.7 million and $144.7 million, respectively, as compared to $68.0 million and $135.1 million for the three months and six months ended June 30, 2011, respectively, primarily driven by increased net sales of Nexavar as recorded by Bayer.

Total operating expenses for the three months and six months ended June 30, 2012 were $178.5 million and $301.3 million, respectively, an increase of $60.7 million, or 52% and $75.1 million or 33% from $117.8 million and $226.2 million for the same periods in 2011, respectively. The increase in operating expenses was primarily due to the increase in research and development expenses for the global development of carfilzomib, particularly the Phase 3 ASPIRE, FOCUS and ENDEAVOR trials and the expensing of commercial supply inventory prior to regulatory approval of Kyprolis in the United States.

Worldwide sales of Nexavar, as recorded by Bayer, in countries around the world increased from $245.7 million and $481.1 million for the three months and six months ended June 30, 2011 to $251.2 million and $494.5 million for the three months and six months ended June 30, 2012. The growth is driven primarily by the increased sales in the U.S. and Asia-Pacific region.

Cash, cash equivalents and current and non-current marketable securities at June 30, 2012 were $593.8 million, a decrease of $74.6 million, or 11%, from $668.4 million at December 31, 2011. The decrease is primarily attributable to net cash used in operations and the increase in research and development expenses for the development of Kyprolis.

Critical Accounting Policies and the Use of Estimates

Critical accounting policies are those that require significant estimates, assumptions and judgments by management about matters that are inherently uncertain at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates. As of June 30, 2012, there have been no significant or material changes to our critical accounting policies or estimates since we filed our 2011 Annual Report on Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission (“SEC”).

Results of Operations

Three and six months ended June 30, 2012 and 2011

Revenue from Collaboration Agreement

Nexavar was our only marketed product during the three and six month periods ended June 30, 2012 and 2011. In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the three months and six months ended June 30, 2012 and 2011, we reported no product revenue related to Nexavar. Nexavar revenues subject to profit sharing as recorded by Bayer were $214.5 million and $424.2 million for the three months and six months ended June 30, 2012, respectively and $206.6 million and $399.8 million for the same periods in 2011, primarily from sales in the United States, the European Union, Asia-Pacific and other territories worldwide. This represents an increase of $7.9 million, or 4% and $24.2 million, or 6%, over Nexavar net sales recorded by Bayer for the three and six months ended June 30, 2011, respectively.

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

Revenue from collaboration agreement for the three and six months ended June 30, 2012 and 2011 is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Nexavar worldwide product revenue, net (as recorded by Bayer)	$251,191	$245,665	$494,455	$481,132

Nexavar revenue subject to profit sharing (as recorded by Bayer)	$214,459	$206,600	$424,159	$399,770
Combined cost of goods sold, distribution, selling, general and administrative expenses	82,632	89,530	158,949	163,540

Combined collaboration commercial profit	$131,827	$117,070	$265,210	$236,230

Onyx’s share of collaboration commercial profit	$65,913	$58,535	$132,605	$118,115
Reimbursement of Onyx’s shared marketing expenses	6,791	6,687	12,131	11,291
Royalty revenue	—	2,734	—	5,695

Revenue from collaboration agreement	$72,704	$67,956	$144,736	$135,101

Revenue from collaboration agreement was $72.7 million and $144.7 million for the three months and six months ended June 30, 2012, respectively and $68.0 million and $135.1 million for the three months and six months ended June 30, 2011, respectively. The increase in revenue from collaboration for the three months and six months ended June 30, 2012 from the same periods in 2011 was primarily driven by higher sales in various regions around the world which was partially offset by a decline in the dollar-Euro exchange rate. In addition, collaboration commercial profit for the six month ended June 30, 2012 increased to 63% as a percentage of Nexavar revenue subject to profit sharing in 2012 from 59% in 2011 increasing the revenue from collaboration. Revenue from collaboration agreement is directly affected by the increases and decreases in Nexavar net revenue, over and above the associated cost of goods sold, distribution, selling and general administrative expenses. In addition, as our reimbursement of shared marketing expenses increases or decreases, our revenue from collaboration agreement increases or decreases accordingly. We expect Nexavar sales and Bayer’s and our shared cost of goods sold, distribution, selling and general administrative expense to increase as Bayer continues to expand Nexavar marketing and sales activities outside of the United States, particularly in certain Asia-Pacific countries. Moreover, prolonged or profound economic downturn may result in adverse changes to product reimbursement and pricing and sales levels, which would harm our operating results.

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

Research and development expenses, as compared to the same periods of the prior year, were as follows:

	Three Months Ended June 30,		Change 2012 vs 2011		Six Months Ended June 30,		Change 2012 vs 2011
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Research and development	$76,356	$63,045	$13,311	21%	$157,017	$125,538	$31,479	25%

Research and development expenses include costs to develop our product candidates and our share of the research and development costs incurred for Nexavar by Bayer and us under our cost sharing arrangement. The increase in research and development expenses for the three months and six months ended June 30, 2012 compared to the three months and six months ended June 30, 2011 is primarily due to investments in the global development of carfilzomib, including salaries and related costs for increases in employee headcount in 2012, advancing our clinical products particularly relating to our ongoing Phase 3 clinical trials of carfilzomib, including comparator drug costs, and the expenses of manufacturing commercial supply of Kyprolis prior to regulatory approval in the United States. The increase in research and development expenses was partially offset by a reimbursement of $3.0 million and $10.0 million for the three and six months ended June 30, 2012. Under the terms of the license agreement with Ono, a percentage of the global development costs we incur for the development of carfilzomib and oprozomib is reimbursed by Ono. The increase in research and development expenses was partially offset by lower expenses incurred for the ONX0803 program which included a $12.7 million write-off in June 2011 of advance funding provided to S*Bio, that did not recur in 2012. Sorafenib development expenses decreased by $6.3 million, or 13%, compared to the prior year. Research and development expenses also included stock-based compensation of $2.7 million and $4.6 million for the three months and six months ended June 30, 2012, respectively, and $1.9 million and $2.8 million for the same periods in 2011.

Our share of the research and development costs incurred for sorafenib include 95% and 96% of the costs incurred by Bayer for sorafenib for the three months and six months ended June 30, 2012, respectively and 93% and 92% of the costs incurred by Bayer for sorafenib for the three months and six months ended June 30, 2011, respectively. As a result of the cost sharing arrangement between us and Bayer for research and development costs, there were net reimbursable amounts of $14.0 million, and $38.6 million due to Bayer for the periods ended June 30, 2012 and December 31, 2011, respectively. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. For the periods covered in the financial statements presented, there have been no significant or material differences between actual amounts and estimates. However, if we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment. As of June 30, 2012, our share of the sorafenib development costs incurred to date under the collaboration was $728.0 million.

We expect our research and development expenses to increase in future periods, primarily as a result of anticipated costs to develop carfilzomib and oprozomib. We are currently conducting Phase 3, Phase 2 and Phase 1b studies in relapsed multiple myeloma, a Phase 2b study in relapsed and refractory multiple myeloma and Phase 1b/2 studies in multiple myeloma and relapsed solid tumors. We also expect our research and development activities to include developing other product candidates.

Following the regulatory approval of Kyprolis on July 20, 2012, we will start capitalizing inventory cost and amortizing in-process research and development costs related to Kyprolis. Furthermore, an income tax benefit will be recognized due to the amortization of the in-process research and development intangible asset.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, employee benefits, consulting, advertising and promotion expenses, legal costs, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs. Selling, general and administrative expenses, as compared to prior years were as follows:

	Three Months Ended June 30,		Change 2012 vs 2011		Six Months Ended June 30,		Change 2012 vs 2011
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Selling, general and administrative	$48,907	$38,236	$10,671	28%	$87,851	$72,707	$15,144	21%

The increase in selling, general and administrative expenses for the three months and six months ended June 30, 2012 compared to the three months and six months ended June 30, 2011 were primarily due to investment in commercial infrastructure and associated support to prepare for the launch of Kyprolis in the United States. Selling, general and administrative expenses also included stock-based compensation of $8.2 million and $13.0 million for the three months and six months ended June 30, 2012, compared to $6.4 million and $10.9 million in the same periods in 2011. We expect our selling, general and administrative expenses to increase further due to increases in personnel and due to preparations for the potential launches of Kyprolis in various territories.

Contingent Consideration Expense

Contingent consideration expense, as compared to the same periods of the prior year, was as follows:

	Three Months Ended June 30,		Change 2012 vs 2011		Six Months Ended June 30,		Change 2012 vs 2011
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Contingent Consideration Expense	$53,214	$5,755	$47,459	825%	$56,392	$17,250	$39,142	227%

As a result of the acquisition of Proteolix in November 2009 under the terms of an Agreement and Plan of Merger, or the Merger Agreement, which was entered into in October 2009, we made a payment of $40.0 million in April 2010 and may be required to pay up to an additional $445.0 million payable in up to four earn-out payments upon the achievement of certain regulatory approvals for Kyprolis in the U.S. and Europe within pre-specified timeframes. In January 2011, we entered into Amendment No. 1 to the Merger Agreement, or the Amendment, which requires us to make a milestone payment of $80 million, following the accelerated marketing approval in the United States for relapsed/refractory multiple myeloma is achieved more than six months after the date originally contemplated, but before December 31, 2012.

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

We recorded a liability for this contingent consideration related to the four earn-out payments with a fair value of $216.4 million at June 30, 2012 based upon a discounted cash flow model that uses significant estimates and assumptions, including the probability of technical and regulatory success (“PTRS”) of the product candidate, carfilzomib. Contingent consideration expense is recorded for the change in the fair value of the recognized amount of the liability for contingent consideration. During the three months and six months ended June 30, 2012, the Company recorded contingent consideration expense of $53.2 million and $56.4 million, respectively, compared to $5.7 million and $17.2 million during the same periods in 2011. The increase in expense recorded for the three month and six months periods ended June 30, 2012 is primarily a result of changes made to our PTRS and increase in potential milestones owed to the Proteolix shareholders following the June 20, 2012, vote by the U.S. Food and Drug Administration’s (FDA) Oncologic Drugs Advisory Committee (ODAC) that, in patients with relapsed and refractory multiple myeloma who have received at least two prior lines of therapy that included a proteasome inhibitor and an immunomodulatory agent (IMiD), the benefit-risk assessment is favorable for the use of Kyprolis. Any further changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations.

Investment Income

Investment income consists of interest income and realized gains or losses from the sale of marketable equity investments. We had investment income of $0.6 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, investment income had an increase of $0.1 million, or 6%, from $1.3 million in the same period in 2011 primarily due to the higher average cash and investments balances during 2012.

Interest Expense

Interest expense was $5.4 million and $10.7 million for the three months and six months ended June 30, 2012, compared to interest expense of $5.0 million and $10.0 million for the three months and six months ended June 30, 2011. Interest expense primarily relates to the 4.0% convertible senior notes due 2016 issued in August 2009, and includes non-cash imputed interest expense of $2.8 million and $5.6 million for the three months and six months ended June 30, 2012, respectively and $2.5 million and $4.1 million for the comparable periods in 2011, as a result of the application of ASC 470-20.

Other Income (Expense)

Other income was $4.5 million and $3.6 million for the three and six months ended June 30, 2012, respectively, compared to other expense of $0.3 million and $3.8 million for the three and six months ended June 30, 2011. The increase in other income (expense) compared to the prior year is primarily due to a milestone payment received from S*BIO as a result of the license of the Janus Associated Kinase 2 (JAK2) inhibitor.

Liquidity and Capital Resources

With the exception of the profitability we achieved for the years ended December 31, 2011, 2009 and 2008, we have incurred significant annual net losses since our inception and have relied primarily on public and private financing; combined with milestone payments we received from our collaborators, to fund our operations. At June 30, 2012, we had cash, cash equivalents and current and non-current marketable securities of $593.8 million compared to $668.4 million at December 31, 2011. The decrease of $76.3 million was primarily attributable to increased operating expenses related to the development of carfilzomib, including three ongoing Phase 3 trials as well as pre-commercial launch activities.

For the six months ended June 30, 2012, our cash used in operations was $87.0 million compared to $61.9 million in 2011. Expenditures for capital equipment amounted to approximately $16.1 million for the six months ended June 30, 2012 and $9.2 million in 2011. Capital expenditures in both periods were primarily for construction of facilities in South San Francisco, California that we leased and subleased beginning in July 2010 and for equipment to accommodate our employee growth.

At June 30, 2012, our investment portfolio includes $22.9 million AAA rated securities with an auction reset feature (“auction rate securities”) that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the auction rate securities with a par value of $23.8 million as non-current marketable securities on the accompanying Consolidated Balance Sheet. We have determined the fair value to be $22.9 million for these securities, based on a discounted cash flow model, and have decreased the carrying value of these marketable securities by $0.9 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. An increase or decrease of 1% in the discount rate would have a $0.9 million charge in the auction rate securities valuation. An increase or decrease of 1 year in the expected holding period would have a $0.2 million charge in the auction rate securities valuation.

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

We anticipate our operating costs to increase in 2012 as we continue to incur expenses for the commercial launch of Kyprolis in the U.S. and the further development of carfilzomib, oprozomib and ONX 0914. In addition, the terms of the agreement and plan of merger for Proteolix provide that we may be required to pay up to an additional $445.0 million in earn-out payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones $80.0 million of which is payable following the accelerated marketing approval of Kyprolis in the United States. We may, in our discretion, and subject to the terms of our merger agreement with Proteolix, make any of the earnout payments that become payable to former holders of Proteolix preferred stock in the form of cash, shares of our common stock or a combination and have elected to pay approximately $63 million of the $80.0 million milestone triggered by accelerated marketing approval in shares of our common stock.

We believe that our existing capital resources and interest thereon will be sufficient to fund our current and planned operations beyond 2012. However, if we change our commercialization and development plans, including acquiring or developing additional product candidates or complementary businesses, we may need additional funds sooner than we expect. We anticipate that we will incur cash outlays for the commercial launch of Kyprolis, including costs to build a commercial infrastructure, conduct sales and marketing, and manufacture additional commercial product. In addition we will incur cash outlays to conduct and support additional clinical trials, both currently underway and planned for the development of carfilzomib and our other development candidates. Further, we may be obligated to make up to $365.0 million of contingent earn-out payments upon the achievement of additional regulatory approvals for carfilzomib in the U.S. and Europe, payable in either cash or common stock, at our discretion. The terms of the development and license agreement dated November 6, 2008 with BTG International Limited, or BTG, provide that we may be required to make payments to BTG of up to $65.0 million upon the attainment of certain global development and regulatory milestones, plus additional milestone payments upon the achievement of certain marketing approvals and commercial milestones.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Recent Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal. We believe that we take a conservative approach to investing our cash in that we invest only in highly-rated securities, diversify our portfolio of investments by limiting the exposure to any one issuer and maintain a short overall duration. Our portfolio consists of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, U.S. government and government-related securities, investment grade corporate and municipal bonds. While we believe we take active measures to mitigate investment risk, such risks cannot be fully eliminated because of market circumstances particularly in the last few years. Our cash equivalents and investments are subject to market risk due to changes in interest rates. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. As part of our risk management procedures, we use analytical techniques including sensitivity analysis to monitor the interest rate risk in our portfolio. If market interest rates were to increase or decrease by 100 basis points, or 1%, as of June 30, 2012, the fair value of our portfolio would decline or increase, by approximately $2.7 million. Additionally, a hypothetical increase or decrease of 1% in market interest rates during the three months ended June 30, 2012 would have resulted in a change of $1.2 million in our net income for the three months ended June 30, 2012.

The table below presents the amounts and related weighted average interest rates of our cash equivalents and marketable securities at:

	June 30, 2012			December 31, 2011
	Maturity	Fair Value (In millions)	Average Interest Rate	Maturity	Fair Value (In millions)	Average Interest Rate
Cash equivalents, fixed rate	0 – 3 months	$106.0	0.11%	0 – 3 months	$62.0	0.09%
Marketable securities, fixed rate	0 – 21 months	$389.2	0.54%	0 – 20 months	$498.0	0.56%

Liquidity Risk

Our investment portfolio includes $23.8 million of student-loan auction rate securities. Since February 2008, securities of this type have experienced failures in the auction process. However, a limited number of these securities have been redeemed, in part or as a whole, at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the remaining balance of auction rate securities as non-current marketable securities on the accompanying unaudited Condensed Consolidated Balance Sheet at June 30, 2012. We have determined the fair value to be $22.9 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $0.9 million through accumulated other comprehensive loss instead of earnings because we have deemed the impairment of these securities to be temporary. In general, the Company does not intend to sell any of the auction rate securities it holds, nor will the Company more likely than not be required to sell any of the auction rate securities, before it recovers its amortized cost basis.

Foreign Currency Exchange Rate Risk

A majority of Nexavar sales as well as commercial and development expense are generated outside of the United States. Our revenue from collaboration agreement is dependent on these foreign currency denominated activities, which are translated into U.S. dollars based on the average exchange rates for the reporting period. As a result of these underlying non-U.S. Dollar denominated activities, fluctuations in foreign currency exchange rates affect our operating results. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as they are translated into U.S. dollars for presentation in our financial statements, as well as our operating margins. The primary foreign currency that we are exposed to is the Euro. A hypothetical increase or decrease of 1% in exchange rates between the Euro and U.S. Dollar during the three months and six months ended June 30, 2012 would have resulted in a change in our net loss of $0.1 million and $0.2 million, respectively, based on our expected exposures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ending June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

* Nexavar® is currently our main source of commercial revenues. If Nexavar fails and we, independently or in collaboration with Bayer are unable to successfully commercialize other products, our business would fail.

Nexavar is the only approved product that generated commercial revenues for the quarter ended June 30, 2012 and which we rely on to fund our operations. Unless we can successfully commercialize Kyprolis and other product candidates and/or unless Bayer successfully commercializes regorafenib, we will continue to rely on Nexavar to generate substantially all of our revenues and fund our operations. Kyprolis received FDA approval in July 2012, while our other product candidates are still development-stage and/or subject to regulatory review, and we may never obtain approval of or earn revenues from any of our product candidates. Similarly, Bayer may be unsuccessful in obtaining regulatory approval for, or commercializing, regorafenib. Successful development and commercialization of these compounds and our other product candidates is highly uncertain and depends on a number of factors, many of which are beyond our control.

* We may never obtain regulatory approval for regorafenib or any other product candidate, or approval may be limited.

We have limited experience managing regulatory filings and in negotiating product approval and licensure with regulatory authorities. We may not succeed in obtaining additional regulatory approval of carfilzomib or our other product candidates on anticipated timelines or at all. Failure or delay in obtaining regulatory approvals would delay or prevent further commercialization of Kyprolis or commercialization of our other product candidates. The New Drug Application, or NDA, review process is extensive, lengthy, expensive and uncertain, and the FDA may delay action on or approval of an NDA or limit or deny approval of a product candidate including regorafenib for many reasons, including:

•	the FDA may conclude that any additional NDA to be filed may fail to satisfy the requirements for approval;

•	the data resulting from the clinical trials may not be satisfactory to the FDA, or investigators in those clinical trials could disagree with interpretation of the data;

•

the FDA may disagree with the number, design, size, conduct or implementation of clinical trials or conclude that the data fails to meet statistical or clinical significance or that there is an unmet medical need;

•	the FDA may not find the data from preclinical studies and clinical studies sufficient to demonstrate that regorafenib’s clinical and other benefits outweighs its safety risks;

•	the FDA may disagree with the interpretation of data from preclinical studies or clinical trials;

•	the FDA may not accept data generated at clinical trial sites and monitored by third party clinical research organizations, or CROs;

•	the FDA may determine that there was not proper oversight of third party CROs and clinical trials;

•	the FDA may not accept stability data for commercial product;

•	the FDA may identify deficiencies in, or lack of control over, manufacturing processes, facilities or analytical methods or those of third party contract manufacturers;

•	the FDA position can change or be adversely impacted due to unexpected or unpredictable external circumstances; and

•	the FDA may change its approval policies, adopt new regulations or provide new guidance with significant requirements not currently included or considered when seeking NDA approval.

Even if the FDA ultimately approves regorafenib, or any of our other product candidates, the FDA may impose requirements, conditions and restrictions that could significantly increase costs or delay and limit our and Bayer’s ability to successfully commercialize regorafenib or any of our other product candidates. The FDA may require additional pre-clinical, clinical or retrospective observational studies or trials. The FDA may require a risk evaluation and mitigation strategy (“REMS”) for regorafenib, which could include a Medication Guide or a Conditions to Assure Safe Use requirement such as special patient monitoring/management to minimize risk of drug-related adverse events. These studies or trials may involve continued testing of regorafenib and development of data, including clinical data, about regorafenib’s effects in various populations and any side effects associated with long-term use. The FDA may require post-marketing studies or trials to investigate known serious risks or signals of serious risks or identify unexpected serious risks and may require periodic status reports if new safety information develops. The FDA may impose label restrictions to address safety concerns or limit the patient population. Such label restrictions could include limited indications and usage, expanded contraindications and expanded warnings and precautions. Any REMS plan, post-marketing studies, trials or commitments or label restrictions could significantly delay, limit, or prevent successful commercialization of regorafenib or otherwise severely harm our business and financial condition. Failure to conduct post-marketing studies in a timely manner may result in substantial civil fines and even future withdrawal of approval to commercialize

Our stock price is volatile, our operating results are unpredictable, we have a history of losses and we may be unable to sustain profitability.

Our stock price is volatile and is likely to continue to be volatile. A variety of factors may have a significant effect on our stock price, including:

•	fluctuations in our results of operations, including sales of Nexavar and Kyprolis;

•	results from or speculation about clinical trials or the regulatory status of sorafenib, carfilzomib, regorafenib or other product candidates;

•	decisions or changes in policy by regulatory agencies, or changes in regulatory requirements;

•	announcements by us regarding, or speculation about, our strategic transactions or business development activities;

•	ability to accrue patients into clinical trials or submit or obtain approval of regulatory filings;

•	developments in our relationship with Bayer, Ono and other commercialization partners;

developments in our relationship with, or other problems at, our contract manufacturing organizations, and problems in our supply chain systems, including recalls, quality problems and stockouts and other similar problems;

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

In the past, following our announcement of the accelerated approval of Kyprolis or Bayer’s announcements regarding lower than anticipated Nexavar sales and clinical trial results in melanoma and non small cell lung cancer, or NSCLC, and following our announcements about various clinical and regulatory developments for carfilzomib, our stock price has fluctuated, in some cases significantly.

Our operating results and sales of Nexavar and Kyprolis will likely fluctuate from quarter to quarter and from year to year, and are difficult to predict. Our operating expenses are dependent in part on expenses incurred by Bayer and in certain regions are independent of Nexavar sales. We have to date incurred losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We will incur operating losses in the future as we expand our development and commercial activities for carfilzomib and our product candidates. We expect to incur significant operating expenses associated with the development and commercialization of Kyprolis and additional products, including potentially regorafenib, if we conduct separate development of regorafenib in certain indications, at our own expense, as permitted under the regorafenib agreement.

As a result of the acquisition of Proteolix, we may be required to pay up to an additional $445.0 million in four earn-out payments upon the receipt of certain regulatory approvals within pre-specified timeframes. We recorded a liability for this contingent consideration for the four earn-out payments with a fair value of $216.4 million at June 30, 2012 based upon a discounted cash flow model that uses significant estimates and assumptions. Any changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations. Moreover, we may, at our discretion, make any of the remaining earn-out payments in the form of cash, shares of Onyx common stock or a combination thereof. If we elect to issue shares of our common stock in lieu of making an earn-out payment in cash, this would have a dilutive effect on our common stock and could cause the trading price of our common stock to decline.

It is, therefore, difficult for us to accurately forecast profits or losses. It is possible that in some quarters our operating results could disappoint securities analysts or investors. Many factors, including, but not limited to disappointing operating results and/or the other factors outlined above, could cause the trading price of our common stock to decline, perhaps substantially.

*	We have never marketed a drug without a partner before, and if we are unable to establish, or access an effective and specialized sales force and marketing infrastructure, we will not be able to commercialize Kyprolis successfully.

In order to successfully commercialize Kyprolis, we have expanded our U.S. sales force and must develop and maintain an international sales, marketing and distribution infrastructure. We have limited experience building and maintaining a commercialization infrastructure in the U.S., no experience in building such an infrastructure internationally, which is difficult and time consuming, and requires substantial financial and other resources. Factors that may hinder our efforts to maintain our expanded U.S. presence and develop an international sales, marketing, and distribution infrastructure include:

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

We have built a Kyprolis sales force in the United States. Our internal sales and marketing capabilities are new, and we have never been responsible for product distribution. The development of a sales and marketing infrastructure for our domestic operations will require substantial resources and may require additional personnel with sales, distribution and marketing experience. It may be expensive and time consuming to sustain our expanded sales and marketing infrastructure, and our inability to do so could negatively impact our commercialization efforts. If we are unable to sustain our sales force and marketing capability for Kyprolis, we may not be able to generate any product revenue, may generate increased expenses and may never become profitable.

We will need to expend significant time and resources to train our Kyprolis sales force to be credible, persuasive and compliant in discussing Kyprolis with the specialists treating the patients indicated under label. We will also need to train our sales force to ensure that a consistent and appropriate message about Kyprolis is being delivered to our potential customers. In addition, if we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of Kyprolis and its proper administration, our efforts to successfully commercialize Kyprolis could be put in jeopardy, which could have a material adverse effect on our financial condition, stock price and operations.

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

Our clinical trials for sorafenib or carfilzomib, and Bayer’s clinical trials of regorafenib, could take longer to complete than we project or may not be completed at all.

The timing of initiation and completion of clinical trials may be subject to significant delays resulting from various causes, including actions by Bayer for sorafenib and/or regorafenib clinical trials, conflicts regarding scheduling or competing clinical trials with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, modification of clinical trial designs, and shortages of available drug supply, including supply of comparator drugs or combination drugs for clinical and commercial purposes. We may face difficulties developing and sustaining relationships with Kyprolis development partners, including clinical research organizations, contract manufacturing organizations, key opinion leaders and clinical investigators. We may not complete clinical trials involving sorafenib, carfilzomib or any of our other product candidates as projected or at all.

We may not have the necessary capabilities to successfully manage the execution and completion of clinical trials in a way that leads to approval of sorafenib, regorafenib, carfilzomib or other product candidates for their target indications. In addition, we rely on Bayer, academic institutions, cooperative oncology organizations and clinical research organizations to conduct, supervise or monitor the majority of clinical trials involving sorafenib, carfilzomib and regorafenib. We have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. The timing of review by regulatory authorities is uncertain.

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

Failure to successfully develop regorafenib or continue successfully developing Kyprolis could harm their commercialization, and failure to successfully launch or commercialize Kyprolis or regorafenib or to complete additional development of Nexavar or Kyprolis for these or any other reasons would significantly harm our business and could cause the trading price of our common stock to decline significantly.

* If Nexavar does not continue to be broadly adopted for the treatment of unresectable liver cancer, our business would be harmed. If our ongoing and planned clinical trials fail to demonstrate that sorafenib is safe and effective for additional indications or we are unable to obtain necessary approvals for other uses, we will be unable to expand the commercial market for Nexavar and our business may be harmed or fail.

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

Sorafenib has not been approved in any indications other than unresectable liver cancer and advanced kidney cancer. We and Bayer are currently conducting a number of clinical trials of sorafenib; however, our clinical trials may fail to demonstrate that sorafenib is safe and effective in other indications, and sorafenib may not gain additional regulatory approval, which would limit the potential market for the product causing our business to fail. If we are not able to obtain approval for label expansion or alternative delivery mechanisms, we will have incurred significant clinical trial costs without corresponding benefits, our stock price may suffer and our business and financial condition could be materially and adversely affected. Success in one or even several cancer types does not indicate that sorafenib would be approved or have successful clinical trials in other cancer types. Bayer and Onyx have conducted Phase 3 trials of sorafenib in melanoma and non-small cell lung cancer, or NSCLC, that were not successful. Other cancer types with a histology similar to squamous cell carcinoma of the lung may yield a similar adverse treatment outcome. If so, patients having this histology may be excluded from ongoing and future clinical trials, which could potentially delay clinical trial enrollment and would reduce the number of patients that could potentially receive sorafenib. Regulatory requirements change over time, including acceptable clinical endpoints. We may be unable to satisfy new requirements or expectations of regulatory authorities and hence, sorafenib may never be approved in additional indications.

* Even if our products receive regulatory approval, guidelines and recommendations published by various organizations may affect the uptake, adoption and/or use of those products.

Government agencies issue regulations and guidelines directly applicable to us and to our products and to Bayer’s products. In addition, professional societies, practice management groups, private health/science foundations and organizations involved in various diseases from time to time publish guidelines or recommendations to the medical and patient communities. These various sorts of recommendations may relate to such matters as product usage, dosage, route of administration and use of related or competing therapies. Such recommendations of changes to such recommendations or other changes or other guidelines advocating alternative therapies could result in decreased use of Nexavar and Kyprolis, and if approved, decreased use of regorafenib, which may adversely affect our results of operations.

* We face intense competition and many of our competitors have substantially greater experience and resources than we have.

We are engaged in a rapidly changing and highly competitive field. We are seeking to develop and market oncology products that face significant competition from other products and therapies that currently exist or are being developed.

Nexavar faces significant competition. There are many existing approaches used in the treatment of unresectable liver cancer including alcohol injection, radiofrequency ablation, chemoembolization, cryoablation and radiation therapy. Several other therapies are in development. If Nexavar is unable to compete or be combined successfully with existing approaches or if new therapies are developed for unresectable liver cancer, our business would be harmed.

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

Similarly, outside the United States, generic companies or other competitors may challenge the scope, validity or enforceability of the Nexavar patents, requiring Bayer and us to engage in complex, lengthy and costly litigation or other proceedings. Bayer may be unsuccessful in defending or enforcing the Nexavar patents in one or more countries and could face generic competition prior to expiration of the Nexavar patents, which would harm our business. Generic companies may develop, seek approval for, and launch generic versions of Nexavar. For example, a generic version of Nexavar has been launched in Peru and Cipla recently received approval to launch its version of sorafenib in India at a price that is significantly less than that charged for Nexavar in India. Recently, India’s controller general of patents, designs and trademarks has granted a compulsory license to the Indian generics drug maker, Natco, to make generic Nexavar. The license does not grant Natco the right to sell Nexavar outside of India. Bayer has appealed the ruling.

We have not marketed products for any hematological cancer, including multiple myeloma, and may be at a disadvantage to our competitors. Kyprolis will compete with products marketed by Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, Celgene Corporation and potentially against agents currently in development for treatment of this disease by Merck & Co. Inc., Bristol-Myers Squibb, Keryx Biopharmaceuticals, Inc., Nereus Pharmaceuticals, Teva Pharmaceutical Industries Ltd., and other companies. Our competitors may develop and commercialize therapies that change the treatment paradigm for multiple myeloma. For example, Millennium is developing a multiple myeloma therapy to be administered orally. Even though we obtained regulatory approval of Kyprolis, which is administered intravenously, it may not compete effectively with orally administered drugs, and we may not succeed in developing an orally administered therapy, which would harm our business.

Regorafenib, if approved, may face significant competition. Bayer has presented positive regorafenib in CRC third line plus and has reported positive GIST third line plus data. CRC is a competitive marketplace with three approved targeted therapies, one targeted therapy in registration and multiple therapies in phase three development. There are currently no approved therapies in the third line plus setting. GIST is a relatively infrequently occurring tumor for which there are currently two therapies approved in adjuvant, first and second line GIST, but none approved in the third line plus setting.

Bayer and Onyx have disclosed that regorafenib met the primary endpoint in the phase 3 third line plus GRID study in gastrointestinal stromal tumor, or GIST. There are currently two agents approved in adjuvant, first and second line GIST, but none approved in the third line plus setting. Imatinib, marketed by Novartis, is a c-kit inhibitor approved in patients with Kit (CD117) positive unresectable and/or metastatic malignant GIST as well as the adjuvant treatment of adult patients following resection of Kit (CD117) positive GIST. Sunitinib, marketed by Pfizer, is a multi tyrosine kinase inhibitor approved in GIST after disease progression on or intolerance to imatinib. There are several therapies being developed in GIST, most notably phase 3 agents mastinib, by AB Science, and nilotinib by Novartis, and phase 2 agents ganetespib, by Synta, and pazopanib by GlaxoSmithKline.

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

*	Even though Kyprolis is approved by the FDA and even if Kyprolis is approved by other regulatory authorities, we may not obtain adequate coverage or reimbursement from third-party payers, which would harm our business.

In order to commercialize Kyprolis, we must build capabilities for gaining coverage and reimbursement by private and public insurers. In addition we must establish a mechanism to effectively distribute Kyprolis to physician offices. We have no prior experience in building or maintaining an access, reimbursement and distribution infrastructure, which is difficult and time consuming, and requires substantial financial and other resources. Factors that may hinder our efforts include inability to recruit, retain and manage adequate numbers of effective personnel, and an inability to establish or maintain relationships with government agencies, insurers and distributors.

Our sales of Kyprolis will be dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. We expect to rely on the reimbursement coverage by federal and state government programs such as Medicare and Medicaid in the United States and equivalent programs in other countries, once we receive regulatory approval for those countries. We will also rely on coverage and reimbursement from private pharmaceutical insurers in the US. In the event we seek approvals to market Kyprolis in foreign territories, we will need to work with the government-sponsored healthcare systems in Europe and other foreign countries that are the primary payers of healthcare costs in those regions. Governments and private payers may regulate prices, reimbursement levels and/or access to Kyprolis in order to control costs or to affect levels of use of our products. We cannot predict the availability or level of coverage and reimbursement for Kyprolis or our product candidates and a reduction in coverage and/or reimbursement for our products could have a material adverse effect on our product sales and results of operations.

We expect that many of the patients in the United States who seek treatment with Kyprolis will be eligible for Medicare benefits. Other patients may be covered by private health plans. The Medicare program is administered by the Centers for Medicare & Medicaid Services (“CMS”), and coverage and reimbursement for products and services under Medicare are determined pursuant to statute, regulations promulgated by CMS, and CMS’s subregulatory coverage and reimbursement determinations. It is difficult to predict exactly how CMS may apply those regulations and policy determinations to Kyprolis, and those regulations and interpretive determinations are subject to change. Moreover, the procedures and criteria by which CMS makes coverage and reimbursement determinations and the reimbursement amounts established by statute are subject to change, particularly because of budgetary pressures facing the Medicare program.

Medicare Part B provides limited coverage of outpatient drugs that are furnished “incident to” a physician’s services. Generally, “incident to” drugs are covered only if they satisfy certain criteria, including that they are of the type that is not usually self-administered by the patient and they are reasonable and necessary for a medically accepted diagnosis or treatment. We intend to seek Part B coverage for Kyprolis. Medicare Part B pays providers under a payment methodology using average sales price (“ASP”) information. There is a mechanism for comparison of the ASP for a product to the widely available market price and the Medicaid Average Manufacturer Price for the product, which could cause further decreases in Medicare payment rates, although this mechanism has yet to be utilized. Congress has considered reducing these payment rates, and legislation could be enacted in the future. We have no experience marketing a Part B drug, or reporting ASP information, as is required by CMS. If we fail to collect and report information correctly and on a timely basis, our business could be harmed. If we are found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied.

By statute, new drugs administered in hospital outpatient departments that are granted “pass-through status” also are reimbursed at ASP plus six percent for two to three years after they are granted pass-through status. Kyprolis has not yet been granted pass-through status and claims will initially be reimbursed at 95% of AWP until Kyprolis is assigned a product specific C-code. CMS establishes the payment rates for drugs that do not have pass-through status by regulation. For 2012, these drugs are reimbursed at ASP plus four percent if they have an average cost per day exceeding $75; drugs with an average cost per day less than $75 are not separately reimbursed. In future years, CMS could change both the payment rate and the average cost threshold, and these changes could adversely affect payment for Kyprolis.

We expect that Kyprolis will be made available to patients that are eligible for Medicaid benefits. A condition of federal funds being made available to cover our products under Medicaid and Medicare Part B is our participation in the Medicaid drug rebate program. Under the Medicaid rebate program, we must pay a rebate to each state Medicaid program for each unit of our drug paid for by those programs. The rebate amount for a drug varies by quarter, and is based on pricing data reported by us on a monthly and quarterly basis to CMS.

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

The availability of federal funds under Medicaid and Medicare Part B to pay for Kyprolis and any other products that are approved for marketing also is conditioned on our participation in the Public Health Service 340B drug pricing program. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These covered entities include hospitals that serve a disproportionate share of poor Medicare beneficiaries, as well as a variety of community health clinics and other recipients of health services grant funding. PPACA expanded the 340B program to include additional entity types: certain free standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Act. The 340B ceiling price for a drug is calculated using a statutory formula that is based on the AMP and Medicaid rebate amount for the drug. To the extent PPACA, as discussed above, changes the statutory and regulatory definitions of AMP and the Medicaid rebate amount, these changes will also affect our 340B ceiling price for Kyprolis or any other of our products that are approved for marketing. Any revisions to previously reported Medicaid pricing data also may require revisions to the 340B ceiling prices that were based on those data and could require the issuance of refunds.

* We are dependent upon our collaborative relationship with Bayer to further develop, manufacture and commercialize sorafenib and regorafenib.

Our success for developing, manufacturing and commercializing sorafenib depends in large part upon our relationship with Bayer. If we are unable to maintain our collaborative relationship with Bayer, we may be unable to continue development, manufacturing and marketing activities at our own expense. If we were able to do so on our own, this would significantly increase our capital and infrastructure requirements, would necessarily impose delays on development programs, may limit the indications we are able to pursue and could prevent us from effectively developing and commercializing sorafenib and regorafenib. Disputes with Bayer may delay or prevent us from further developing, manufacturing or commercializing or increasing the sales of Nexavar, and could lead to additional disputes with Bayer, which could be time consuming and expensive. As permitted under our amended collaboration agreement and regorafenib agreement with Bayer, we may develop sorafenib and/or regorafenib in certain indications at our own expense. If we were to do so, this would increase our research and development costs, could impose delays on other development programs, and/or could limit the indications we are able to pursue.

We are subject to a number of risks associated with our dependence on our collaborative relationship with Bayer, including:

•	the development and commercialization by Bayer of regorafenib;

•	decisions by Bayer regarding the amount and timing of resource expenditures for the development and commercialization of sorafenib and regorafenib;

•	possible disagreements as to development plans, clinical trials, regulatory marketing or sales;

•	our inability to co-promote Nexavar or regorafenib in any country outside the United States, which makes us solely dependent on Bayer to promote Nexavar and regorafenib in foreign countries;

•	Bayer’s right to terminate the collaboration agreement on limited notice in certain circumstances involving our insolvency or material breach of the agreement;

•	loss of significant rights if we fail to meet our obligations under the collaboration agreement;

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

Under the terms of the collaboration agreement, we and Bayer must agree on the development plan for sorafenib. If we and Bayer cannot agree, clinical trial progress could be significantly delayed or halted. Further, if we or Bayer cease funding development of sorafenib under the collaboration agreement, then that party will be entitled to receive a royalty, but not to share in profits. Bayer could, upon 60 days’ notice, elect at any time to terminate its co-funding of the development of sorafenib. If Bayer terminates its co-funding of sorafenib development, further development of sorafenib could be delayed and we may be unable to fund the development costs on our own and may be unable to find a new collaborator.

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

Moreover, we are highly dependent on Bayer for timely and accurate information regarding any revenues realized from sales of Nexavar and regorafenib and the costs incurred in developing and selling these products, in order to accurately report our results of operations. If we do not receive timely and accurate information or incorrectly estimate activity levels associated with the co-promotion and development of sorafenib and regorafenib at a given point in time, we could be required to record adjustments in future periods and may be required to restate our results for prior periods. Such inaccuracies or restatements could cause a loss of investor confidence in our financial reporting or lead to claims against us, resulting in a decrease in the trading price of shares of our common stock.

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

We may need additional funds to conduct the costly and time-consuming activities related to the development and commercialization of sorafenib and carfilzomib, including manufacturing, clinical trials and regulatory approval. Also, we may need funds to develop our early stage product candidates, to acquire rights to additional product candidates, or acquire new or complementary businesses. Our future capital requirements will depend upon a number of factors, including:

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

We believe that our existing capital resources and interest thereon will be sufficient to fund our current development plans beyond 2012. However, if we change our development plans, acquire rights to or license additional products, or seek to acquire new or complementary businesses, we may need additional funds sooner than we expect. In addition, we anticipate that our expenses related to Kyprolis will increase over the next several years. While these costs are unknown at the current time, we may need to raise additional capital and may be unable to do so.

Our general business may be adversely affected by global economic difficulties, a volatile business environment and continued unpredictable and unstable market conditions. If the equity and credit markets do not sustain improvement or begin to deteriorate again, it may make any necessary future debt or equity financing more difficult, more costly and more dilutive, and may result in adverse changes to product reimbursement and pricing and sales levels, which would harm our operating results. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans or plans to acquire additional technology. There is also a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn, such that we would lose our status as a Well-Known Seasoned Issuer, which allows us to more rapidly and more cost-effectively raise funds in the public markets.

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

A majority of Nexavar sales are generated outside of the United States, and a significant percentage of sorafenib commercial and development expenses are incurred outside of the United States. Under our collaboration agreement, when these sales and expenses are translated into U.S. dollars by Bayer in determining amounts payable to us or payable by us, we are exposed to fluctuations in foreign currency exchange rates. We also incur a significant percentage of research and development expenses for carfilzomib and our earlier-stage development products in currencies other than the US dollar. We enter into transactions to manage our exposure to fluctuations in foreign currency exchange rates. Such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which there is a change in the expected differential between the underlying exchange rate in the contracts and actual exchange rate.

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

*	We are dependent on Bayer and third parties to manufacture and distribute sorafenib and regorafenib, and do not have the manufacturing expertise or capabilities to manufacture or distribute any current or future products.

Under our collaboration agreement and regorafenib agreement with Bayer, Bayer has the manufacturing responsibility to supply sorafenib and regorafenib for clinical trials and for commercialization. Should Bayer give up its right to co-develop sorafenib, we would have to manufacture sorafenib, or contract with another third party to do so for us. In addition, we have manufacturing responsibility for carfilzomib and oprozomib, which we currently manufacture through third-party contract manufacturers, and have not yet established back-up manufacturers for these compounds.

We lack the resources, experience and capabilities to manufacture sorafenib, regorafenib, carfilzomib, oprozomib or any other product candidate on our own and would require substantial funds and time to establish these capabilities. Consequently, we are, and expect to remain, dependent on third parties for manufacturing. These parties may encounter difficulties and delays in production scale-up, production yields, control and quality assurance, validation, regulatory status or shortage of qualified personnel. They may not perform as agreed or may not continue to manufacture our products for the time required to test or market our products. They may fail to deliver the required quantities of our products or product candidates on a timely basis and at commercially reasonable prices. We currently depend on single source vendors for components used in carfilzomib, and if this manufacturer became unable to deliver our required quantities of carfilzomib on a timely basis, or ceased production, we would experience delays in the clinical trial schedule of our drugs and drug candidates, the regulatory approval process, ability to timely ship product, and may be required to find an alternative manufacturer. For example, our contract manufacturer for carfilzomib drug product has experienced media fill failures on the line used to produce carfilzomib, which indicated that the line may not have met the required standards for sterility. Media fill failures are not uncommon, and they can lead to a delay or cessation of drug manufacture on the affected line(s). Such media fill failures at our contractor manufacturers could delay the production of clinical or commercial supplies of carfilzomib. In addition, marketed drugs and their contract manufacturing organizations are subject to continual review, including review and approval of their manufacturing facilities and the manufacturing processes, which can result in delays in the regulatory approval process and/or commercialization. We also currently depend on single source vendors for components used in carfilzomib. Any production shortfall on the part of our single-source contract manufacturers that impairs the supply of starting materials, drug substance or drug product could have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain a sufficient quantity of starting materials, drug substance or drug product, there could be a substantial delay in successfully developing second source suppliers. In addition, we rely on single-source unaffiliated third-party suppliers for certain other raw materials and components necessary for the formulation, fill and finish of our products. Certain of these raw materials and components are the proprietary products of these unaffiliated third-party suppliers and are specifically cited in the drug application with regulatory agencies so that they must be obtained from that specific sole source and may not be obtained from another supplier unless and until the regulatory agency approved such supplier. An inability to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands or quality issues, could adversely affect our ability to satisfy demand for carfilzomib, which could adversely affect our product sales and operating results materially or our ability to conduct clinical trials, either of which could significantly harm our business.

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

If serious adverse side effects are associated with Nexavar, regorafenib or Kyprolis, our business could be harmed.

The FDA-approved package inserts for Nexavar and Kyprolis includes several warnings relating to observed adverse reactions. With commercial use of Nexavar and Kyprolis and additional clinical trials of sorafenib and carfilzomib, we and Bayer have updated and expect to continue to update adverse reactions listed in the package insert to reflect current information. If additional adverse reactions emerge, or a pattern of severe or persistent previously observed side effects is observed in the sorafenib or carfilzomib patient populations, the FDA or other international regulatory agencies could modify or revoke approval of Nexavar or Kyprolis or we may choose to withdraw either or both products from the market. If this were to occur, we may be unable to obtain approval of sorafenib or carfilzomib in additional indications and foreign regulatory agencies may decline to approve sorafenib or carfilzomib for use in any indication. In addition, if patients receiving Nexavar or Kyprolis were to suffer harm as a result of their use of Nexavar or Kyprolis, these patients or their representatives may bring claims against us. These claims, or the mere threat of these claims, could have a material adverse effect on our business and results of operations.

We expect to seek additional regulatory approvals of carfilzomib. We have observed and reported safety and adverse events in carfilzomib clinical trials, which may increase the risk that FDA, or other regulatory agencies, could reject future application(s) for marketing approval. Similarly Bayer is seeking regulatory approval for regorafenib, and has reported safety and adverse events in regorafenib trials, which may increase the risk that regulatory agencies could reject marketing approval for regorafenib. Even if Bayer succeeds in obtaining regulatory approval for regorafenib, we expect that their package inserts, if approved, will include information related to safety and adverse events, which could limit the market potential or reimbursability of either or both products.

If previously unforeseen and unacceptable side effects are observed in sorafenib, carfilzomib, or regorafenib, we may be unable to proceed with further clinical trials, to seek or obtain regulatory approval in one or more indications, or to realize full commercial benefits of our products. In clinical trials, patients may be treated with sorafenib, carfilzomib or regorafenib as a single agent or in combination with other therapies. During the course of treatment, these patients may die or suffer adverse medical effects for reasons unrelated to our products, including adverse effects related to the products that are administered in combination with our products. These adverse effects may impact the interpretation of clinical trial results, which could lead to adverse conclusions regarding the toxicity or efficacy of sorafenib, carfilzomib or regorafenib.

* We are subject to extensive government regulation, which can be costly, time consuming and subject us to unanticipated delays. We may incur significant liability if it is determined that we are in violation of federal and state regulations related to the promotion of drugs in the United States or elsewhere.

If we have disagreements with Bayer regarding ownership of clinical trial results or regulatory approvals for sorafenib, and the FDA refuses to recognize Onyx as holding, or having access to, the regulatory approvals necessary to commercialize Nexavar, we may experience delays in or be precluded from marketing Nexavar.

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

To date, the FDA has approved Nexavar only for the treatment of advanced kidney cancer and unresectable liver cancer. Physicians are not prohibited from prescribing Nexavar for the treatment of diseases other than advanced kidney cancer or unresectable liver cancer, however, we and Bayer are prohibited from promoting Nexavar for any non-approved indication, often called “off label” promotion. Likewise, to date, the FDA has approved Kyprolis only for the treatment of patients with multiple myeloma who have received at least two prior therapies, including bortezomib and an immunomodulatory agent, and have demonstrated disease progression on or within

60 days of completion of the last therapy. Although physicians are not prohibited from prescribing Kyprolis for the treatment of diseases other than the FDA-approved indication, we are prohibited from promoting Kyprolis for any other indications. The FDA and other regulatory agencies actively enforce regulations prohibiting off label promotion and the promotion of products for which marketing authorization has not been obtained. A company that is found to have improperly promoted an off label use may be subject to significant liability, including civil and administrative remedies, as well as criminal sanctions.

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading and non-promotional medical and scientific communication concerning their products. We engage in the support of medical education activities and engage investigators and potential investigators interested in our clinical trials. Although we believe that all of our communications regarding Nexavar and Kyprolis are in compliance with the relevant regulatory requirements, the FDA or another regulatory authority may disagree, and we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

* As we expand our development and commercialization activities outside of the United States, we will be subject to an increased risk of inadvertently conducting activities in a manner that violates the U.S. Foreign Corrupt Practices Act and similar laws. If that occurs, we may be subject to civil or criminal penalties which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

* The market may not accept our products and we may be subject to pharmaceutical pricing and third-party reimbursement pressures.

Nexavar, Kyprolis, regorafenib, or our other product candidates that may be approved may not gain market acceptance among physicians, patients, healthcare payers and/or the medical community or the market may not be as large as forecasted. Third-party payers and governments are increasingly challenging the pricing of medical products and services, especially in global markets, and their reimbursement practices may affect the price levels for Nexavar, Kyprolis or regorafenib, if approved, or any other future product. Governments outside of the US may increase their use of risk-sharing programs, which will only pay for a drug after it demonstrates efficacy in a given patient. In addition, governments may increasingly rely on Health Technology Assessments to determine payment policy for cancer drugs. Health Technology Assessments are used by governments to assess if health services are safe and cost-effective. In addition, the market for our products may be limited by third-party payers who establish lists of approved products and do not provide reimbursement for products not listed. If our products are not on the approved lists in one or more countries, our sales may suffer. Non-government organizations can influence the use of our products and reimbursement decisions for our products in the United States and elsewhere. For example, the National Comprehensive Cancer Network, or NCCN, a not-for-profit alliance of cancer centers, has issued guidelines for the use of Nexavar in the treatment of advanced kidney cancer and unresectable liver cancer. These guidelines may affect treating physicians’ use of Nexavar.

Nexavar’s success in Europe and other regions, particularly in Asia Pacific, could also depend on obtaining and maintaining government reimbursement. For example, in Europe and in many other international markets, patient access is limited for medicines that are not reimbursed by the governments. Negotiating prices with governmental authorities can delay commercialization by twelve months or more. Even if reimbursement is available, reimbursement policies may adversely affect sales and profitability of Nexavar. In addition, in Europe and in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. In the Asia-Pacific region, excluding Japan, China leads in Nexavar sales, however, reimbursement typically requires multiple steps. Also, in December 2009, health authorities in China published a new National Reimbursement Drug List, or NRDL, which lists medicines that are expected to be sold at government-controlled prices. There were no targeted oncology drugs, including Nexavar, on the NRDL, however, the Ministry of Human Resource and Social Security, the group responsible for developing the NDRL, could establish a mechanism and framework for reimbursement of high-value innovative products, such as targeted oncology drugs. Reimbursement policies are subject to change due to economic, political or competitive factors. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending.

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

* Forecasting sales of Kyprolis may be difficult and revenue recognition may be deferred. If our revenue projections are inaccurate or revenue is deferred and our business forecasting and planning decisions are not reflected in our actual results, our business may be harmed and our stock price may be adversely affected.

Kyprolis may not be adopted rapidly, or at all, by physicians. Factors that can affect the rate of adoption include the following:

•	physician and patient unfamiliarity with Kyprolis;

•	cautionary prescribing behavior due to concerns regarding the safety and risk-benefit of Kyprolis;

•	cautionary prescribing behavior due to lack of reimbursement history for Kyprolis;

•	confusion and questions relating to the label;

•	difficulty in identifying appropriate patients for treatment with Kyprolis;

•	the cost of the product, which is purchased by the prescriber on a buy and bill basis;

•	other aspects of physician education;

•	treatment guidelines issued by government and non-government agencies;

•	types of cancer for which the product is approved;

•	timing of market entry relative to competitive products;

•	availability of alternative therapies;

•	price of our product relative to alternative therapies, including generic versions of our products, or generic versions of innovative products that compete with our products;

•	patients’ reliance on patient assistance programs, under which we provide free drug;

•	extent of marketing efforts by us and third-party distributors or agents retained by us; and

•	side effects or unfavorable publicity concerning our products or similar products.

The extent to which any of these or other factors individually or in the aggregate may impact future sales of Kyprolis is uncertain and difficult to predict. Our management must make forecasting decisions regarding future revenue in the course of business planning despite this uncertainty, and actual results of operations may deviate materially from projected results. This may lead to inefficiencies and increased difficulties in operational planning. If our revenues from Kyprolis sales are lower than we anticipate or revenue is deferred, we will incur costs in the short term that will result in losses that are unavoidable. A shortfall in our revenue would have a direct impact on our cash flow and on our business generally. In addition, fluctuations in our quarterly results can adversely and significantly affect the market price of our common stock.

* The integration of acquired businesses may present significant challenges to us.

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

Negotiations associated with an acquisition or strategic investment could divert management’s attention and other company resources. Any of the following risks associated with future acquisitions or investments could impair our ability to grow our business, develop new products, or sell Nexavar, regorafenib or Kyprolis, and ultimately could have a negative impact on our growth or our financial results:

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

* If we lose our key employees or are unable to attract or retain qualified personnel, our business could suffer.

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

We may need to further expand our sales, market access, managerial, operational, administrative and other functions in order to commercialize Kyprolis and/or regorafenib, manage and fund our operations and continue our development activities. To support this growth, we have hired and intend to continue hiring additional employees. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

* Risks associated with operating in foreign countries could materially adversely affect our business.

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

* We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

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

The sales of Nexavar and Kyprolis, and the use of sorafenib, carfilzomib, regorafenib and/or other products and product candidates in clinical trials expose us to product liability claims. In the United States, FDA approval of a drug may not offer protection from liability claims under state law (i.e., federal preemption defense), the tort duties for which may vary state to state. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of Nexavar and/or future products.

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

Patents and patent applications covering Nexavar and regorafenib are owned by Bayer. Those Nexavar patents that arose out of our collaboration agreement with Bayer are licensed to us, including two United States patents covering Nexavar and pharmaceutical compositions of Nexavar. Both patents will expire January 12, 2020. These two patents are listed in the FDA’s Approved Drug Product List (Orange Book). Based on publicly available information, Bayer also has patents in several European countries covering Nexavar, which will expire in 2020. Bayer has other patents and patent applications pending worldwide that cover sorafenib alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extension, the entitlement to and the term of which cannot presently be calculated, in part because Bayer does not share with us information related to its sorafenib patent portfolio. We cannot be certain that these issued patents and future patents if they issue will provide adequate protection for sorafenib or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise. Similarly, we cannot be certain that the patents and patent applications acquired in the Proteolix acquisition, or licensed to us by any licensor, will provide adequate protection for carfilzomib or any other product, or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise. The patents related to carfilzomib and oprozomib will begin to expire in 2025 and 2027, respectively. Third parties may claim to have rights in the assets that we acquired with Proteolix, including carfilzomib, or to have intellectual property rights that will be infringed by our commercialization of the assets that we acquired with Proteolix. If third parties were to succeed in such claims, our business and company could be harmed.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. The requirements for patentability may differ in certain countries, particularly developing countries. In 2009, we became aware that a third-party had filed an opposition proceeding with the Chinese patent office to invalidate the patent that covers Nexavar. Unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug, such as Nexavar. The opposer filed an appeal to the Beijing No. 1 Court to which Bayer responded and the Court found in Bayer’s favor. The appeal period for this decision has recently expired, and thus the sorafenib Chinese patent has been upheld.

Generic companies or other competitors may challenge the scope, validity or enforceability of the Nexavar patents, requiring Bayer and us to engage in complex, lengthy and costly litigation or other proceedings. Generic companies may develop, seek approval for, and launch generic versions of Nexavar. For example, Bayer has a patent in India that covers Nexavar. Cipla Limited, an Indian generic drug manufacturer, applied to the Drug Controller General of India (DCGI) for market approval for Nexavar, which Bayer sought to block based on its patent. Bayer sued the DCGI and Cipla Limited in the Delhi High Court requesting an injunction to bar the DCGI from granting Cipla Limited market authorization. The Court ruled against Bayer, stating that in India, unlike the U.S., there is no link between regulatory approval of a drug and its patent status. Bayer appealed, which it recently lost. Consequently, Bayer has appealed to the Indian Supreme Court, and has filed a patent infringement suit against Cipla that is currently pending before the Delhi high court, Cipla, however, is now selling a generic version of Nexavar in India. Also, recently, India’s controller general of patents, designs and trademarks has granted a compulsory license to the Indian generics drug maker, Natco, to make a generic version of Nexavar, which it is now doing. Bayer has appealed the ruling. The compulsory licenses granted to Natco does not give Natco the right to sell Nexavar outside of India. Two other Indian companies, MDL ChemPharm and BDR Pharmaceuticals Inc., have filed for a compulsory license to sell generic Nexavar.

In addition to India, certain countries in Europe and developing countries, including China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, Bayer, the owner of the Nexavar patent estate, may have limited remedies if the Nexavar patents are infringed or if Bayer is compelled to grant a license for Nexavar to a third party, which could materially diminish the value of those patents that cover Nexavar. This could limit our potential revenue opportunities.

* If we use hazardous or potentially hazardous materials in a manner that causes injury or violates applicable law, we may be liable for damages.

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

* Our business may be affected by other legal proceedings.

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

* A breakdown or breach of our information technology systems could subject us to liability or interrupt the operation of our business.

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

* In the future, the failure of one or more of our customers could have a significant impact on our business.

Following the commercial launch of Kyprolis, a portion of the Company’s sales and trade accounts receivable will arise from its sales in the United States and will be primarily with a limited number of drug wholesalers and specialty distributors. As a result, the Company will be highly dependent on these customers. This concentration of credit risk could increase the risk of financial loss, should one or more of these companies fail. Although the Company will monitor the financial performance and creditworthiness of its customers and will monitor economic conditions along with associated impacts on the financial markets and its business, there can be no assurance that our efforts will prevent credit losses that could adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

2.1(1)†*	Agreement and Plan of Merger dated as of October 10, 2009 among the Company, Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.

2.2(2)†	Amendment No. 1 to Agreement and Plan of Merger dated as of January 27, 2011 between the Company and Shareholder Representative Services LLC.

3.1(3)	Restated Certificate of Incorporation of the Company.

3.2(4)	Amended and Restated Bylaws of the Company.

3.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.5(7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2(3)	Specimen Stock Certificate.

4.3(8)	Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.4(8)	First Supplemental Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.5(8)	Form of 4.00% Convertible Senior Note due 2016.

10.9(iv)+	Amendment No. 1 to Amended and Restated Executive Change in Control Severance Benefits Agreement between the Company and Kaye Foster-Cheek, dated as of July 26, 2012.

10.13(i)(9)+	2005 Equity Incentive Plan, as amended.

10.23+	Letter Agreement between the Company and John Osborn, effective as of May 23, 2012.

31.1(10)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(10)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(10)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.
*	Certain schedules related to identified agreements and persons have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
+	Management contract or compensatory plan.
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 13, 2009.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2011.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).
(4)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on December 5, 2008.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.
(7)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 27, 2011.
(8)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.
(9)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 22, 2012.
(10)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONYX PHARMACEUTICALS, INC.

Date: August 6, 2012	By:	/s/ N. Anthony Coles
N. Anthony Coles
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2012	By:	/s/ Matthew K. Fust
Matthew K. Fust
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1(1)†*	Agreement and Plan of Merger dated as of October 10, 2009 among the Company, Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.

2.2(2)†	Amendment No. 1 to Agreement and Plan of Merger dated as of January 27, 2011 between the Company and Shareholder Representative Services LLC.

3.1(3)	Restated Certificate of Incorporation of the Company.

3.2(4)	Amended and Restated Bylaws of the Company.

3.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.5(7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2(3)	Specimen Stock Certificate.

4.3(8)	Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.4(8)	First Supplemental Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.5(8)	Form of 4.00% Convertible Senior Note due 2016.

10.9(iv)+	Amendment No. 1 to Amended and Restated Executive Change in Control Severance Benefits Agreement between the Company and Kaye Foster-Cheek, dated as of July 26, 2012.

10.13(i)(9)+	2005 Equity Incentive Plan, as amended.

10.23+	Letter Agreement between the Company and John Osborn, effective as of May 23, 2012.

31.1(10)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(10)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(10)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101***	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission.
*	Certain schedules related to identified agreements and persons have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
+	Management contract or compensatory plan.
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 13, 2009.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2011.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 5, 2008.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.
(7)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 27, 2011
(8)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.
(9)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 22, 2012.
(10)	This certification “accompanies” the Quarterly Report on Form 10-Q to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Onyx Pharmaceuticals, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Quarterly Report on Form 10-Q), irrespective of any general incorporation language contained in such filing.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.