Form 10-Q
period 2012-09-30
ONYX PHARMACEUTICALS INC
filed 2012-11-02
CIK 1012140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of outstanding shares of the registrant’s common stock, $0.001 par value was 67,151,719 as of October 31, 2012.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)	(Note 1)
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$229,252	$171,552
Marketable securities, current	325,540	474,791
Accounts receivable, net	25,448	—
Inventory	4,274	—
Receivable from collaboration partners	54,069	57,941
Prepaid expenses and other current assets	34,625	27,565
Total current assets	673,208	731,849
Marketable securities, non-current	18,239	22,102
Property and equipment, net	48,673	19,734
Intangible assets, net	434,690	438,800
Goodwill	193,675	193,675
Other assets	7,878	5,564
Total assets	$1,376,363	$1,411,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$37,072	$31,228
Accrued clinical trials and related expenses	49,747	39,574
Accrued compensation	21,352	15,639
Deferred revenue	5,129	—
Liability for contingent consideration, current	—	22,174
Lease termination exit costs, current	—	3,177
Other current liabilities	1,475	—
Total current liabilities	114,775	111,792

Convertible senior notes due 2016	171,395	162,893
Liability for contingent consideration, non-current	146,225	137,816
Deferred tax liability	64,023	149,413
Other liabilities	49,302	26,397

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 66,878,939 and 63,928,082 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	67	64
Additional paid-in capital	1,440,013	1,289,080
Receivable from stock option exercises	(1,119)	(434)
Accumulated other comprehensive loss	(166)	(2,011)
Accumulated deficit	(608,152)	(463,286)
Total stockholders’ equity	830,643	823,413
Total liabilities and stockholders’ equity	$1,376,363	$1,411,724

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)

Revenue:
Revenue from collaboration agreement	$70,744	$75,041	$215,479	$210,142
Product revenue	18,636	—	18,636	—
Royalty revenue	131	—	131	—
Total revenue	89,511	75,041	234,246	210,142

Operating expenses:
Cost of goods sold (excludes amortization of certain acquired intangible assets)	496	—	496	—
Research and development	85,667	58,532	242,683	184,071
Selling, general and administrative	61,747	42,642	149,598	115,349
Contingent consideration	9,843	5,945	66,235	23,195
Lease termination exit costs	—	130	—	10,857
Intangible asset amortization	4,110	—	4,110	—
Total operating expenses	161,863	107,249	463,122	333,472

Loss from operations	(72,352)	(32,208)	(228,876)	(123,330)
Investment income, net	625	435	2,002	1,728
Interest expense	(5,456)	(5,112)	(16,126)	(15,155)
Other income (expense)	(1,194)	25	2,365	(3,776)
Loss before provision (benefit) for income taxes	(78,377)	(36,860)	(240,635)	(140,533)
Provision (benefit) for income taxes	(95,773)	—	(95,769)	32
Net income (loss)	$17,396	$(36,860)	$(144,866)	$(140,565)

Basic net income (loss) per share	$0.26	$(0.58)	$(2.25)	$(2.22)
Diluted net income (loss) per share	$0.25	$(0.58)	$(2.25)	$(2.22)

Shares used in computing basic net income (loss) per share	65,831	63,555	64,362	63,328
Shares used in computing diluted net income (loss) per share	68,463	63,555	64,362	63,328

See Accompanying Notes

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net Income (Loss)	$17,396	$(36,860)	$(144,866)	$(140,565)
Other comprehensive income, net of tax
Unrealized gains on available for sale securities, net	447	458	1,846	198
Unrealized gains (losses) on cash flow hedges, net	—	(64)	—	(61)
Comprehensive Income (Loss)	$17,843	$(36,466)	$(143,020)	$(140,428)

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(144,866)	$(140,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash tax benefit	(95,776)	—
Depreciation	3,718	4,395
Stock-based compensation	27,965	22,938
Amortization of convertible senior notes discount and debt issuance costs	8,502	7,587
Amortization of certain acquired intangible assets	4,110	—
Changes in fair value of liability for contingent consideration	66,235	23,195
Property and equipment write-off	—	732
Impairment of equity investment	500	3,000
Accretion of lease exit costs liability	—	130
Realized gains on sales of current marketable securities	—	(55)
Changes in operating assets and liabilities:
Accounts receivable	(25,448)	—
Receivable from collaboration partners	3,872	(6,237)
Inventory	(4,274)	—
Prepaid expenses and other current assets	3,326	92
Other assets	(2,314)	13,683
Accounts payable and accrued liabilities	5,790	(625)
Accrued clinical trials and related expenses	10,173	4,998
Accrued compensation	5,713	1,640
Deferred revenue	5,129	—
Lease termination exit costs liability	(3,177)	11,813
Other current liabilities	1,475	—
Escrow liability	—	(31,634)
Other liabilities	(139)	5,507
Net cash used in operating activities	(129,486)	(79,406)

Cash flows from investing activities:
Purchases of marketable securities	(166,854)	(298,546)
Sales of marketable securities	133,679	122,754
Maturities of marketable securities	187,634	216,815
Transfers from restricted cash	—	31,910
Payment for liability for contingent consideration	(17,011)	—
Capital expenditures	(9,613)	(13,955)
Net cash provided by investing activities	127,835	58,978

Cash flows from financing activities:
Repurchases of restricted stock awards	(124)	(180)
Net proceeds from issuances of common stock	59,475	13,635
Net cash provided by financing activities	59,351	13,455

Net increase (decrease) in cash and cash equivalents	57,700	(6,973)
Cash and cash equivalents at beginning of period	171,552	226,340
Cash and cash equivalents at end of period	$229,252	$219,367

Supplemental cash flow data
Cash paid during the period for income taxes	$155	$—
Cash paid during the period for interest	$9,200	$9,200
Equity issued in lieu of cash payment of contingent consideration liability	$63,000	$—
Construction asset in-progress and related liability	$21,936	$—

See accompanying notes.

ONYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited financial statements furnished herein include all adjustments necessary for a fair presentation of Onyx Pharmaceuticals, Inc.’s (“Onyx” or the “Company”) financial position at September 30, 2012, the results of its operations for the three months and nine months ended September 30, 2012 and 2011, and cash flows for the nine months ended September 30, 2012 and 2011. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain prior period amounts have been reclassified to conform to current year presentations. There was no effect on net income (loss) or equity related to these reclassifications.

Significant Accounting Policies

As of September 30, 2012, there have been no material changes to the Company’s significant accounting policies, compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Thus, actual results could differ from those estimates. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other future operating periods.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

The Company operates in one segment — the discovery and development of novel cancer therapies.

Revenue Recognition — Product Revenue

Revenue is recognized when the related costs are incurred and the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectability of those fees. Where the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria under the provision are met. The Company sells Kyprolis through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Health care providers order Kyprolis through these distributors. During the initial launch period, we defer the recognition of revenue until the product is sold to the health care providers, the end customers, due to the inherent uncertainties in estimating normal channel inventory at the distributors, and during which period we also provide extended payment terms to the distributors. As of September 30, 2012, the Company had a deferred revenue balance of $5.1 million related to Kyprolis and recorded this amount as a liability in our Condensed Consolidated Balance Sheet.

Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

	Chargebacks, Rebates and Other	Distribution Fees and Returns	Total
	(In thousands)

Balance as of June 30, 2012	$—	$—	$—
Provision related to current period sales	2,785	986	3,771
Credits/ Payments	(728)	(74)	(802)
Balance as of September 30, 2012	$2,057	$912	$2,969

Chargebacks, Government Rebates and Other Deductions: The Company estimates reductions to product sales for qualifying federal and state government programs including discounted pricing offered to Public Health Services, or PHS, as well as government-managed Medicaid programs. The Company’s reserve for PHS is based on actual chargebacks that distributors have claimed for reduced pricing offered to the health care providers. The Company’s reserve for Medicaid is based upon statutorily-defined discounts, estimated payer mix, expected sales to qualified healthcare providers, and our expectation about future utilization. The Company also provided financial assistance to qualifying patients that are underinsured, or cannot cover the cost of commercial coinsurance amounts, through its patient assistance program, Onyx 360. Onyx 360 is available to patients in the U.S. and its territories who meet various financial need criteria. Government rebates that are invoiced directly to us are recorded in accrued liabilities on our Condensed Consolidated Balance Sheet. For qualified programs that can purchase our products through distributors at a lower contractual government price, the distributors charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as allowances against accounts receivable on our Condensed Consolidated Balance Sheet.

Distribution Fees and Product Returns: The Company has written contracts with its customers that include terms for distribution-related fees. The Company records distribution fees due to its customers based on the number of units sold to health care providers. Consistent with industry practice, the Company offers its customers a limited right to return product purchased directly from the Company, which is principally based upon the product’s expiration date. The Company will accept returns for expired product during the three months prior to and after the product expiration date, on product that had been sold to the health care providers. Product returned is generally not resalable given the nature of the Company’s products and method of administration. The Company has developed estimates for Kyprolis product returns based upon historical industry information regarding product return rates of comparable products, including Nexavar, our other oncology product; inventory levels in the distribution channel; and other relevant factors. To date, actual Kyprolis product returns have been negligible.

Inventories, net

Inventories are stated at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between cost and market value. These reserves are determined based on estimates.

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

Manufacturing costs include costs associated with third-party contractors for validation and commercial batch production, process technology transfer, quality control and stability testing, raw material purchases, overhead expenses and facilities costs. We previously recorded these manufacturing-related expenses as research and development as incurred because these costs did not meet the definition of an inventory asset, as future use could not be determined based upon the uncertainty of whether Kyprolis would be approved for marketing in the United States by the U.S. Food and Drug Administration (FDA). On July 20, 2012, the FDA approved Kyprolis for marketing in the United States. Therefore, we are now capitalizing certain manufacturing costs as an inventory asset that would previously have been expensed as research and development costs, in cases where the manufacturing costs meet the definition of an inventory asset.

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

Intangible Assets — Finite lived

Finite-lived intangible assets consist of acquired IPR&D related to Kyprolis in the Unites States with a cost of $267.3 million, which is being amortized over their estimated useful life of 13 years, using the straight-line method, following the FDA approval of Kyprolis for marketing in the United States. At September 30, 2012, the accumulated amortization was $4.1 million. The Company reviews this finite-lived intangible asset for impairment when facts or circumstances indicate a reduction in the fair value below their carrying amount.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable.

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

Note 2. Revenue from Collaboration Agreement

Collaboration Agreement with Bayer

Revenue from collaboration agreement consists of the Company’s share of the pre-tax commercial profit generated from its collaboration with Bayer HealthCare Pharmaceuticals, Inc., or Bayer; reimbursement of the Company’s shared marketing costs related to Nexavar; and royalty revenue. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. The Company records revenue from collaboration agreement on a quarterly basis. Revenue from collaboration agreement is derived by calculating net sales of Nexavar to third-party customers and deducting the cost of goods sold, distribution costs, marketing costs (including, without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses and Bayer marketing services expenses), Phase 4 clinical trial costs and allocable overhead costs. Reimbursement by Bayer of the Company’s shared marketing costs related to Nexavar and royalty revenue is also included in the “Revenue from collaboration agreement” line item.

Nexavar is currently marketed and sold in more than 100 countries around the world for the treatment of unresectable liver cancer and advanced kidney cancer. Outside of the United States, excluding Japan, Bayer incurs all of the sales and marketing expenditures, and the Company reimburses Bayer for half of those expenditures. In addition, for sales generated outside of the United States, excluding Japan, the Company reimburses Bayer a fixed percentage of sales for their marketing infrastructure. Research and development expenditures on a worldwide basis, excluding Japan, are equally shared by both companies regardless of whether the Company or Bayer incurs the expense. In Japan, Bayer is responsible for all development and marketing costs, and through December 31, 2011 the Company received a royalty on net sales of Nexavar. Bayer has no obligation to pay royalties to the Company for sales of Nexavar in Japan for any period after December 31, 2011.

The Company’s collaboration agreement with Bayer will terminate when patents expire that were issued in connection with product candidates discovered under the agreement, or at the time when neither we nor Bayer are entitled to profit sharing under the agreement, whichever is latest. The Company’s co-promotion agreement with Bayer will terminate upon the earlier of the termination of the Company’s collaboration agreement with Bayer or the date products subject to the co-promotion agreement are no longer sold by either party in the United States due to a permanent product withdrawal or recall or a voluntary decision by the parties to abandon the co-promotion of such products in the United States. Either party may also terminate the co-promotion agreement upon failure to cure a material breach of the agreement within a specified cure period. The Company’s agreement regarding regorafenib will terminate on a country-by-country basis when we are no longer entitled to receive royalties in a particular country. Refer to Note 4 “Royalty Revenue from Stivarga” for further details.

Revenue from collaboration agreement was $70.7 million and $215.5 million for the three months and nine months ended September 30, 2012, compared to $75.0 million and $210.1 million for the three months and nine months ended September 30, 2011, calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Onyx’s share of collaboration commercial profit	$66,410	$65,725	$199,015	$183,840
Reimbursement of Onyx’s shared marketing expenses	4,334	6,400	16,465	17,691
Royalty revenue	—	2,916	—	8,611
Revenue from collaboration agreement	$70,744	$75,041	$215,480	$210,142

Note 3. Product Revenue

Kyprolis

Kyprolis is currently marketed in the United States for the treatment of patients with multiple myeloma who have received at least two prior therapies including bortezomib and an immunomodulatory agent (IMiD), and have demonstrated disease progression on or within 60 days of completion of the last therapy.

Product revenue consists of revenue recorded on the sale of Kyprolis which was launched during the third quarter of 2012. The Company records revenue on the sale of Kyprolis once its distributors sell the product to the end customers. Product revenue is derived by calculating the net sales of Kyprolis by its distributors to the end customers and deducting the estimated government rebates, chargebacks, returns reserve and distribution costs.

Product revenue was $18.6 million for the three months and nine months ended September 30, 2012, compared to no product revenue for the three months and nine months ended September 30, 2011, calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Product revenue, gross	$22,407	$—	$22,407	$—
Government rebates, chargebacks and other	(2,785)	—	(2,785)	—
Returns reserve and Distribution fees	(986)	—	(986)	—
Product revenue, net	$18,636	$—	$18,636	$—

Note 4. Royalty Revenue from Stivarga

On September 27, 2012, we announced that Bayer HealthCare received accelerated approval in the United States for Stivarga® (regorafenib) tablets, an oral multikinase inhibitor, indicated for the treatment of metastatic colorectal cancer, in patients whose disease has progressed despite prior treatment (including fluoropyrimidine-, oxaliplatin-, and irinotecan-based chemotherapy, an anti-VEGF therapy, and, if KRAS wild type, an anti-EGFR therapy); and Bayer also submitted a Supplemental New Drug Application, or sNDA, for regorabenib for the treatment of gastrointestinal stromal tumors, or GIST, in patients whose disease has progressed despite prior treatment. Onyx is co-promoting Stivarga in the United States with Bayer. Onyx is entitled to receive a twenty percent royalty on global net sales of Stivarga in oncology.

Note 5. Liability for Contingent Consideration

In November 2009, we acquired Proteolix, Inc., or Proteolix, a privately-held biopharmaceutical company located in South San Francisco, California under the terms of an Agreement and Plan of Merger, or Merger Agreement. Proteolix focused primarily on the discovery and development of novel therapies that target the proteasome for the treatment of hematological malignancies, solid tumors and autoimmune disorders. This acquisition, which included Kyprolis, has provided us with an opportunity to expand into the hematological malignancies market. Under the terms of the Merger Agreement, the aggregate cash consideration paid to former Proteolix stockholders at closing was $276.0 million and an additional $40.0 million earn-out payment was made in April 2010. In January 2011, the Company entered into Amendment No. 1 to the Merger Agreement which required us to make a milestone payment of $80 million, based on Kyprolis’ accelerated marketing approval in the United States for relapsed/refractory multiple myeloma, which was achieved on July 20, 2012. Approximately $63.0 million of the milestone was paid in the form of Onyx common stock, and $17.0 million was paid in cash.

In addition, under the Merger Agreement, we may be required to pay up to an additional $365.0 million in up to three earn-out payments upon the achievement of certain regulatory approvals for Kyprolis in the U.S. and Europe within pre-specified timeframes, as follows:

•                  $65.0 million would be triggered by specified marketing approval on or before December 31, 2013 in the European Union for relapsed/refractory multiple myeloma;

•                  $150.0 million would be triggered by specified marketing approval on or before March 31, 2016 in the United States for relapsed multiple myeloma; and

•                  $150.0 million would be triggered by specified marketing approval on or before March 31, 2016 in the European Union for relapsed multiple myeloma.

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

The range of the undiscounted amounts we could be required to pay for the remaining earn-out payments is between zero and $365.0 million. We determined the fair value of the non-current liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. These inputs include the probability of technical and regulatory success (“PTRS”) for unapproved product candidates considering their stages of development.

We recorded a liability for this contingent consideration related to the three earn-out payments with a fair value of $146.2 million at September 30, 2012 based upon a discounted cash flow model that uses significant estimates and assumptions, including the probability of technical and regulatory success (“PTRS”) of the product candidate. Contingent consideration (benefit)/expense is recorded for the change in the fair value of the recognized amount of the liability for contingent consideration. Any further changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Consolidated Statements of Operations.

During the three months and nine months ended September 30, 2012, the Company recorded a contingent consideration expense of $9.8 million and $66.2 million, respectively, compared to $5.9 million and $23.2 million for the same periods in the prior year. For the three months and nine months ended September 30, 2012, the decrease in the fair value of the contingent consideration liability is primarily a result of the $80 million milestone payment triggered by regulatory approval of Kyprolis offset by changes made to the PTRS following the June 20, 2012 vote by the FDA Oncology Drug Advisory Committee (CDAC) in favor of the approval of Kyprolis.

Note 6. Derivative Instruments

The Company has established a foreign currency hedging program to mitigate the foreign exchange risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. Dollar denominated currencies and reduce volatility in the Company’s cash flow and earnings. The Company hedges a certain portion of anticipated Nexavar-related cash flows owed to the Company with foreign currency and option contracts, typically no more than one year into the future. The underlying exposures, both revenue and expenses, in the Nexavar program are denominated in currencies other than the U.S. Dollar, primarily the Euro. For purposes of calculating the cash flows due to or due from the Company each quarter, the foreign currencies are converted into U.S. dollars based on average exchange rates for the reporting period. The Company does not enter into derivative financial contracts for speculative purposes. As of September 30, 2012 and 2011, foreign currency derivative contracts that were not settled are recorded at fair value on the Condensed Balance Sheet.

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

At September 30, 2012, the fair value carrying amount of the Company’s derivative instruments were recorded as follows:

	Asset Derivatives September 30, 2012		Liability Derivatives September 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)

Derivatives not designated as hedges:

Foreign currency option contracts	Other current assets	$31	Accrued liabilities	$—

Total derivatives not designated as hedges		31		—

Total derivatives		$31		$—

The effect of derivative instruments on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 were as follows:

	Foreign Currency Options Contracts Three Months Ended September 30, 2012	Foreign Currency Options Contracts Nine Months Ended September 30, 2012
	(In thousands)	(In thousands)
Derivatives not designated as hedges:
Net (gain) loss recognized in net loss (1)	$108	$417

(1)                   Classified in “Other income (expense)” on the Condensed Consolidated Statement of Operations

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

The Company’s fair value hierarchies for its financial assets and liabilities (cash equivalents, current and non-current marketable securities, derivative instruments, convertible senior notes and current and non-current liabilities for contingent consideration), which require fair value measurement on a recurring basis are as follows:

	As of September 30, 2012
	(In thousands)
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$42,316	$42,316	$—	$—	$42,316
Corporate and financial institutions debt	252,351	—	252,351	—	252,351
Auction rate securities	18,239	—	—	18,239	18,239
U.S. government agencies	100,503	—	100,503	—	100,503
U.S. treasury bills	29,284	29,284	—	—	29,284
Foreign currency option contracts not designated as hedges	31	—	31	—	31
Total	$442,724	$71,600	$352,885	$18,239	$442,724

Liabilities:
Liability for contingent consideration, current and non-current	$146,279	$—	$—	$146,279	$146,279
Convertible senior notes due 2016 (face value $230,000)	171,395	—	517,017	—	517,017
Total	$317,674	$—	$517,017	$146,279	$663,296

	As of December 31, 2011
	(In thousands)
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$30,800	$30,800	$—	$—	$30,800
Corporate and financial institutions debt	303,799	—	303,799	—	303,799
Auction rate securities	22,102	—	—	22,102	22,102
U.S. government agencies	147,445	—	147,445	—	147,445
U.S. treasury bills	40,328	40,328	—	—	40,328
Municipal bonds	14,420	—	14,420	—	14,420
Foreign currency option contracts not designated as hedges	466	—	466	—	466
Total	$559,360	$71,128	$466,130	$22,102	$559,360

Liabilities:
Liability for contingent consideration, current and non-current	$159,990	$—	$—	$159,990	$159,990
Convertible senior notes due 2016 (face value $230,000)	162,893	—	303,255	—	303,255
Total	$322,883	$—	$303,255	$159,990	$463,245

Marketable Securities

Level 2 assets consist of debt securities issued by corporate and financial institutions and U.S. government and municipal agencies. The fair value of these securities is estimated using a weighted average price based on market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources.

Level 3 assets include securities with an auction reset feature (“auction rate securities”), which are classified as available-for-sale securities and reflected at estimated fair value. In February 2008, auctions began to fail for these securities and each auction for the majority of these securities since then has failed. As of September 30, 2012, the fair value of each of these securities is estimated utilizing a discounted cash flow analysis that considers interest rates, the timing and amount of cash flows, credit and liquidity premiums, and the expected holding periods of these securities. The unobservable inputs for these securities are the illiquidity premium and expected holding period. The discount rates used in the cash flow analysis that includes the illiquidity premium was 1.25%. An increase or decrease of 1% in the discount rate would have a $0.9 million change in the auction rate securities valuation. The expected holding period was 5.25 years. An increase or decrease of 1 year in the expected holding period would have a $0.1 million change in the auction rate securities valuation. The following table provides a summary of changes in fair value of the auction rate securities:

	Auction Rate Securities
	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Fair value at beginning of period	$22,102	$28,555
Redemptions	(5,000)	(5,850)
Transfer to Level 2	—	—
Change in valuation	1,137	136
Fair value at end of period	$18,239	$22,841

As of September 30, 2012, as a result of the decline in fair value of the Company’s auction rate securities, which the Company believes is temporary and attributes to liquidity rather than credit issues, the Company has recorded an unrealized loss of $0.7 million included in the accumulated other comprehensive income, or OCI, line of stockholders’ equity. All of the auction rate securities held by the Company as of September 30, 2012 consist of securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Any future fluctuation in fair value related to the auction rate securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any decline in fair value is other than temporary, it will record a charge to earnings as appropriate. The Company does not intend to sell these securities and management believes it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost bases. The securities sold during the nine month ended September 30, 2012 were all redeemed at par.

Foreign Currency Option Contracts

Level 2 assets and liabilities include foreign currency option contracts, which are reflected at fair value. The Company has established a foreign currency hedging program to manage the economic risk of its exposure to fluctuations in foreign currency exchange rates from the Nexavar program. Refer to Derivative Instruments in Note 6 for further information.

Liability for Contingent Consideration

Level 3 liabilities include the acquisition-related liability for contingent consideration the Company recorded representing the amounts payable to former Proteolix stockholders upon the achievement of specified regulatory approvals for Kyprolis in the U.S. and Europe within pre-specified timeframes. The range of the undiscounted amounts we could be required to pay for the remaining earn-out payments is between zero and $365.0 million. The fair value of this Level 3 liability is estimated using a probability-weighted discounted cash flow analysis and a discount rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Subsequent changes in the fair value of this liability are recorded to the “Contingent consideration” expense line item in the Condensed Consolidated Statements of Operations under operating expenses. The unobservable input for this liability is the probability of occurrence by the contractual milestone dates primarily based on PTRS. The range in PTRS is consistent with industry standards of other oncology compounds. A 1% change in the probability of occurrence of each milestone would have a $2.3 million change in the contingent considerations liability. During the three and nine months ended September 30, 2012, the Company recorded contingent consideration expense of $9.8 million and $66.2 million compared to $5.9 million and $23.2 million for the same periods last year. The change was primarily associated with the change in the probability of occurrence, a significant input in the discounted cash flow analysis used to calculate the fair value of the liability and also the passage of time. Refer to Liability for Contingent Consideration in Note 5 for further details.

The following table provides a summary of the changes in the fair value of the current and non-current liability for contingent consideration:

	Liability for Contingent Consideration
	Nine Months Ended Sept 30,
	2012	2011
	(In thousands)
Fair value at beginning of period	$159,990	$253,458
Payments	(80,000)	—
Change in valuation	66,235	23,195
Fair value at end of period	$146,225	$276,653

Transfers of these liabilities between Levels are recognized when the Company becomes aware of changes in the circumstances causing the transfer. Refer to Liability for Contingent Consideration in Note 5 for further details.

Convertible Senior Notes due 2016

Level 2 liabilities consist of the Company’s convertible senior notes due 2016. The fair value of these convertible senior notes is estimated by computing the fair value of a similar liability without the conversion option. Refer to Convertible Senior Notes due 2016 in Note 10 for further details on the fair value. In accordance with ASC 825-10, Financial Instruments, the estimated market value of the Company’s convertible senior notes as of September 30, 2012 was $517.0 million. The Company’s convertible senior notes are not marked-to-market and are shown at their original issuance value net of the amortized discount and the portion of the value allocated to the conversion option is included in stockholders’ equity in the accompanying unaudited Condensed Consolidated Balance Sheet September 30, 2012.

Note 8. Marketable Securities

Marketable securities consist of securities that are classified as “available for sale” and “trading securities.” Available for sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings is determined using specific identification. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income. The weighted-average maturity of the Company’s current marketable securities as of September 30, 2012 was approximately nine months. Investments that are purchased and held principally for the purpose of selling them in the near-term are classified as trading securities and marked to fair value through earnings.

Available-for-sale marketable securities consisted of the following:

	September 30, 2012
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Agency bond investments:
Current	$129,711	$75	$—	129,786
Total agency bond investments	129,711	75	—	129,786
Corporate debt investments:
Current	251,956	406	(11)	252,351
Non-current	18,875	—	(636)	18,239
Total corporate investments	270,831	406	(647)	270,590
Total available-for-sale marketable securities	400,542	481	(647)	400,376

	December 31, 2011
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Agency bond investments:
Current	$187,709	$70	$(7)	187,772
Total agency bond investments	187,709	70	(7)	187,772
Corporate debt investments:
Current	315,522	128	(430)	315,220
Non-current	23,875	—	(1,773)	22,102
Total corporate investments	339,397	128	(2,203)	337,322
Total available-for-sale marketable securities	527,106	198	(2,210)	525,094

Estimated fair value was determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at September 30, 2012 is comprised solely of AAA rated investments in federally insured student loans and municipal and educational authority bonds. The estimated fair value of auction rate securities was based on a discounted cash flow model and classified as non-current marketable securities on the accompanying unaudited Condensed Consolidated Balance Sheet. The Company recorded a $0.7 million unrealized loss through accumulated other comprehensive income or loss instead of earnings because the Company has deemed the impairment of these securities to be temporary.

In June 2012 the Company received cash and equity securities from S*Bio. Refer to Agreement with S*Bio Pte Ltd. in Note 16 for further information. The equity securities were sold during the three months ended September 30, 2012. Loss on sale of trading securities totaled $0.4 million and $1.9 million for the three and nine months ended September 30, 2012, respectively and were included in other income and expense.

Note 9—Inventories

Inventories at September 30, 2012 and December 31, 2011 are summarized below:

	September 30, 2012	December 31, 2011
	(In thousands)
Raw materials	$4,000	$—
Work-in-process	55	—
Finished goods	219	—
Total	$4,274	$—

Inventories are stated at the lower of cost or market. Cost is determined by the actual cost method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between the cost and market value. These reserves are based on estimates. The aggregate inventory valuation reserve was zero at September 30, 2012.

Note 10. Convertible Senior Notes due 2016

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

Under certain circumstances and during certain periods, the 2016 Notes may be convertible, at an initial conversion rate of 25.2207 shares of common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $39.65 per share of common stock. The conversion rate is subject to adjustment in certain circumstances. Upon conversion of a 2016 Note, the Company will deliver, at its election, shares of common stock, cash or a combination of cash and shares of common stock.

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

The following is a summary of the principal amount of the liability component of the 2016 Notes, its unamortized discount and its net carrying amount as of September 30, 2012:

September 30, 2012
(In thousands)
Carrying amount of the equity component	$89,468
Net carrying amount of the liability component	$81,927
Unamortized discount of the liability component	$58,605

The effective interest rate used in determining the liability component of the 2016 Notes was 12.5%. The application of ASC 470-20 resulted in an initial recognition of $89.5 million as the debt discount with a corresponding increase to paid-in capital, the equity component, for the 2016 Notes. The debt discount and debt issuance costs are amortized as interest expense through August 2016. For the three months and nine months ended September 30, 2012, the interest expense was $2.3 million and $6.9 million, respectively, relating to the 4.0% stated coupon rate compared to $2.3 million and $6.9 million for the three and nine months ended September 30, 2011, respectively. The non-cash interest expense relating to the amortization of the debt discount for the three months and nine months ended September 30, 2012 was $2.9 million and $8.5 million, respectively, compared to $2.6 million and $7.6 million for the three months and nine months ended September 30, 2011. The estimated fair value of the Company’s senior notes as of September 30, 2012 was $517.0 million.

As a result of the Company stock price meeting certain criteria during the quarter ending September 30, 2012, the 2016 Notes are convertible for the period of October 1, 2012 to December 31, 2012.

Note 11. Commitments and Contingencies

Commitments

On August 29, 2012, we entered into a contract manufacturing agreement, covering the commercial production of the active ingredient used in the manufacture of Kyprolis. On June 25, 2012, we entered into a contract manufacturing agreement, to manufacture the bulk drug substance of Kyprolis for the use in the manufacture of Kyprolis. On July 3, 2012, we entered into a contract manufacturing and supply agreement, to produce commercial quantities of the Kyprolis drug product. Minimum contractual payments to be made by the Company under its license and contract manufacturing agreements are expected to aggregate to approximately $5.3 million in 2012 and $4.3 million in 2013.

In April 2011, we moved our company headquarters to 249 East Grand Avenue, South San Francisco, California from Emeryville, California. In November 2011, the Company entered into an arrangement to lease up to an additional 171,000 square feet in a building to be constructed adjacent to our corporate headquarters in South San Francisco, California and this lease is expected to expire in approximately 2024. For accounting purposes, due to the nature of our involvement with the construction of the buildings subject to the lease agreement, we are considered to be the owner of the assets during the construction period through the lease commencement date, even though the lessor is responsible for funding and constructing the building shell and some infrastructure costs. Through September 30, 2012, we have capitalized $21.9 million of construction costs in property, plant and equipment, and have also recognized a corresponding amount in long-term debt in the accompanying consolidated balance sheets. We expect at the time of completion of the project, if all the buildings and infrastructure were completed by the lessor, our construction asset and related obligation will be in excess of $45.0 million, excluding costs related to leasehold improvements. In April 2012 we entered into a short term operating lease for an additional 20,000 square feet of office space in South San Francisco, California, to accommodate the expansion of the Company, until the expansion of the headquarters is complete. The lease expires on May 31, 2013. Rent expense for the three months and nine months ended September 30, 2012 was $1.3 million and $3.5 million, respectively compared to $0.8 million and $3.6 million for the three months and nine months ended September 30, 2011. We received no sublease income during these periods.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 12. Stock-Based Compensation

The Company accounts for stock-based compensation to consultants, employees and directors by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period. Total employee stock-based compensation expenses were $8.8 million and $26.5 million for the three months and nine months ended September 30, 2012, respectively, compared to $8.7 million and $22.4 million for the three months and nine months ended September 30, 2011, respectively.

Note 13. Income Taxes

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

The Company recorded an income tax benefit of $95.8 million for the three and nine months ended September 30, 2012, primarily related to a release of a portion of the valuation allowance in connection with the approval for Kyprolis. For the three months ended September 30, 2011, there was no provision (benefit) for federal, state and foreign income taxes.  For the nine months ended September 30, 2011, the Company recorded an income tax expense of $32,000 primarily related to state income taxes.

In 2009, the Company had established a deferred tax liability for the In-Process Research and Development costs (“IPR&D”) as part of the business combination accounting for Proteolix, Inc.  Because the IPR&D was considered to have an indefinite life, the deferred tax liability could not offset the Company’s deferred tax assets.

The Company received approval for Kyprolis by the FDA on July 20, 2012 in the U.S.   Accordingly, management reassessed the IPR&D associated with the Proteolix, Inc. acquisition and started amortizing the U.S. portion of the Kyprolis IPR&D in the amount of $267.3 million.    As a result of the approval and related change in assessment during Q3, the deferred tax liability related to the US IPR&D can now be used to offset the Company’s deferred tax assets. Accordingly, the

Company recorded a non-cash tax benefit of $95.8 million to recognize the change in valuation allowance required by the change in assessment.

There were no changes to the Company’s unrecognized tax benefits for the three and nine months ended September 30, 2012. As of September 30, 2012, the total unrecognized tax benefit was $11.9 million. The Company is in the process of completing an analysis of its tax credit carryforwards. Any uncertain tax positions identified in the course of this analysis will not impact the consolidated financial statements if the Company continues to maintain a full valuation allowance on its deferred tax assets. The Company does not expect to have any significant changes to unrecognized tax benefits over the next twelve months other than a potential adjustment resulting from our tax credit analysis mentioned above. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded for both the three and nine months ended September 30, 2012.

The tax years from 1993 and forward remain open to examination by the federal and state taxing authorities due to net operating loss and credit carryforwards. The Company is currently under examination by the California Franchise Tax Board.  The Company is not under examination by the Internal Revenue Service or taxing authorities other than the California Franchise Tax Board.

Note 14. Net Income (Loss) per Share

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

Dilutive potential common shares for dilutive convertible senior notes are calculated based on the “if-converted” method. Under the “if-converted” method, when computing the dilutive effect of convertible senior notes, the numerator is adjusted to add back the amount of interest and debt issuance costs recognized in the period and the denominator is adjusted to add the amount of shares that would be issued if the entire obligation is settled in shares. As of September 30, 2012, the Company’s outstanding indebtedness consisted of its 4.0% convertible senior notes due 2016.

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

The computations for basic and diluted net income (loss) per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Numerator:
Net income (loss) - basic	$17,396	$(36,860)	$(144,866)	$(140,565)
Add: interest and issuance costs related to convertible senior notes	—	—	—	—
Net income (loss) - diluted	$17,396	$(36,860)	$(144,866)	$(140,565)

Denominator:
Weighted average common shares outstanding - basic	65,831	63,555	64,362	63,328
Dilutive effect of convertible senior notes	—	—	—	—
Dilutive effect of stock options	2,632	—	—	—
Weighted-average common shares outstanding and dilutive potential common shares - diluted	68,463	63,555	64,362	63,328

Net income (loss) per share:
Basic	$0.26	$(0.58)	$(2.25)	$(2.22)
Diluted	$0.25	$(0.58)	$(2.25)	$(2.22)

Under the “if-converted” method, 5.8 million potential common shares relating to the 2016 Notes were not included in diluted net income (loss) per share for the three months and nine months ended September 30, 2012 because their effect would be anti-dilutive. Diluted net income (loss) per share does not include the effect of 0.4 million and 2.6 million stock-based awards that were outstanding during the three months and nine months ended September 30, 2012, respectively and 4.1 million and 3.6 million stock-based awards that were outstanding during the three months and nine months ended September 30, 2011, respectively, because their effect would have been anti-dilutive.

Note 15. Accumulative Other Comprehensive Loss

The components of accumulated other comprehensive losses were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)	(In thousands)
Net unrealized gain (loss) on available-for-sale securities	$(166)	$(2,011)

Accumulated Other Comprehensive Income (Loss)	$(166)	$(2,011)

Note 16. Agreement with S*Bio Pte Ltd.

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

S*BIO qualifies as a variable interest entity, or VIE. However, the Company does not have the power to direct the activities that most significantly impact the performance of S*BIO. Therefore, the Company is not considered the primary beneficiary and consolidation is not required. The Company wrote off its remaining equity investment in S*BIO to zero during September 2012.

In June 2012, the Company received $6.0 million in cash and equity from S*BIO as a result of the license of the Janus Associated Kinase 2 (JAK2) inhibitor. During the quarter ended September 30, 2012, the equity securities were redeemed for $1.1 million.

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

Overview

We are a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. By applying our expertise to develop and commercialize therapies designed to exploit the genetic and molecular differences between cancer cells and normal cells, we have built two franchise platforms — one in kinase inhibition and one in proteasome inhibition. In our kinase inhibitor franchise, our lead product, Nexavar® (sorafenib) tablets, is approved for unresectable liver cancer and advanced kidney cancer. With our development and marketing partner Bayer, we share equally in the profits and losses of Nexavar worldwide, except Japan. A second oral multikinase inhibitor, Stivarga® (regorafenib) tablets, a Bayer HealthCare Pharmaceuticals Inc., or Bayer, compound, is approved in the United States for the treatment of metastatic colorectal cancer; and Bayer also submitted a supplemental New Drug Application, or sNDA, in the United States, for regorabenib for the treatment of gastrointestinal stromal tumors, or GIST, in patients whose disease has progressed despite prior treatment. Onyx will receive a twenty percent royalty on potential future net sales of Stivarga globally.

In our proteasome inhibitor franchise, Kyprolis™ (carfilzomib) for Injection, is approved in the United States for the treatment of patients with multiple myeloma who have received at least two prior therapies including bortezomib and an immunomodulatory agent (IMiD), and have demonstrated disease progression on or within 60 days of completion of the last therapy. We are also developing two other novel proteasome inhibitors, including an oral proteasome inhibitor oprozomib (ONX 0912) and an immunoproteasome inhibitor (ONX 0914). In addition, we expect to continue to expand our development pipeline, with multiple clinical or preclinical stage product candidates.

Our Strategy

We plan to achieve our business strategy of transforming Onyx into a leading biopharmaceutical company in the oncology market by:

•                  establishing Kyprolis as a treatment for relapsed and refractory multiple myeloma;

•                  investing broadly in clinical testing to evaluate Kyprolis for additional lines of treatment for multiple myeloma;

•                  maximizing current opportunities worldwide for Kyprolis in approved indications;

•                  establishing Bayer’s Stivarga as a treatment for metastatic colorectal cancer and potentially for other indications;

•                  investing with our partner Bayer in a development program for Nexavar by pursuing other types of cancer including thyroid and breast cancer;

•                  preparing for future commercialization opportunities of Nexavar, Stivarga, Kyprolis and oprozomib; and

•                  continuing to expand our pipeline by advancing earlier stage therapies, as well as pursuing other opportunities using a disciplined financial approach.

Business Highlights

Proteasome Inhibitor Franchise

On July 20, 2012, we received accelerated approval of Kyprolis™ for injection, a proteasome inhibitor, indicated for the treatment of patients with multiple myeloma who have received at least two prior therapies including bortezomib and an immunomodulatory agent (IMiD), and have demonstrated disease progression on or within 60 days of completion of the last therapy. Approval was based on response rate. Clinical benefit, such as improvement in survival or symptoms, has not been verified. During the second quarter of 2012, we continued to invest in the pre-launch commercialization of Kyprolis in preparation for the commercial launch in the third quarter of 2012.

On July 2, 2012, we announced that we have begun enrollment in the ENDEAVOR trial, a Phase 3 trial evaluating Kyprolis in combination with dexamethasone, versus Velcade® (bortezomib) with dexamethasone, in patients with relapsed multiple myeloma.

Kinase Inhibitor Franchise

On September 27, 2012, we announced that Bayer HealthCare received accelerated approval in the United States of Stivarga® (regorafenib) tablets, the oral multikinase inhibitor, indicated for the treatment of metastatic colorectal cancer (mCRC) in patients whose disease has progressed despite prior treatment (including fluoropyrimidine-, oxaliplatin-, and irinotecan-based chemotherapy, an anti-VEGF therapy, and, if KRAS wild type, an anti-EGFR therapy). Bayer HealthCare has also submitted applications in Europe and Japan seeking marketing authorization for Stivarga for the treatment of patients with mCRC. The United States approval was based on improvement in overall survival and progression-free survival compared to placebo in patients with mCRC whose disease had progressed after approved standard therapies. Onyx co-promotes Stivarga in the United States with Bayer, and receives a twenty percent royalty on global net sales of Stivarga in oncology.

On August 30, 2012, Bayer announced the submission of a supplemental New Drug Application, or sNDA, to the U.S. Food and Drug Administration (FDA) for regorafenib for the treatment of metastatic unresectable gastrointestinal stromal tumors (GIST) in patients whose disease had progressed despite prior treatment. The submission is based on data from pivotal Phase 3 GRID (GIST — Regorafenib in Progressive Disease) trial, which showed that regorafenib plus best supportive care (BSC) significantly improved progression-free survival (PFS) compared to placebo plus BSC in patients with metastatic and/or unresectable GIST who were previously treated with imatinib and sunitinib. In October 2012, the U.S. FDA granted priority review to Bayer’s sNDA for regorafenib for the treatment of metastatic and/or unresectable gastrointestinal stromal tumors (GIST) in patients whose disease has progressed despite prior treatment.

During the third quarter of 2012, we continued to execute on our value-building strategy by increasing worldwide sales and improving commercial margin of Nexavar. In October 2011, we restructured our partnership with Bayer HealthCare for the global development and marketing of Nexavar and entered into a new agreement related to regorafenib. Under the terms of the agreements, regorafenib is a Bayer compound, and Bayer will have the final decision-making authority for global development and commercialization.

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

Financial Highlights

Our operating results for the three months and nine months ended September 30, 2012 included revenue from the Nexavar collaboration agreement, product revenue from the sale of Kyprolis in the United States and royalty revenue from the sale of Stivarga by Bayer.  KyprolisTM (carfilzomib) net sales were $18.6 million for the third quarter of 2012, representing orders placed and received by end customers clinics and hospitals post approval. The FDA granted accelerated approval of Kyprolis on July 20, 2012. Revenue from the collaboration agreement was $70.7 million for the third quarter of 2012, a decrease of 6% compared to $75.0 million for the same period in 2011. Nexavar net sales, as recorded by Bayer, excluding Japan, were $208.2 million for the third quarter of 2012, compared to $250.3 million for the same period in 2011. The decline in the dollar-Euro exchange rate offset higher sales in various regions around the world and an improvement in commercial margin, which was 64% for the third quarter 2012 compared to 63% for the third quarter of 2011. Stivarga® (regorafenib) tablets royalty revenue was $0.1 million for the third quarter 2012, following marketing approval by the FDA on September 27, 2012. Onyx receives a 20% royalty on Bayer’s global net sales of Stivarga in oncology.

Total operating expenses for the three months and nine months ended September 30, 2012 were $161.9 million and $463.1 million, respectively, an increase of $54.6 million, or 51% and $129.6 million or 39% from $107.2 million and $333.5 million for the same periods in 2011, respectively. The increase in operating expenses was primarily due to the increase in research and development expenses for the global development of Kyprolis, particularly the Phase 3 ASPIRE, FOCUS and ENDEAVOR trials, the expensing of commercial supply inventory prior to regulatory approval of Kyprolis in the United States and expenses related to the commercial launch of Kyprolis in the United States.

Cash, cash equivalents and current and non-current marketable securities at September 30, 2012 were $573.0 million, a decrease of $95.4 million, or 14%, from $668.4 million at December 31, 2011. The decrease is primarily attributable to net cash used in operations and the increase in research and development expenses for the development of Kyprolis.

Critical Accounting Policies and the Use of Estimates

Critical accounting policies are those that require significant estimates, assumptions and judgments by management about matters that are inherently uncertain at the time that the financial statements are prepared such that materially different results might have been reported if other assumptions had been made. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates. As of September 30, 2012, there have been no significant or material changes to our critical accounting policies or estimates since we filed our 2011 Annual Report on Form 10-K for the year ended December 31, 2011 with the Securities and Exchange Commission (“SEC”), other than the following:

Revenue Recognition — Product Revenue

Revenue is recognized when the related costs are incurred and the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectability of those fees. Where the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria under the provision are met. During the initial launch period, we defer the recognition of revenue until the product is sold to the healthcare providers, the end customers, due to the inherent uncertainties in estimating normal channel inventory at the distributors, and during which period we also provide extended payment terms to the distributors. As of September 30, 2012, we had a deferred revenue balance of $5.1 million related to Kyprolis and recorded this amount as a liability in our Condensed Consolidated Balance Sheet.

We sell Kyprolis through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Health care providers order Kyprolis through these distributors. Kyprolis currently has a shelf-life of 24 months from date of manufacture. Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Reserves are established for these deductions and actual amounts incurred are offset against applicable reserves. We reflect these reserves as either a reduction in the related account receivable from the distributor, or as an accrued liability depending on the nature of the sales deduction. Sales reserves are based on management’s estimates that consider payer mix in target markets, industry benchmarks and experience to date. These estimates involve a high degree of judgment and are periodically reviewed and adjusted as necessary.

	Chargebacks, Rebates and Other	Distribution Fees and Returns	Total
	(In thousands)

Balance as of June 30, 2012	$—	$—	$—
Provision related to current period sales	2,785	986	3,771
Credits/ Payments	(728)	(74)	(802)
Balance as of September 30, 2012	$2,057	$912	$2,969

Chargebacks, Government Rebates and Other Deductions: We estimate reductions to product sales for qualifying federal and state government programs including discounted pricing offered to Public Health Services, or PHS, as well as government-managed Medicaid programs. Our reserve for PHS is based on actual chargebacks that distributors have claimed for reduced pricing offered to the healthcare providers. Our reserve for Medicaid is based upon statutorily-defined discounts, estimated payer mix, expected sales to qualified healthcare providers, and our expectation about future utilization. We also provided financial assistance to qualifying patients that are underinsured, or cannot cover the cost of commercial coinsurance amounts, through its patient assistance program, Onyx 360. Onyx 360 is available to patients in the U.S. and its territories who meet various financial need criteria. Government rebates that are invoiced directly to us are recorded in accrued liabilities on our Condensed Consolidated Balance Sheet. For qualified programs that can purchase our products through distributors at a lower contractual government price, the distributors charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as allowances against accounts receivable on our Condensed Consolidated Balance Sheet.

Distribution Fees and Product Returns: We have written contracts with its customers that include terms for distribution-related fees. We record distribution fees due to our customers based on the number of units sold to healthcare providers. Consistent with industry practice, we offer our customers a limited right to return product purchased directly from us, which is principally based upon the product’s expiration date. We will accept returns for expired product during the three months prior to and after the product expiration date, on product that had been sold to the healthcare providers. Product returned is generally not resalable given the nature of our products and method of administration. We have developed estimates for Kyprolis product returns based upon historical industry information regarding product return rates of comparable products, including Nexavar, our other oncology product; inventory levels in the distribution channel; and other relevant factors. To date, actual Kyprolis product returns have been negligible. We monitor inventory levels in the distribution channel, as well as sales of Kyprolis by distributors to healthcare providers, using product-specific data provided by the distributors. If necessary, our estimates of product returns may be adjusted in the future based on actual returns experience, known or expected changes in the marketplace, or other factors.

Inventories, net

Inventories are stated at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between cost and market value. These reserves are determined based on estimates.

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

Manufacturing costs are a component of research and development expenses and include costs associated with third-party contractors for validation and commercial batch production, process technology transfer, quality control and stability testing, raw material purchases, overhead expenses and facilities costs. We previously recorded these manufacturing-related expenses as research and development as incurred because these costs did not meet the definition of an inventory asset, as future use could not be determined based upon the uncertainty of whether Kyprolis would be approved for marketing in the United States by the FDA. Inventories include owned items that are held for sale in the ordinary course of business, that are in process of production for sale, or that will be consumed in the production of goods or services that will be held for sale. On July 20, 2012, the FDA approved Kyprolis for marketing in the United States. Therefore, we are now capitalizing certain manufacturing costs as an inventory asset that would previously have been expensed as research and development costs, in cases where the manufacturing costs meet the definition of an inventory asset.

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

Intangible Assets — Finite lived

Finite-lived intangible assets consist of acquired IPR&D related to Kyprolis in the Unites States with a cost of $267.3 million, which is being amortized over their estimated useful life of 13 years, using the straight-line method, following the FDA approval of Kyprolis for marketing in the United States. At September 30, 2012, the accumulated amortization was $4.1 million. The Company reviews this finite-lived intangible asset for impairment when facts or circumstances indicate a reduction in the fair value below their carrying amount.

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist of accounts receivable.

Results of Operations

Three and nine months ended September 30, 2012 and 2011

Product revenue from Kyprolis

KyprolisTM (carfilzomib) for Injection net sales were $18.6 million for the third quarter of 2012.  Product revenue consists of revenue recorded on the sale of Kyprolis. The Company records revenue on the sale of Kyprolis on the sell-through basis, once its customers sell the product to the end customers. Product revenue is derived by calculating the net sales of Kyprolis by the distributors to the physicians and deducting the estimated government rebates, chargebacks, returns reserve and distribution costs.

Kyprolis is currently marketed in the United States for the treatment of patients with multiple myeloma who have received at least two prior therapies including bortezomib and an immunomodulatory agent (IMiD), and have demonstrated disease progression on or within 60 days of completion of the last therapy.

Product revenue from Kyprolis for the three and nine months ended September 30, 2012 and 2011 is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)

Product Revenue, Gross	$22,407	$—	$22,407	$—
Government rebates, chargebacks and other	(2,785)	—	(2,785)	—
Returns reserve and Distribution fees	(986)	—	(986)	—
Product Revenue, Net	$18,636	$—	$18,636	$—

Revenue from Collaboration Agreement

In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the three months and nine months ended September 30, 2012 and 2011, we reported no product revenue related to Nexavar. Nexavar revenues subject to profit sharing as recorded by Bayer were $208.2 million and $632.4 million for the three months and nine months ended September 30, 2012, respectively and $208.7 million and $608.5 million for the same periods in 2011, primarily from sales in the United States, the European Union, Asia-Pacific and other territories worldwide. This represents a decrease of $0.5 million, or 0% and an increase of $23.9 million, or 4%, over Nexavar net sales recorded by Bayer for the three and nine months ended September 30, 2011, respectively.

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

Revenue from collaboration agreement for the three and nine months ended September 30, 2012 and 2011 is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Nexavar worldwide product revenue, net (as recorded by Bayer)	$248,353	$250,340	$742,808	$731,472

Nexavar revenue subject to profit sharing (as recorded by Bayer)	$208,225	$208,683	$632,383	$608,453
Combined cost of goods sold, distribution, selling, general and administrative expenses	75,405	77,234	234,354	240,774
Combined collaboration commercial profit	$132,820	$131,449	$398,029	$367,679

Onyx’s share of collaboration commercial profit	$66,410	$65,725	$199,015	$183,840
Reimbursement of Onyx’s shared marketing expenses	4,334	6,400	16,465	17,691
Royalty revenue	—	2,916	—	8,611
Revenue from collaboration agreement	$70,744	$75,041	$215,480	$210,142

Revenue from collaboration agreement was $70.7 million and $215.5 million for the three months and nine months ended September 30, 2012, respectively and $75.0 million and $210.1 million for the three months and nine months ended September 30, 2011, respectively. The increase in revenue from collaboration for the three months and nine months ended September 30, 2012 from the same periods in 2011 was primarily driven by higher sales in various regions around the world which was partially offset by a decline in the dollar-Euro exchange rate. In addition, collaboration commercial profit for the nine month ended September 30, 2012 increased to 63% as a percentage of Nexavar revenue subject to profit sharing in 2012 from 60% in 2011 increasing the revenue from collaboration. Revenue from collaboration agreement is directly affected by the increases and decreases in Nexavar net revenue, over and above the associated cost of goods sold, distribution, selling and general administrative expenses. In addition, as our reimbursement of shared marketing expenses increases or decreases, our revenue from collaboration agreement increases or decreases accordingly. We expect Nexavar sales and Bayer’s and our shared cost of goods sold, distribution, selling and general administrative expense to increase as Bayer continues to expand Nexavar marketing and sales activities outside of the United States, particularly in certain Asia-Pacific countries. Moreover, prolonged or profound economic downturn may result in adverse changes to product reimbursement and pricing and sales levels, which would harm our operating results.

Royalty revenue from Stivarga

Stivarga® (regorafenib) tablets royalty revenue was $0.1 million for the third quarter 2012, or 20% of net sales of $0.7 million.  On September 27, 2012, the FDA approved Bayer’s Stivarga for the treatment of patients with metastatic colorectal cancer (mCRC) who have been previously treated with currently available therapies (including fluoropyrimidine-, oxaliplatin- and irinotecan-based chemotherapy, an anti-VEGF therapy, and, if KRAS wild type, an anti-EGFR therapy).

Cost of goods sold - Kyprolis

Cost of goods sold consist primarily of direct and indirect costs incurred following the regulatory approval of Kyprolis, related to the manufacturing of Kyprolis drug product, including third party manufacturing costs, salaries, employee benefits, corporate functional expenses, allocation of overhead and royalty payments based on Kyprolis sales. All costs incurred to manufacture Kyprolis prior to the regulatory approval in July 2012, including the drug product of Kyprolis on hand at that time, were expensed as Research and Development Expenses in the period those costs were incurred. As a result, we expect that gross margin will change significantly in the future until the inventory on hand at July 20, 2012 is sold. Cost of goods sold, as compared to prior years were as follows:

	Three Months		Change		Nine Months		Change
	Ended September 30,		2012 vs 2011		Ended September 30,		2012 vs 2011
	2012	2011	$	%	2012	2011	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Cost of goods sold	$496	$—	$496	N/A	$496	$—	$496	N/A

The cost of goods sold recorded for the three months and nine months ended September 30, 2012 relates to the Kyprolis drug product sold during this period. The amount of cost of goods sold primarily represents the manufacturing cost incurred after the regulatory approval of Kyprolis on July 20, 2012 related to the goods sold during the period. We expect our cost of goods sold to increase in the future due to a projected increase in sales along with an increase in the manufacturing cost being capitalized for the Kyprolis drug product being sold.

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

Research and development expenses, as compared to the same periods of the prior year, were as follows:

	Three Months		Change		Nine Months		Change
	Ended September 30,		2012 vs 2011		Ended September 30,		2012 vs 2011
	2012	2011	$ %		2012	2011	$ %
	(In thousands, except percentages)				(In thousands, except percentages)
Research and development	$85,667	$58,532	$27,135	46%	$242,683	$184,071	$58,612	32%

Research and development expenses include costs to develop our product candidates and our share of the research and development costs incurred for Nexavar by Bayer and us under our cost sharing arrangement. The increase in research and development expenses for the three months and nine months ended September 30, 2012 compared to the three months and nine months ended September 30, 2011 is primarily due to investments in the global development of Kyprolis, including salaries and related costs for increases in employee headcount in 2012, advancing our clinical products particularly relating to our ongoing Phase 3 clinical trials of Kyprolis, including comparator drug costs, and also included the expensed manufacturing cost for the commercial supply of Kyprolis that was completed prior to regulatory approval in the United States on July 20, 2012. The increase in research and development expenses was partially offset by a reimbursement of $10.0 million for the nine months ended September 30, 2012. Under the terms of the license agreement with Ono, a percentage of the global development costs we incur for the development of Kyprolis and oprozomib is reimbursed by Ono. The increase in research and development expenses was partially offset by lower expenses incurred for the ONX0803 program which included a $12.7 million write-off in June 2011 of advance funding provided to S*Bio, that did not recur in 2012. Nexavar development expenses decreased by $3.6 million, or 16%, compared to the prior year. The increase in research and development expenses was also offset by manufacturing cost of commercial supply of Kyprolis being capitalized as inventory, following the regulatory approval of Kyprolis in the United States. Research and development expenses also included stock-based compensation of $2.4 million and $7.0 million for the three months and nine months ended September 30, 2012, respectively, and $2.0  million and $4.8 million for the same periods in 2011.

Our share of the research and development costs incurred for Nexavar include 97% and 96% of the costs incurred by Bayer for Nexavar for the three months and nine months ended September 30, 2012, respectively compared to 95% and 93% of the costs incurred by Bayer for Nexavar for the three months and nine months ended September 30, 2011, respectively. As a result of the cost sharing arrangement between us and Bayer for research and development costs, there were net reimbursable amounts of $17.2 million, and $55.8 million due to Bayer for the three and nine months ended September 30, 2012, respectively and $19.9 million and $60.8 million due to Bayer for the same periods in the prior year. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. For the periods covered in the financial statements presented, there have been no significant or material differences between actual amounts and estimates. However, if we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment. As of September 30, 2012, our share of the Nexavar development costs incurred to date under the collaboration was $746.2 million.

We expect our research and development expenses to increase in future periods, primarily as a result of anticipated costs to further develop Kyprolis and oprozomib. We are currently conducting multiple Phase 3, Phase 2 and Phase 1 studies in multiple myeloma, and solid tumors. We also expect our research and development activities to include developing other product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, employee benefits, consulting, advertising and promotion expenses, legal costs, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs. Selling, general and administrative expenses, as compared to prior years were as follows:

	Three Months		Change		Nine Months		Change
	Ended September 30,		2012 vs 2011		Ended September 30,		2012 vs 2011
	2012	2011	$ %		2012	2011	$ %
	(In thousands, except percentages)				(In thousands, except percentages)
Selling, general and administrative	$61,747	$42,642	$19,105	45%	$149,598	$115,349	$34,249	30%

The increase in selling, general and administrative expenses for the three months and nine months ended September 30, 2012 compared to the three months and nine months ended September 30, 2011 were primarily due to investment in commercial infrastructure and associated support for the launch of Kyprolis in the United States. Selling, general and administrative expenses also included stock-based compensation of $6.4 million and $19.5 million for the three months and nine months ended September 30, 2012, compared to $6.7 million and $17.6 million in the same periods in 2011. We expect our selling, general and administrative expenses to increase further due to increases in personnel and continued costs of commercialization of Kyprolis.

Contingent Consideration Expense

Contingent consideration expense, as compared to the same periods of the prior year, was as follows:

	Three Months		Change		Nine Months		Change
	Ended September 30,		2012 vs 2011		Ended September 30,		2012 vs 2011
	2012	2011	$ %		2012	2011	$ %
	(In thousands, except percentages)				(In thousands, except percentages)
Contingent Consideration Expense	$9,843	$5,945	$3,898	66%	$66,235	$23,195	$43,040	186%

As a result of the acquisition of Proteolix in November 2009 under the terms of an Agreement and Plan of Merger, or the Merger Agreement, which was entered into in October 2009, we made a payment of $40.0 million in April 2010 and may be required to pay up to an additional $365.0 million payable in up to three earn-out payments upon the achievement of certain regulatory approvals for Kyprolis in the U.S. and Europe within pre-specified timeframes. In January 2011, we entered into Amendment No. 1 to the Merger Agreement, or the Amendment, which required us to make a milestone payment of $80 million, following the accelerated marketing approval in the United States for relapsed/refractory multiple myeloma in July 2012. Approximately $63.0 million of the milestone was paid in the form of Onyx common stock and $17.0 million was paid in cash in the quarter ended September 30, 2012.

Under the Merger Agreement, the remaining earn-out payments will continue to become payable in up to three additional installments as follows:

•                  $65.0 million would be triggered by specified marketing approval on or before December 31, 2013 in the European Union for relapsed/refractory multiple myeloma;

•                  $150.0 million would be triggered by specified marketing approval on or before March 31, 2016 in the United States for relapsed multiple myeloma; and

•                  $150.0 million would be triggered by specified marketing approval on or before March 31, 2016 in the European Union for relapsed multiple myeloma.

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

We recorded a liability for this contingent consideration related to the three earn-out payments with a fair value of $146.2 million at September 30, 2012 based upon a discounted cash flow model that uses significant estimates and assumptions, including the probability of technical and regulatory success (“PTRS”) of Kyprolis. Contingent consideration expense is recorded for the change in the fair value of the recognized amount of the liability for contingent consideration. During the three months and nine months ended September 30, 2012, the Company recorded contingent consideration expense of $9.8 million and $66.2 million, respectively, compared to $5.9 million and $23.2 million during the same periods in 2011. The increase in expense recorded for the nine months periods ended September 30, 2012 is primarily a result of changes made to our PTRS and increase in potential milestones owed to the Proteolix shareholders following the June 20, 2012, 11-0 positive vote by the FDA Oncologic Drugs Advisory Committee (ODAC) where, in patients with relapsed and refractory multiple myeloma who have received at least two prior lines of therapy that included a proteasome inhibitor and an immunomodulatory agent (IMiD), the benefit-risk assessment is favorable for the use of Kyprolis. Any further changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations.

Investment Income

Investment income consists of interest income and realized gains and losses from the sale of marketable equity investments. We had an investment income balance of $0.6 million and $2.0 million for the three and nine months ended September 30, 2012, an increase of $0.2 million, or 44%, and an increase of $0.3 million, or 16%, respectively, from $0.4 million and $1.7 million in the same periods in 2011, respectively. The increase for the nine months ended September 30, 2012 is largely due a higher average cash and investments balance during 2012.

Interest Expense

Interest expense was $5.5 million and $16.1 million for the three and nine months ended September 30, 2012, respectively, compared to $5.1 million and $15.2 million for the three and nine months ended September 30, 2011, respectively.  Interest expense primarily relates to the 4.0% convertible senior notes due 2016 issued in August 2009, and includes non-cash imputed interest expense of $2.9 million and $8.5 million for the three and nine months ended September 30, 2012, respectively and $2.6 million and $7.6 million for the comparable periods in 2011, as a result of the application of ASC 470-20.

Other Income (Expense)

Other income was $2.4 million for the nine months ended September 30, 2012, compared to other expense of $3.8 million for the period ended September 30, 2011. The increase in other income (expense) compared to the prior year is primarily due to a milestone payment received from S*BIO as a result of the license of the Janus Associated Kinase 2 (JAK2) inhibitor.

Liquidity and Capital Resources

With the exception of the profitability we achieved for the years ended December 31, 2011, 2009 and 2008, we have incurred significant annual net losses since our inception and have relied primarily on public and private financing; combined with milestone payments we received from our collaborators, to fund our operations. At September 30, 2012, we had cash, cash equivalents and current and non-current marketable securities of $573.0 million compared to $668.4 million at December 31, 2011. The decrease of $95.4 million was primarily attributable to increased operating expenses related to the development and commercialization of Kyprolis, including three ongoing Phase 3 trials, commercial launch activities as well as the payment of a portion of the $80 million Proteolix milestone payment in cash.

Cash Used in Operating Activities

Net cash used in operating activities was $129.5 million in the first nine months of 2012 and $79.4 million in the first nine months of 2011. Our net loss of $144.9 million in the first nine months of 2012, and $140.6 million in the first nine months of 2011, included  $28.0 million and $22.9 million, respectively, of non-cash stock based compensation, and $16.3 million and $12.0 million, respectively, of depreciation and amortization expenses. Our net income in the first nine months of 2012 also included non-cash tax benefit of $95.8 million resulting from the release of a valuation allowance related to the regulatory approval of Kyprolis in July 2012. At September 30, 2012, trade accounts receivable was $25.4 million, following the commercial launch of Kyprolis during July 2012 and primarily due to the extended payment terms granted to our customers, as described above. Our deferred revenue at September 30, 2012 was $5.1 million, on Kyprolis sales due to the deferral of revenue until it’s sold to the end customer, the health care providers. We expect Kyprolis related accounts receivable to increase over time.

Cash Provided by Investing Activities

Net cash provided by investing activities was $127.8 million in the first nine months of 2012, compared $59.0 million in the first nine months of 2011. In the first nine months of 2012, sales and maturities of marketable securities exceeded purchases by $154.5 million. Payment for contingent consideration liability during 2012 included a cash payment of $17.0 million and an equity issuance of Onyx common stock in lieu of cash payment of $63.0 million.

Cash Provided by Financing Activities

Net cash provided by financing activities was $59.4 million in the first nine months of 2012, compared with $13.5 million in the first nine months of 2011. There was an increase in exercises of employee stock options in the first nine months of 2012 compared to the same period of 2011. As a result, net proceeds from issuances of Common Stock were $59.5 million in the first nine months of 2012 as compared to $13.6 million in the first nine months of 2011.

Marketable Securities

At September 30, 2012, our investment portfolio includes $18.2 million AAA rated securities with an auction reset feature (“auction rate securities”) that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, the majority of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the auction rate securities with a par value of $18.9 million as non-current marketable securities on the accompanying Consolidated Balance Sheet. We have determined the fair value to be $18.2 million for these securities, based on a discounted cash flow model, and have decreased the carrying value of these marketable securities by $0.7 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. An increase or decrease of 1% in the discount rate would have a $0.9 million charge in the auction rate securities valuation. An increase or decrease of 1 year in the expected holding period would have a $0.1 million charge in the auction rate securities valuation. Currently, we believe these investments are not other-than-temporarily impaired as all of them are substantially backed by the federal government, but it is not clear in what period of time they will be settled. We do not intend to sell the securities and we believe it is not more likely than not that we will be required to sell the securities prior to the recovery of their amortized cost bases. We believe that, even after reclassifying these securities to non-current assets and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and current marketable securities will be sufficient to meet our anticipated cash needs beyond 2013.

Funding Requirements

We anticipate our operating costs to increase in 2013 as we continue to incur expenses for the commercial launch of Kyprolis in the U.S. and the further development of Kyprolis, oprozomib and other assets. In addition, the terms of the agreement and plan of merger for Proteolix provide that we may be required to pay up to an additional $365.0 million in earn-out payments upon the receipt of certain regulatory approvals.

We believe that our existing capital resources and interest thereon will be sufficient to fund our current and planned operations beyond 2013. However, if we change our commercialization and development plans, including acquiring or developing additional product candidates or complementary businesses, we may need additional funds sooner than we expect. We anticipate that we will incur cash outlays for the commercial launch of Kyprolis, conduct sales and marketing, and manufacture additional commercial product. In addition we will incur cash outlays to conduct and support additional clinical trials, both currently underway and planned for the development of Kyprolis and our other development candidates. Further, we may be obligated to make up to $365.0 million of contingent earn-out payments upon the achievement of additional regulatory approvals for Kyprolis in the U.S. and Europe, payable in either cash or common stock, at our discretion. We are beginning to establish critical competencies in Europe, including market access, regulatory and technical operations capabilities. The terms of the development and license agreement dated November 6, 2008 with BTG International Limited, or BTG, provide that we may be required to make payments to BTG of up to $65.0 million upon the attainment of certain global development and regulatory milestones, plus additional milestone payments upon the achievement of certain marketing approvals and commercial milestones.

While most of our anticipated development costs are unknown at the current time, we may need to raise additional capital to continue the funding of our product development programs, our commercialization plans and our development plans in future periods beyond 2013. We intend to seek any required additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, if at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or to obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

Contractual obligation

On August 29, 2012, we entered into a contract manufacturing agreement, covering the commercial production of the active ingredient used in the manufacture of Kyprolis. On June 25, 2012, we entered into a contract manufacturing agreement, to manufacture the bulk drug substance of carfilzomib for the use in the manufacture of Kyprolis. On July 3, 2012, we entered into a contract manufacturing and supply agreement, to produce commercial quantities of the Kyprolis drug product. Minimum contractual payments to be made by the Company under these license and contract manufacturing agreements for Kyprolis are expected to aggregate to approximately $5.3 million in 2012 and $4.3 million in 2013.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of
Regulation S-K).

Recent Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal. We believe that we take a conservative approach to investing our cash in that we invest only in highly-rated securities, diversify our portfolio of investments by limiting the exposure to any one issuer and maintain a short overall duration. Our portfolio consists of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, U.S. government and government-related securities, investment grade corporate and municipal bonds. While we believe we take active measures to mitigate investment risk, such risks cannot be fully eliminated because of market circumstances particularly in the last few years. Our cash equivalents and investments are subject to market risk due to changes in interest rates. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. As part of our risk management procedures, we use analytical techniques including sensitivity analysis to monitor the interest rate risk in our portfolio. If market interest rates were to increase or decrease by 100 basis points, or 1%, as of September 30, 2012, the fair value of our portfolio would decline or increase, by approximately $2.1 million. Additionally, a hypothetical increase or decrease of 1% in market interest rates during the three months ended September 30, 2012 would have resulted in an immaterial change in our net income for the three months ended September 30, 2012.

The table below presents the amounts and related weighted average interest rates of our cash equivalents and marketable securities at:

	September 30, 2012			December 31, 2011
	Maturity	Fair Value (In millions)	Average Interest Rate	Maturity	Fair Value (In millions)	Average Interest Rate
Cash equivalents, fixed rate	0 – 3 months	$98.9	0.08%	0 – 3 months	$62.0	0.09%
Marketable securities, fixed rate	over 3 months	$346.9	0.63%	over 3 months	$498.0	0.56%

Liquidity Risk

Our investment portfolio includes $18.9 million of student-loan auction rate securities. Since February 2008, securities of this type have experienced failures in the auction process. However, a limited number of these securities have been redeemed, in part or as a whole, at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the remaining balance of auction rate securities as non-current marketable securities on the accompanying unaudited Condensed Consolidated Balance Sheet at September 30, 2012. We have determined the fair value to be $18.2 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $0.7 million through accumulated other comprehensive loss instead of earnings because we have deemed the impairment of these securities to be temporary. In general, the Company does not intend to sell any of the auction rate securities it holds, nor will the Company more likely than not be required to sell any of the auction rate securities, before it recovers its amortized cost basis.

Credit Quality Risk

We are also subject to credit risk in connection with accounts receivable from our product sales of Kyprolis. Our marketed product, Kyprolis, is sold in the United States, and related accounts receivable are primarily due from four distributors, who are our customers. We have contractual payment terms with each of our customers, which have extended payment terms during the initial product launch period. We monitor our customers’ financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. During 2012 we did not recognize any charges for write-offs of accounts receivable related to Kyprolis.

Foreign Currency Exchange Rate Risk

A majority of Nexavar sales as well as commercial and development expense are generated outside of the United States. Our revenue from collaboration agreement is dependent on these foreign currency denominated activities, which are translated into U.S. dollars based on the average exchange rates for the reporting period. As a result of these underlying non-U.S. Dollar denominated activities, fluctuations in foreign currency exchange rates affect our operating results. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as they are translated into U.S. dollars for presentation in our financial statements, as well as our operating margins. The primary foreign currency that we are exposed to is the Euro. A hypothetical increase or decrease of 1% in exchange rates between the Euro and U.S. Dollar during the three months and nine months ended September 30, 2012 would have resulted in a change in our net loss of $0.01 million and $0.3 million, respectively, based on our expected exposures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ending September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect significant changes from the risk factors included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2012.

* Nexavar® is currently our main source of commercial revenues. If Nexavar fails and we, independently or in collaboration with Bayer are unable to successfully commercialize other products, our business would fail.

Nexavar generated substantially all our commercial revenues for the quarter ended September 30, 2012 and we rely on these revenues to fund our operations. Unless we can successfully commercialize Kyprolis and other product candidates and/or unless Bayer successfully commercializes Stivarga, we will continue to rely on Nexavar to generate substantially all of our revenues and fund our operations. Kyprolis received FDA approval in July 2012, while our other product candidates are still development-stage and/or subject to regulatory review, and we may never obtain approval of or earn revenues from any of our product candidates. Similarly, Stivarga received FDA approval in September 2012 but we and Bayer may be unsuccessful in commercializing it. Successful development and commercialization of these compounds and our other product candidates is highly uncertain and depends on a number of factors, many of which are beyond our control.

*         We have never marketed a drug without a partner before, and if we are unable to establish, or access an effective and specialized sales force and marketing infrastructure, we will not be able to commercialize Kyprolis successfully.

In order to successfully commercialize Kyprolis, we have expanded our U.S. sales force and pending marketing approval outside the United States, must develop and maintain an international sales, marketing and distribution infrastructure which is difficult and time consuming, and requires substantial financial and other resources. We have limited experience building and maintaining a commercialization infrastructure in the United States and no experience in building such an infrastructure internationally. Factors that may hinder our efforts to maintain our expanded U.S. presence and develop an international sales, marketing, and distribution infrastructure include:

•                  inability to recruit, retain and effectively manage adequate numbers of effective sales and marketing personnel;

•                  inability to establish or maintain relationships with wholesalers and distributors;

•                  inability of sales personnel to obtain access to or convince adequate numbers of physicians to prescribe our products;

•                  lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•                  unforeseen delays, costs and expenses associated with creating international capabilities, including an international sales and marketing organization and international supply chain and reimbursement capabilities.

If we are unable to sustain our sales force and marketing capability for Kyprolis, we may not be able to generate any product revenue, may generate increased expenses and may never become profitable.

We will need to continue to expend significant time and resources to train our Kyprolis sales force to be credible, persuasive and compliant in discussing Kyprolis with the specialists treating the patients indicated under label. We will also need to continue to train our sales force to ensure that a consistent and appropriate message about Kyprolis is being delivered to our potential customers. In addition, if we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of Kyprolis and its proper administration, our ability to successfully commercialize Kyprolis could be diminished, which could have a material adverse effect on our financial condition, stock price and operations.

We may also maintain high inventory levels to mitigate risks such as variability in product demand, long lead times for manufacturing, supply interruptions of raw materials and production disruptions at our approved manufacturing sites due to contamination, equipment failure or other facility-related issues. The capital required to maintain our desired inventory levels may impact our liquidity and cash flows, and may also heighten the risk of inventory obsolescence and write-offs.

* Our stock price is volatile, our operating results are unpredictable, we have a history of losses and we may be unable to achieve and sustain profitability.

Our stock price is volatile and is likely to continue to be volatile. A variety of factors may have a significant effect on our stock price, including:

•                  fluctuations in our results of operations, including sales of Nexavar, Stivarga and Kyprolis;

•                  results from or speculation about clinical trials or the regulatory status of Nexavar, Kyprolis, Stivarga or other product candidates;

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

•                  developments in our relationship with, or other problems at, our contract manufacturing organizations, and problems in our supply chain systems, including recalls, quality problems and stockouts and other similar problems;

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

In the past, following our announcement of the accelerated approval of Kyprolis or Bayer’s announcements regarding lower than anticipated Nexavar sales and Nexavar clinical trial results, and following our announcements about various clinical and regulatory developments for Kyprolis, our stock price has fluctuated, in some cases significantly.

Our operating results and sales of Nexavar, Kyprolis and Stivarga will likely fluctuate from quarter to quarter and from year to year, and are difficult to predict. Our operating expenses are dependent in part on expenses incurred by Bayer and in certain regions are independent of Nexavar sales. We have to date incurred losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We will incur operating losses in the future as we expand our development and commercial activities for Kyprolis and our product candidates. We expect to incur significant operating expenses associated with the development and commercialization of Kyprolis and additional products, including potentially Stivarga, if we elect to conduct separate development of Stivarga in certain indications, at our own expense, as permitted under the regorafenib agreement.

As a result of the acquisition of Proteolix, we may be required to pay up to an additional $365.0 million in three earn-out payments upon the receipt of certain regulatory approvals within pre-specified timeframes. We recorded a liability for this contingent consideration for the three earn-out payments with a fair value of $146.2 million at September 30, 2012 based upon a discounted cash flow model that uses significant estimates and assumptions. Any changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Condensed Consolidated Statements of Operations. Moreover, we may, at our discretion, make any of the remaining earn-out payments in the form of cash, shares of Onyx common stock or a combination thereof. If we elect to issue shares of our common stock in lieu of making an earn-out payment in cash, this would have a dilutive effect on our common stock and could cause the trading price of our common stock to decline.

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

Nexavar may face challenges and competition from generic products. Generic manufacturers may file Abbreviated New Drug Applications, or ANDAs, in the United States seeking FDA authorization to manufacture and market generic versions of Nexavar, together with Paragraph IV certifications that challenge the scope, validity or enforceability of the Nexavar patents. If Bayer and we are unsuccessful at challenging an ANDA the ANDA filer may be able to launch a generic version of Nexavar, which would harm our business. Bayer and we may also be unable to successfully enforce and defend the Nexavar patents and we may face generic competition prior to expiration of the Nexavar patents in 2020.

Similarly, outside the United States, generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of the Nexavar patents, requiring Bayer and us to engage in complex, lengthy and costly litigation or other proceedings. Bayer may be unsuccessful in defending or enforcing the Nexavar patents in one or more countries and could face generic competition prior to expiration of the Nexavar patents, which would harm our business. Generic drug manufacturers may develop, seek approval for, and launch generic versions of Nexavar. For example, a generic version of Nexavar has been launched in Peru and Cipla recently received approval to launch its version of Nexavar in India at a price that is significantly less than that charged for Nexavar in India. Recently, India’s controller general of patents, designs and trademarks has granted a compulsory license to the Indian generics drug maker, Natco, to make generic Nexavar. The license does not grant Natco the right to sell Nexavar outside of India. Bayer has appealed the ruling.

Prior to regulatory approval of Kyprolis, we had not marketed products for any hematological cancer, including multiple myeloma, and may be at a disadvantage to our competitors. Kyprolis may face significant competition. Kyprolis competes with products marketed by Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, Celgene Corporation and potentially against agents currently in development for treatment of this disease by Merck & Co. Inc., Bristol-Myers Squibb, Keryx Biopharmaceuticals, Inc., Nereus Pharmaceuticals, Teva Pharmaceutical Industries Ltd., and other companies. Our competitors may develop and commercialize therapies that change the treatment paradigm for multiple myeloma. For example, Millennium is developing a multiple myeloma therapy to be administered orally and Celgene filed its NDA for pomalidomide that has a PDUFA date of February 10, 2013. Kyprolis, which is administered intravenously,  may not compete effectively with orally administered drugs, and we may not succeed in developing an orally administered therapy, which would harm our business.

Stivarga may face significant competition. Bayer has presented positive Stivarga data in CRC third line plus and has reported positive GIST third line plus data. CRC is a competitive marketplace with three approved targeted therapies, one targeted therapy in registration and multiple therapies in phase three development. There are currently no approved therapies in the third line plus setting. GIST is a relatively infrequently occurring tumor for which there are currently two therapies approved in adjuvant, first and second line GIST, but none approved in the third line plus setting.

Bayer and Onyx have disclosed that Stivarga met the primary endpoint in the phase 3 third line plus GRID study in gastrointestinal stromal tumor, or GIST. There are currently two agents approved in adjuvant, first and second line GIST, but none approved in the third line plus setting. Imatinib, marketed by Novartis, is a c-kit inhibitor approved in patients with Kit (CD117) positive unresectable and/or metastatic malignant GIST as well as the adjuvant treatment of adult patients following resection of Kit (CD117) positive GIST. Sunitinib, marketed by Pfizer, is a multi tyrosine kinase inhibitor approved in GIST after disease progression on or intolerance to imatinib. There are several therapies being developed in GIST, most notably phase 3 agents mastinib, by AB Science, and nilotinib by Novartis, and phase 2 agents ganetespib, by Synta, and pazopanib by GlaxoSmithKline.

Many of our competitors, either alone or together with collaborators, have substantially greater financial resources and research and development staffs. In addition, many of these competitors, either alone or together with their collaborators, have significantly greater experience and resources available than us to:

•                  discover and patent products;

•                  undertake preclinical testing and human clinical trials;

•                  seek and obtain FDA and other regulatory approvals;

•                  manufacture products; and

•                  market and obtain reimbursement for products.

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

*         We are dependent on Bayer and third parties to manufacture and distribute Nexavar and Stivarga, and do not have the manufacturing expertise or capabilities to manufacture or distribute any current or future products.

Under our collaboration agreement and regorafenib agreement with Bayer, Bayer has the manufacturing responsibility to supply Nexavar and Stivarga for clinical trials and for commercialization. Should Bayer give up its right to co-develop Nexavar, we would have to manufacture Nexavar, or contract with another third party to do so for us. In addition, we have manufacturing responsibility for Kyprolis and oprozomib, which we currently manufacture through third-party contract manufacturers, and have not yet established back-up manufacturers for these compounds.

We lack the resources, experience and capabilities to manufacture Nexavar, Stivarga, Kyprolis, oprozomib or any other product candidate on our own and would require substantial funds and time to establish these capabilities. Consequently, we are, and expect to remain, dependent on third parties for manufacturing. These parties may encounter difficulties and delays in production scale-up, production yields, control and quality assurance, validation, regulatory status or shortage of qualified personnel. They may not perform as agreed or may not continue to manufacture our products for the time required to test or market our products. They may fail to deliver the required quantities of our products or product candidates on a timely basis and at commercially reasonable prices. Any production shortfall on the part of our third party manufacturers that impairs the supply, quality or price of starting materials, drug substance or drug product could have a material adverse effect on our business, financial condition and results of operations and future prospects.

* We are dependent on single source suppliers and manufacturers for Kyprolis and have not developed backups.  Disruptions to our Kyprolis supply chain could materially reduce our future earnings and prospects.

We currently rely on single source suppliers and manufacturers for commercial production of Kyprolis.  Significant time and effort is required to develop backup vendors or to replace a vendor in the case of a stoppage.  A loss or disruption with any one of our manufacturers or supplier could disrupt supply of Kyprolis, possibly for a significant time period, and we may not have sufficient inventories  to maintain supply  before the manufacturer or supplier could be replaced or the disruption is resolved.  For example, our contract manufacturer for Kyprolis drug product has experienced media fill failures on the line used to produce Kyprolis, which can lead to a delay or cessation of drug manufacture on the affected line(s). Such media fill failures at our contractor manufacturers could delay the production of clinical or commercial supplies of Kyprolis. In addition, marketed drugs and their contract manufacturing organizations are subject to continual review, including review and approval of their manufacturing facilities and the manufacturing processes, which can result in delays in the regulatory approval process and/or commercialization. Certain of the raw materials and components used in the manufacture of Kyprolis are provided by unaffiliated third-party suppliers and are specifically cited in the drug application, so that they must be obtained from that specific sole source and may not be obtained from another supplier unless and until the regulatory agency approved such supplier. Introducing a replacement or backup manufacturer or supplier for Kyprolis requires a lengthy regulatory and commercial process and there can be no guarantee that we could obtain necessary regulatory approvals in a timely fashion or at all.    In addition, it is difficult to identify and select qualified suppliers and manufacturers with the necessary technical capabilities, and establishing new supply and manufacturing sources involves a lengthy and technical engineering process. Although we are in the process of developing secondary sources of manufacture and supply for Kyprolis, we have not yet done so and anticipate this process will require significant additional time to complete and we can provide no assurances that we will be successful.  If our supply of Kyprolis is disrupted this would have a negative impact on sales that we anticipate would materially diminish our revenues and future prospects.

* We rely on a network of specialty pharmacies and distributors.

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

•                  be unable to satisfy financial obligations to us or others; or

•                  cease operations.

* We may never obtain regulatory approval for any other product candidates besides Nexavar, Kyprolis and Stivarga, or approval may be limited. In addition, we may not obtain additional regulatory approvals for Nexavar, Kyprolis and Stivarga.

We have limited experience managing regulatory filings and in negotiating product approval and licensure with regulatory authorities. We and Bayer may not succeed in obtaining additional regulatory approval of Nexavar, Kyprolis and Stivarga or our other product candidates on anticipated timelines or at all. Failure or delay in obtaining regulatory approvals would delay or prevent further commercialization of Kyprolis or commercialization of our other product candidates, in the United States and other countries. The review process for a regulatory marketing authorization, including a New Drug Application (“NDA”) in the United States and a Marketing Authorization Application (“MAA”) in Europe, is extensive, lengthy, expensive and uncertain. Regulatory agencies, such as the FDA or the EMA have significant discretion during the review process and may determine to delay action on or approval of a marketing approval application or limit or deny approval of a product candidate for many reasons.  For example, the regulatory agencies may:

•                  conclude the marketing approval application fails to satisfy the requirements for approval;

•                  determine the data resulting from the clinical trials is not satisfactory, or investigators in those clinical trials could disagree with interpretation of the data;

•                  disagree with the number, design, size, conduct or implementation of clinical trials or conclude that the data fails to meet statistical or clinical significance or that there is an unmet medical need;

•                  find the data from preclinical studies and clinical studies insufficient to demonstrate that the study drug’s clinical and other benefits outweighs its safety risks;

•                  disagree with the interpretation of data from preclinical studies or clinical trials;

•                  reject data generated at clinical trial sites and monitored by third party clinical research organizations, or CROs;

•                  determine that there was not proper oversight of third party CROs and clinical trials;

•                  reject stability data for commercial product;

•                  identify deficiencies in, or lack of control over, manufacturing processes, facilities or analytical methods or those of third party contract manufacturers;

•                  change or adversely impact their position due to unexpected or unpredictable external circumstances; and

•                  change their approval policies, adopt new regulations or provide new guidance with significant requirements not currently included or considered when seeking marketing approval.

Even if the FDA, EMA and other regulatory agencies approve marketing of our or Bayer’s products, the regulatory agency may impose requirements, conditions and restrictions that could significantly increase costs or delay and limit our and Bayer’s ability to successfully commercialize those products. The regulatory agency may require additional pre-clinical, clinical or retrospective observational studies or trials. The FDA may require a risk evaluation and mitigation strategy (“REMS”), which could include a Medication Guide or a Conditions to Assure Safe Use requirement such as special patient monitoring/management to minimize risk of drug-related adverse events. These studies or trials may involve continued testing of the study drug and development of data, including clinical data, about the study drug’s effects in various populations and any side effects associated with long-term use. The regulatory agency may require post-marketing studies or trials to investigate known serious risks or signals of serious risks or identify unexpected serious risks and may require periodic status reports if new safety information develops. The regulatory agency may impose label restrictions to address safety concerns or limit the patient population. Such label restrictions could include limited indications and usage, expanded contraindications and expanded warnings and precautions. Any REMS plan, post-marketing studies, trials or commitments or label restrictions could significantly delay, limit, or prevent successful commercialization of a product or otherwise severely harm our business, financial condition and future prospects. Failure to conduct post-marketing studies in a timely manner may also result in substantial civil fines and even future withdrawal of approval to commercialize.

Our clinical trials for Nexavar or Kyprolis, and Bayer’s clinical trials of Stivarga, could take longer to complete than we project or may not be completed at all.

The timing of initiation and completion of clinical trials may be subject to significant delays resulting from various causes, including actions by Bayer for Nexavar and/or Stivarga clinical trials, conflicts regarding scheduling or competing clinical trials with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, modification of clinical trial designs, and shortages of available drug supply, including supply of comparator drugs or combination drugs for clinical and commercial purposes. We may face difficulties developing and sustaining relationships with Kyprolis development partners, including clinical research organizations, contract manufacturing organizations, key opinion leaders and clinical investigators. We may not complete clinical trials involving Nexavar, Kyprolis or any of our other product candidates as projected or at all.

We may not have the necessary capabilities to successfully manage the execution and completion of clinical trials in a way that leads to approval of Nexavar, Stivarga, Kyprolis or other product candidates for their target indications. In addition, we rely on Bayer, academic institutions, cooperative oncology organizations and clinical research organizations to conduct, supervise or monitor the majority of clinical trials involving Nexavar, Kyprolis and Stivarga. We have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. The timing of review by regulatory authorities is uncertain.

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

•                  regulatory approvals may not be received, or may be delayed due to factors such as slow enrollment in clinical studies, extended length of time to achieve study endpoints, additional time requirements for data analysis or preparation of an Investigational New Drug, or IND, application, discussions with regulatory authorities, requests from regulatory authorities for additional preclinical or clinical data, analyses or changes to study design, including possible changes in acceptable trial endpoints, or unexpected safety, efficacy or manufacturing or quality issues, changes in policy or objectives at regulatory authorities, and regulatory filings submitted on competing drugs that could alter the regulatory prospects of our drugs;

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

Failure to continue to successfully develop Stivarga or Kyprolis could harm their commercialization, and failure to successfully launch or commercialize Kyprolis or Stivarga for these or any other reasons would significantly harm our business and future prospects.

*         Even though Kyprolis is approved by the FDA and even if Kyprolis is approved by other regulatory authorities, we may not obtain adequate coverage or reimbursement from third-party payers, which would harm our business.

In order to successfully commercialize Kyprolis, we must obtain coverage and reimbursement by private and public insurers. In addition we must establish a mechanism to effectively distribute Kyprolis to physician offices. We have no prior experience in building or maintaining an access, reimbursement and distribution infrastructure, which is difficult and time consuming, and requires substantial financial and other resources. Factors that may hinder our efforts include inability to recruit, retain and manage adequate numbers of effective personnel, and an inability to establish or maintain relationships with government agencies, insurers and distributors.

Our sales of Kyprolis are dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. We rely on the reimbursement coverage by federal and state government programs such as Medicare and Medicaid in the United States and will rely on equivalent programs in other countries, once we receive regulatory approval for those countries. We also rely on coverage and reimbursement from private pharmaceutical insurers in the United States. In the event we seek approvals to market Kyprolis in foreign territories, we will need to work with the government-sponsored healthcare systems in Europe and other foreign jurisdictions that are the primary payers of healthcare costs in those regions. Governments and private payers may regulate prices, reimbursement levels and/or access to Kyprolis in order to control costs or to affect levels of use of our products. We cannot predict the availability or level of coverage and reimbursement for Kyprolis or our product candidates and a reduction in coverage and/or reimbursement for our products could have a material adverse effect on our product sales and results of operations.  In addition, our estimates of discounts and reserves against our gross sales of Kyprolis, also referred to as gross to net adjustments will continue to be informed and evolve as we build a history of coverage and reimbursement for Kyprolis, which for some categories like Medicaid rebates and returns, may take up to a full year after launch.

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

Medicare Part B provides limited coverage of outpatient drugs that are furnished “incident to” a physician’s services. Generally, “incident to” drugs are covered only if they satisfy certain criteria, including that they are of the type that is not usually self-administered by the patient and they are reasonable and necessary for a medically accepted diagnosis or treatment. To date Kyprolis is generally covered under Medicare Part B and the Medical benefit for private insurers. Medicare Part B generally pays for drugs provided in a hospital outpatient setting and in physicians’ offices under a payment methodology using average sales price (“ASP”) information. The U.S. Department of Health and Human Services Inspector General may compare the ASP for a drug or biological to the widely available market price and the Medicaid Average Manufacturer Price for that drug or biological, which could lead to future reductions in Medicare payment rates. Congress has considered reducing Medicare Part B payment rates, and legislation such as that related to “sequestration,” which refers to an automatic spending cut in the federal budget effected by funds being “sequestered” by the U.S. Treasury,  could be enacted in the future reducing reimbursement levels. We have no experience marketing a Medicare Part B drug, or reporting ASP information, as is required by CMS. If we fail to collect and report information correctly and on a timely basis, our business could be harmed. If we are found to have made a misrepresentation in the reporting of ASP, we may be subject to significant civil and criminal penalties, including exclusion from federal health care programs.

By statute, new drugs administered in hospital outpatient departments that are granted “pass-through status” also are reimbursed at ASP plus six percent for two to three years after they are granted pass-through status. Kyprolis has not yet been granted pass-through status and claims will initially be reimbursed by Medicare Part B at 95% of the Average Wholesale Price, or AWP, until Kyprolis is assigned a product specific product code. CMS establishes the hospital outpatient payment rates by regulation for drugs that do not have pass-through status. For 2012, these drugs are reimbursed at ASP plus four percent if they have an average cost per day exceeding $75; drugs with an average cost per day less than $75 are not separately reimbursed, and CMS packages payment into the payment for the associated procedure (an ambulatory payment classification group) as part of the overall cost of the outpatient service provided to Medicare beneficiaries.   In future years, CMS could change both the payment rate and the average cost threshold, and these changes could adversely affect payment for Kyprolis.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “PPACA”) is expected to impact the United States pharmaceutical industry substantially, including with regard to how health care is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•                  an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, not including orphan drug sales;

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

•                  new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any payment or “transfer of value” made or distributed to teaching hospitals, prescribers and other healthcare providers, and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required no earlier than January 1, 2013 and reporting to be required at a later date yet to be specified;

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

On June 28, 2012, the United States Supreme Court upheld the constitutionality of PPACA, excepting certain provisions, noted above, that would have required states to expand their Medicaid programs or risk losing all of the state’s Medicaid funding. At this time, it remains unclear whether there will be any further changes made to PPACA, whether in part or in its entirety.  Moreover, state and federal legislative and regulatory proposals aimed at reforming the healthcare system in the United States continue to be proposed, the effect of which, if enacted, could adversely impact our product sales and results of operations.

U.S. and foreign policymakers and payers continue to express significant interest in promoting reforms aimed at containing healthcare costs, improving quality and/or expanding access.  In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control.  The use of formal economic metrics has been increasing across Europe, as well as in several emerging markets throughout the world, to determine whether or not a new product will be reimbursed and, increasingly, in setting the maximum price at which the product will be reimbursed.  With increased budgetary constraints, payers in many countries employ a variety of measures to exert downward price pressure such as international price referencing, therapeutic reference pricing (e.g., setting the reimbursement rate for a given class of agents at the lowest price within the class), increasing mandates or incentives for generic substitution, and government-mandated discounts and price cuts.

In the United States, reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that already are reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and/or imperfections in Medicare or Medicaid data used to calculate these rates. Net prices for products are reduced by mandatory discounts or rebates required by government health care programs and privately-negotiated discounts. While we will implement policies in an effort to comply with mandated reimbursement rates, the United States government, state governments and private payers frequently pursue actions against pharmaceutical and biotechnology companies alleging that the companies have overstated prices in order to inflate reimbursement rates. Any such action could adversely affect the pricing of and the commercial success of our products and expose us to civil money penalties or other liability.

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

The market size for Nexavar in treating unresectable liver cancer depends on several factors, including educating treating physicians on the appropriate use of Nexavar and the management of patients who are receiving Nexavar. Achieving these goals may be difficult as liver cancer patients typically have underlying liver disease and other comorbidities and can be treated by a variety of medical specialists. In addition, screening, diagnostic and treatment practices can vary significantly by region. Further, liver cancer is common in many regions in the developing world where the healthcare systems are limited and reimbursement for Nexavar is limited or unavailable, which will likely limit or slow adoption. While we have established Nexavar as part of the treatment paradigm for liver cancer, we may not be able to successfully achieve its full market potential for this indication. In addition, certain countries require pricing to be established before reimbursement for this indication may be obtained and in some Asian Pacific countries where most of the current market is private pay, these approvals require prolonged negotiations with the governments, potentially including multiple government agencies. In addition, we may not receive or maintain pricing approvals at favorable levels or at all, which could harm our ability to broadly market Nexavar.

Nexavar has not been approved in any indications other than unresectable liver cancer and advanced kidney cancer. We and Bayer are currently conducting a number of clinical trials of Nexavar; however, our clinical trials may fail to demonstrate that Nexavar is safe and effective in other indications, and Nexavar may not gain additional regulatory approval, which would limit the potential market for the product and harm our future prospects. If we are not able to obtain approval for label expansion or alternative delivery mechanisms, we will have incurred significant clinical trial costs without corresponding benefits, our future prospects may suffer and our business and financial condition could be materially and adversely affected. Success in one or even several cancer types does not indicate that Nexavar would be approved or have successful clinical trials in other cancer types. Regulatory requirements change over time, including acceptable clinical endpoints. We may be unable to satisfy new requirements or expectations of regulatory authorities and hence, Nexavar may never be approved in additional indications.

* Even if our products receive regulatory approval, guidelines and recommendations published by various organizations may affect the uptake, adoption and/or use of those products.

Government agencies issue regulations and guidelines directly applicable to us and to our products and to Bayer’s products. In addition, professional societies, practice management groups, private health/science foundations and organizations involved in various diseases from time to time publish guidelines or recommendations to the medical and patient communities. These various sorts of recommendations may relate to such matters as product usage, dosage, route of administration and use of related or competing therapies. Such recommendations or changes to such recommendations or other changes or other guidelines advocating alternative therapies could result in decreased use of Nexavar, Kyprolis and Stivarga, which may adversely affect our results of operations.

* We are dependent upon our collaborative relationship with Bayer to further develop, manufacture and commercialize Nexavar and Stivarga.

Our success for developing, manufacturing and commercializing Nexavar and Stivarga depends in large part upon our relationship with Bayer. If we are unable to maintain our collaborative relationship with Bayer, we may be unable to continue development, manufacturing and marketing activities at our own expense. If we were able to do so on our own, this would significantly increase our capital and infrastructure requirements, would necessarily impose delays on development programs, may limit the indications we are able to pursue and could prevent us from effectively developing and commercializing Nexavar and Stivarga. Disputes with Bayer may delay or prevent us from further developing, manufacturing or commercializing or increasing the sales of Nexavar, and could lead to additional disputes with Bayer, which could be time consuming and expensive. As permitted under our amended collaboration agreement and regorafenib agreement with Bayer, we may develop Nexavar and/or Stivarga in certain indications at our own expense. If we were to do so, this would increase our research and development costs, could impose delays on other development programs, and/or could limit the indications we are able to pursue.

We are subject to a number of risks associated with our dependence on our collaborative relationship with Bayer, including:

•                  unfavorable decisions by Bayer regarding the amount and timing of resource expenditures for the development and commercialization of Nexavar and Stivarga;

•                  possible disagreements as to development plans, clinical trials, regulatory marketing or sales;

•                  our inability to co-promote Nexavar or Stivarga in any country outside the United States, which makes us solely dependent on Bayer to promote Nexavar and Stivarga in foreign countries;

•                  Bayer’s right to terminate the collaboration agreement on limited notice in certain circumstances involving our insolvency or material breach of the agreement;

•                  loss of significant rights if we fail to meet our obligations under the collaboration agreement;

•                  adverse regulatory or legal action against Bayer resulting from failure to meet healthcare industry compliance requirements in the promotion and sale of Nexavar and/or Stivarga, including federal and state reporting requirements;

•                  changes in key management personnel at Bayer, including Bayer’s representatives on the collaboration’s executive team; and

•                  disagreements with Bayer regarding interpretation or enforcement of the collaboration agreement and/or the regorafenib agreement.

We have limited ability to direct Bayer in its promotion of Nexavar and Stivarga and we may be unable to obtain any remedy against Bayer. Bayer may not have sufficient expertise to promote or obtain reimbursement for oncology products in foreign countries and may fail to devote appropriate resources to this task. In addition, Bayer may establish a sales and marketing infrastructure for Nexavar outside the United States that is too large and expensive in view of the magnitude of the Nexavar sales opportunity. We are at risk with respect to the success or failure of Bayer’s commercial decisions related to Nexavar and Stivarga as well as the extent to which Bayer succeeds in the execution of its strategy.

Bayer’s development of other products, including Stivarga, may provide Bayer incentives to develop and commercialize Nexavar that are different from our own. In preparation for approval and commercialization of Stivarga in the treatment of metastatic colon cancer and GIST we have elected to increase the number of sales representatives necessary to promote Nexavar and Stivarga. This may result in disrupting many current relationships with physicians. The new representatives and current representatives may not be able to have access to or will have a delay in access to the physicians. This could result in lower sales of Nexavar and Stivarga for the time period until access is established or lower sales permanently if access is not fully re-established. In addition, selling two products is more complex than selling a single product, and some representatives may be slow to or unable to make this transition, resulting in lower sales in their territory.

Under the terms of the collaboration agreement, we and Bayer must agree on the development plan for Nexavar. If we and Bayer cannot agree, clinical trial progress could be significantly delayed or halted. Bayer has the right, upon 60 days’ notice, to cease co-funding of the development of Nexavar. If Bayer ceases co-funding Nexavar development, further development of Nexavar could be delayed and we may be unable to fund the development costs on our own and may be unable to find a new collaborator. If we or Bayer cease funding development of Nexavar under the collaboration agreement, then the party which ceases funding will be entitled to receive a royalty, but not to share in profits.

In addition, Bayer has the right, which it is not currently exercising, to nominate a member to our board of directors as long as we continue to collaborate on the development of a compound. Because of these rights, ownership and voting arrangements, our stockholders may not be able to effectively control the election of all members of the board of directors and our ability to independently determine all corporate actions could be diminished.

Moreover, we are highly dependent on Bayer for timely and accurate information regarding any revenues realized from sales of Nexavar and Stivarga and the costs incurred in developing and selling Nexavar, in order to accurately report our results of operations. If we do not receive timely and accurate information or incorrectly estimate activity levels associated with the co-promotion and development of Nexavar and Stivarga, we could be required to record adjustments in future periods and may be required to restate our results for prior periods. Such inaccuracies or restatements could cause a loss of investor confidence in our financial reporting or lead to claims against us, harming our operations and future prospects.

Our collaboration agreement with Bayer will terminate when patents expire that were issued in connection with product candidates discovered under that agreement, or at the time when neither we nor Bayer are entitled to profit sharing under that agreement, whichever is later. Our right to royalties on the sale of Stivarga will terminate with expiration of Stivarga patents. The worldwide patents and patent applications covering Nexavar and Stivarga are owned by Bayer and certain patents are licensed to us through our collaboration agreement and regorafenib agreement. We have limited control over the filing, strategy, or prosecution of the Nexavar and Stivarga patent applications and no control of enforcement or defense of the patents outside the United States.

We may need additional funds, our future access to capital is uncertain, and unstable market and economic conditions may have serious adverse consequences on our business.

We may need additional funds to conduct the costly and time-consuming activities related to the development and commercialization of Nexavar and Kyprolis and our other product candidates, including manufacturing, clinical trials and regulatory approval. Also, we may need funds to develop our early stage product candidates, to acquire rights to additional product candidates, or acquire new or complementary businesses. Our future capital requirements will depend upon a number of factors, including:

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

We believe that our existing capital resources and interest thereon will be sufficient to fund our current development plans beyond 2013. However, if we change our development plans, acquire rights to or license additional products, or seek to acquire new or complementary businesses, we may need additional funds sooner than we expect. In addition, we anticipate that our expenses related to Kyprolis will increase over the next several years. While these costs are unknown at the current time, we may need to raise additional capital and may be unable to do so.

Our general business may be adversely affected by global economic difficulties, a volatile business environment and continued unpredictable and unstable market conditions. If the equity and credit markets do not sustain improvement or begin to deteriorate again, it may make any necessary future debt or equity financing more difficult, more costly and more dilutive, and may result in adverse changes to product reimbursement and pricing and sales levels, which would harm our operating results. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and future prospects and could require us to delay or abandon clinical development plans or plans to acquire additional technology. There is also a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn, such that we would lose our status as a Well-Known Seasoned Issuer, which allows us to more rapidly and more cost-effectively seek to raise funds in the public markets.

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

A majority of Nexavar sales are generated outside of the United States, and a significant percentage of Nexavar commercial and development expenses are incurred outside of the United States. Under our collaboration agreement, when these sales and expenses are translated into U.S. dollars by Bayer in determining amounts payable to us or payable by us, we are exposed to fluctuations in foreign currency exchange rates. We also incur a significant percentage of research and development expenses for Kyprolis and our earlier-stage development products in currencies other than the U.S. dollar. We enter into transactions to manage our exposure to fluctuations in foreign currency exchange rates. Such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which there is a change in the expected differential between the underlying exchange rate in the contracts and actual exchange rate.

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

* If serious adverse side effects are associated with Nexavar,Stivarga or Kyprolis, our business could be harmed.

The FDA-approved package inserts for Nexavar, Kyprolis and Stivarga includes several warnings relating to observed adverse reactions. With commercial use and additional clinical trials of these products, we and Bayer have updated and expect to continue to update adverse reactions listed in the package insert to reflect current information. If additional adverse reactions emerge, or a pattern of severe or persistent previously observed side effects is observed in the relevant patient populations, the FDA or other regulatory agencies could modify or revoke marketing approval of any product or we may choose to withdraw one or more products from the market. If this were to occur, we may be unable to obtain marketing approval in additional indications. In addition, if patients receiving Nexavar, Kyprolis or Stivarga were to suffer harm as a result of their use of these products, these patients or their representatives may bring claims against us. These claims, or the mere threat of these claims, could have a material adverse effect on our business and results of operations.

We expect to seek additional regulatory approvals of Kyprolis in the United States and other countries. We have observed and reported safety and adverse events in Kyprolis clinical trials, which may increase the risk that FDA, or other regulatory agencies, could reject future application(s) for marketing approval. Similarly Bayer is seeking additional regulatory approval for Stivarga, and has reported safety and adverse events in Stivarga trials, which may increase the risk that regulatory agencies could reject additional marketing approval for Stivarga. Even if Bayer succeeds in obtaining multiple regulatory approvals for Stivarga, we expect that their package inserts, if approved, will include information related to safety and adverse events, which could limit the market potential or reimbursability of either or both products

If previously unforeseen and unacceptable side effects are observed in Nexavar, Kyprolis, or Stivarga, we may be unable to proceed with further clinical trials, to seek or obtain regulatory approval in one or more indications, or to realize full commercial benefits of our products. In clinical trials, patients may be treated with Nexavar, Kyprolis, or Stivarga as a single agent or in combination with other therapies. During the course of treatment, these patients may die or suffer adverse medical effects for reasons unrelated to our products, including adverse effects related to the products that are administered in combination with our products. These adverse effects may impact the interpretation of clinical trial results, which could lead to adverse conclusions regarding the toxicity or efficacy of Nexavar, Kyprolis, or Stivarga.

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

For Kyprolis, we are responsible for managing communications with regulatory agencies, including filing investigational new drug applications, filing new drug applications, submission of promotional materials and generally directing the regulatory processes. We have limited experience directing such activities and may not be successful with our planned development strategies, on the planned timelines, or at all. If we fail to conduct any required post-approval studies or if the studies fail to verify that any of our product candidates are safe and effective, our FDA approval could be revoked.

If we or Bayer fail to comply with applicable regulatory requirements we could be subject to penalties, including fines, suspensions of regulatory approval, product recall, seizure of products and criminal prosecution.

To date, the FDA has approved Nexavar only for the treatment of advanced kidney cancer and unresectable liver cancer. Physicians are not prohibited from prescribing Nexavar for the treatment of diseases other than advanced kidney cancer or unresectable liver cancer, however, we and Bayer are prohibited from promoting Nexavar for any non-approved indication, often called “off label” promotion. Likewise, to date, the FDA has approved Kyprolis only for the treatment of patients with multiple myeloma who have received at least two prior therapies, including bortezomib and an immunomodulatory agent, and have demonstrated disease progression on or within 60 days of completion of the last therapy; and Stivarga only for the treatment of patients with metastatic colorectal cancer (mCRC) who have been previously treated with currently available therapies. Although physicians are not prohibited from prescribing Kyprolis or Stivarga for the treatment of diseases other than the FDA-approved indication, we are prohibited from promoting Kyprolis or Stivarga for any other indications. The FDA and other regulatory agencies actively enforce regulations prohibiting off label promotion and the promotion of products for which marketing authorization has not been obtained. A company that is found to have improperly promoted an off label use may be subject to significant liability, including civil and administrative remedies, as well as criminal sanctions.

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

Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). We could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business. International laws, such as the EU Data Privacy Directive (95/46/EC) and Swiss Data Privacy Act, regulate the processing of personal data within Europe and between European countries and the United States. Failure to provide adequate privacy protections and maintain compliance with Safe Harbor mechanisms could jeopardize business transactions across borders and result in significant penalties.

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

Nexavar, Kyprolis, Stivarga, or our other product candidates that may be approved may not gain market acceptance among physicians, patients, healthcare payers and/or the medical community or the market may not be as large as forecasted. Third-party payers and governments are increasingly challenging the pricing of medical products and services, especially in global markets, and their reimbursement practices may affect the price levels for Nexavar, Kyprolis or Stivarga, if approved, or any other future product. Governments outside of the United States may increase their use of risk-sharing programs, which will only pay for a drug after it demonstrates efficacy in a given patient. In addition, governments may increasingly rely on Health Technology Assessments to determine payment policy for cancer drugs. Health Technology Assessments are used by governments to assess if health services are safe and cost-effective. In addition, the market for our products may be limited by third-party payers who establish lists of approved products and do not provide reimbursement for products not listed. If our products are not on the approved lists in one or more countries, our sales may suffer. Non-government organizations can influence the use of our products and reimbursement decisions for our products in the United States and elsewhere. For example, the National Comprehensive Cancer Network, or NCCN, a not-for-profit alliance of cancer centers, has issued guidelines for the use of Nexavar in the treatment of advanced kidney cancer and unresectable liver cancer. These guidelines may affect treating physicians’ use of Nexavar.

Nexavar’s success in Europe and other regions, particularly in Asia Pacific, could also depend on obtaining and maintaining government reimbursement. For example, in Europe and in many other international markets, patient access is limited for medicines that are not reimbursed by the government. Negotiating prices with governmental authorities can delay commercialization by up to twelve months or more. Even if reimbursement is available, reimbursement policies may adversely affect sales and profitability of Nexavar. In addition, in Europe and in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. In the Asia-Pacific region, excluding Japan, China leads in Nexavar sales, however, reimbursement typically requires multiple steps. Also, in December 2009, health authorities in China published a new National Reimbursement Drug List, or NRDL, which lists medicines that are expected to be sold at government-controlled prices. There were no targeted oncology drugs, including Nexavar, on the NRDL, however, the Ministry of Human Resource and Social Security, the group responsible for developing the NDRL, could establish a mechanism and framework for reimbursement of high-value innovative products, such as targeted oncology drugs. Reimbursement policies are subject to change due to economic, political or competitive factors. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending.

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

* Forecasting sales of Kyprolis may be difficult and revenue recognition may be deferred. If our revenue projections are inaccurate or revenue is deferred and our business forecasting and planning decisions are not reflected in our actual results, our business may be harmed and our future prospects may be adversely affected.

Kyprolis may not be adopted rapidly, or at all, by physicians. Factors that can affect the rate of adoption and that can increase the difficulty of forecasting sales include the following:

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

•                  rates of returns and rebates;

•                  uncertainty of launch trajectory;

•                  our ability to manufacture and deliver Kyprolis in commercially sufficient quantities;

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

* Our financial results depend on management’s selection of accounting methods and certain assumptions and estimates

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in our reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our financial condition and results. The preparation of our financial statements require us to make significant estimates, assumptions and judgments that affect the amounts of assets, liabilities, revenues and expenses and related disclosures. Significant estimates made by us include assumptions used in the determination of revenue recognition and the calculation of reserves, the fair value of marketable securities, revenue from the Bayer collaboration agreement, multiple element arrangements, the effect of business combinations, fair value measurement of tangible and intangible assets and liabilities, goodwill and other intangible assets, fair value of convertible senior notes, research and development expenses, stock-based compensation and the provision for income taxes. For example, our management exercised judgment in determining the appropriate revenue recognition policy for product sales of Kyprolis. Although we base our estimates and judgments on historical experience, our interpretation of existing accounting literature and on various other assumptions that we believe to be reasonable under the circumstances, if our interpretation or application of existing accounting literature is deemed to be materially incorrect, actual results may differ materially from these estimates.

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

Negotiations associated with an acquisition or strategic investment could divert management’s attention and other company resources. Any of the following risks associated with future acquisitions or investments could impair our ability to grow our business, develop new products, or sell Nexavar, Stivarga or Kyprolis, and ultimately could have a negative impact on our growth or our financial results for many reasons, including:

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

In addition, the consideration for any future acquisition could be paid in cash, shares of our common stock, the issuance of convertible debt securities or a combination of cash, convertible debt and common stock. If we make an investment in cash or use cash to pay for all or a portion of an acquisition, our cash and investment balances would be reduced which could negatively impact our liquidity, the growth of our business or our ability to develop new products. However, if we pay the consideration with shares of common stock, or convertible debentures, the holdings of our existing stockholders could be diluted. We cannot forecast the number, timing or size of future strategic investments or acquisitions, or the effect that any such investments or acquisitions might have on our operations or financial results.

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

We may need to further expand our sales, market access, managerial, operational, administrative and other functions in order to commercialize Kyprolis and/or Stivarga, manage and fund our operations and continue our development activities. To support this growth, we have hired and intend to continue hiring additional employees. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

These and other risks described elsewhere in these risk factors associated with our international operations could materially adversely affect our business.

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

We incurred senior indebtedness in August 2009 when we sold $230 million aggregate principal amount of 4.0% convertible senior notes due 2016, (the “2016 Notes”). We may also incur additional long-term indebtedness or obtain working capital lines of credit to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

The conditional conversion features of the 2016 Notes were triggered on October 1, 2012, and the holders of the 2016 Notes are now entitled to convert the 2016 Notes through December 31, 2012, at their option. If one or more holders elect to convert their 2016 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the applicable conversion rate, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2016 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2016 Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

We face product liability risks and may not be able to obtain adequate insurance.

The sales of Nexavar, Stivarga and Kyprolis, and the use of Nexavar, Kyprolis, Stivarga and/or other products and product candidates in clinical trials expose us to product liability claims. In the United States, FDA approval of a drug may not offer protection from liability claims under state law (i.e., federal preemption defense), the tort duties for which may vary state to state. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of Nexavar, Kyprolis, Stivarga and/or future products.

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

•                  withdrawal of clinical trial volunteers; and

•                  loss of revenues.

We or Bayer may not be able to protect or enforce our or their intellectual property rights and we may not be able to operate our business without infringing the intellectual property rights of others.

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

Patents and patent applications covering Nexavar and Stivarga are owned by Bayer. Those Nexavar patents that arose out of our collaboration agreement with Bayer are licensed to us, including two United States patents covering Nexavar and pharmaceutical compositions of Nexavar.  Both patents will expire January 12, 2020. These two patents are listed in the FDA’s Approved Drug Product List (Orange Book). Based on publicly available information, Bayer also has patents in several European countries covering Nexavar, which will expire in 2020. Bayer has other patents and patent applications pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extension, the entitlement to and the term of which cannot presently be calculated, in part because Bayer does not share with us information related to its Nexavar patent portfolio. We cannot be certain that these issued patents and future patents if they issue will provide adequate protection for Nexavar or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise. Similarly, we cannot be certain that the patents and patent applications acquired in the Proteolix acquisition, or licensed to us by any licensor, will provide adequate protection for Kyprolis or any other product, or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise. The patents related to Kyprolis and oprozomib will begin to expire in 2025 and 2027, respectively. Third parties may claim to have rights in the assets that we acquired with Proteolix, including Kyprolis, or to have intellectual property rights that will be infringed by our commercialization of the assets that we acquired with Proteolix. If third parties were to succeed in such claims, our business and company could be harmed.

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

In addition, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act, in particular the first-to-file provision, and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

* Limited foreign intellectual property protection and compulsory licensing could limit our revenue opportunities.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. The requirements for patentability may differ in certain countries, particularly developing countries. In 2009, we became aware that a third-party had filed an opposition proceeding with the Chinese patent office to invalidate the patent that covers Nexavar. Unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug, such as Nexavar. The third party filed an appeal to the Beijing No. 1 Court to which Bayer responded and the Court found in Bayer’s favor. The appeal period for this decision has recently expired, and thus the Nexavar Chinese patent has been upheld.

Generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of the Nexavar patents, requiring Bayer and us to engage in complex, lengthy and costly litigation or other proceedings. Generic drug manufacturers may develop, seek approval for, and launch generic versions of Nexavar. For example, Bayer has a patent in India that covers Nexavar. Cipla Limited, an Indian generic drug manufacturer, applied to the Drug Controller General of India (DCGI) for market approval for Nexavar, which Bayer sought to block based on its patent. Bayer sued the DCGI and Cipla Limited in the Delhi High Court requesting an injunction to bar the DCGI from granting Cipla Limited market authorization. The Court ruled against Bayer, stating that in India, unlike the U.S., there is no link between regulatory approval of a drug and its patent status. Bayer unsuccessfully appealed. Consequently, Bayer has appealed to the Indian Supreme Court, and has filed a patent infringement suit against Cipla that is currently pending before the Delhi high court, Cipla, however, is now selling a generic version of Nexavar in India. Also, recently, India’s controller general of patents, designs and trademarks has granted a compulsory license to the Indian generic drug manufacturer, Natco, to make a generic version of Nexavar, and Natco has commenced production of a generic version of Nexavar. Bayer has appealed this ruling, and has also sued Natco for patent infringement. The compulsory license granted to Natco does not give Natco the right to sell Nexavar outside of India. Two other Indian companies, MDL ChemPharm and BDR Pharmaceuticals Inc., have filed for a compulsory license to sell generic Nexavar. Bayer has sued both these parties for patent infringement.

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

Our research and development activities involve the controlled use of hazardous or potentially hazardous materials, including chemical, biological and radioactive materials. In addition, our operations produce hazardous waste products. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may incur significant additional costs to comply with these and other applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could significantly deplete or even exhaust our resources. We do not have any insurance for liabilities arising from hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and manufacturing efforts, which could harm our business. We are subject to various laws and regulations governing laboratory practices and the experimental use of animals. We are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”), and the Environmental Protection Agency (the “EPA”), and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. OSHA and/or the EPA may promulgate regulations that may affect our research and development programs.

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

If a fundamental change occurs prior to the maturity date of the 2016 Notes, holders of the notes will have the right, at their option, to require us to repurchase all or a portion of their notes. In addition, if a fundamental change occurs prior to the maturity date of 2016 Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its notes in connection with such fundamental change. A fundamental change is defined in the indenture governing the 2016 Notes and includes certain transactions resulting in a change of control  of our common stock, the approval of a plan for our liquidation or dissolution  or the delisting of our common stock from the NASDAQ or other national securities exchanges.  In addition, the indenture for the notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2016 Notes. These and other provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.

* Our business may be affected by other legal proceedings.

We have been in the past, and may become in the future, involved in legal proceedings, such as our lawsuit against Bayer regarding Stivarga and Nexavar. Civil and criminal litigation is inherently unpredictable and outcomes can result in significant fines, penalties and/or injunctive relief that could affect how we operate our business. Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, legal fees and costs incurred in connection with such activities may be significant. We cannot predict with certainty the outcome of any legal proceedings in which we become involved and it is difficult to estimate the possible costs to us stemming from these matters. Settlements and decisions adverse to our interests in legal actions could result in the payment of substantial amounts and could have a material adverse effect on our cash flow, results of operations and financial position.

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

Certain provisions of our certificate of incorporation and bylaws, as well as provisions of the Delaware General Corporation Law, may have the effect of delaying, deferring or preventing a change in control of us, including transactions in which our stockholders might otherwise have received a substantial premium for their shares over then current market prices. For examples, these provisions:

•                  give authority to our board of directors to issue preferred stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any stockholder vote;

•                  provide for a board of directors consisting of three classes, each of which serves for a different three-year term and do not provide for cumulative voting in the election of directors;

•                  provide that stockholders may only act at a duly called meeting of stockholders and not by written consent;

•                  allow special meetings of the stockholders to be called only by the chairman of the board, the chief executive officer, the board or 10% or more of the stockholders entitled to vote at the meeting;

•                  require stockholders to give advance notice prior to submitting proposals for consideration at stockholders’ meetings or to nominate persons for election as directors; and

•                  restrict certain business combinations between us and any person who beneficially owns 15% or more of our outstanding voting stock.

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

Following the commercial launch of Kyprolis, we expect that a portion of our sales and trade accounts receivable will arise from its sales in the United States and will be primarily with a limited number of drug wholesalers and specialty distributors. As a result, we will be highly dependent on these customers. This concentration of credit risk could increase the risk of financial loss, should one or more of these companies fail. Although we will monitor the financial performance and creditworthiness of our customers and will monitor economic conditions along with associated impacts on the financial markets and its business, there can be no assurance that our efforts will prevent credit losses that could adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

On October 30, 2012, we entered into a letter agreement with Helen I. Torley, our Executive Vice President and Chief Commercial Officer, amending and clarifying certain terms in the letter agreement between us and Dr. Torley dated August 8, 2011 to provide:

(a)  The $225,000 taxable lump-sum relocation bonus provided for in the August 8, 2011 letter agreement will become vested, subject to Dr. Torley’s continued employment, if and when she closes a purchase contract on a residence in the San Francisco Bay Area, provided such closing occurs on or before December 31, 2013. Any earned and vested relocation bonus will be paid in 2013.

(b)  We will continue to pay Dr. Torley monthly housing assistance payments of $3,250 until the earliest of (1) February 2014, or (2) the date she ceases to be an employee for any reason.

Item 6. Exhibits.

2.1(1)†*	Agreement and Plan of Merger dated as of October 10, 2009 among the Company, Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.

2.2(2)†	Amendment No. 1 to Agreement and Plan of Merger dated as of January 27, 2011 between the Company and Shareholder Representative Services LLC.

3.1(3)	Restated Certificate of Incorporation of the Company.

3.2(4)	Amended and Restated Bylaws of the Company.

3.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.5(7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2(3)	Specimen Stock Certificate.

4.3(8)	Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.4(8)	First Supplemental Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.5(8)	Form of 4.00% Convertible Senior Note due 2016.

10.9(iv)(9)+	Amendment No. 1 to Amended and Restated Executive Change in Control Severance Benefits Agreement between the Company and Kaye Foster-Cheek, dated as of July 26, 2012.

10.24(i)+	Letter agreement between the Company and Helen I. Torley, effective as of August 8, 2011.

10.24(ii)+	Letter agreement between the Company and Helen I. Torley, effective as of October 30, 2012.

31.1(10)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(10)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(10)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101***

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

(1)                  Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 13, 2009.

(2)                  Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2011.

(3)                  Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(4)                  Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 5, 2008.

(5)                  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (No. 000-28298).

(6)                  Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(7)                  Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 27, 2011.

(8)                  Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.

(9)                  Filed as an exhibit to Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

ONYX PHARMACEUTICALS, INC.

Date: November 2, 2012	By:	/s/ N. Anthony Coles
N. Anthony Coles
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2012	By:	/s/ Matthew K. Fust
Matthew K. Fust
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1(1)†*	Agreement and Plan of Merger dated as of October 10, 2009 among the Company, Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.

2.2(2)†	Amendment No. 1 to Agreement and Plan of Merger dated as of January 27, 2011 between the Company and Shareholder Representative Services LLC.

3.1(3)	Restated Certificate of Incorporation of the Company.

3.2(4)	Amended and Restated Bylaws of the Company.

3.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.5(7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2(3)	Specimen Stock Certificate.

4.3(8)	Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.4(8)	First Supplemental Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.5(8)	Form of 4.00% Convertible Senior Note due 2016.

10.9(iv)(9)+	Amendment No. 1 to Amended and Restated Executive Change in Control Severance Benefits Agreement between the Company and Kaye Foster-Cheek, dated as of July 26, 2012.

10.24(i)+	Letter agreement between the Company and Helen I. Torley, effective as of August 8, 2011.

10.24(ii)+	Letter agreement between the Company and Helen I. Torley, effective as of October 30, 2012.

31.1(10)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(10)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(10)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101***

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

(1)                  Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 13, 2009.

(2)                  Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2011.

(3)                  Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).

(4)                  Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 5, 2008.

(5)                  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (No. 000-28298).

(6)                  Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(7)                  Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 27, 2011

(8)                  Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.

(9)                  Filed as an exhibit to Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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