Form 10-K
period 2012-12-31
ONYX PHARMACEUTICALS INC
filed 2013-02-28
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-28298

Onyx Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	94-3154463 (I.R.S. Employer Identification No.)

249 East Grand Avenue
South San Francisco, California 94080
(650) 266-0000
(Address, including zip code, and telephone number,
including area code, of registrant's principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.001 par value	NASDAQ Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the last trade price of the common stock reported on the NASDAQ Global Select Market on June 30, 2012 was approximately $3,078,944,469. This excludes 18,498,246 shares of common stock held by directors, officers and stockholders whose beneficial ownership exceeds 5% of the Registrant's common stock outstanding. The number of shares owned by stockholders whose beneficial ownership exceeds 5% was determined based upon information supplied by such persons and upon Schedules 13D and 13G, if any, filed with the SEC. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, that such person is controlled by or under common control with the Registrant, or that such persons are affiliates for any other purpose.

The number of shares of common stock outstanding as of February 22, 2013 was 72,006,021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2012, are incorporated herein by reference into Part III Items 10-14 of this Annual Report on Form 10-K.

PART I.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, or achievements to differ significantly and materially from that expressed or implied by such forward-looking statements. These factors include, among others, those set forth in Item 1A "Risk Factors" and elsewhere in this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "hope," "assume," "future," 'likely," "unlikely," "opportunity," or "continue," or the negative of such terms or other comparable terminology.

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

All references to "the Company," "Onyx," "we," "our," and "us" in this Annual Report on Form 10-K refer collectively to Onyx Pharmaceuticals, Inc. and its wholly-owned subsidiaries.

Item 1.    Business

Overview

We are a biopharmaceutical company dedicated to developing and commercializing innovative therapies that target the molecular mechanisms that cause cancer. By applying our expertise to develop and commercialize therapies designed to exploit the genetic and molecular differences between cancer cells and normal cells, we have built two franchise platforms — one in kinase inhibition and one in proteasome inhibition. In our kinase inhibitor franchise, our lead product, Nexavar® (sorafenib) tablets, is approved in multiple countries for unresectable liver cancer and advanced kidney cancer. With our development and marketing partner Bayer HealthCare Pharmaceuticals Inc., or Bayer, we share equally in the profits and losses of Nexavar worldwide, except Japan. A second oral multi-kinase inhibitor, Stivarga® (regorafenib) tablets, a Bayer compound, is approved in the United States for the treatment of metastatic colorectal cancer (mCRC) and for the treatment of locally advanced, unresectable or metastatic gastrointestinal stromal tumors (GIST); and is under regulatory review for mCRC in the European Union and Japan, and for GIST in Japan. Onyx receives a twenty percent royalty from Bayer on net sales of Stivarga in oncology indications, globally.

In our proteasome inhibitor franchise, Kyprolis® (carfilzomib) for Injection, is approved in the United States for the treatment of patients with multiple myeloma who have received at least two prior therapies including bortezomib and an immunomodulatory agent (IMiD), and have demonstrated disease progression on or within 60 days of completion of the last therapy. We are executing a broad global development plan for Kyprolis across lines of treatment for multiple myeloma. We are also developing two other novel proteasome inhibitors, including an oral proteasome inhibitor, oprozomib (ONX 0912), and an immunoproteasome inhibitor (ONX 0914). In addition to the products described above, we expect to continue to expand our development pipeline, with multiple clinical or preclinical stage product candidates.

We were incorporated in California in February 1992 and reincorporated in Delaware in May 1996. Our corporate headquarters are located at 249 East Grand Avenue, South San Francisco, California 94080, and our telephone number is 650-266-0000.

Our Strategy

We plan to achieve our business strategy of transforming Onyx into a leading biopharmaceutical company in the oncology market by:

  •
  establishing Kyprolis as a treatment for relapsed and refractory multiple myeloma;

  •
  investing broadly in clinical testing to evaluate Kyprolis for additional lines of treatment for multiple myeloma;

  •
  maximizing current opportunities worldwide for Kyprolis and Stivarga in approved indications;

  •
  jointly promoting and marketing Stivarga in the United States as a treatment for metastatic colorectal cancer;

  •
  investing with Bayer in a development program for Nexavar by pursuing other types of cancer, including thyroid and breast cancer;

  •
  preparing for future commercialization opportunities of Nexavar, Stivarga, Kyprolis and oprozomib; and

  •
  continuing to expand our pipeline by advancing earlier stage therapies, as well as pursuing other opportunities.

Marketed Products

Product	Indication
Kyprolis
Advanced Multiple Myeloma
• Relapsed and refractory, monotherapy
Nexavar
Liver Cancer • Unresectable hepatocellular carcinoma, or HCC.
Kidney Cancer • Advanced renal cell carcinoma, or RCC.
Stivarga *
Metastatic Colorectal Cancer
• Third-line, monotherapy
Advanced Gastrointestinal Stromal Tumors (GIST)
• Third-line, monotherapy

*
Stivarga is a Bayer compound being developed by Bayer. Onyx receives a 20% royalty on global net sales in human oncology. Bayer and Onyx are jointly promoting Stivarga in the United States.

Marketed Product — Kyprolis

Kyprolis (carfilzomib) is approved by the United States Food and Drug Administration, or FDA, for the treatment of patients with multiple myeloma who have received at least two prior therapies including bortezomib and an immunomodulatory agent (IMiD), and have demonstrated disease progression on or within 60 days of completion of the last therapy. Approval was based on response rate. Clinical benefit, such as improvement in survival or symptoms, has not been verified. Carfilzomib is a tetrapeptide epoxyketone proteasome inhibitor that irreversibly binds to the N-terminal threonine-containing active sites of the 20S proteasome, the proteolytic core particle within the 26S proteasome. Carfilzomib has antiproliferative and proapoptotic activities in vitro in solid and hematologic tumor cells. Carfilzomib inhibits proteasome activity in blood and tissue and delays tumor growth in models of multiple myeloma, hematologic, and solid tumors.

Commercialization Status

Net sales of Kyprolis from its U.S. commercial launch in late July 2012 to the end of 2012 were $64.0 million. As part of the global commercialization strategy for Kyprolis, Onyx is exploring opportunities in countries outside of the U.S. that consider and permit marketing authorization based on U.S. approval. Onyx expects to pursue agreements with established distributors for regulatory and commercialization activities in those markets. Commercialization in other countries will be subject to successful completion of additional Kyprolis clinical studies and obtaining additional regulatory approvals. In addition, pending results of our 2 ongoing Phase 3 studies, FOCUS and ASPIRE, Onyx expects to pursue registration in Europe.

Marketed Product — Nexavar

Nexavar is approved by regulatory authorities in over 100 countries for the treatment of patients with unresectable liver cancer and advanced kidney cancer. Nexavar is a novel, orally available multiple kinase inhibitor that acts through dual mechanisms of action by inhibiting angiogenesis and the proliferation of cancer cells. A common feature of cancer cells is the excessive activation of signaling pathways that cause abnormal cell proliferation. In addition, tumors require oxygen and nutrients from newly formed blood vessels to support their growth. The formation of these new blood vessels is called angiogenesis. Nexavar inhibits the signaling of VEGFR-1, VEGFR-2, VEGFR-3 and PDGFR-ß, key receptors of Vascular Endothelial Growth Factor, or VEGF, and Platelet-Derived Growth Factor, or PDGF. Both receptors play a role in angiogenesis. Nexavar also inhibits RAF kinase, an enzyme in the RAS signaling pathway that has been shown in preclinical models to be important in cell proliferation. In normal cell proliferation, when the RAS signaling pathway is activated, or turned "on," it sends a signal telling the cell to grow and divide. When a gene in the RAS signaling pathway is mutated, the signal may not turn "off" as it should, causing the cell to continuously reproduce. The RAS signaling pathway plays an integral role in the growth of some tumor types such as liver cancer and we believe that inhibiting this pathway could have an effect on tumor growth. Nexavar also inhibits other kinases involved in cancer, such as KIT, FLT-3 and RET.

Commercialization Status

During 2012, we continued to execute on our value-building strategy with our partner Bayer, by increasing worldwide sales and improving commercial margin of Nexavar.

Nexavar was approved for the treatment of patients with advanced kidney cancer by the FDA in December 2005. It was approved in the European Union in July 2006 for the treatment of patients with advanced kidney cancer who have failed prior therapy or are considered unsuitable for other therapies. In the fourth quarter of 2007, Nexavar was approved in the European Union and United States for the treatment of patients with unresectable liver cancer. Nexavar is now approved in over 100 countries worldwide for the treatment of advanced kidney cancer and unresectable liver cancer. In the United States, we co-promote Nexavar with Bayer. Outside of the United States, Bayer manages all commercialization activities. In 2012, worldwide net sales of Nexavar (excluding sales in Japan), as recorded by Bayer, totaled $0.9 billion.

Marketed Product — Stivarga

Stivarga is a Bayer compound and Onyx receives a royalty of 20% on global net sales in human oncology from the sale of Stivarga. In October 2011, Onyx and Bayer entered into an Agreement Regarding Regorafenib in which Onyx agreed that Bayer would pay Onyx a royalty of 20% of any future worldwide net sales of regorafenib in human oncology. Onyx and Bayer also agreed that Onyx will have no obligation to pay past or future development and commercialization costs of regorafenib, except in instances where Onyx opts to develop Stivarga on its own. Onyx has, at this time, opted to co-promote regorafenib in the United States with Bayer, under a fee-for-service arrangement. In addition, Bayer also reimburses Onyx for certain Stivarga related medical science liaisons on a fixed rate. Bayer is responsible, at its sole cost and expense, for the development of Stivarga worldwide.

In September 2012, the FDA approved Stivarga for the treatment of patients with metastatic colorectal cancer (mCRC) who have been previously treated with currently available therapies (including fluoropyrimidine-, oxaliplatin- and irinotecan-based chemotherapy, an anti-VEGF therapy, and, if KRAS wild type, an anti-EGFR therapy). The United States approval of Stivarga is based on results from the pivotal Phase 3 CORRECT study that demonstrated improvement in overall survival (OS) and progression-free survival (PFS) compared to placebo in patients with mCRC whose disease had progressed after approved standard therapies.

In February 2013, the FDA approved Stivarga for the treatment of patients with locally advanced, unresectable or metastatic gastrointestinal stromal tumors (GIST) who have been previously treated with imatinib and sunitinib malate. The United States approval is based on results from the pivotal Phase 3 GRID (GIST — Regorafenib in Progressive Disease) trial that demonstrated regorafenib plus best supportive care (BSC) significantly improved progressive-free survival (PFS) compared to placebo plus BSC in patients with metastatic and/or unresectable GIST who were previously treated with imatinib and sunitinib.

In May 2012, Bayer submitted an application for European marketing authorization for regorafenib for the treatment of patients with mCRC. In September 2012, the Japanese Ministry of Health, Labor and Welfare (MHLW) granted priority review of Bayer's New Drug Application (NDA) for regorafenib for the treatment of patients with mCRC. In the fourth quarter of 2012, Bayer submitted a NDA to the Japanese MHLW for regorafenib in a second potential indication for metastatic and/or unresectable gastrointestinal stromal tumors. As part of a broad development program, Bayer has communicated plans to initiate two additional Phase 3 trials in 2013, in second-line hepatocellular carcinoma (HCC) and in metastatic CRC following resection of liver metastases.

Commercialization Status

We and Bayer jointly promote Stivarga in the U.S. Onyx receives a 20% royalty on Bayer's global net sales of Stivarga in human oncology. For the year ended December 31, 2012, Onyx recorded royalty revenue of $8.3 million.

Product Candidates in Clinical Trials

The following is a partial listing of the development status of Nexavar, Stivarga, Kyprolis and our other product candidates in clinical trials and the status for select indications.

Product Candidate	Indication	Status
Nexavar (Oral kinase inhibitor)	Liver Cancer • Adjuvant therapy (STORM)	Phase 3
Kidney Cancer
	• Adjuvant therapy (SORCE/ASSURE)	Phase 3
Thyroid Cancer
	• Advanced, 1st line, monotherapy (DECISION)	Phase 3
Breast Cancer
	• First/second line, capecitabine +/- (RESILIENCE)	Phase 3
Stivarga *	Gastro Intestinal Stromal Tumor
(Oral kinase inhibitor)	• Advanced, Third-line, monotherapy (GIST)	NDA filed based on Phase 3
Colorectal Cancer
	• Advanced, First-line, mFOLFOX6 +/-	Phase 2
Palbociclib (PD-991) **
(Cell cycle kinase inhibitor)		Phase 2
Kyprolis	Multiple Myeloma
(Proteasome inhibitor for	• Relapsed, lenalidomide, dexamethasone +/- (ASPIRE)	Phase 3
injection)	• Relapsed and refractory, monotherapy (FOCUS)	Phase 3
	• Relapsed, vs. bortezomib + dexamethasone (ENDEAVOR)	Phase 3
	• Front-line, lenalidomide/dexamethasone +/- ***	Phase 1/2
	• Front-line ****	Phase 3
Solid Tumor
	• Monotherapy	Phase 2
Hematologic Malignancies
	• Monotherapy	Phase 1
Oprozomib (ONX 0912) (Oral proteasome inhibitor)		Phase 1b/2
ONX 0914 (Immunoproteasome inhibitor)		Preclinical

*
Stivarga is a Bayer compound being developed by Bayer.
**
Compound being developed by Pfizer.
***
A Multiple Myeloma Research Consortium study
****
Expected to be initiated in 2013

Kinase Inhibitor Franchise

Nexavar Development Strategy

We and Bayer are executing the Nexavar development strategy with two primary areas of focus. First, ongoing clinical trials are designed to expand Nexavar's position in the two currently-approved indications, unresectable liver cancer and advanced kidney cancer. These include studies in adjuvant therapy or treatment given in addition to the primary treatment such as surgery. Secondly, ongoing and planned Phase 3 registration studies are underway in cancer types and settings for which we believe Nexavar's unique features and evidence of activity support development.

We believe Nexavar's unique features, including its efficacy, oral availability and tolerability, may be important attributes that could differentiate it from other anti-cancer agents and enable it to be used broadly in the treatment of cancer. In addition to conducting company-sponsored clinical trials, we collaborate on clinical trials with government agencies, cooperative groups, and individual investigators. Our goal is to maximize Nexavar's commercial and clinical potential by simultaneously running multiple studies to produce the clinical evidence necessary to determine whether Nexavar can benefit patients with other types of cancers. Additionally, because it is difficult to predict the success of any individual clinical trial, running multiple trials may mitigate the effect of failure of any single clinical trial.

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

Phase 3 Trial.    In May 2009, we and Bayer initiated an international trial examining Nexavar tablets in combination with Tarceva® (erlotinib) tablets as a potential new treatment option for patients with advanced liver cancer. The randomized, double-blind, placebo-controlled Phase 3 study, known as Sorafenib and Erlotinib, a Randomized Trial Protocol for the Treatment of Patients with HCC (SEARCH), completed enrollment in early 2011. SEARCH examined whether Nexavar in combination with Tarceva prolongs survival as compared to Nexavar alone. The primary endpoint of the study was overall survival. In July 2012, we announced that the study did not meet its primary endpoint.

Phase 2 Trial.    In March 2009, we and Bayer initiated an international, randomized, double-blind, placebo-controlled clinical trial evaluating Nexavar or placebo in combination with transarterial chemoembolization (TACE) performed with drug eluting beads and doxorubicin for patients with intermediate stage HCC. The study, known as the Sorafenib or Placebo in Combination with TACE for Intermediate Hepatocellular Carcinoma (SPACE) trial, completed enrollment in 2010. In January 2012, we presented the results of the study which showed that it met its primary endpoint of improving time to progression.

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

Phase 3 Trial.    In June 2007, the Medical Research Clinic, or MRC, initiated an international, randomized, double-blind clinical trial comparing Nexavar with placebo in patients with resected primary renal cell carcinoma was initiated. This Phase 3 clinical study is known as the Sorafenib with Placebo in Patients with Resected Primary Renal Cell Carcinoma at High or Intermediate Risk of Relapse (SORCE). The primary endpoint of the study is disease-free survival.

Thyroid Cancer Program

Phase 3 Trial.    In October 2009, we and Bayer began enrolling patients in an international Phase 3 trial to evaluate Nexavar tablets for the treatment of patients with radioactive iodine-refractory, locally advanced or metastatic differentiated thyroid cancer. The trial design called the Study of Sorafenib in Locally Advanced or Metastatic Patients with Radioactive Iodine Refractory Thyroid Cancer (DECISION), is planned to enroll patients with locally advanced or metastatic, radioactive iodine-refractory, differentiated thyroid cancer (papillary, follicular and Hurthle cell) who have received no prior systemic therapy. The primary endpoint of the study is progression-free survival. In January 2013, Onyx and Bayer announced top-line results from the DECISION trial in patients with locally advanced or metastatic radioactive iodine (RAI)-refractory differentiated thyroid cancer. The study met its primary endpoint of improving progression-free survival. Full results are expected to be presented at an upcoming medical meeting. The companies anticipate that this data will form the basis for regulatory submission of Nexavar in the treatment of RAI-refractory differentiated thyroid cancer.

Breast Cancer Program

Phase 3 Trial.    We and Bayer are actively screening patients for an international Phase 3 trial to evaluate Nexavar tablets in combination with capecitabine for the treatment of patients with locally advanced or metastatic HER2-negative breast cancer who are resistant to or have failed prior taxane and an anthracycline or for whom further anthracycline therapy is not indicated, which is known as the "RESILIENCE" trial. The primary endpoint of the study is progression-free survival.

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

Non-Small Cell Lung Cancer (NSCLC) Program

Phase 3 Trial.    In December 2010, enrollment completed in an international randomized, double-blind placebo-controlled Phase 3 trial to evaluate Nexavar tablets in patients with relapsed or refractory advanced predominantly non-squamous NSCLC who have failed two or three previous treatments. This 3rd /4th line study is known as the Monotherapy Administration of Sorafenib in Patients with NSCLC (MISSION) trial. The primary endpoint of the study was overall survival. In May 2012, we announced that the study did not meet its primary endpoint.

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

Stivarga Development Strategy

Stivarga is a Bayer compound and Bayer is responsible, at its sole cost and expense, for the development of Stivarga worldwide.

Gastrointestinal Stromal Tumor Program

In the fourth quarter of 2012, Bayer announced the submission of a New Drug Application, or NDA, to the Japanese MHLW for regorafenib for the treatment of metastatic unresectable gastrointestinal stromal tumors (GIST) in patients whose disease had progressed despite prior treatment. The submission is based on data from pivotal Phase 3 GRID (GIST — Regorafenib in Progressive Disease) trial, which showed that regorafenib plus best supportive care (BSC) significantly improved progression-free survival (PFS) compared to placebo plus BSC in patients with metastatic and/or unresectable GIST who were previously treated with imatinib and sunitinib.

Colorectal Cancer Program

In September 2012, the U.S. FDA approved Bayer's Stivarga® (regorafenib) tablets for the treatment of patients with metastatic colorectal cancer (mCRC) who have been previously treated with currently available therapies (including fluoropyrimidine-, oxaliplatin- and irinotecan-based chemotherapy, an anti-VEGF therapy, and, if KRAS wild type, an anti-EGFR therapy). The United States approval of Stivarga is based on results from the pivotal Phase 3 CORRECT study that demonstrated improvement in overall survival (OS) and progression-free survival (PFS) compared to placebo in patients with mCRC whose disease had progressed after approved standard therapies.

In 2011, Bayer initiated a single arm, non-randomized Phase 2 trial to study the combination of Stivarga with modified FOLFOX6 in patients with metastatic CRC. The primary endpoint of this study is based on the rate of response (i.e. the disease getting smaller). Secondary endpoint includes progression free survival.

Cell Cycle Kinase Inhibitor

In May 1995, we entered into a research and development collaboration agreement with Warner-Lambert Company (formerly Parke Davis), now a subsidiary of Pfizer Inc., or Pfizer, to discover and commercialize small molecule drugs that restore control of, or otherwise intervene in, the misregulated cell cycle in tumor cells. Under this agreement, we developed screening tests, or assays, for jointly selected targets, and transferred these assays to Pfizer for screening of its compound library. The discovery research term ended in August 2001. In the event Pfizer develops a compound identified through this collaboration, we are entitled to receive payments upon achievement of certain clinical development and regulatory milestones and are entitled to receive royalties on worldwide sales.

As a result of the collaboration, Pfizer identified palbociclib (formerly known as PD-0332991), a selective inhibitor of cyclin-dependent kinase 4/6, or CDK 4/6. Pfizer began clinical testing with this drug candidate in late 2004. During the year ended December 31, 2012, we earned $1.5 million in clinical development milestone fees from Pfizer and to date we have earned $3.0 million in clinical development milestone fees relating to this drug candidate. Under this agreement, remaining additional potential milestones payable by Pfizer to Onyx are, in aggregate, up to approximately $11.5 million and royalty payments will be based on an 8% percentage of net sales, if any.

The May 1995 collaboration agreement with Pfizer will remain in effect until the expiration of all licenses granted pursuant to the agreement. The patents that cover PD 0332991 will expire in January 2023, in both the United States and Europe. However, in both regions the patents may be extended up to 5 years under the statues that provide for patent term extensions. There can be, though, no assurance that such extensions will be secured. Either party may terminate the agreement for the uncured material breach of the other party.

Proteasome Inhibitor Franchise

Kyprolis

We are continuing to develop Kyprolis, a next-generation, selective proteasome inhibitor, as a potential cancer treatment. The proteasome is a protein complex that exists in all cells, whether healthy or cancerous. The proteasome controls the turnover of proteins in cells in a regulated manner, but cancer cells are more susceptible to cell death when the proteasome is inhibited. Kyprolis is a novel small molecule, belonging to a class known as peptide ketoepoxides, and is designed to inhibit the proteasome and enable sustained suppression of protein degradation in tumor cells. Kyprolis is currently in multiple clinical trials as summarized below.

Multiple Myeloma Program

We are conducting multiple clinical trials evaluating Kyprolis as a monotherapy in relapsed and/or refractory multiple myeloma patients and in combination with other anti-cancer agents and chemotherapies. Multiple myeloma is the second most common hematologic cancer and results from an abnormality of plasma cells, usually in the bone marrow.

Phase 3 Trial (FOCUS).    In October 2012, Onyx completed enrollment in the FOCUS trial, an international Phase 3 clinical trial evaluating single-agent carfilzomib in 300 patients with relapsed and refractory myeloma. An interim analysis is planned in the second half of 2013 and, if results are positive, could support regulatory filings in Europe in patients with relapsed/refractory myeloma. The FOCUS study is a randomized trial evaluating Kyprolis versus best supportive care of low dose steroids plus cytoxan (optional), in patients with relapsed and refractory multiple myeloma following treatment with at least three prior therapies. The primary endpoint is overall survival with secondary endpoints including PFS, overall response rate (ORR), clinical benefit rate (CBR) and duration of response (DOR), as well as safety.

Phase 3 Trial (ASPIRE).    In February 2012, Onyx completed enrollment in an international Phase 3 trial evaluating carfilzomib plus lenalidomide (Revlimid®) and low-dose dexamethasone when compared to lenalidomide and low-dose dexamethasone alone in 780 patients with relapsed multiple myeloma. The trial, referred to as ASPIRE, enrolled patients with relapsed multiple myeloma following treatment with one to three prior regimens. The primary endpoint of the study is progression-free survival. The trial is being conducted under a Special Protocol Assessment (SPA) from the FDA. An SPA is an agreement with the FDA on the design and planned analysis for a clinical trial which is intended to form the basis for a marketing application and which may only be changed through a written agreement between the sponsor and the FDA, or if the FDA becomes aware of new public health concerns. We also sought Scientific Advice from the European Medicines Agency (EMA) on the design and planned analysis of the ASPIRE trial. The ASPIRE trial may either serve as the confirmatory trial for full approval, since accelerated approval was granted on the basis of the 003-A1 data.

Phase 3 Trial (ENDEAVOR).    In July 2012, Onyx initiated a global Phase 3 trial evaluating carfilzomib in combination with dexamethasone versus bortezomib (Velcade®) with dexamethasone in 888 patients with relapsed multiple myeloma, referred to as the ENDEAVOR trial. The ENDEAVOR (RandomizEd, OpeNLabel, Phase 3 Study of Carfilzomib Plus DExamethAsone Vs Bortezomib Plus DexamethasOne in Patients With Relapsed Multiple Myeloma) trial is an 888 patient study evaluating Kyprolis in combination with dexamethasone, versus Velcade® (bortezomib) with dexamethasone in patients whose multiple myeloma has relapsed after at least one, but not more than three prior therapeutic regimens. The primary endpoint of the trial is progression-free survival. Secondary endpoints include overall survival, overall response rate, duration of response, and safety. Patients will be randomized to receive Kyprolis intravenously (20mg/m2 on days 1 and 2 of cycle 1 only, then 56 mg/m2 subsequently) with low-dose dexamethasone (20mg), versus bortezomib (1.3 mg/m2) with low-dose dexamethasone. Bortezomib can be administered subcutaneously or intravenously at the discretion of the investigator and in accordance with regulatory approval of bortezomib.

Phase 2 Trial.    In December 2011, data was presented from the "004" trial. The primary endpoint was overall response rate and secondary endpoints included time to progression, duration of response, overall survival and safety. Results of over 120 evaluable patients demonstrated that single-agent Kyprolis achieved high overall response rates of up to 51% in bortezomib-naïve patients with relapsed myeloma, with minimal neuropathy. These responses were durable with a median duration of response not yet reached at the time of the data presentation.

Phase 1b/2 Trial.    In May 2011, data was presented from a Phase 1b/2 combination study, known as the "006" trial, of Kyprolis with lenalidomide and dexamethasone in patients with relapsed multiple myeloma. The primary endpoint of the study was to evaluate safety and maximum tolerated dose. Results demonstrated the achievement of the safe combination of full dose Kyprolis with full dose lenalidomide and low dose once weekly dexamethasone.

Phase 1/2 Trial.    In December 2011, results of a Phase 1/2 trial were presented at the American Society of Hematology demonstrating a 100% overall response rate and minimal toxicity. The investigator-sponsored study was designed to evaluate the safety and to determine the maximum tolerated dose of Kyprolis plus lenalidomide in combination with dexamethasone in newly diagnosed multiple myeloma patients with no prior treatment.

Phase 1/2 Trial (CHAMPION).    In August 2012, Onyx initiated a Phase 1/2, multicenter, single-arm, nonrandomized, open-label and dose-escalation study of weekly Kyprolis and dexamethasone for patients with progressive multiple myeloma. This trial is part of the CHAMPION program, a consortium of community physicians that supports clinical trials and is seeking to gain exposure to Kyprolis. The Phase 1 dose escalation portion is enrolling patients into sequential dose-escalating cohorts consisting of 3 patients each to establish the maximum tolerated dose of Kyprolis administered weekly as a 30-minute intravenous infusion with dexamethasone. The Phase 2 portion will enroll patients using the maximum tolerated dose established for Kyprolis from the Phase 1 portion of the study.

Frontline — In 2013, Onyx expects to initiate a Phase 3 trial evaluating carfilzomib in patients with newly diagnosed multiple myeloma.

Oprozomib (ONX 0912)

Oprozomib is an oral proteasome inhibitor in Phase 1b/2 clinical development that is based on similar novel chemistry as Kyprolis. Oprozomib has demonstrated preclinical anti-tumor activity and a broad therapeutic window in preclinical models. In 2011, we initiated a Phase 1b/2 study of oprozomib to assess optimal dosing in patients with hematologic malignancies. A new extended release tablet of oprozomib is being assessed in an ongoing Phase 1b/2 trial in hematologic malignancies including multiple myeloma. Preliminary data is expected to be submitted to a medical conference in the first half of 2013.

Other Product Candidates

ONX 0914

We are developing ONX 0914 to be an inhibitor of the immunoproteasome, with minimal cross-reactivity for the constitutive proteasome. Recent evidence suggests that the immunoproteasome regulates the production of several inflammatory cytokines, including Tumor Necrosis Factor-alpha (TNF-alpha), Interleukin-6 (IL-6), IL-17, and IL-23. In preclinical models of rheumatoid arthritis and lupus, ONX 0914 blocked progression of these diseases at well tolerated doses. We are conducting preclinical studies to evaluate the potential clinical applications of ONX 0914 in the treatment of autoimmune disorders, such as rheumatoid arthritis, inflammatory bowel disease and lupus.

ONX 0801

ONX 0801 is a novel targeted oncology compound in Phase 1 clinical development that is designed to combine two proven approaches to improve outcomes for cancer patients by selectively targeting tumor cells through the alpha-folate receptor, which is overexpressed in a number of tumor types, and inhibiting thymidylate synthase (TS), a key enzyme responsible for cell growth and division. We obtained worldwide product development and commercialization rights to ONX 0801 through a development and license agreement with BTG International Limited, or BTG. In February 2013, Onyx entered into a research collaboration agreement with The Royal Marsden NHS Foundation Trust and The Institute of Cancer Research to conduct a Phase 1 trial of ONX 0801 for the treatment of solid tumors, which is expected to begin in mid-2013.

Manufacturing

Under our collaboration agreement with Bayer, Bayer is responsible for the manufacture and supply of Nexavar and Stivarga for commercial requirements and to support clinical trials. To date, Bayer has manufactured sufficient drug supply to support the current needs of commercial activity and clinical trials in progress. We believe that Bayer has the capability to meet all future drug supply needs and meet the FDA and other regulatory agency requirements.

We currently manufacture Kyprolis and oprozomib through agreements with third-party contract manufacturers, under the oversight and supervision of our technical operations personnel. At this time, we intend to continue to rely on contract manufacturers to produce our products, and we have recruited personnel with manufacturing experience to oversee the production and release of Kyprolis.

The manufacturing process for carfilzomib, which is the Active Pharmaceutical Ingredient, or "API" or "drug substance" of Kyprolis, consists of the processing of starting materials and intermediates PR-16 and PR-26 respectively. Carfilzomib is formulated and then aseptically filled into sterile, single dose vials. The manufacturing process and the analytical methods used to test Kyprolis and its intermediates have been validated as required by regulatory agencies.

All clinical and commercial supplies of the carfilzomib API were produced by Cambridge Major Laboratories, or CML, and processes for the manufacture of the Kyprolis drug product, namely formulation and aseptic filling, were performed by DSM Pharmaceuticals, Inc., or DSM. We have commercially launched Kyprolis with carfilzomib API produced at CML, and with aseptic filling and finishing performed by DSM. All PR-16 and PR-26 active ingredient API starting materials and intermediates were manufactured by Senn Chemicals AG, or Senn.

We are advancing our efforts to complete the validation of manufacturing processes for the carfilzomib API drug substance and Kyprolis drug product by additional contract manufacturing organizations. However, we will continue to rely on a single source of supply, CML for the carfilzomib API drug substance and DSM for the Kyprolis drug product, for the foreseeable future, until validation of other potential suppliers has been completed. We will also continue to rely on a single source of supply, Senn, for PR-16 and PR-26, the active ingredient API starting materials and intermediates.

In support of our plans to commercialize Kyprolis, we entered into commercial supply agreements with Senn, CML and DSM for the supply of commercial materials. On August 29, 2012, we entered into a contract manufacturing agreement with Senn, covering the commercial production of the active ingredient used in the manufacture of Kyprolis. On June 25, 2012, we entered into a contract manufacturing agreement with CML, to manufacture the bulk API drug substance of carfilzomib for the use in the manufacture of Kyprolis. On July 3, 2012, we entered into a contract manufacturing and supply agreement with DSM, to produce commercial quantities of the Kyprolis drug product. Minimum contractual payments to be made by the Company under these license and contract manufacturing agreements for Kyprolis are expected to aggregate to approximately $8.7 million in 2013.

CML and DSM manufactured carfilzomib API drug substance and Kyprolis drug product during the second half of 2012 pursuant to regularly scheduled commercial manufacturing campaigns. In past manufacturing campaigns at DSM we have experienced batch failures. We believe these batch failures were within normal industry rates for the commencement of pharmaceutical product commercial manufacturing. We have completed a review of these batches and under our direction, DSM is in the process of implementing remediation steps that we believe will minimize or eliminate these batch failures in the future.

For more information on our agreements with Senn, CML and DSM, please see "Contract Manufacturing and Supply Agreements" section for each of these companies.

Raw Materials

Raw materials and supplies required for the production of our products and product candidates are available, in some instances from one supplier, and in other instances from multiple suppliers. In those cases where raw materials are only available through one supplier, such supplier may be either a sole source (the only recognized supply source available to us) or a single source (the only approved supply source for us among other available sources). Sole source suppliers include Senn, for PR-16 and PR-26, starting materials and intermediates of the carfilzomib API. Single source suppliers also include CML and DSM, for the manufacture of carfilzomib API drug substance and Kyprolis drug product. We have adopted policies to attempt, to the extent feasible, to minimize our raw material supply risks, including maintenance of greater levels of raw materials inventory and implementation of multiple raw materials sourcing strategies, especially for critical raw materials. Although to date we have not experienced any significant delays in obtaining any raw materials from our suppliers, we cannot provide assurance that we will not face shortages from one or more of them in the future.

Collaboration, Licensing, Option and Other Agreements

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

In March 2006, we and Bayer entered into an agreement to co-promote Nexavar in the United States. The co-promotion agreement amends and generally supersedes those provisions of the 1994 collaboration agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the collaboration agreement continue to govern. Under the terms of the co-promotion agreement and consistent with the collaboration agreement, we and Bayer share equally in the profits or losses of Nexavar in the United States. If for any reason we do not continue to co-promote in the United States, but continue to co-fund development worldwide (excluding Japan), Bayer would first receive a portion of the product revenues to repay Bayer for its commercialization infrastructure, before determining our share of profits and losses in the United States.

In October 2011, we and Bayer entered into an Agreement Regarding Regorafenib, in which we agreed that Bayer would pay Onyx a royalty of 20% of any future worldwide net sales of regorafenib in human oncology. We also agreed that we will have no obligation to pay past or future development and commercialization costs of Stivarga, except in instances where Onyx opts to develop Stivarga on its own. Onyx has the right to co-promote Stivarga in the United States with Bayer, under a fee-for-service arrangement. Bayer is responsible, at its sole cost and expense, for the development of Stivarga worldwide.

In October 2011, we and Bayer also entered into a fourth agreement to our 1994 Collaboration Agreement in which we agreed that Bayer will pay Onyx $160 million and Bayer will have no obligation to pay royalties to Onyx for sales of Nexavar in Japan for any period after December 31, 2011. In addition, Onyx's rights and obligations under the collaboration agreement, including profit-sharing, co-development and co-promotion of Nexavar, will survive any change of control of Onyx.

Our collaboration agreement with Bayer will terminate when patents expire that were issued in connection with product candidates discovered under the agreement, or at the time when neither we nor Bayer are entitled to profit sharing under the agreement, whichever happens last. Our co-promotion agreement with Bayer will terminate upon the earlier of the termination of our collaboration agreement with Bayer or the date products subject to the co-promotion agreement are no longer sold by either party in the United States due to a permanent product withdrawal or recall or a voluntary decision by the parties to abandon the co-promotion of such products in the United States. Either party may also terminate the co-promotion agreement upon failure to cure a material breach of the agreement within a specified cure period.

Our Agreement Regarding Regorafenib will terminate on a country-by-country basis when we are no longer entitled to receive royalties in a particular country.

Onyx has an agreement to co-promote Stivarga in the United States with Bayer. This agreement will terminate upon the first to occur of: (i) the date that Stivarga is no longer sold in the United States due to a permanent withdrawal or recall, (ii) the mutual written agreement of both Onyx and Bayer to abandon the co-promotion program, (iii) early termination of the co-promotion program pursuant to a change of control, or (iv) termination of Onyx's participation in the co-promotion program, at Onyx's option. Alternatively, if Onyx transfers to a third party the right to receive in excess of fifty percent (50%) of the royalty payments to which Onyx is entitled to receive for Stivarga, then Onyx's rights to co-promote Stivarga will terminate.

If the Agreement is terminated, Onyx may, without Bayer's consent, transfer, in whole or in part, its rights to receive royalties for Stivarga.

Collaboration Agreement with Pfizer

In May 1995, we entered into a research and development collaboration agreement with Warner-Lambert Company (formerly Parke Davis), now a subsidiary of Pfizer Inc., or Pfizer, to discover and commercialize small molecule drugs that restore control of, or otherwise intervene in, the misregulated cell cycle in tumor cells. Under this agreement, we developed screening tests, or assays, for jointly selected targets, and transferred these assays to Pfizer for screening of its compound library. The discovery research term ended in August 2001. In the event Pfizer develops a compound identified through this collaboration, we are entitled to receive payments upon achievement of certain clinical development and regulatory milestones and are entitled to receive royalties on worldwide sales.

As a result of the collaboration, Pfizer identified palbociclib (formerly known as PD-0332991), a selective inhibitor of cyclin-dependent kinase 4/6, or CDK 4/6. Pfizer began clinical testing with this drug candidate in late 2004. During the year ended December 31, 2012, we earned $1.5 million in clinical development milestone fees from Pfizer and to date we have earned $3.0 million in clinical development milestone fees relating to this drug candidate. Under this agreement, remaining additional potential milestones payable by Pfizer to Onyx are, in aggregate, up to approximately $11.5 million and royalty payments will be based on an 8% percentage of net sales, if any.

The May 1995 collaboration agreement with Pfizer will remain in effect until the expiration of all licenses granted pursuant to the agreement. The patents that cover PD 0332991 will expire in January 2023, in both the United States and Europe. However, in both regions the patents may be extended up to 5 years under the statues that provide for patent term extensions. There can be, though, no assurance that such extensions will be secured. Either party may terminate the agreement for the uncured material breach of the other party.

Licensing Agreement with BTG

In November 2008, we licensed a novel targeted oncology compound, ONX 0801, from BTG. Under the terms of the agreement, we obtained a worldwide license for ONX 0801 and its related patents. We also received exclusive worldwide marketing rights and are responsible for all product development and commercialization activities. We paid BTG a $13.0 million upfront payment in 2008 and a $7.0 million milestone payment in 2009. The achievement of certain development milestones, based on regulatory and marketing approvals in jurisdictions around the world, would require an additional $140.0 million in milestone payments to BTG. Additionally, Onyx would be required to make low double digits royalty payments to BTG based on levels of sales achieved, as well as up to $160.0 million in commercial milestones, based on total worldwide sales. Due to the nature of drug development, including the inherent risk of development and approval of product candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could become due. In September 2009, we initiated a Phase 1 study of ONX 0801 in advanced solid tumors. This open-label, dose-finding study evaluated the safety and pharmacokinetics of ONX 0801 in patients with advanced solid tumors, but was halted to evaluate the profile of the compound. In accordance with our investment and portfolio management strategy, we decided not to continue development of ONX 0801 and are evaluating opportunities such as partnering or licensing of the agent.

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

Licensing Agreement with Ono Pharmaceuticals

In September 2010, we entered into an exclusive license agreement with Ono Pharmaceutical Co., Ltd., or Ono, granting Ono the right to develop and commercialize both Kyprolis and oprozomib for all oncology indications in Japan. We retain development and commercialization rights for all other countries. We agreed to provide Ono with development and commercial supply of Kyprolis and oprozomib on a cost-plus basis. Ono agreed to pay us development and commercial milestone payments based on the achievement of pre-specified criteria. In addition, Ono agreed to share a percentage of costs incurred by us for the global development of Kyprolis and oprozomib that support filings for regulatory approval in Japan. The additional global development milestone payments which are based on various clinical milestones, including completion of various clinical studies and submission and approval of the compound to the Japanese authorities could total $174.0 million at current exchange rates. Additionally, $52.2 million in commercial milestones, at current exchange rates, could be received provided certain sales targets in Japan are met. The achievement of any and all of these milestones is dependent solely upon the results of Ono's development activities and therefore none of these milestones were deemed to be substantive. Ono is responsible for all development costs in support of regulatory filings in Japan as well as commercialization costs it incurs. If regulatory approval for Kyprolis and/or oprozomib is achieved in Japan, Ono is obligated to pay us double-digit royalties on net sales of the licensed compounds in Japan. The agreement will terminate upon the expiration of the royalty terms specified for each product. In addition, Ono may terminate this agreement for certain scientific or commercial reasons with advance written notice, and either party may terminate this agreement for the other party's uncured material breach or bankruptcy.

Option Agreement with S*BIO

In December 2008, we entered into a development collaboration, option and license agreement with S*BIO Pte Ltd, or S*BIO, a Singapore-based company, pursuant to which we acquired options to license rights to each of SB1518 (designated by Onyx as ONX 0803) and SB1578 (designated by Onyx as ONX 0805). Under the terms of the agreement, we were granted options which, if we exercise them, would give us rights to exclusively develop and commercialize ONX 0803 and/or ONX 0805 for all potential indications in the United States, Canada and Europe. Under this agreement, S*BIO was responsible for all development costs prior to the option exercise. After the exercise of our option to license rights to either compound, we are required to assume development costs for the U.S., Canada and Europe subject to S*BIO's option to fund a portion of the development costs in return for enhanced royalties on any future product sales.

In May 2011, the Company entered into a Termination and Separation Agreement, or the Termination Agreement, with S*BIO to terminate its collaboration agreement and amend the Company's rights with respect to ONX 0803 and ONX 0805. Under the Termination Agreement, the Company's option rights to ONX 0803 and ONX 0805, which it had not exercised, reverted to S*BIO and S*BIO will retain responsibility for all development and commercialization of these compounds. The Company retained its equity interest in S*BIO and, in addition to any value associated with its equity interest, may receive up to $14.0 million from S*BIO based on agreed portions of any partnering revenue or future royalty revenue related to ONX 0803 and ONX 0805, or proceeds from any acquisition of S*BIO.

In 2012, the Company received net proceeds of $4.1 million from S*BIO as a result of the license of the Janus Associated Kinase 2 (JAK2) inhibitor. In addition, the Company reassessed the fair value of its equity investment in S*BIO in 2012, and determined that it was impaired. Accordingly, the Company recorded an impairment charge of $0.5 million in the "Other expense" line item in the Consolidated Statement of Operations and wrote off its remaining equity investment in S*BIO to zero.

Contract Manufacturing and Supply Agreement

Contract Manufacturing and Supply Agreement with SENN

In 2012, we entered into a commercial manufacturing and supply agreement with Senn Chemicals AG, or SENN, pursuant to which SENN serves as our single source supplier of certain products, including PR-16 and PR-26, which are used in the process to produce the carfilzomib active pharmaceutical ingredient (API) for Kyprolis. Under the commercial supply agreement with SENN, SENN is obligated to manufacture our firmly forecasted commercial supply of certain products, including PR-16 and PR-26, and we are obligated to purchase from SENN such products manufactured, pursuant to the terms and conditions of this agreement. Under the agreement, we are obligated to make specified minimum purchases of PR-16 and PR-26 from SENN. We must provide SENN with a rolling forecast on a quarterly basis setting forth the total quantities of PR-16 and PR-26 that we expect to require in the following 12 months. As of December 31, 2012, based on current forecasts, we are committed to purchase PR-16 and PR-26 at an aggregate cost of approximately $5.2 million during 2013. Our agreement with SENN has an initial term ending in December 2016. Prior to the expiration of the term, we may terminate the agreement without cause upon 6 months advance notice. Either we or SENN may terminate the agreement in the event of the other party's insolvency or uncured material breach. In the event that we terminate the agreement for SENN's breach or bankruptcy, we may require SENN to transfer manufacturing documentation and technology within 3 months of the breach to alternate supplier(s) designated by Onyx.

We believe that our current arrangement for the supply of commercial quantities of carfilzomib active ingredient API starting materials and intermediates will be adequate to satisfy our currently forecasted commercial requirements of Kyprolis and any currently planned future clinical studies.

Contract Manufacturing and Supply Agreement with CML

In 2012, we entered into commercial manufacturing and supply agreements with Cambridge Major Laboratories, Inc., or CML, pursuant to which CML serves as the commercial manufacturer and commercial supplier of the API of carfilzomib, or carfilzomib drug substance. Under the commercial supply agreement with CML, CML is obligated to manufacture exclusively for us, our firmly forecasted commercial supply of carfilzomib API drug substance. We are obligated to provide CML with a rolling forecast on a quarterly basis setting forth the total quantity of carfilzomib API drug substance we expect to require for commercial supply in the following 12 months. The first 3 months of each forecast represent a rolling firm irrevocable order, and we may only increase or decrease our forecast for the next 9 months within specified limits. As of December 31, 2012, based on our most current forecast, we are committed to purchase an aggregate of approximately $1.1 million of carfilzomib API drug substance during 2013. Our agreement with CML has an initial term ending in July 2017. Following the initial term, either party may terminate the agreement without cause upon 18 months advance notice. Either we or CML may terminate the agreement in the event of the other party's insolvency or uncured material breach. In the event that we terminate the agreement for CML's breach due to supply shortfall, we may require CML to transfer manufacturing to an alternate supplier chosen by us. If we terminate the agreement, we will be required to purchase the inventory on hand from CML.

We believe that our current arrangements for the supply of commercial quantities of carfilzomib API will be adequate to satisfy our currently forecasted commercial requirements of Kyprolis and any currently planned future clinical studies.

Contract Manufacturing and Supply Agreement with DSM

In 2012, we entered into a commercial manufacturing and supply agreement with DSM Pharmaceuticals, Inc., or DSM. Under the terms of the commercial supply agreement, DSM has agreed to fill and finish product manufacturing services for the final Kyprolis drug product. We are obligated to provide DSM with a rolling forecast on a monthly basis setting forth the total quantity of Kyprolis drug product we expect to require for commercial supply in the following 18 months. The first 6 months of each forecast represents a rolling firm irrevocable order. As of December 31, 2012, based on our most current forecast, we are committed to purchase from DSM support services at an aggregate cost of approximately $2.4 million during 2013. Our agreement with DSM has an initial term ending in January 2015. Either party may terminate the agreement without cause upon 18 months advance notice. Either we or DSM may terminate the agreement in the event of the other party's insolvency or uncured material breach. In the event that we terminate the agreement for DSM's breach due to default, we may require DSM to transfer manufacturing documentation to an alternate supplier chosen by us within 3 months of such termination. If we terminate the agreement without cause or if DSM terminates the agreement with or without cause, we will be required to purchase the on hand inventory from DSM.

We believe that our current arrangements for the supply of commercial quantities of finished form Kyprolis drug product will be adequate to satisfy our currently forecasted commercial requirements of Kyprolis and any currently planned future clinical studies.

Acquisition Agreement and Plan of Merger

In November 2009, we acquired Proteolix, Inc., or Proteolix, under the terms of an Agreement and Plan of Merger, or the Merger Agreement, with Proteolix, Shareholder Representative Services LLC (SRS) and Profiterole Acquisition Corp., which was entered into in October 2009. Proteolix focused primarily on the discovery and development of novel therapies that target the proteasome for the treatment of hematological malignancies, solid tumors and autoimmune disorders. The acquisition, which included Kyprolis, has provided us with an opportunity to expand into the hematological malignancies market. Under the original Merger Agreement, the aggregate cash consideration paid to former Proteolix stockholders at closing was $276.0 million and an additional $40.0 million earn-out payment was made in April 2010, 180 days after completion of enrollment in an ongoing pivotal Phase 2b clinical study involving relapsed and refractory multiple myeloma patients, known as the "003-A1" trial. In January 2011, the Company entered into Amendment No. 1 to the Merger Agreement which required us to make a milestone payment of $80.0 million, based on Kyprolis' accelerated marketing approval in the United States for relapsed/refractory multiple myeloma, which was achieved on July 20, 2012. Approximately $63.0 million of the milestone was paid in the form of Onyx common stock, and $17.0 million was paid in cash.

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

Under certain circumstances, including if we fail to satisfy regulatory approval-related diligence obligations under the Merger Agreement, we may be required to make one or more earnout payments even if the associated regulatory approvals are not received. Subject to the terms and conditions set forth in the Merger Agreement, we may, in our sole discretion, make any of the remaining earnout payments that become payable to former holders of Proteolix preferred stock in the form of cash, shares of our common stock or a combination thereof. For further information on the contingent liability related to the Proteolix acquisition, see Note 7 of the consolidated financial statements.

Research and Development

A significant portion of our operating expenses relates to the development of Nexavar and Kyprolis. We and Bayer share development expenses for Nexavar, except in Japan where Bayer is responsible for development costs of Nexavar. Starting in 2010, a percentage of our costs for the development of Kyprolis and oprozomib in Japan has been reimbursed by Ono. We expect to continue to make significant product development investments in 2013. Those investments will be primarily for the clinical development of Nexavar, Kyprolis and oprozomib.

For the years ended December 31, 2012, 2011 and 2010, our research and development costs were $325.3 million, $268.1 million, and $185.7 million respectively, and are included in the research and development expense line item in our Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010.

For further detail about the research and development activities, refer to the research and development section in MD&A on page 46.

Marketing and Sales

Under our agreements with Bayer, we have co-promotion rights for Nexavar in the United States, where we and Bayer each have complementary sales, marketing and medical affairs capabilities with particular expertise in commercializing oncology products.

We and Bayer each provide approximately one-half of the field-based sales and medical affairs staffing in the United States. Individuals hired into this organization have significant experience relevant to the field of pharmaceuticals in general and to the specialty of oncology in particular. In addition, we and Bayer have sales and medical staff with experience in the specialty of hepatology, as it applies to the detection and treatment of liver cancer. We and Bayer have established comprehensive patient support services to maximize patient access to Nexavar. This includes Resources for Expert Assistance and Care Hotline, or REACH, which provides a single point-of-contact for most patients. In addition, REACH helps link patients to specialty pharmacies for direct product distribution. Bayer currently has contracts with multiple specialty pharmacies that ship Nexavar directly to patients. NexConnect, another support program also established by Onyx and Bayer, provides patient education materials on Nexavar to help patients take an active role in their treatment. Under the collaboration agreement, outside the United States, Bayer is responsible for all commercial activities relating to Nexavar.

Under our Stivarga agreement with Bayer, Onyx co-promotes Stivarga in the United States with Bayer, and provides related medical science liaisons, under a fee-for-service arrangement. Under the collaboration agreement, outside the United States, Bayer is responsible for all commercial activities relating to Stivarga.

We have established a commercial organization to support the commercialization of Kyprolis in the U.S. We believe that the size of our U.S. sales force is appropriate to effectively reach our target audience. For one other selected market at this time, we have signed agreements with other companies to act as distributors of Kyprolis. We expect to sign agreements with other companies in other markets in the future. These agreements generally grant the distributor the right to market the product in the territory and the obligation to secure all necessary regulatory approvals for commercial or named patient sales and accountability reporting of adverse events. Additional markets are being assessed and additional agreements may be signed in the future. We utilize third-party logistics companies to store and distribute Kyprolis.

For Kyprolis, we hired reimbursement specialists to provide assistance and education to healthcare providers' office staff in obtaining reimbursement from payors. We contract with a third party to provide nurse educators who are experienced in the infusion of pharmaceuticals to assist our field-based specialty representatives. These nurse educators will visit hospitals and doctors' offices and provide education to the staff.

To support the payors, physicians and patients, we have implemented Onyx 360, a program that specializes in providing telephonic and web-based services in the area of information regarding insurance coverage of Kyprolis and reimbursement. This program also covers the administration of our Patient Assistance Program, pursuant to which we provide free product for patients who meet pre-established financial necessity criteria as well as a co-pay/co-insurance assistance program, pursuant to which we offer need-based financial assistance to qualifying patients to help offset the costs associated with Kyprolis treatment. This program is administrated by a third-party company that provides similar services for other pharmaceutical companies and is compliant with the relevant laws and regulations.

Customers

The Company sells Kyprolis through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Health care providers order Kyprolis through these distributors. During the initial launch period, we defer the recognition of revenue until the product is sold to the health care providers, the end customers, due to the inherent uncertainties in estimating normal channel inventory at the distributors. As of December 31, 2012, the Company had a deferred revenue balance of $9.8 million related to Kyprolis and recorded this amount as a liability in our Consolidated Balance Sheet. During 2012, 99% of our net Kyprolis product revenues were generated by three distributors. Despite the significant concentration of distributors, the demand for Kyprolis is driven primarily by patient therapy requirements and we do not believe we are dependent upon any individual distributor with respect to Kyprolis sales. Due to the pricing of Kyprolis, the specialty distributors and pharmacies generally carry a very limited inventory, resulting in sales of Kyprolis being closely tied to end-user demand.

International Operations

We have retained global commercial rights for Kyprolis and have begun to establish international functional capability and operations as we look to obtain regulatory approval and commercialize our product outside of the United States. We expect to have a direct sales and marketing presence in selected key countries, while in other territories we enter into marketing and distribution collaborative agreements with regional firms. We have begun building our presence internationally, with particular focus on Europe. In 2010, we established Zug, Switzerland as our European headquarters. This international expansion will enable us to execute various functions related to preparing filings and interacting with regulatory agency officials, reimbursement, product sales, more effectively managing our overseas clinical research activities as well as our contemplated commercial product supply chain.

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

Intellectual Property Related to Nexavar

Patents and patent applications covering Nexavar are owned by Bayer. Those Nexavar patents that arose out of our collaboration agreement with Bayer are licensed to us, including two United States patents covering Nexavar. Both patents will expire January 12, 2020. These two patents are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book).

Bayer also has patents in several European countries covering Nexavar, which will expire in 2020. Bayer has other patents and patent applications pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extension, the entitlement to and the term of which cannot presently be calculated. In 2009, we became aware that a third party had filed an opposition proceeding with the Chinese patent office to invalidate the patent that covers Nexavar. Unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug, such as Nexavar. Bayer also has a patent in India that covers Nexavar. Cipla Limited, an Indian generic drug manufacturer, applied to the Drug Controller General of India (DCGI) for market approval for Nexavar, which Bayer sought to block based on its patent. Bayer sued the DCGI and Cipla Limited in the Delhi High Court requesting an injunction to bar the DCGI from granting Cipla Limited market authorization. The Court ruled against Bayer, stating that in India, unlike the U.S., there is no link between regulatory approval of a drug and its patent status. Bayer appealed with the ruling to the Indian Supreme Court, which has rejected the appeal. Bayer has also filed a patent infringement suit against Cipla that is currently pending before the Delhi High Court. If Nexavar patents are invalidated, nullified, or otherwise held unenforceable in these other proceedings, we and Bayer could face increased competition, including by generic companies, prior to the normal expiration date of the Nexavar patents. Although Bayer intends to defend the patent and we believe that the Nexavar patents are valid, we cannot predict the final outcomes of these proceedings.

In addition to and separate from patent protection, Nexavar has marketing exclusivity under the Orphan Drug Act of 1983, as amended, which was enacted to provide incentives to pharmaceutical companies who create treatments for rare diseases. It does so by granting seven years of exclusivity after approval of a drug in the rare disease, or "orphan" indication. During the seven year period, the FDA may not grant marketing authorization (e.g. to a generic manufacturer) for the same drug for the orphan indication, but the FDA may grant marketing authorization for the same drug in a common disease or other non-protected rare disease. Nexavar's orphan drug exclusivity extends until November 16, 2014 in unresectable liver cancer. Nexavar's orphan drug exclusivity in advanced kidney cancer expired on December 20, 2012.

The Hatch Waxman Act authorizes the FDA to approve Abbreviated New Drug Applications (ANDAs) for generic versions of innovative pharmaceuticals that were previously approved via an NDA. In an ANDA, the generic manufacturer is not required to prove safety and efficacy, but must demonstrate "bioequivalence" between its generic version and the NDA-approved drug. An ANDA filer may allege that one or more of the patents covering the approved, innovative pharmaceutical and listed with the FDA (the "Orange Book patents") are invalid, unenforceable and/or not infringed in order to obtain FDA approval to market a generic version of the approved drug. This patent challenge is commonly known as a Paragraph IV certification. The owner of the Orange Book patents may then file a lawsuit against the ANDA filer to enforce its patents. If the lawsuit is filed in a timely fashion, the FDA is prohibited from approving the ANDA for thirty months after the patent owner's receipt of notice of the Paragraph IV certification if the certification is after the five year NCE. If the certification and patent infringement lawsuit is filed before the end of the five year NCE, then the FDA is prohibited from approving the ANDA until seven and one half years after the NDA approval unless prior to that date the Orange Book patents are found to be invalid, unenforceable and/or not infringed. This period can also be shortened or extended by a trial court judge hearing the patent challenge if a party to the litigation fails to cooperate reasonably in expediting the action. The period may also be shortened if the court enters final judgment that the patents are not infringed, invalid, or unenforceable. The first filer of a Paragraph IV certification may be entitled to a 180-day period of market exclusivity over all other generic manufacturers, which may encourage generic manufacturers to file ANDAs. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue. In addition, generic companies have shown an increasing willingness to launch "at risk," (i.e. after receiving ANDA approval but before final resolution of their patent challenge). Outside the United States, the legal doctrines and processes by which pharmaceutical patents can be challenged vary widely.

As of December 20, 2009, generic manufacturers were permitted to submit ANDAs seeking FDA authorization to manufacture and market generic versions of Nexavar that contained Paragraph IV certifications as to one or more of the Orange Book-listed Nexavar patents. Thus far, we are not aware of any ANDA filing for sorafenib. It is possible, however, that one or more such ANDAs for Nexavar may have been submitted; however, Bayer and we may not learn about the ANDAs and any challenge to the Nexavar patents until receipt of a notice letter from a generic manufacturer that such an application has been filed. Upon notification of an ANDA filing for Nexavar, Bayer (as the owner of the Nexavar patents) may file a patent infringement lawsuit against each ANDA filer. If there are multiple ANDA filers, Bayer may be required to file multiple patent infringement lawsuits in multiple jurisdictions. Under our collaboration agreement with Bayer, we are responsible for sharing the costs incurred for such ANDA lawsuits. If one or more ANDAs are filed, we may need to spend significant resources to enforce and defend the Nexavar patents. Upon each timely filed ANDA lawsuit, the FDA will impose a stay on the approval of the corresponding ANDA, pending resolution of the lawsuit or the expiration of the stay period. If Bayer fails to timely file a lawsuit against an ANDA filer, that ANDA filer may not be subject to an FDA stay, and upon approval of the ANDA, the ANDA filer may elect to launch a generic version of Nexavar at the risk of a lawsuit and injunction. If Bayer timely commences lawsuits against ANDA filers for patent infringement, as we expect Bayer to do, the FDA cannot approve the ANDAs until seven and one-half years have elapsed from the date of Nexavar's initial approval (i.e. until June 20, 2013). This period of protection, referred to as the statutory litigation stay period, may end early however, in the event of an adverse court action, such as if Bayer were to lose a patent infringement case against an ANDA filer before the statutory litigation stay period expires (i.e. if the court finds both patents invalid, unenforceable or not infringed) or if Bayer fails to reasonably cooperate in expediting the litigation. On the other hand, if Bayer were to prevail in an infringement action against an ANDA filer, the ANDA with respect to such generic company cannot be approved until expiration of the patents held to be infringed.

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

Intellectual Property Related to Kyprolis and Other Assets from Proteolix Acquisition

We own a patent portfolio covering Kyprolis, including 4 United States patents and 10 United States patent applications, which will begin to expire in 2025 without patent term extension, together with their foreign counterparts. We also own a patent portfolio covering oprozomib and ONX 0914, including 4 United States patents and 6 United States patent applications, which will begin to expire in 2027, without patent term extension together with their foreign counterparts. In addition, Kyprolis was granted orphan drug designation by the FDA in 2008 for the treatment of multiple myeloma. Kyprolis' orphan drug exclusivity period extends until July 2019 in multiple myeloma.

Intellectual Property Related to Stivarga

Patents and patent applications covering Stivarga are owned by Bayer. Bayer has an issued patent in Europe which expires in 2024, and applications pending in the United States and other countries of the world that, if issued, will also have a patent term of 2024, before any possible patent term extension or adjustment. While there can be no assurance, it is likely that the Stivarga patent in the United States will be extended by several years due to delays that occurred in the Patent Office during prosecution of the patent.

Other Intellectual Property

In addition to the patents and patent applications discussed above, as of December 31, 2012, we owned or had licensed rights to 78 United States patents and 43 United States patent applications and, generally, the foreign counterparts of these filings. Most of these patents or patent applications cover protein targets used to identify product candidates during the research phase of our collaborative agreements with Pfizer or Bayer, or aspects of our discontinued therapeutic virus program.

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

Nexavar for unresectable liver cancer.    Currently, there are no other targeted systemic therapies approved for unresectable liver cancer. However, there are several other therapies in development, including a Phase 2 trial of bevacizumab plus erlotinib and a Phase 2 trial of TKI 1258 versus Nexavar. Other drugs being studied in HCC include ramucirumab and everolimus. In addition, there are many existing approaches used in the treatment of unresectable liver cancer including alcohol injection, radiofrequency ablation, chemoembolization, cryoablation and radiation therapy.

Nexavar for advanced kidney cancer.    Currently, six novel agents besides Nexavar have been approved for the treatment of advanced kidney cancer — Sutent, Torisel, Avastin, Afinitor, Votrient and Inlyta. In addition, AVEO Pharmaceuticals, Inc. announced that tivozanib demonstrated superiority over sorafenib in the primary endpoint of progression-free survival in a global randomized Phase 3 clinical trial of patients with advanced renal cell carcinoma, and has submitted an NDA to the FDA seeking approval in this indication. Additional agents being studied versus Nexavar include Novartis's dovitinib.

Kyprolis for multiple myeloma.    Currently, there are three commonly-used agents approved in the U.S. for the treatment of patients with multiple myeloma — Velcade, Revlimid and Thalomid. Other approved agents include Pomalyst, approved by the FDA on February 8, 2013 for the relapsed and refractory patient population. Other potentially competitive therapies are in clinical development for multiple myeloma. Vorinistat, being developed by Merck & Co., and panobinostat, being developed by Novartis AG, are being studied in combination with bortezomib for relapsed myeloma; and elotuzumab, being developed by Abbott Laboratories.

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

FDA Regulation

We must obtain regulatory approvals by the FDA and foreign government agencies prior to clinical testing and commercialization of any product and for post-approval clinical studies for additional indications in approved drugs. This is also true internationally. We anticipate that any product candidate will be subject to rigorous preclinical and clinical testing and pre-market approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the preclinical and clinical testing, record-keeping, approval, labeling, manufacture, quality, shipping, distribution, storage, marketing and promotion, export and reimbursement of products and product candidates.

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

The goal of Phase 1 clinical trials is to establish initial data about safety and tolerability of the product candidate in humans. The investigators seek to evaluate the effects of various dosages and to establish an optimal dosage level and schedule. The goal of Phase 2 clinical trials is to provide evidence about the desired therapeutic efficacy of the product candidate in limited studies with small numbers of carefully selected subjects. Investigators also gather additional safety data. Phase 3 clinical trials consist of expanded, large-scale, multi-center studies in the target patient population. This phase further tests the product's effectiveness, monitors side effects, and, in some cases, compares the product's effects to a standard treatment, if one is already available. Phase 3 trials are designed to more rigorously test the efficacy of a product candidate and are normally randomized and double-blinded. Phase 3 trials are typically monitored by an independent DMC which periodically reviews data as a trial progresses. A

DMC may recommend that a trial be stopped before completion for a number of reasons including safety concerns, patient benefit or futility.

Data obtained from this development program are submitted as an NDA to the FDA and possibly to corresponding agencies in other countries for review, and requires agency approval prior to marketing in the relevant country. Extensive regulations define the form, content and methods of gathering, compiling and analyzing the product candidate's safety and efficacy data.

The process of obtaining regulatory approval can be costly, time consuming and subject to unanticipated delays. Regulatory agencies may refuse to approve an application if they believe that applicable regulatory criteria are not satisfied and may also require additional testing for safety and efficacy and/or post-marketing surveillance or other ongoing requirements for post-marketing studies. In some instances, regulatory approval may be granted with the condition that confirmatory Phase 4 clinical trials are carried out, and if these trials do not confirm the results of previous studies, regulatory approval for marketing may be withdrawn. Moreover, each regulatory approval of a product is limited to specific indications. The FDA or other regulatory authorities may approve only limited label information for the product. The label information describes the indications and methods of use for which the product is authorized, may include Risk Evaluation and Mitigation Strategies and, if overly restrictive, may limit a sponsor's ability to successfully market the product. Regulatory agencies routinely revise or issue new regulations, which can affect and delay regulatory approval of product candidates.

In addition to the FDA's internal review, the FDA may request the Oncology Drugs Advisory Committee, or ODAC, to review and evaluate data concerning the safety and effectiveness of marketed and investigational human drug products for use in the treatment of cancer. The ODAC subsequently makes non-binding recommendations to the FDA about the advisability of approving new medications to treat cancer. The ODAC consists of a core of 13 voting members from among authorities knowledgeable in the fields of general oncology, pediatric oncology, hematologic oncology, immunologic oncology, biostatistics and other related professions.

For Nexavar and Stivarga, we rely on Bayer to manage communications with regulatory agencies, including filing new drug applications, submitting promotional materials and generally directing the regulatory processes. We also rely on Bayer to complete the necessary government reporting obligations such as price calculation reporting and clinical study disclosures to federal and state regulatory agencies. If we have disagreements as to ownership of clinical trial results or regulatory approvals, and the FDA refuses to recognize Onyx as holding, or having access to, the regulatory approvals necessary to commercialize Nexavar or Stivarga, we may experience delays in or be precluded from marketing or further developing these agents.

For Kyprolis, we are responsible for managing communications with regulatory agencies, including filing investigational new drug applications, filing new drug applications, submission of promotional materials and generally directing the regulatory processes in all territories except Japan. In Japan, Ono is responsible for managing communications with regulatory agencies, including filing new drug applications, submitting promotional materials and generally directing the regulatory processes. We have limited experience directing such activities and may not be successful with our planned development strategies, on the planned timelines, or at all. Even if Kyprolis or any other product candidate is designated for "fast track" or "priority review" status or if we seek approval under accelerated approval (Subpart H) regulations, such designation or approval pathway does not necessarily mean a faster development process or regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Accelerated development and approval procedures will only be available if the indications for which we are developing products remain unmet medical needs and if our clinical trial results support use of surrogate endpoints, respectively. Even if these accelerated development or approval mechanisms are available to us, depending on the results of clinical trials, we may elect to follow the more traditional approval processes for strategic and marketing reasons, since drugs approved under accelerated approval procedures are more likely to be subjected to post-approval requirements for clinical studies to provide confirmatory evidence that the drugs are safe and effective. If we fail to conduct any such required post-approval studies or if the studies fail to verify that any of our product candidates are safe and effective, our FDA approval could be revoked. It can be difficult, time-consuming and expensive to enroll patients in such clinical trials because physicians and patients are less likely to participate in a clinical trial to receive a drug that is already commercially available. Drugs approved under accelerated approval procedures also require regulatory pre-approval of promotional materials which may delay or otherwise hinder commercialization efforts.

Some of our product candidates may be based on new technologies, which may affect our ability or the time we require to obtain necessary regulatory approvals. The regulatory requirements governing these types of products may be more rigorous than for conventional products. As a result, we may experience a longer development or regulatory process in connection with any products (e.g. Kyprolis) that we develop based on these new technologies or new therapeutic approaches.

Pharmaceutical manufacturing processes must conform to current good manufacturing practices, or cGMPs. Manufacturers, including a drug sponsor's third party contract manufacturers, must expend time, money and effort in the areas of production, quality control and quality assurance, including compliance with stringent record-keeping requirements. Manufacturing establishments are subject to periodic inspections by the FDA or other health authorities, in order to assess, among other things, compliance with cGMP. Before approval of the initiation of commercial manufacturing processes, the FDA will usually perform a preapproval inspection of the facility to determine its compliance with cGMP and other rules and regulations. In addition, foreign manufacturing establishments must also comply with cGMPs in order to supply products for use in the United States, and are subject to periodic inspection by the FDA or by regulatory authorities in certain countries under reciprocal agreements with the FDA. Manufacturing processes and facilities for pharmaceutical products are highly regulated. Regulatory authorities may choose not to certify or may impose restrictions, or even shut down existing manufacturing facilities which they determine are non-compliant.

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

Other Regulations

Pharmaceutical companies, including Onyx, are subject to various federal and state laws pertaining to healthcare "fraud and abuse," including anti-kickback and false claims laws. The Federal Anti-kickback Statute makes it illegal for any person, including a prescription drug manufacturer, or a party acting on its behalf, to knowingly and willfully solicit, offer, receive or pay any remuneration, directly or indirectly, in exchange for, or to induce, the referral of business, including the purchase, order or prescription of a particular drug, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. Some of the state prohibitions apply to referral of patients for healthcare services reimbursed by any source, not only the Medicare and Medicaid programs.

In the course of practicing medicine, physicians may legally prescribe FDA approved drugs for an indication that has not been approved by the FDA and which, therefore, is not described in the product's approved labeling — so-called "off-label use." The FDA does not ordinarily regulate the behavior of physicians in their choice of treatments. The FDA and other governmental agencies do, however, restrict communications on the subject of off-label use by a manufacturer or those acting on behalf of a manufacturer. Companies may not promote FDA-approved drugs for off-label uses. The FDA has not approved the use of Nexavar for the treatment of any diseases other than advanced kidney cancer and unresectable liver cancer, and neither we nor Bayer may market Nexavar for any unapproved use. The FDA and other governmental agencies do permit a manufacturer (and those acting on its behalf) to engage in some limited, non-misleading, non-promotional exchanges of scientific information regarding unapproved indications. The United States False Claims Act prohibits, among other things, anyone from knowingly and willfully presenting, or causing to be presented for payment to third party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including imprisonment, fines and civil monetary penalties, as well as possible exclusion from federal health care programs (including Medicare and Medicaid). In addition, under this and other applicable laws, such as the Food, Drug and Cosmetic Act, there is an ability for private individuals to bring similar actions. Further, there are an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the law.

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

Employees

We believe our success is dependent on our ability to attract and retain qualified employees. As of December 31, 2012, we had 741 full-time employees, of whom 118 hold Ph.D., M.D. or Pharm.D. degrees. Of our employees, 299 are in research and development, 203 are in commercial operations, sales and marketing and 239 are in general and administration. No employee is represented by a labor union and we believe our employee relations to be good.

Available Information

Our website is located at http://www.onyx.com. However, information found on our website is not incorporated by reference into this Annual Report on Form 10-K. We make our SEC filings available free of charge on or through our website, including our Annual Report on Form 10-K, quarterly interim reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Further, a copy of this Annual Report on Form 10-K is located at the Securities and Exchange Commission's Public Reference Rooms at 100 F Street, N.E., Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

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

Nexavar is currently our main source of commercial revenues. If Nexavar fails and we, independently or in collaboration with Bayer, are unable to successfully commercialize other products, our business would fail.

Nexavar generated most of our commercial revenues for the quarter and fiscal year ended December 31, 2012, and we rely on these revenues to fund our operations. Unless we can continue to successfully commercialize Kyprolis and other product candidates and Bayer continues to successfully commercialize Stivarga, we will continue to rely on Nexavar to generate most of our revenues and fund our operations. Kyprolis received FDA approval in July 2012 and is in the early stages of commercialization, while our other product candidates are still development-stage and/or subject to regulatory review, and we may never obtain approval of or earn revenues from any of our product candidates. Similarly, Stivarga received FDA approval in September 2012 but Bayer may be unsuccessful in continuing to commercialize it. Successful development and commercialization of these compounds and our other product candidates is highly uncertain and depends on a number of factors, many of which are beyond our control.

We have never marketed a drug without a partner before, and we may not be able to commercialize Kyprolis successfully.

In order to successfully commercialize Kyprolis, we have expanded our U.S. sales force. If we obtain marketing approval outside the United States, we may develop and maintain an international sales, marketing and distribution infrastructure, which may be difficult and time consuming, and may require substantial financial and other resources. We have limited experience maintaining a commercialization infrastructure in the United States and no experience in building such an infrastructure internationally. Factors that may hinder our efforts to maintain our expanded U.S. presence and develop an international sales, marketing, and distribution infrastructure include:

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

If we are unable to sustain our sales force and marketing capability for Kyprolis, it will reduce our ability to generate product revenue, may generate increased expenses and Kyprolis may never become profitable.

We expend significant time and resources to train our Kyprolis sales force to be credible, persuasive and compliant in discussing Kyprolis with the specialists treating the patients indicated under label. We must train our sales force to deliver a consistent and appropriate message about Kyprolis to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of Kyprolis and its proper administration, our ability to successfully commercialize Kyprolis could be diminished, which could have a material adverse effect on our financial condition, stock price and operations.

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

  •
  results from, or speculation regarding, clinical trials or the regulatory status of Nexavar, Kyprolis, Stivarga or other product candidates;

  •
  decisions or changes in policy by regulatory agencies, or changes in regulatory requirements;

  •
  announcements by us regarding, or speculation about, our strategic transactions or business development activities;

  •
  ability to accrue patients into clinical trials or submit or obtain approval of regulatory filings;

  •
  developments in our relationship with Bayer, Ono Pharmaceutical Co., Ltd. and other commercialization partners;

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

  •
  sales by us of our common stock or debt securities; and

  •
  foreign currency fluctuations, which would affect our share of collaboration profits or losses and net income and expense related to international clinical and commercial operations.

In the past, following our announcement of the accelerated approval of Kyprolis or Bayer's announcements regarding lower than anticipated Nexavar sales and Nexavar clinical trial results, and following our announcements about various clinical and regulatory developments for Kyprolis, our stock price has fluctuated, in some cases significantly.

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

As a result of the acquisition of Proteolix, we may be required to pay up to an additional $365.0 million in three earn-out payments upon the receipt of certain regulatory approvals within pre-specified timeframes. We recorded a liability for this contingent consideration for the three earn-out payments with a fair value of $149.2 million at December 31, 2012 based upon a discounted cash flow model that uses significant estimates and assumptions. Any changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Consolidated Statements of Operations. Moreover, we may, at our discretion, make any of the remaining earn-out payments in the form of cash, shares of Onyx common stock or a combination thereof. If we elect to issue shares of our common stock in lieu of making an earn-out payment in cash, this would have a dilutive effect on our common stock and could cause the trading price of our common stock to decline.

It is difficult for us to accurately forecast profits or losses. It is possible that in some quarters our operating results could disappoint securities analysts or investors. Many factors, including, but not limited to, disappointing operating results or the other factors outlined above, could cause the trading price of our common stock to decline, perhaps substantially.

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

Similarly, there are several competing therapies approved for the treatment of advanced kidney cancer, including Sutent, a multiple kinase inhibitor marketed in the United States, the European Union and other countries by Pfizer; Torisel, an mTOR inhibitor marketed in the United States, the European Union and other countries by Wyeth; Avastin, an angiogenesis inhibitor approved for the treatment of advanced kidney cancer in the United States and the European Union and marketed by Genentech, a member of the Roche Group; Afinitor, an mTOR inhibitor marketed in the United States and the European Union by Novartis; GlaxoSmithKline's Votrient, a multiple kinase inhibitor, and Pfizer's Inlyta, a kinase inhibitor recently approved by the FDA for the treatment of advanced kidney cancer in the United States. Nexavar's market share in advanced kidney cancer has declined following the introduction of these products into the market. We expect competition to increase as generic versions of competing products are introduced and/or additional new products are approved. Beyond unresectable liver cancer and advanced kidney cancer, competitors that target the same tumor types as our Nexavar program and that have commercial products or product candidates at various stages of clinical development include Pfizer, Roche, Wyeth, Novartis International AG, Amgen, AstraZeneca PLC, Astellas Pharma Inc., GlaxoSmithKline, Eli Lilly and several others. A number of companies have agents such as small molecules or antibodies targeting VEGF, VEGF receptors, Epidermal Growth Factor, or EGF, EGF receptors, and other enzymes. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for Nexavar.

A demonstrated survival benefit is often an important element in determining standard of care in oncology. We did not demonstrate a statistically significant overall survival benefit for patients treated with Nexavar in our Phase 3 kidney cancer trial. Competitors with statistically significant overall survival data could be preferred in the marketplace. The FDA approval of Nexavar permits Nexavar to be marketed as an initial, or first-line, therapy and subsequent lines of therapy for the treatment of advanced kidney cancer, but approvals in some other regions do not. For example, the European Union approval indicates Nexavar only for advanced kidney cancer patients that have failed prior cytokine therapy or whose physicians deem alternate therapies inappropriate. We may be unable to compete effectively against products with broader or different marketing authorizations in one or more countries.

Nexavar may face challenges and competition from generic products. Generic manufacturers may file Abbreviated New Drug Applications, or ANDAs, in the United States seeking FDA authorization to manufacture and market generic versions of Nexavar, together with Paragraph IV certifications that challenge the scope, validity or enforceability of the Nexavar patents. If Bayer and we are unsuccessful at challenging an ANDA, the ANDA filer may be able to launch a generic version of Nexavar, which would harm our business. Bayer and we may also be unable to successfully enforce and defend the Nexavar patents, and we may face generic competition prior to expiration of the Nexavar patents in 2020.

Similarly, outside the United States, generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of the Nexavar patents, requiring Bayer and us to engage in complex, lengthy and costly litigation or other proceedings. Bayer may be unsuccessful in defending or enforcing the Nexavar patents in one or more countries and could face generic competition prior to expiration of the Nexavar patents, which would harm our business. Generic drug manufacturers may develop, seek approval for, and launch generic versions of Nexavar. For example, a generic version of Nexavar has been launched in Peru, and Cipla recently received approval to launch its version of Nexavar in India at a price that is significantly less than that charged for Nexavar in India. Recently, India's controller general of patents, designs and trademarks has granted a compulsory license to the Indian generics drug maker, Natco, to make generic Nexavar. The license does not grant Natco the right to sell Nexavar outside of India. Bayer has appealed the ruling.

Prior to regulatory approval of Kyprolis, we had not marketed products for any hematological cancer, including multiple myeloma, and may be at a disadvantage to our competitors. Kyprolis may face significant competition. Kyprolis competes with products marketed by Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, Celgene Corporation and potentially against agents currently in development for treatment of this disease by Merck & Co. Inc., Bristol-Myers Squibb, Keryx Biopharmaceuticals, Inc., Nereus Pharmaceuticals, Teva Pharmaceutical Industries Ltd., and other companies. Our competitors may develop and commercialize therapies that change the treatment paradigm for multiple myeloma. For example, Millennium is developing a multiple myeloma therapy to be administered orally and Celgene received marketing authorization from the FDA for pomalidomide in February 2013. Pomalidomide was approved by the FDA with a similar label to Kyprolis in terms of eligible patient population. This could result in Kyprolis being used in later lines due to convenience of pomalidomide oral administration, which could erode new patient share growth and negatively impact Kyprolis sales. Kyprolis, which is administered intravenously, may not compete effectively with orally administered drugs, and we may not succeed in developing an orally administered therapy, which would harm our business.

Stivarga may face significant competition. CRC is a competitive marketplace with three approved targeted therapies, one targeted therapy in registration and multiple therapies in phase 3 development. There are currently no approved therapies in the third line plus setting. GIST is a relatively infrequently occurring tumor for which there are currently two therapies approved in adjuvant, first and second line GIST, but none approved in the third line plus setting. Imatinib, marketed by Novartis, is a c-kit inhibitor approved in patients with Kit (CD117) positive unresectable and/or metastatic malignant GIST as well as the adjuvant treatment of adult patients following resection of Kit (CD117) positive GIST. Sunitinib, marketed by Pfizer, is a multi tyrosine kinase inhibitor approved in GIST after disease progression on or intolerance to imatinib. There are several therapies being developed in GIST, most notably phase 3 agents masitinib, by AB Science, and nilotinib by Novartis, and phase 2 agents ganetespib, by Synta, and pazopanib by GlaxoSmithKline.

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

Accordingly, our competitors may be more successful than us in any or all of these areas. Developments by competitors may render our product candidates obsolete or noncompetitive. We face and will continue to face intense competition from other companies for collaborations with pharmaceutical and biotechnology companies, establishing relationships with academic and research institutions, and licensing proprietary technology.

We are dependent on Bayer and third parties to manufacture and distribute Nexavar and Stivarga, and do not have the manufacturing expertise or capabilities to manufacture any current or future products.

Under our collaboration agreement and regorafenib agreement with Bayer, Bayer has the manufacturing responsibility to supply Nexavar and Stivarga for clinical trials and for commercialization. Should Bayer give up its right to co-develop Nexavar, we would have to manufacture Nexavar, or contract with another third party to do so. In addition, we have manufacturing responsibility for Kyprolis and oprozomib, which we currently manufacture through third-party contract manufacturers, and have not yet established back-up manufacturers for these compounds.

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

We currently rely on single source suppliers and manufacturers for commercial production of Kyprolis. Significant time and effort is required to develop backup vendors or to replace a vendor in the case of a stoppage. A loss or disruption with any one of our manufacturers or suppliers could disrupt supply of Kyprolis, possibly for a significant time period, and we may not have sufficient inventories to maintain supply before the manufacturer or supplier could be replaced or the disruption is resolved. For example, our contract manufacturer for Kyprolis drug product has experienced media fill failures on the line used to produce Kyprolis, and in January 2013 the line was shut down for scheduled upgrades. Future media fill failures, or delays in restarting the line following scheduled upgrades, could delay the production of clinical or commercial supplies of Kyprolis, in which case we may not have sufficient inventory of Kyprolis product to satisfy our clinical and commercial requirements. In addition, marketed drugs and their contract manufacturing organizations are subject to continual review, including review and approval of their manufacturing facilities and the manufacturing processes, which can result in delays in the regulatory approval process and/or commercialization. Certain of the raw materials and components used in the manufacture of Kyprolis are provided by unaffiliated third-party suppliers and are specifically cited in the drug application, so that they must be obtained from that specific sole source and may not be obtained from another supplier unless and until the regulatory agency approved such supplier. Introducing a replacement or backup manufacturer or supplier for Kyprolis requires a lengthy regulatory and commercial process and there can be no guarantee that we could obtain necessary regulatory approvals in a timely fashion or at all. In addition, it is difficult to identify and select qualified suppliers and manufacturers with the necessary technical capabilities, and establishing new supply and manufacturing sources involves a lengthy and technical engineering process. Although we are in the process of developing secondary sources of manufacture and supply for Kyprolis, we have not yet done so and anticipate this process will require significant additional time to complete and we can provide no assurances that we will be successful. If our supply of Kyprolis is disrupted, this would have a negative impact on sales that we anticipate would materially diminish our revenues and future prospects.

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

  •
  cease operations.

Regulatory approval may not be obtained for product candidates besides Nexavar, Kyprolis and Stivarga, or approval may be limited. In addition, additional regulatory approvals may not be obtained for Nexavar, Kyprolis and Stivarga.

We have limited experience managing regulatory filings and in negotiating product approval and licensure with regulatory authorities. We and Bayer may not succeed in obtaining additional regulatory approval of Nexavar, Kyprolis and Stivarga or our other product candidates on anticipated timelines or at all. Failure or delay in obtaining regulatory approvals would delay or prevent further commercialization of Kyprolis or commercialization of our other product candidates, in the United States and other countries. The review process for a regulatory marketing authorization, including an NDA, in the United States and a Marketing Authorization Application, or MAA, in Europe, is extensive, lengthy, expensive and uncertain. Regulatory agencies such as the FDA or the EMA have significant discretion during the review process and may determine to delay action on or approval of a marketing approval application or limit or deny approval of a product candidate for many reasons. For example, the regulatory agencies may:

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

  •
  find the data from preclinical studies and clinical studies insufficient to demonstrate that the study drug's clinical and other benefits outweighs its safety risks;

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

Even if the FDA, EMA and other regulatory agencies approve marketing of our or Bayer's products, the regulatory agency may impose requirements, conditions and restrictions that could significantly increase costs or delay and limit our and Bayer's ability to successfully commercialize those products. The regulatory agency may require additional pre-clinical, clinical or retrospective observational studies or trials. The FDA may require a risk evaluation and mitigation strategy, or REMS, which could include a Medication Guide or a Conditions to Assure Safe Use requirement such as special patient monitoring/management to minimize risk of drug-related adverse events. These studies or trials may involve continued testing of the study drug and development of data, including clinical data, about the study drug's effects in various populations and any side effects associated with long-term use. The regulatory agency may require post-marketing studies or trials to investigate known serious risks or signals of serious risks or identify unexpected serious risks and may require periodic status reports if new safety information develops. The regulatory agency may impose label restrictions to address safety concerns or limit the patient population. Such label restrictions could include limited indications and usage, expanded contraindications and expanded warnings and precautions. Any REMS plan, post-marketing studies, trials or commitments or label restrictions could significantly delay, limit, or prevent successful commercialization of a product or otherwise severely harm our business, financial condition and future prospects. Failure to conduct post-marketing studies in a timely manner may also result in substantial civil fines and even future withdrawal of approval to commercialize.

Our clinical trials for Nexavar or Kyprolis, and Bayer's clinical trials of Stivarga, could take longer to complete than we project or may not be completed at all.

The timing of initiation and completion of clinical trials may be subject to significant delays resulting from various causes, including actions by Bayer for Nexavar or Stivarga clinical trials, conflicts regarding scheduling or competing clinical trials with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, modification of clinical trial designs, and shortages of available drug supply, including supply of comparator drugs or combination drugs for clinical and commercial purposes. We may face difficulties developing and sustaining relationships with Kyprolis development partners, including clinical research organizations, contract manufacturing organizations, key opinion leaders and clinical investigators. We and Bayer may not complete clinical trials involving Nexavar, Kyprolis or Stivarga or any of our other product candidates as projected or at all.

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

We may not obtain or retain adequate coverage or reimbursement for Kyprolis from third-party payers, which would harm our business

In order to successfully commercialize Kyprolis, we must obtain and retain coverage and reimbursement by private and public insurers. In addition we must establish a mechanism to effectively distribute Kyprolis to physician offices. We have limited prior experience in building or maintaining an access, reimbursement and distribution infrastructure, which is difficult and time consuming, and requires substantial financial and other resources. Factors that may hinder our efforts include inability to recruit, retain and manage adequate numbers of effective personnel, and an inability to establish or maintain relationships with government agencies, insurers and distributors.

Our sales of Kyprolis are dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. We rely on the reimbursement coverage by federal and state government programs such as Medicare and Medicaid in the United States and will rely on equivalent programs in other countries, once we receive regulatory approval for those countries. We also rely on coverage and reimbursement from private pharmaceutical insurers in the United States. To the extent that we seek approvals to market Kyprolis in foreign territories, we will need to work with the government-sponsored healthcare systems in Europe and other foreign jurisdictions that are the primary payers of healthcare costs in those regions. Governments and private payers may regulate prices, reimbursement levels and access to Kyprolis in order to control costs or to affect levels of use of our products. We cannot predict the future availability or level of coverage and reimbursement for Kyprolis or our product candidates and a reduction in coverage or reimbursement for our products could have a material adverse effect on our product sales and results of operations. In addition, our estimates of discounts and reserves against our gross sales of Kyprolis, referred to as gross to net adjustments, will continue to be informed and evolve as we build a history of coverage and reimbursement for Kyprolis, which for some categories like Medicaid rebates and returns, may take up to a full year after launch.

We expect that many of the patients in the United States who seek treatment with Kyprolis will be eligible for Medicare benefits. Other patients may be covered by private health plans. The Medicare program is administered by the Centers for Medicare & Medicaid Services, or CMS, and coverage and reimbursement for products and services under Medicare are determined pursuant to statute, regulations promulgated by CMS, and CMS's subregulatory coverage and reimbursement determinations. It is difficult to predict exactly how CMS may apply those regulations and policy determinations to Kyprolis, and those regulations and interpretive determinations are subject to change. Moreover, the procedures and criteria by which CMS makes coverage and reimbursement determinations and the reimbursement amounts established by statute are subject to change, particularly because of budgetary pressures facing the Medicare program.

Medicare Part B provides limited coverage of outpatient drugs that are furnished "incident to" a physician's services. Generally, "incident to" drugs are covered only if they satisfy certain criteria, including that they are of the type that is not usually self-administered by the patient and they are reasonable and necessary for a medically accepted diagnosis or treatment. To date Kyprolis is generally covered under Medicare Part B and the Medical benefit for private insurers. Medicare Part B generally pays for drugs provided in a hospital outpatient setting and in physicians' offices under a payment methodology using average sales price, or ASP, information. The U.S. Department of Health and Human Services Inspector General may compare the ASP for a drug or biological to the widely available market price, or WAMP, and the Medicaid Average Manufacturer Price, or AMP, for that drug or biological, and if the ASP exceeds the WAMP or AMP by at least 5% and other conditions are met, CMS can reduce Medicare payment rates.

We have very limited experience marketing a Medicare Part B drug, or reporting ASP information, as is required by CMS. If we fail to collect and report information correctly and on a timely basis, our business could be harmed. If we are found to have made a misrepresentation in the reporting of ASP, we may be subject to significant civil and criminal penalties, including exclusion from federal health care programs.

Physicians who administer Kyprolis to Medicare beneficiaries in their offices are reimbursed at wholesale acquisition cost (WAC) plus six percent until average sales price (ASP) data are available, at which point reimbursement changes to ASP plus six percent. Through 2012 Kyprolis was reimbursed at 95% of AWP in the hospital outpatient setting. Effective January 1, 2013, Kyprolis was assigned with a product specific C code and pass-through status and will generally be reimbursed by CMS at WAC plus six percent until there is sufficient sales data for CMS to calculate an ASP, at which time we expect payment to transition to ASP plus six percent. In future years, Congress also could enact legislation to change the reimbursement rate in physician offices or hospital outpatient departments. In addition, when Kyprolis no longer has pass-through status, CMS could implement regulations to change both the hospital payment rate and the cost threshold for determining whether a drug is separately reimbursed in hospital outpatient departments, and these changes could adversely affect payment for Kyprolis. Further, unless Congress enacts legislation to avert the pending "sequestration," aggregate Medicare payments for drugs and biologicals administered by physicians and hospital outpatient departments, including Kyprolis, will be reduced by up to 2%, effective April 1, 2013. This reduction in CMS reimbursement rates could reduce the number of physician offices and hospital outpatient departments that furnish injectable drugs such as Kyprolis, and therefore could have at least a temporary negative impact on Kyprolis net revenues.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act, or collectively PPACA, is expected to impact the United States pharmaceutical industry substantially, including with regard to how health care is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

  •
  an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, not including orphan drug sales;

  •
  an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for innovator and non-innovator, respectively;

  •
  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;

  •
  extension of manufacturers' Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

  •
  expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers' Medicaid rebate liability;

  •
  expansion of the entities eligible for discounts under the Public Health Service 340B pharmaceutical pricing program;

  •
  new requirements to report certain financial arrangements with physicians and teaching hospitals, as defined in PPACA and its implementing regulations, including reporting any payment or "transfer of value" made or distributed to teaching hospitals, prescribers and other healthcare providers, and reporting any ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations during the preceding calendar year, with data collection to be required starting August 1, 2013 and reporting to be required by March 31, 2014;

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

On June 28, 2012, the United States Supreme Court upheld the constitutionality of PPACA, excepting certain provisions, noted above, that would have required states to expand their Medicaid programs or risk losing all of the state's Medicaid funding. At this time, it remains unclear whether there will be any further changes made to PPACA, whether in part or in its entirety. Moreover, state and federal legislative and regulatory proposals aimed at reforming the healthcare system in the United States continue to be proposed, the effect of which, if enacted, could adversely impact our product sales and results of operations.

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

The availability of federal funds under Medicaid and Medicare Part B to pay for Kyprolis and any other products that are approved for marketing also is conditioned on our participation in the Public Health Service 340B drug pricing program. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs. These covered entities include hospitals that serve a disproportionate share of poor Medicare beneficiaries, as well as a variety of community health clinics and other recipients of health services grant funding. If, as described above, sequestration reduces the number of physicians and hospital outpatient departments that furnish injectable drugs, such as Kyprolis, the proportion of Kyprolis patients receiving treatments in 340B entities could increase. PPACA expanded the 340B program to include additional entity types: certain free standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Act. The 340B ceiling price for a drug is calculated using a statutory formula that is based on the AMP and Medicaid rebate amount for the drug. To the extent PPACA, as discussed above, changes the statutory and regulatory definitions of AMP and the Medicaid rebate amount, these changes will also affect our 340B ceiling price for Kyprolis or any other of our products that are approved for marketing. Any revisions to previously reported Medicaid pricing data also may require revisions to the 340B ceiling prices that were based on those data and could require the issuance of refunds.

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

The market size for Nexavar in treating unresectable liver cancer depends on several factors, including educating treating physicians on the appropriate use of Nexavar and the management of patients who are receiving Nexavar. Achieving these goals may be difficult as liver cancer patients typically have underlying liver disease and other comorbidities and can be treated by a variety of medical specialists. In addition, screening, diagnostic and treatment practices can vary significantly by region. Further, liver cancer is common in many regions in the developing world where the healthcare systems are limited and reimbursement for Nexavar is limited or unavailable, which will likely limit or slow adoption. While we have established Nexavar as part of the treatment paradigm for liver cancer, we may not be able to successfully achieve its full market potential for this indication. In addition, certain countries require pricing to be established before reimbursement for this indication may be obtained and in some Asia Pacific countries where most of the current market is private pay, these approvals require prolonged negotiations with the governments, potentially including multiple government agencies. In addition, we may not receive or maintain pricing approvals at favorable levels or at all, which could harm our ability to broadly market Nexavar.

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

Government agencies issue regulations and guidelines directly applicable to us and to our products and to Bayer's products. In addition, professional societies, practice management groups, private health/ science foundations and organizations involved in various diseases from time to time publish guidelines or recommendations to the medical and patient communities. These various sorts of recommendations may relate to such matters as product usage, dosage, route of administration and use of related or competing therapies. Such recommendations or changes to such recommendations or other changes or other guidelines advocating alternative therapies could result in decreased use of Nexavar, Kyprolis and Stivarga, which may adversely affect our results of operations.

We are dependent upon our collaborative relationship with Bayer to further develop, manufacture and commercialize Nexavar and Stivarga.

Developing, manufacturing and commercializing Nexavar and Stivarga depends in large part upon our relationship with Bayer. If we are unable to maintain our collaborative relationship with Bayer, we may be unable to continue development, manufacturing and marketing activities at our own expense. As permitted under our amended collaboration agreement and regorafenib agreement with Bayer, we may develop Nexavar and Stivarga in certain indications at our own expense. Even if we were able to develop, manufacture and commercialize Nexavar or Stivarga on our own, this would significantly increase our capital and infrastructure requirements, would necessarily impose delays on development programs and could limit the indications we are able to pursue. These expenses and other obstacles could effectively prevent us from developing and commercializing Nexavar and Stivarga on our own, even in situations where we would otherwise be permitted to do so under the collaboration agreement.

Disputes with Bayer may delay or prevent us from further developing, manufacturing or commercializing or increasing the sales of Nexavar, and could lead to additional disputes with Bayer, which could be time consuming and expensive. We are subject to a number of other risks associated with our dependence on our collaborative relationship with Bayer, including:

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

  •
  Bayer's right to terminate the collaboration agreement on limited notice in certain circumstances involving our insolvency or material breach of the agreement;

  •
  loss of significant rights if we fail to meet our obligations under the collaboration agreement;

  •
  adverse regulatory or legal action against Bayer resulting from failure to meet healthcare industry compliance requirements in the promotion and sale of Nexavar and Stivarga, including federal and state reporting requirements;

  •
  changes in key management personnel at Bayer, including Bayer's representatives on the collaboration's executive team; and

  •
  disagreements with Bayer regarding interpretation or enforcement of the collaboration agreement and/or the regorafenib agreement.

We have limited ability to direct Bayer in its promotion of Nexavar outside of the U.S. and Stivarga globally and we may be unable to obtain any remedy against Bayer. Bayer may not have sufficient expertise to promote or obtain reimbursement for oncology products in foreign countries and may fail to devote appropriate resources to this task. In addition, Bayer may establish a sales and marketing infrastructure for Nexavar outside the United States that is too large and expensive in view of the magnitude of the Nexavar sales opportunity. We are at risk with respect to the success or failure of Bayer's commercial decisions related to Nexavar and Stivarga as well as the extent to which Bayer succeeds in the execution of its strategy.

Bayer's development of other products, including Stivarga, may provide Bayer incentives to develop and commercialize Nexavar that are different from our own. In preparation for approval and commercialization of Stivarga we increased the number of sales representatives who promote Nexavar and Stivarga in the U.S. This may result in disrupting many current relationships with physicians. The new representatives and current representatives may not have access to or will have a delay in access to the physicians. This could result in lower sales of Nexavar and Stivarga for the time period until access is established or lower sales permanently if access is not fully re-established. In addition, selling two products is more complex than selling a single product, and some representatives may be slow to or unable to make this transition, resulting in lower sales in their territory.

Under the terms of the collaboration agreement, we and Bayer must agree on the development plan for Nexavar. If we and Bayer cannot agree, clinical trial progress could be significantly delayed or halted. Bayer has the right, upon 60 days' notice, to cease co-funding of the development of Nexavar. If Bayer ceases co-funding Nexavar development, further development of Nexavar could be delayed and we may be unable to fund the development costs on our own and may be unable to find a new collaborator. If we or Bayer cease funding development of Nexavar under the collaboration agreement, then the party which ceases funding will be entitled to receive a royalty, but not to share in profits. In addition, Bayer has the right, which it is not currently exercising, to nominate a member to our board of directors as long as we continue to collaborate on the development of a compound. Because of these rights, ownership and voting arrangements, our stockholders may not be able to effectively control the election of all members of the board of directors and our ability to independently determine all corporate actions could be diminished.

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

Additionally, other challenges resulting from the current economic environment include fluctuations in foreign currency exchange rates, global pricing pressures, increases in national unemployment impacting patients' ability to access drugs, increases in uninsured or underinsured patients affecting their ability to afford pharmaceutical products and increased U.S. free goods to patients. There is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. Further dislocations in the credit market may adversely impact the value or liquidity of marketable securities owned by us.

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

The primary foreign currencies in which we have exchange rate fluctuation exposure are the Euro and the British Pound. As we expand our business geographically, we will be exposed to exchange rate fluctuation in other currencies. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may do so in the future. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results.

If serious adverse side effects are associated with Nexavar, Stivarga or Kyprolis, our business could be harmed.

The FDA-approved package inserts for Nexavar, Kyprolis and Stivarga includes several warnings relating to observed adverse reactions. For example, severe and sometimes fatal hepatotoxicity has been observed in clinical studies of Stivarga. These adverse reactions are highlighted as a boxed warning in the labeling for Stivarga, which could increase regulatory scrutiny for adequately addressing risk information in promotional messaging. With commercial use and additional clinical trials of these products, we and Bayer have updated and expect to continue to update adverse reactions listed in the package insert to reflect current information. If additional adverse reactions emerge, or a pattern of severe or persistent previously observed side effects is observed in the relevant patient populations, the FDA or other regulatory agencies could modify or revoke marketing approval of any product or we may choose to withdraw one or more products from the market. If this were to occur, we may be unable to obtain marketing approval in additional indications. In addition, if patients receiving Nexavar, Kyprolis or Stivarga were to suffer harm as a result of their use of these products, these patients or their representatives may bring claims against us. These claims, or the mere threat of these claims, could have a material adverse effect on our business and results of operations.

We expect to seek additional regulatory approvals of Kyprolis in the United States and other countries. We have observed and reported safety and adverse events in Kyprolis clinical trials, which may increase the risk that FDA, or other regulatory agencies, could reject future applications for marketing approval. Similarly, Bayer is seeking additional regulatory approval for Stivarga, and has reported safety and adverse events in Stivarga trials, which may increase the risk that regulatory agencies could reject additional marketing approval for Stivarga. Even if Bayer succeeds in obtaining multiple regulatory approvals for Stivarga, we expect that their package inserts, if approved, will include information related to safety and adverse events, which could limit the market potential or reimbursability of either or both products

If previously unforeseen and unacceptable side effects are observed in Nexavar, Kyprolis, or Stivarga, we may be unable to proceed with further clinical trials, to seek or obtain regulatory approval in one or more indications, or to realize full commercial benefits of our products. In clinical trials, patients may be treated with Nexavar, Kyprolis, or Stivarga as a single agent or in combination with other therapies. During the course of treatment, these patients may die or suffer adverse medical effects for reasons unrelated to our products, including adverse effects related to the products that are administered in combination with our products. These adverse effects may impact the interpretation of clinical trial results, which could lead to adverse conclusions regarding the toxicity or efficacy of Nexavar, Kyprolis or Stivarga.

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

To date, the FDA has approved Nexavar only for the treatment of advanced kidney cancer and unresectable liver cancer. Physicians are not prohibited from prescribing Nexavar for the treatment of diseases other than advanced kidney cancer or unresectable liver cancer, however, we and Bayer are prohibited from promoting Nexavar for any non-approved indication, often called "off label" promotion. Likewise, to date, the FDA has approved Kyprolis only for the treatment of patients with multiple myeloma who have received at least two prior therapies, including bortezomib and an immunomodulatory agent, and have demonstrated disease progression on or within 60 days of completion of the last therapy; and Stivarga only for the treatment of patients with metastatic colorectal cancer, or mCRC, and for the treatment of patients with advanced gastrointestinal stromal tumors, or GIST. Although physicians are not prohibited from prescribing Kyprolis or Stivarga for the treatment of diseases other than the FDA-approved indication, we are prohibited from promoting Kyprolis or Stivarga for any other indications. The FDA and other regulatory agencies actively enforce regulations prohibiting off label promotion and the promotion of products for which marketing authorization has not been obtained. A company that is found to have improperly promoted an off label use may be subject to significant liability, including civil and administrative remedies, as well as criminal sanctions. We engage in the support of medical education activities and engage investigators and potential investigators interested in our clinical trials. Although we believe that all of our communications regarding Nexavar, Kyprolis and Stivarga are in compliance with the relevant regulatory requirements, the FDA or another regulatory authority may disagree, and we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse are and will be applicable to our business. For example, in the United States, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services or reward past purchases or recommendations. Violations of these laws can lead to civil and criminal penalties, including fines, imprisonment and exclusion from participation in federal healthcare programs. A number of states have enacted laws that require pharmaceutical companies to track and report payments, gifts and other benefits provided to physicians and other health care professionals and entities. Similarly, Section 6002 of PPACA requires pharmaceutical companies to report to the federal government certain payments and transfers of value to physicians and teaching hospitals and certain ownership and investment interests held by physicians or their immediate family members in applicable manufacturers. Other state laws require pharmaceutical companies to adopt and or disclose specific compliance policies to regulate the company's interactions with healthcare professionals. Some states, such as Massachusetts, Minnesota and Vermont, impose an outright ban on certain gifts to physicians. Violations of some of these laws may result in substantial fines. These laws affect our promotional activities by limiting the kinds of interactions we may have with hospitals, physicians or other potential purchasers or users of our products. Both the disclosure laws and gift bans impose additional administrative and compliance burdens on us. These laws are broadly written, and it is often difficult to determine precisely how a law will be applied in specific circumstances. If an employee were to offer an inappropriate gift, we could be subject to a claim under an applicable federal and state law. Similarly if we fail to comply with a reporting requirement, we could be subject to penalties under applicable federal or state laws.

Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. We could be subject to civil penalties for violations of the privacy and security requirements of HIPAA and could also be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business. International laws, such as the EU Data Privacy Directive (95/46/EC) and Swiss Data Privacy Act, regulate the processing of personal data within Europe and between European countries and the United States. Failure to provide adequate privacy protections and maintain compliance with Safe Harbor mechanisms could jeopardize business transactions across borders and result in significant penalties.

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

In the course of establishing and expanding our commercial operations and seeking regulatory approvals outside of the United States, we will need to establish and expand business relationships with various third parties, such as independent contractors, distributors, vendors, advocacy groups and physicians, and we will interact more frequently with foreign officials, including regulatory authorities and physicians employed by state-run healthcare institutions who may be deemed to be foreign officials under the FCPA, UK Anti-Bribery Act or similar laws of other countries that may govern our activities. Any interactions with any such parties or individuals where compensation is provided that are found to be in violation of such laws could result in substantial fines and penalties and could materially harm our business. Furthermore, any finding of a violation under one country's laws may increase the likelihood that we will be prosecuted and be found to have violated another country's laws. If our business practices outside the United States are found to be in violation of the FCPA, UK Anti-Bribery Act or other similar law, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our business, financial condition, results of operations, liquidity and growth prospects.

The market may not accept our marketed products.

Our marketed products may not be adopted rapidly, or at all, by physicians. Factors that can affect the rate of adoption and that can increase the difficulty of forecasting sales include the following:

  •
  physician and patient unfamiliarity with new marketed products such as Kyprolis and Stivarga;

  •
  cautionary prescribing behavior due to concerns regarding the safety and risk-benefits;

  •
  cautionary prescribing behavior due to lack of reimbursement history for Kyprolis or Stivarga;

  •
  confusion and questions relating to the label;

  •
  difficulty in identifying appropriate patients for treatment;

  •
  the cost of the marketed product;

  •
  other aspects of physician education;

  •
  the size of the market for our marketed products, which may not be as large as forecasted;

  •
  treatment guidelines issued by government and non-government agencies;

  •
  types of cancer for which the marketed product is approved;

  •
  timing of market entry relative to competitive products;

  •
  availability of alternative therapies;

  •
  price of our marketed product relative to alternative therapies, including generic versions of our products, or generic versions of innovative products that compete with our marketed products;

  •
  patients' reliance on patient assistance programs, under which we provide free drugs;

  •
  rates of returns and rebates;

  •
  uncertainty of launch trajectory for Kyprolis and Stivarga;

  •
  our ability to manufacture and deliver Kyprolis in commercially sufficient quantities;

  •
  extent of marketing efforts by us and third-party distributors or agents retained by us;

  •
  side effects or unfavorable publicity concerning our marketed products or similar products;

  •
  duration of time a patient remains on treatment; and

  •
  dose used, in accordance with the label.

The extent to which any of these or other factors individually or in the aggregate may impact future sales of our marketed products is uncertain and difficult to predict.

We may be subject to pharmaceutical pricing and third-party reimbursement pressures.

Third-party payers and governments are increasingly challenging the pricing of medical products and services, especially in global markets, and their reimbursement practices may affect the price levels for Nexavar, Kyprolis or Stivarga, or any other future product. Governments outside of the United States may increase their use of risk-sharing programs, which will only pay for a drug after it demonstrates efficacy in a given patient. In addition, governments may increasingly rely on Health Technology Assessments to determine payment policy for cancer drugs. Health Technology Assessments are used by governments to assess whether health services are safe and cost-effective. In addition, the market for our products may be limited by third-party payers who establish lists of approved products and do not provide reimbursement for products not listed. If our products are not on the approved lists in one or more countries, our sales may suffer. Non-government organizations can influence the use of our products and reimbursement decisions for our products in the United States and elsewhere. For example, the National Comprehensive Cancer Network, or NCCN, a not-for-profit alliance of cancer centers, has issued guidelines for the use of Nexavar in the treatment of advanced kidney cancer and unresectable liver cancer. These guidelines may affect treating physicians' use of Nexavar.

Nexavar's success in Europe and other regions, particularly in Asia Pacific, could also depend on obtaining and maintaining government reimbursement. For example, in Europe and in many other international markets, patient access is limited for medicines that are not reimbursed by the government. Negotiating prices with governmental authorities can delay commercialization by up to twelve months or more. Even if reimbursement is available, reimbursement policies may adversely affect sales and profitability of Nexavar. In addition, in Europe and in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. In the Asia-Pacific region, excluding Japan, China leads in Nexavar sales, however, reimbursement typically requires multiple steps. Also, in December 2009, health authorities in China published a new National Reimbursement Drug List, or NRDL, which lists medicines that are expected to be sold at government controlled prices. There were no targeted oncology drugs, including Nexavar, on the NRDL, however, the Ministry of Human Resource and Social Security, the group responsible for developing the NDRL, could establish a mechanism and framework for reimbursement of high-value innovative products, such as targeted oncology drugs. Reimbursement policies are subject to change due to economic, political or competitive factors. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending.

In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and negative list systems under which products may be marketed only once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the role of the National Institute for Health and Clinical Excellence in the United Kingdom, which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country.

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

Our financial results depend on management's selection of accounting methods and certain assumptions and estimates.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management's judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in our reporting materially different results than would have been reported under a different alternative.

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

In 2009 we acquired Proteolix, and in the future we may enter into other acquisitions of, or investments in, businesses, in order to complement or expand our current business or enter into a new product area. Achieving the anticipated benefits of any future acquisition, depends upon the successful integration of the acquired business' operations and personnel in a timely and efficient manner. The difficulties of integration include, among others:

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

Negotiations associated with an acquisition or strategic investment could divert management's attention and other company resources. Any of the following risks associated with future acquisitions or investments could impair our ability to grow our business, develop new products, or sell Nexavar, Stivarga or Kyprolis, and ultimately could have a negative impact on our growth or our financial results for many reasons, including:

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

We may need to further expand our sales, market access, managerial, operational, administrative and other functions in order to continue to commercialize Nexavar, Kyprolis and Stivarga, manage and fund our operations and continue our development activities. To support this growth, we have hired and intend to continue hiring additional employees. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we:

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

We have expanded our operations into Europe and, if Kyprolis and other products are approved in that region, we expect to import, market, sell and distribute our products in European countries. We expect to expand our presence in Europe. Our clinical and commercial supply chain activities could occur outside the United States. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

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

We employ individuals who were previously employed at educational institutions or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We incurred significant indebtedness through the sale of our 4.0% convertible senior notes due 2016, and we may incur additional indebtedness in the future. The indebtedness created by the sale of the notes and any future indebtedness we incur exposes us to risks that could adversely affect our business, financial condition and results of operations.

We incurred senior indebtedness in August 2009 when we sold $230 million aggregate principal amount of 4.0% convertible senior notes due 2016, or the 2016 Notes. We may also incur additional long-term indebtedness or obtain working capital lines of credit to meet future financing needs. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including:

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

The conditional conversion features of the 2016 Notes were triggered on October 1, 2012 and again on January 1, 2013. The holders of the 2016 Notes are entitled to convert the 2016 Notes through March 31, 2013, at their option. If one or more holders elect to convert their 2016 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock, we would be required to make cash payments to satisfy all or a portion of our conversion obligation based on the applicable conversion rate, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2016 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2016 Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

We face product liability risks and may not be able to obtain adequate insurance.

The sales of Nexavar, Stivarga and Kyprolis, and the use of Nexavar, Kyprolis, Stivarga or other products and product candidates in clinical trials expose us to product liability claims. In the United States, FDA approval of a drug may not offer protection from liability claims under state law (i.e., federal preemption defense), the tort duties for which may vary state to state. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of Nexavar, Kyprolis, Stivarga or future products. We may not be able to maintain product liability insurance coverage at a reasonable cost. We may not be able to obtain additional insurance coverage that will be adequate to cover product liability risks that may arise should a future product candidate receive marketing approval. Whether or not we are insured, a product liability claim or product recall may result in significant losses. Regardless of merit or eventual outcome, product liability claims may result in:

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

Patents and patent applications covering Nexavar and Stivarga are owned by Bayer. Those Nexavar patents that arose out of our collaboration agreement with Bayer are licensed to us, including two United States patents covering Nexavar and pharmaceutical compositions of Nexavar. Both patents will expire January 12, 2020. These two patents are listed in the FDA's Approved Drug Product List (Orange Book). Based on publicly available information, Bayer also has patents in several European countries covering Nexavar, which will expire in 2020. Bayer has other patents and patent applications pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extension, the entitlement to and the term of which cannot presently be calculated, in part because Bayer does not share with us information related to its Nexavar patent portfolio. Patents and patent applications covering Stivarga are owned by Bayer. Bayer has an issued patent in Europe that claims Stivarga and expires in 2024, and applications pending in the United States and other countries of the world that, if issued, will also have a patent term of 2024. The 2024 expiration date is without considering any patent term extension that the patents may be entitled to. We cannot be certain that Bayer's issued patents and future patents if they issue will provide adequate protection for Nexavar or Stivarga or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise. Similarly, we cannot be certain that the patents and patent applications owned by us, acquired in the Proteolix acquisition, or licensed to us by any licensor, will provide adequate protection for Kyprolis or any other product, or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise. The patents related to Kyprolis and oprozomib will begin to expire in 2025 and 2027, respectively. Third parties may claim to have rights in the assets that we acquired with Proteolix, including Kyprolis, or to have intellectual property rights that will be infringed by our commercialization of our assets, including those that we acquired with Proteolix. If third parties were to succeed in such claims, our business and company could be harmed.

The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Our patents, or patents that we license from others, may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Competitors may challenge or circumvent our patents or patent applications. Courts may find our patents invalid. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization, which would reduce or eliminate any advantage the patents may give us. We may not have been the first to make the inventions covered by each of our issued or pending patent applications, or we may not have been the first to file patent applications for these inventions. Third party patents may cover the materials, methods of treatment or dosage related to our product, or compounds to be used in combination with our products; those third parties may make allegations of infringement. We cannot provide assurances that our products or activities, or those of our licensors or licensees, will not infringe patents or other intellectual property owned by third parties. Competitors may have independently developed technologies similar or complementary to ours, including compounds to be used in combination with our products. We may need to license the right to use third-party patents and intellectual property to develop and market our product candidates. We may be unable to acquire required licenses on acceptable terms, if at all. If we do not obtain these required licenses, we may need to design around other parties' patents, or we may not be able to proceed with the development, manufacture or, if approved, sale of our product candidates. We may face litigation to defend against claims of infringement or other violations of intellectual property rights, assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the scope and validity of others' proprietary rights. In addition, we may require interference or similar proceedings in the United States Patent and Trademark Office or its foreign counterparts to establish priority of invention. These activities are uncertain, making any outcome difficult to predict and costly and may be a substantial distraction for our management team.

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

In addition, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act have not yet become effective. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act, in particular the first-to-file provision, and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Limited foreign intellectual property protection and compulsory licensing could limit our revenue opportunities.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. The requirements for patentability may differ in certain countries, particularly developing countries. In 2009, we became aware that a third-party had filed an opposition proceeding with the Chinese patent office to invalidate the patent that covers Nexavar. Unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug, such as Nexavar. The third party filed an appeal to the Beijing No. 1 Court to which Bayer responded and the Court found in Bayer's favor. The appeal period for this decision has recently expired, and thus the Nexavar Chinese patent has been upheld. Generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of the Nexavar patents, requiring Bayer and us to engage in complex, lengthy and costly litigation or other proceedings. Generic drug manufacturers may develop, seek approval for, and launch generic versions of Nexavar. For example, Bayer has a patent in India that covers Nexavar. Cipla Limited, an Indian generic drug manufacturer, applied to the Drug Controller General of India, or DCGI, for market approval for Nexavar, which Bayer sought to block based on its patent. Bayer sued the DCGI and Cipla Limited in the Delhi High Court requesting an injunction to bar the DCGI from granting Cipla Limited market authorization. The Court ruled against Bayer, stating that in India, unlike the U.S., there is no link between regulatory approval of a drug and its patent status. Bayer unsuccessfully appealed. Consequently, Bayer has appealed to the Indian Supreme Court, and has filed a patent infringement suit against Cipla that is currently pending before the Delhi high court, Cipla, however, is now selling a generic version of Nexavar in India. Also, recently, India's controller general of patents, designs and trademarks has granted a compulsory license to the Indian generic drug manufacturer, Natco, to make a generic version of Nexavar, and Natco has commenced production of a generic version of Nexavar. Bayer has appealed this ruling, and has also sued Natco for patent infringement. The compulsory license granted to Natco does not give Natco the right to sell Nexavar outside of India. Two other Indian companies, MDL ChemPharm and BDR Pharmaceuticals Inc., have filed for a compulsory license to sell generic Nexavar. Bayer has sued both these parties for patent infringement.

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

Our research and development activities involve the controlled use of hazardous or potentially hazardous materials, including chemical, biological and radioactive materials. In addition, our operations produce hazardous waste products. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may incur significant additional costs to comply with these and other applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could significantly deplete or even exhaust our resources. We do not have any insurance for liabilities arising from hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and manufacturing efforts, which could harm our business. We are subject to various laws and regulations governing laboratory practices and the experimental use of animals. We are also subject to regulation by the Occupational Safety and Health Administration, or OSHA, and the Environmental Protection Agency, or the EPA, and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. OSHA or the EPA may promulgate regulations that may affect our research and development programs.

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

We have been in the past, and may become in the future, involved in legal proceedings. Civil and criminal litigation is inherently unpredictable and outcomes can result in significant fines, penalties and/or injunctive relief that could affect how we operate our business. Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for our management and requires resources which could otherwise be focused on our business activities. In addition, legal fees and costs incurred in connection with such activities could be significant. Settlements and decisions adverse to our interests in legal actions could result in the payment of substantial amounts and could have a material adverse effect on our cash flow, results of operations and financial position.

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

  •
  require stockholders to give advance notice prior to submitting proposals for consideration at stockholders' meetings or to nominate persons for election as directors; and

  •
  restrict certain business combinations between us and any person who beneficially owns 15% or more of our outstanding voting stock.

We have entered into change in control severance agreements with each of our executive officers. These agreements provide for the payment of severance benefits and the acceleration of stock option vesting if the executive officer's employment is terminated within 24 months of a change in control. The change in control severance agreements may have the effect of preventing a change in control.

In the future, the failure of one or more of our customers could have a significant impact on our business.    Following the commercial launch of Kyprolis, our sales and trade accounts receivable in the United States are primarily with a limited number of drug wholesalers and specialty distributors. As a result, we are highly dependent on these customers. This concentration of credit risk could increase the risk of financial loss, should one or more of these companies fail. Although we will monitor the financial performance and creditworthiness of our customers and will monitor economic conditions along with associated impacts on the financial markets and its business, there can be no assurance that our efforts will prevent credit losses that could adversely affect our business.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters, including our principal offices, are currently located in South San Francisco, California. We began occupying these premises in May 2011. In July 2010, we entered into arrangements to lease and sublease a total of approximately 126,493 square feet located at our corporate headquarters in South San Francisco, California. The sublease and the lease expire in 2015 and 2024, respectively. Upon expiration of the sublease, the lease will be automatically expanded to include the premises subject to the sublease. The lease includes two successive five-year options to extend the term of the lease to 2034. In November 2011, we entered into an arrangement to lease up to an additional 170,618 square feet in a building being constructed adjacent to our corporate headquarters in South San Francisco, California, and this lease is expected to expire in 2024. The lease includes two successive five-year options to extend the term of the lease to 2034. The lease also includes a one-time option to lease additional premises that will be constructed after the exercise of the option. If the option is exercised, the term of the lease will be automatically extended by ten years. For accounting purposes, due to the nature of our involvement with the construction of this second building, we were considered to be the owner of the assets during the construction period through the lease commencement date, even though the lessor is responsible for funding and constructing the building shell and some infrastructure costs. For accounting purposes, we treated this as a sale-lease-back transaction on the building completion date and account for the lease as an operating lease going forward. The building was substantially complete by December 31, 2012 and the building was removed from our balance sheet at that time.

As a result of the Company's consolidation of its facilities, in May 2011, the Company ceased the use of facilities it previously occupied in Emeryville, California. In connection with the exit from these facilities, during 2011, we recorded total exit costs of approximately $7.3 million, which includes $5.5 million related to operating lease obligations, adjusted for any effects of deferred rent liability recognized under purchase accounting; $1.1 million in other facility related costs and $0.7 million in property and equipment write-offs. The estimated costs disclosed are based on a number of assumptions, and actual results could materially differ. During the first quarter of 2012, we entered into a Third Amendment to Sublease and Sublease Termination Agreement with Oracle America, Inc. to terminate the subleases for two floors of the building located at 2100 Powell Street, Emeryville, California. In May 2012, we entered into a First Amendment to Sublease and Sublease Termination Agreement with Novartis Vaccines & Diagnostics, Inc., to terminate the sublease for the last floor we previously occupied of the building at 2100 Powell Street, Emeryville, California.

Rent expense for the year ended December 31, 2012 was $5.8 million, compared to $6.1 million for the year ended December 31, 2011. We received no sublease income during these periods. Please refer to Note 15, "Commitments and Contingencies" of the accompanying Consolidated Financial Statements for further information regarding our lease obligations.

We believe that our current facilities are sufficient to meet our present requirements. We anticipate that additional space will be available, when needed, on commercially reasonable terms.

Item 3.    Legal Proceedings

None.

Item 4.    Mine Safety Disclosures

None.

 PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market (NASDAQ) under the symbol "ONXX." We commenced trading on NASDAQ on May 9, 1996. The following table presents the high and low closing sales prices per share of our common stock reported on NASDAQ.

	2012		2011
	High	Low	High	Low
First Quarter	$44.18	$36.18	$37.67	$34.05
Second Quarter	67.12	37.85	45.37	33.56
Third Quarter	85.82	64.73	36.80	27.59
Fourth Quarter	91.46	71.40	44.68	29.52

On February 22, 2013, the last reported sales price of our common stock on NASDAQ was $78.31 per share.

Stock Performance Graph

The following performance graph is not "soliciting material," is not deemed filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN *
Among ONYX Pharmaceuticals, Inc., the NASDAQ Composite Index,
and the NASDAQ Pharmaceutical Index

*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Holders

There were approximately 124 holders of record of our common stock as of February 22, 2013.

Dividends

We have not paid cash dividends on our common stock and do not plan to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.    Selected Financial Data

This section presents our selected historical financial data. You should carefully read the consolidated financial statements and the notes thereto included in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Statement of Operations data for the years ended December 31, 2012, 2011 and 2010 and the Balance Sheet data as of December 31, 2012 and 2011 has been derived from our audited consolidated financial statements included elsewhere in this report. The Statement of Operations data for the years ended December 31, 2009 and 2008 and the Balance Sheet data as of December 31, 2010, 2009 and 2008 has been derived from our audited consolidated financial statements that are not included in this report. Historical results are not necessarily indicative of future results.

	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Operations Data:
Revenue from collaboration agreement	$288,416	$286,963	$265,350	$250,390	$194,343
Product revenue	63,955	-	-	-	-
Royalty revenue	8,294	-	-	-	-
Contract revenue from collaborations	1,500	160,211	-	1,000	-
License revenue	-	-	59,165	-	-
Total operating expenses (1)	(629,252)	(348,868)	(392,837)	(231,166)	(204,743)

Income (loss) from operations	(267,087)	98,306	(68,322)	20,224	(10,400)

Investment income, net	2,678	2,405	2,829	4,028	12,695
Interest expense	(21,785)	(20,224)	(19,400)	(6,858)	-
Other income (expense)	1,638	(4,103)	(773)	-	-
Provision (benefit) for income taxes	(96,769)	274	(819)	1,233	347

Net income (loss)	$(187,787)	$76,110	$(84,847)	$16,161	$1,948

Basic net income (loss) per share	$(2.88)	$1.20	$(1.35)	$0.27	$0.03
Diluted net income (loss) per share	$(2.88)	$1.19	$(1.35)	$0.27	$0.03
Shares used in computing basic net income (loss) per share	65,148	63,422	62,618	59,215	55,915
Shares used in computing diluted net income (loss) per share	65,148	64,010	62,618	59,507	56,765

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and current and non-current marketable securities	$492,759	$668,445	$577,868	$587,282	$458,046
Working capital	556,587	620,057	572,324	530,945	428,755
Finite-lived intangible assets, net (2)	257,969	-	-	-	-
Intangible assets — in-process research and development (2)	171,500	438,800	438,800	438,800	-
Goodwill (2)	193,675	193,675	193,675	193,675	-
Total assets	1,351,571	1,411,724	1,352,635	1,324,680	509,767
Liability for contingent consideration, current and non-current (2)	149,163	159,990	253,458	200,528	-
Convertible senior notes due 2016 (3)	174,404	162,893	152,701	143,669	-
Accumulated deficit	(651,073)	(463,286)	(539,396)	(454,549)	(470,710)
Total stockholders' equity	820,119	823,413	697,574	750,556	475,200

(1)
Total operating expenses in 2012 and 2011 include an expense of $69.2 million and a benefit of $93.5 million, respectively, associated with the change in the fair value of the non-current contingent consideration liability related to the acquisition of Proteolix in November 2009.

(2)
In November 2009, we completed our acquisition of Proteolix for an aggregate purchase price with a fair value of $475.0 million. As a result of the acquisition, we acquired $438.8 million of in-process research and development intangible assets and we recorded $193.7 million of goodwill, and we recorded $157.1 million of deferred tax liabilities primarily related to the difference between the book basis and tax basis of the intangible assets related to the IPR&D projects. We also recorded a liability for contingent consideration for amounts payable to former Proteolix stockholders upon the achievement of specified regulatory approvals within pre-specified timeframes for Kyprolis. Following the regulatory approval of Kyprolis in the U.S. in 2012, we reclassified the portion of the Kyprolis acquired IPR&D asset that relates to the U.S. market to finite-lived intangible assets. Finite-lived intangible assets consist of acquired IPR&D related to Kyprolis in the Unites States with a cost of $267.3 million, which is being amortized over its estimated useful life of 13 years, using the straight-line method.
(3)
In August 2009, we issued, through an underwritten public offering, $230.0 million aggregate principal amount of 4.0% convertible senior notes due 2016.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. We use words such as "may," "will," "expect," "anticipate," "estimate," "intend," "plan," "predict," "potential," "believe," "should" and similar expressions to identify forward-looking statements. These statements appearing throughout our Annual Report on Form 10-K are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those set forth under "Business," Item 1A "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Overview

We are a biopharmaceutical company dedicated to developing and commercializing innovative therapies that target the molecular mechanisms that cause cancer. By applying our expertise to develop and commercialize therapies designed to exploit the genetic and molecular differences between cancer cells and normal cells, we have built two franchise platforms — one in kinase inhibition and one in proteasome inhibition. In our kinase inhibitor franchise, our lead product, Nexavar® (sorafenib) tablets, is approved in multiple countries for unresectable liver cancer and advanced kidney cancer. With our development and marketing partner Bayer HealthCare Pharmaceuticals Inc., or Bayer, we share equally in the profits and losses of Nexavar worldwide, except Japan. A second oral multi-kinase inhibitor, Stivarga® (regorafenib) tablets, a Bayer compound, is approved in the United States for the treatment of metastatic colorectal cancer (mCRC) and for the treatment of locally advanced, unresectable or metastatic gastrointestinal stromal tumors (GIST); and is under regulatory review for mCRC in the European Union and Japan, and for GIST in Japan. Onyx receives a twenty percent royalty from Bayer on net sales of Stivarga in oncology indications, globally.

In our proteasome inhibitor franchise, Kyprolis® (carfilzomib) for Injection, is approved in the United States for the treatment of patients with multiple myeloma who have received at least two prior therapies including bortezomib and an immunomodulatory agent (IMiD), and have demonstrated disease progression on or within 60 days of completion of the last therapy. We are executing a broad global development plan for Kyprolis across lines of treatment for multiple myeloma. We are also developing two other novel proteasome inhibitors, including an oral proteasome inhibitor, oprozomib (ONX 0912), and an immunoproteasome inhibitor (ONX 0914). In addition to the products described above, we expect to continue to expand our development pipeline, with multiple clinical or preclinical stage product candidates.

Kyprolis (carfilzomib) was approved by the United States Food and Drug Administration, or FDA, on July 20, 2012 for the treatment of patients with multiple myeloma who have received at least two prior therapies including bortezomib and an immunomodulatory agent (IMiD), and have demonstrated disease progression on or within 60 days of completion of the last therapy. Net sales of Kyprolis from its U.S. commercial launch in late July 2012 to the end of 2012 were $64.0 million.

Nexavar is approved by regulatory authorities in over 100 countries for the treatment of patients with unresectable liver cancer and advanced kidney cancer. Nexavar is a novel, orally available multiple kinase inhibitor that acts through dual mechanisms of action by inhibiting angiogenesis and the proliferation of cancer cells. During 2012, we continued to execute on our value-building strategy with our partner Bayer, by increasing worldwide sales and improving commercial margin of Nexavar. Nexavar was approved for the treatment of patients with advanced kidney cancer by the FDA in December 2005. It was approved in the European Union in July 2006 for the treatment of patients with advanced kidney cancer who have failed prior therapy or are considered unsuitable for other therapies. In the fourth quarter of 2007, Nexavar was approved in the European Union and United States for the treatment of patients with unresectable liver cancer. In the United States, we co-promote Nexavar with Bayer. Outside of the United States, Bayer manages all commercialization activities. For the years ended December 31, 2012, 2011 and 2010, worldwide net sales of Nexavar (excluding sales in Japan), as recorded by Bayer, were $861.4 million, $839.9 million and $795.0 million, respectively.

Stivarga is a Bayer compound and Onyx receives a royalty of 20% on global net sales in human oncology from the sale of Stivarga. In September 2012, the FDA approved Stivarga for the treatment of patients with metastatic colorectal cancer (mCRC) who have been previously treated with currently available therapies (including fluoropyrimidine-, oxaliplatin- and irinotecan-based chemotherapy, an anti-VEGF therapy, and, if KRAS wild type, an anti-EGFR therapy). We and Bayer jointly promote Stivarga in the U.S. Onyx receives a 20% royalty on Bayer's global net sales of Stivarga in human oncology. For the year ended December 31, 2012, Onyx recorded royalty revenue of $8.3 million.

Our business is subject to significant risks, including the risks inherent in our development efforts, the results of the Nexavar clinical trials, the marketing of Nexavar as a treatment for patients in approved indications, our dependence on collaborative parties, uncertainties associated with obtaining and enforcing patents, the lengthy and expensive regulatory approval process and competition from other products. For a discussion of these and some of the other risks and uncertainties affecting our business, see Item 1A "Risk Factors" of this Annual Report on Form 10-K.

2012 Business Highlights

Proteasome Inhibitor Franchise

In October 2012, enrollment was completed in the FOCUS trial, an international Phase 3 clinical trial evaluating single-agent carfilzomib in patients with relapsed and refractory myeloma. An interim analysis is planned in the second half of 2013 and, if results are positive, could support regulatory filings in Europe in patients with relapsed/refractory myeloma.

On July 20, 2012, the U.S. FDA granted accelerated approval of Kyprolis® for injection, a proteasome inhibitor, indicated for the treatment of patients with multiple myeloma who have received at least two prior therapies including bortezomib and an immunomodulatory agent (IMiD), and have demonstrated disease progression on or within 60 days of completion of the last therapy. Approval was based on response rate. Clinical benefit, such as improvement in survival or symptoms, has not been verified. During the second quarter of 2012, we continued to invest in the pre-launch commercialization of Kyprolis in preparation for the commercial launch in the third quarter of 2012.

On July 2, 2012, we announced that enrollment had begun in the ENDEAVOR trial, a Phase 3 trial evaluating Kyprolis in combination with dexamethasone, versus Velcade® (bortezomib) with dexamethasone, in patients with relapsed multiple myeloma.

Kinase Inhibitor Franchise

In February 2013, the FDA approved Stivarga for the treatment of patients with locally advanced, unresectable or metastatic gastrointestinal stromal tumors (GIST) who have been previously treated with imatimib and sunitinib malate. The United States approval is based on results from the pivotal Phase 3 GRID (GIST — Stivarga in Progressive Disease) trial, that demonstrated that Stivarga plus best supportive care (BSC) significantly improved progression-free survival (PFS) compared to placebo plus BSC in patients with metastatic and/or unresectable GIST who were previously treated with imatinib and sunitinib.

In January 2013, Onyx and Bayer announced top-line results from the DECISION (stuDy of sorafEnib in loCally advanced or metastatIc patientS with radioactive Iodine refractory thyrOid caNcer) trial in patients with locally advanced or metastatic radioactive iodine (RAI)-refractory differentiated thyroid cancer. The study met its primary endpoint of improving progression-free survival. Full results are expected to be presented at an upcoming medical meeting. The companies anticipate that this data will form the basis for regulatory submission of Nexavar in the treatment of RAI-refractory differentiated thyroid cancer.

In the fourth quarter of 2012, Bayer submitted a supplemental NDA for priority review to the Japanese MHLW for regorafenib in a second potential indication for metastatic and/or unresectable gastrointestinal stromal tumors. The submission is also based on data from pivotal Phase 3 GRID trial, which showed that Stivarga plus best supportive care (BSC) significantly improved progression-free survival (PFS) compared to placebo plus BSC in patients with metastatic and/or unresectable GIST who were previously treated with imatinib and sunitinib.

On September 27, 2012, we announced that Bayer received accelerated approval in the United States of Stivarga, an oral multi kinase inhibitor indicated for the treatment of metastatic colorectal cancer (mCRC) in patients whose disease has progressed despite prior treatment (including fluoropyrimidine-, oxaliplatin-, and irinotecan-based chemotherapy, an anti-VEGF therapy, and, if KRAS wild type, an anti-EGFR therapy). Bayer has submitted applications in Europe and Japan seeking marketing authorization for Stivarga for the treatment of patients with mCRC. The United States approval was based on improvement in overall survival and progression-free survival compared to placebo in patients with mCRC whose disease had progressed after approved standard therapies. Onyx co-promotes Stivarga in the United States with Bayer, and receives a twenty percent royalty on global net sales of Stivarga in human oncology.

During the third quarter of 2012, we continued to execute on our value-building strategy by increasing worldwide sales and improving commercial margin of Nexavar. In October 2011, we restructured our partnership with Bayer HealthCare for the global development and marketing of Nexavar and entered into a new agreement related to Stivarga. Under the terms of the agreements, Stivarga is a Bayer compound, and Bayer will have the final decision-making authority for global development and commercialization.

On July 23, 2012, Bayer, Onyx, and Astellas Pharma Inc. announced that the Phase 3 SEARCH (Sorafenib and Erlotinib, a rAndomized tRial protoCol for the treatment of patients with Hepatocellular carcinoma) trial evaluating the efficacy and safety of the addition of Tarceva® (erlotinib) tablets to Nexavar® (sorafenib) tablets did not improve overall survival for patients with unresectable hepatocellular carcinoma (HCC) compared to treatment with Nexavar alone.

2012 Financial Highlights

Total revenue for the year ended December 31, 2012 included revenue from the Nexavar collaboration, product revenue from the sale of Kyprolis in the U.S. and royalty revenue from sales of Stivarga by Bayer. Kyprolis net sales were $64.0 million for 2012, representing orders placed and received by end customers, clinics and hospitals. The FDA granted accelerated approval of Kyprolis on July 20, 2012. Revenue from the Nexavar collaboration was $288.4 million for 2012, compared to $287.0 million for

2011. Nexavar net sales, as recorded by Bayer, excluding Japan, were $861.4 million for the year ended December 31, 2012, compared to $839.9 million for the year ended December 31, 2011. The increase in Nexavar sales was driven by increased sales in the U.S. and demand driven growth in emerging markets including Asia Pacific and Latin America. Nexavar commercial margin also improved to 62% for 2012 compared to 60% for 2011. Stivarga royalty revenue was $8.3 million for the year ended December 31, 2012, following marketing approval in the U.S. by the FDA on September 27, 2012. Onyx receives a 20% royalty on Bayer's global net sales of Stivarga in human oncology.

Total operating expenses for the year ended December 31, 2012 were $629.3 million, an increase of $280.4 million, or 80%, from $348.9 million for the year ended December 31, 2011. The increase in operating expenses was partly due to the increase in research and development expenses for the global development of Kyprolis, particularly the ongoing Phase 3 ASPIRE, FOCUS and ENDEAVOR trials, and due to the increase in selling, general and administrative expenses related to the hiring of the field force associated with the Kyprolis commercial launch as well as promotional costs. Onyx also recorded contingent consideration expense of $69.2 million in 2012 compared to a benefit of $93.5 million in 2011.

Cash, cash equivalents and current and non-current marketable securities at December 31, 2012 were $492.8 million, a decrease of $175.6 million, or 26%, from $668.4 million at December 31, 2011. The decrease is primarily attributable to net cash used in operations.

2013 Outlook

We continue to strategically invest in the development of Kyprolis to unlock additional value across all lines of therapy. We look forward to continuing our business momentum in 2013, with many near-term clinical, regulatory, and commercial milestones across the proteasome and kinase inhibitor franchises.

Kyprolis

  •
  As part of the global commercialization strategy for Kyprolis, Onyx is exploring opportunities in countries outside of the U.S. that consider marketing authorization based on U.S. approval. Onyx expects to pursue agreements with established distributors for regulatory and commercialization activities in those markets.

  •
  An interim analysis is planned in the fourth quarter 2013 or later for the ASPIRE trial, an international Phase 3 trial evaluating carfilzomib plus lenalidomide (Revlimid®) and low-dose dexamethasone when compared to lenalidomide and low-dose dexamethasone alone in 780 patients with relapsed multiple myeloma.

  •
  An interim analysis is planned in the second half of 2013 for the FOCUS trial, a randomized trial evaluating Kyprolis versus best supportive care of low dose steroids plus cytoxan (optional), in patients with relapsed and refractory multiple myeloma following treatment with at least three prior therapies. If results are positive, these data could support regulatory filings in Europe in patients with relapsed/refractory myeloma.

  •
  In 2013, Onyx expects to initiate a Phase 3 trial evaluating carfilzomib in patients with newly diagnosed multiple myeloma.

Oprozomib

  •
  A new extended release tablet of oprozomib, an oral proteasome inhibitor, is being assessed in an ongoing Phase 1b/2 trial in hematologic malignancies including multiple myeloma. Preliminary data are expected to be submitted to a medical conference in the first half of 2013.

Stivarga

  •
  As part of a broad development program, Bayer has communicated plans to initiate two Phase 3 trials in 2013, in second-line hepatocellular carcinoma (HCC) and in CRC following resection of liver metastases.

Nexavar

  •
  In the first half of 2013, enrollment is expected to complete in the RESILIENCE trial, a Phase 3 study comparing capecitabine (Xeloda®) in combination with sorafenib or placebo for treatment of locally advanced or metastatic HER2-negative breast cancer.

Conditions in our current macroeconomic environment could affect our ability to achieve our goals, including healthcare policy changes in the United States and continued government pricing pressures internationally. We will continue to monitor these factors and will adjust our business processes to mitigate these risks to our business.

The successes we experienced in 2012 have helped us execute our strategy and as we continue to grow our business and achieve greater operational leverage, we remain focused on Kyprolis, Nexavar and Stivarga revenue growth, development of Kyprolis and oprozomib, and disciplined expense management that we believe will enable execution of our operating objectives for 2013.

Critical Accounting Policies, Estimates and Judgments

The accompanying discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Consolidated Financial Statements requires us to make significant estimates, assumptions and judgments that affect the amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Significant estimates used in 2012 include assumptions used in the determination of the fair value of marketable securities, revenue from collaboration agreement, multiple element arrangements, the effect of business combinations, fair value measurement of tangible and intangible assets and liabilities, goodwill and other intangible assets, fair value of convertible senior notes, research and development expenses, stock-based compensation and the provision for income taxes. Actual results may differ materially from these estimates.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Marketable Securities:    Marketable securities consist primarily of corporate debt securities, corporate commercial paper, debt securities of United States government agencies, auction rate notes and money market funds and are classified as available-for-sale securities. Concentration of risk is limited by diversifying investments among a variety of industries and issuers. Available-for-sale securities are carried at fair value based on quoted market prices, with any unrealized gains and losses reported in accumulated other comprehensive income (loss). For securities with unobservable quoted market prices, such as the AAA rated auction rate securities collateralized by student loans that are included in our investment portfolio, the fair value of each of these securities is estimated utilizing a discounted cash flow analysis that considers interest rates, the timing and amount of cash flows, credit and liquidity premiums, and the expected holding periods of these securities. The unobservable inputs for these securities are the liquidity premium and expected holding period. The discount rates used in the cash flow analysis that includes the liquidity premium was 2%. An increase or decrease of 1% in the discount rate would have a $0.4 million change in the auction rate securities valuation. The expected holding period was 5.1 years. An increase or decrease of 1 year in the expected holding period would result in a negligible change in the auction rate securities valuation. Unrealized losses are charged against "investment income" when a decline in fair value is determined to be other-than-temporary. We review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near-term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. We do not intend to sell our marketable securities and it is not likely that we will be required to sell our marketable securities prior to the recovery of their amortized cost bases. Available-for-sale securities with initial maturities of greater than one year are classified as long-term. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold or the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific identification method. Realized gains and losses and declines in value judged to be other than temporary are included in the statements of operations. Interest earned and gains realized on marketable securities, amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income.

Revenue Recognition — Product Revenue

Revenue is recognized when the related costs are incurred and the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the nature of the fee charged for products or services delivered and the collectability of those fees. Where the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria under the provision are met. During the initial launch period, we defer the recognition of revenue until the product is sold to the healthcare providers, the end customers, due to the inherent uncertainties in estimating normal channel inventory at the distributors, and during which period we also provide extended payment terms to the distributors. As of December 31, 2012, we had a deferred revenue balance of $9.8 million related to Kyprolis and recorded this amount as a liability in our Consolidated Balance Sheet.

We sell Kyprolis through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Health care providers order Kyprolis through these distributors. Kyprolis currently has a shelf-life of 24 months from date of manufacture. Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Reserves are established for these deductions and actual amounts incurred are offset against applicable reserves. We reflect these reserves as either a reduction in the related account receivable from the distributor, or as an accrued liability, depending on the nature of the sales deduction. Sales reserves are based on management's estimates that consider payer mix in target markets, industry benchmarks and experience to date. These estimates involve a high degree of judgment and are periodically reviewed and adjusted as necessary. Refer to Note 3 of the consolidated financial statements for a rollforward of these reserves for the year ended December 31, 2012.

Chargebacks, Government Rebates and Other Deductions:    We estimate reductions to product sales for qualifying federal and state government programs including discounted pricing offered to Public Health Services, or PHS, as well as government-managed Medicaid programs. Our reserve for PHS is based on actual chargebacks that distributors have claimed for reduced pricing offered to the healthcare providers. Our reserve for Medicaid is based upon statutorily-defined discounts, estimated payer mix, expected sales to qualified healthcare providers, and our expectation about future utilization. We also provided financial assistance to qualifying patients that are underinsured, or cannot cover the cost of commercial coinsurance amounts, through a patient assistance program, Onyx 360. Onyx 360 is available to patients in the U.S. and its territories who meet various financial need criteria. Government rebates that are invoiced directly to us are recorded in accrued liabilities on our Consolidated Balance Sheet. For qualified programs that can purchase our products through distributors at a lower contractual government price, the distributors charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as allowances against accounts receivable on our Consolidated Balance Sheet.

Distribution Fees and Product Returns:    We have written contracts with our customers that include terms for distribution-related fees. We record distribution fees due to our distributors based on the number of units sold to healthcare providers. Consistent with industry practice, we offer our customers a limited right to return product purchased directly from us, which is principally based upon the product's expiration date. We will accept returns for expired product during the three months prior to and after the product expiration date, on product that had been sold to the healthcare providers. Product returned is generally not resalable given the nature of our products and method of administration. We have developed estimates for Kyprolis product returns based upon historical industry information regarding product return rates of comparable products, including Nexavar, our other oncology product; inventory levels in the distribution channel; and other relevant factors. To date, actual Kyprolis product returns have been negligible. We monitor inventory levels in the distribution channel, as well as sales of Kyprolis by distributors to healthcare providers, using product-specific data provided by the distributors. If necessary, our estimates of product returns may be adjusted in the future based on actual returns experience, known or expected changes in the marketplace, or other factors.

Concentration of Credit Risk:    Financial instruments which potentially subject us to concentrations of credit risk include accounts receivable. We sell Kyprolis through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Health care providers order Kyprolis through these distributors. During 2012, 99% of our net Kyprolis product revenues were generated by three distributors. Despite the significant concentration of distributors, the demand for Kyprolis is driven primarily by patient therapy requirements and we are not dependent upon any individual distributor with respect to Kyprolis sales. Due to the pricing of Kyprolis, the specialty distributors and pharmacies generally carry a very limited inventory, resulting in sales of Kyprolis being closely tied to end-user demand.

Revenue from Collaboration Agreement:    In accordance with Accounting Standards Codification (ASC) Subtopic 808-10, Collaborative Arrangements, we record our share of the pre-tax commercial profit generated from the collaboration with Bayer, reimbursement of our shared marketing costs related to Nexavar and royalty revenue in one line item, "Revenue from collaboration agreement." Our portion of shared collaboration research and development expenses is not included in the line item "Revenue from collaboration agreement," but is reflected under operating expenses. According to the terms of the collaboration agreement, the companies share all research and development, marketing and non-U.S. sales expenses. We and Bayer each bear our own U.S. sales force and medical science liaison expenses. These costs related to our U.S. sales force and medical science liaisons are recorded in selling, general and administrative expenses. Bayer recognizes all revenue under the Nexavar collaboration and incurs the majority of expenses relating to the development and marketing of Nexavar. We are highly dependent on Bayer for timely and accurate information regarding any revenues realized from sales of Nexavar and the costs incurred in developing and selling it, in order to accurately report our results of operations. For the periods covered in the financial statements presented, there have been no significant or material changes to prior period estimates of revenues and expenses. However, if we do not receive timely and accurate information or incorrectly estimate activity levels associated with the collaboration of Nexavar at a given point in time, we could be required to record adjustments in future periods and may be required to restate our results for prior periods.

Multiple Element Arrangements:    Beginning in 2010, we account for multiple element arrangements, such as license and development agreements in which a customer may purchase several deliverables, in accordance with ASC Subtopic 605-25, Multiple-Element Arrangements, For these multiple element arrangements, we allocate revenue to each non-contingent element based upon the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (VSOE) of selling price, if it exists, or third-party evidence (TPE) of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, we use best estimated selling price (BESP) for that deliverable. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.

Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. Changes in assumptions or judgments or changes to the elements in an arrangement could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Inventories:    Inventories are stated at the lower of cost or market. Cost is determined based on actual cost. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between cost and market value. These reserves are determined based on estimates.

The inventory on hand at July 20, 2012 consisted of materials in various stages of production. Inventory on hand as of July 20, 2012, that was expensed prior to Kyprolis' U.S. regulatory approval, had an estimated cost of approximately $15.0 million, excluding any overhead allocation. Based on sales to date, we would expect to sell all finished goods inventory which was on hand as of July 20, 2012 within the next 12 months.

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

  •
  the probability of technical and regulatory success ("PTRS") for unapproved product candidates considering their stages of development;

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

As a result of the acquisition of Proteolix in November 2009 under the terms of an Agreement and Plan of Merger, or the Merger Agreement, which was entered into in October 2009, we made payments of $40.0 million and $80.0 million in April 2010 and September 2012, respectively, and may be required to pay up to an additional $365.0 million payable in up to three earn-out payments upon the achievement of certain regulatory approvals for Kyprolis in the U.S. and Europe within pre-specified timeframes. The liability for contingent consideration relates to the three remaining earn-out payments with a fair value of $149.2 million at December 31, 2012 based upon a discounted cash flow model that uses significant estimates and assumptions, including the PTRS of the product candidate, Kyprolis.

During 2012, the Company recorded contingent consideration expense of $69.2 million. The expense in 2012 primarily related to an increase in our PTRS for the milestone payment of $80.0 million, based on Kyprolis' accelerated marketing approval in the United States for relapsed/refractory multiple myeloma, which was achieved on July 20, 2012. Approximately $63 million of the milestone was paid in the form of Onyx common stock, and $17 million was paid in cash. Any further changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Consolidated Statements of Operations.

During 2011, the Company recorded a contingent consideration benefit of $93.5 million. The benefit in 2011 primarily related to a decrease in our PTRS for the potential $80.0 million payment triggered by marketing approval in the United States for relapsed/refractory multiple myeloma that was unlikely at December 31, 2011. In addition, contingent consideration liability associated with a potential $65.0 million payment triggered by marketing approval for relapsed/refractory multiple myeloma in the European Union was removed, because based on development timelines, Onyx did not expect approval before the December 31, 2013 milestone expiration date. Partially offsetting these decreases was an increase in the fair value of the non-current liability for contingent consideration due to the passage of time.

Any further changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Consolidated Statements of Operations. Changes in the contingent consideration liability are indicative of additional information becoming available at different balance sheet dates. Any potential future regulatory approval of Kyprolis in the US and in Europe, is largely outside of our control, and requires significant judgment. Since the PTRS by a specified milestone date could have a significant impact on the fair value of the contingent consideration liability, it is possible that there may be significant changes to the contingent consideration liability in the future. It may also not be possible to accurately predict the outcome of a regulatory approval in the U.S. or Europe by a specified milestone date. Even though the FDA provides a PDUFA date, this is not indicative of the date they will provide their decision whether regulatory approval will be announced. Management has used all information available to them at each balance sheet date to determine the appropriate PTRS in calculating their best estimate of the contingent consideration liability.

Goodwill and Indefinite-lived Intangible Assets:    We account for goodwill and indefinite lived intangible assets in accordance with ASC Topic 805, and ASC Topic 350, Intangibles — Goodwill and Other. ASC Topic 805 requires that the purchase method of accounting be used for all business combinations and specifies the criteria that must be met in order for intangible assets acquired in a business combination to be recognized and reported apart from goodwill. Our indefinite lived intangible assets and goodwill are not amortized, instead they are tested for impairment at least annually or whenever events or circumstances occur that indicate impairment might have occurred in accordance with ASC Topic 350. Through December 31, 2012, no impairment has been identified. Judgment regarding the existence of impairment indicators will be based on historical and projected future operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. In the future, events could cause us to conclude that impairment indicators exist and that certain other intangibles with determinable lives and other long-lived assets are impaired resulting in an adverse impact on our financial position and results of operations.

Finite-lived Intangible Assets:    Finite-lived intangible assets related to intangible assets reclassified from indefinite-lived intangible assets, following the FDA approval of Kyprolis for marketing in the United States with a cost of $267.3 million. We amortize finite-lived intangible assets, using the straight-line method, over their estimated useful life. The estimated useful life of 13 years was used for the intangible asset related to Kyprolis in the U.S. based on the remaining patent life. At December 31, 2012, the accumulated amortization was $9.3 million. The Company reviews finite-lived intangible assets for impairment when facts or circumstances indicate a reduction in the fair value below their carrying amount.

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

Stock-Based Compensation:    We account for stock-based compensation of stock options granted to employees and directors and of employee stock purchase plan shares by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. We estimate expected volatility based upon a combination of historical and implied stock prices. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. The expected option term calculation incorporates historical employee exercise behavior and post-vesting employee termination rates. We account for stock-based compensation of restricted stock award grants by amortizing the fair value of the restricted stock awards grants, which is the grant date market price, over the applicable vesting period. Compensation cost for restricted stock and stock option awards that contain performance or market conditions is based on the grant date fair value of the award. Compensation expense is recorded over the implicit or explicit requisite service period based on management's best estimate as to whether it is probable that the shares awarded are expected to vest. Previously recognized compensation expense is fully reversed if performance targets are not satisfied. The Company assesses the probability of the performance indicators being met on a continuous basis and records compensation expense from that date, over the remainder of the requisite service period.

Net income (loss) for the years ended December 31, 2012, 2011 and 2010 includes employee stock-based compensation expense of $35.3 million, or $0.54 per diluted share, $26.4 million, or $0.41 per diluted share, and $22.1 million, or $0.35 per diluted share, respectively. As of December 31, 2012, the total unrecorded stock-based compensation expense for unvested stock options, net of expected forfeitures, was $53.5 million, which is expected to be amortized over a weighted-average period of 2.7 years. As of December 31, 2012, the total unrecorded expense for unvested restricted stock awards and units, net of expected forfeitures, was $10.0 million, which is expected to be amortized over a weighted-average period of 1.3 years.

All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model. The option arrangements are subject to periodic remeasurement over their vesting terms. We recorded compensation expense related to option grants to non-employees of $2.6 million, $0.6 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. In addition, our estimate of future stock-based compensation expense will be affected by a number of items including our stock price, the number of stock options our board of directors may grant in future periods, as well as a number of complex and subjective valuation adjustments and the related tax effect. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the years ended December 31, 2012, 2011 and 2010 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Research and Development Expense:    Research and development costs are charged to expense when incurred. The major components of research and development costs include clinical manufacturing costs, preclinical study expenses, clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead and occupancy costs. Preclinical study expenses include, but are not limited to, costs incurred for the laboratory evaluation of a product candidate's chemistry and its biological activities and costs incurred to assess the potential safety and efficacy of a product candidate and its formulations. Clinical trial expenses include, but are not limited to, investigator fees, site costs, comparator drug costs and clinical research organization costs. In the normal course of business, we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients and the completion of portions of the clinical trial or similar conditions. Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites, cooperative groups and clinical research organizations. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract. We monitor service provider activities to the extent possible; however, if we incorrectly estimate activity levels associated with various studies at a given point in time, we could be required to record adjustments to research and development expenses in future periods.

Manufacturing costs are a component of research and development expenses and include costs associated with third-party contractors for validation and commercial batch production, process technology transfer, quality control and stability testing, raw material purchases, overhead expenses and facilities costs. We previously recorded these manufacturing-related expenses as research and development as incurred because these costs did not meet the definition of an inventory asset, as future use could not be determined based upon the uncertainty of whether Kyprolis would be approved for marketing in the United States by the FDA. Inventories include owned items that are held for sale in the ordinary course of business, that are in process of production for sale, or that will be consumed in the production of goods or services that will be held for sale. On July 20, 2012, the FDA approved Kyprolis for marketing in the United States. Therefore, we are now capitalizing certain manufacturing costs, following the regulatory approval, as an inventory asset that would previously have been expensed as research and development costs, in cases where the manufacturing costs meet the definition of an inventory asset.

The inventory on hand at July 20, 2012 consisted of materials in various stages of production. At this time we cannot reasonably estimate the timing and rate of consumption of raw materials and work-in-progress inventory, or the timing of the sales of the finished goods to be manufactured with this inventory. The aggregate sales price of inventory on hand could be impacted by a number of factors including, but not limited to, market demand, future pricing of the product, competition and reimbursement by government and other payers. Inventory on hand as of July 20, 2012, that was expensed prior to Kyprolis' U.S. regulatory approval, had an estimated cost of approximately $15.0 million, excluding any overhead allocation. As of December 31, 2012, the remaining finished goods inventory which had been produced prior to July 20, 2012 had an estimated aggregate selling price of approximately $85.4 million, based on the average selling price of Kyprolis for the year ended December 31, 2012. Based on sales to date, we would expect to sell all finished goods inventory which was on hand as of July 20, 2012 within the next 12 months.

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

Non-refundable option payments, including those previously made under our agreement with S*BIO, that do not have any future alternative use are recorded as research and development expense. Not all research and development costs are incurred by us. A portion of our total research and development expenses, approximately 23% in 2012, 31% in 2011 and 49% in 2010, relates to our cost sharing arrangement with Bayer and represents our share of the research and development costs incurred by Bayer. As a result of the cost sharing arrangement between us and Bayer, there was a net reimbursable amount of $72.9 million, $79.2 million and $78.8 million to Bayer for the years ended December 31, 2012, 2011 and 2010, respectively. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. For the periods covered in the financial statements presented, there have been no significant or material differences between actual amounts and estimates. However, if we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment.

Income Taxes:    We use the assets and liability method to account for income taxes in accordance with ASC 740-10, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At each balance sheet date, we evaluate the available evidence about future taxable income and other possible source of realization of deferred tax assets, and record a valuation allowance that reduces the deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and the amount of which are uncertain. Accordingly, we continue to maintain a full valuation allowance against our deferred tax assets. On a quarterly basis, we reassess our valuation allowance for deferred income taxes. We will consider reducing the valuation allowance when it becomes more likely than not the benefit of those assets will be realized.

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

On July 20, 2012, we received approval for Kyprolis by the FDA in the U.S. Accordingly, we reassessed the acquired intangible assets associated with the Proteolix, Inc. acquisition and started amortizing the U.S. portion of the Kyprolis acquired intangible assets. As a result of the approval and related change in assessment, the deferred tax liability related to the U.S. acquired intangible assets can now be used to offset the Company's deferred tax assets. We recorded a non-cash income tax benefit in 2012 of $96.8 million to recognize the change in valuation allowance required by the change in assessment.

ASC 740 also clarifies the accounting for uncertainty in tax positions recognized in the financial statements. We adopted this guidance on uncertain tax positions on January 1, 2007. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on technical merits of the position. The tax benefit recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

In January 2013, the United States enacted an extension of the federal research tax credit through December 31, 2013. As a result, we expect that our income tax provision for the first quarter of 2013 will include an increase in the gross deferred tax assets reflecting the full year 2012 federal research tax credit. However, due to the Company's full valuation allowance against its deferred tax assets, it will not impact the Company's provision as the increase in the gross deferred tax asset will be offset by the increase in the valuation allowance.

Results of Operations

Years Ended December 31, 2012, 2011 and 2010

Total Revenue

Total Revenue, as compared to prior years, was as follows:

	Year Ended December 31,			Change 2012 vs 2011		Change 2011 vs 2010
	2012	2011	2010	$	%	$	%
	(In thousands)
Revenue from collaboration agreement	$288,416	$286,963	$265,350	$1,453	1%	$21,613	8%
Product revenue — Kyprolis	63,955	-	-	63,955	N/A	-	N/A
Royalty revenue — Stivarga	8,294	-	-	8,294	N/A	-	N/A
Contract revenue from collaboration	1,500	160,211	-	(158,711)	(99%)	160,211	N/A
License revenue	-	-	59,165	-	N/A	(59,165)	(100%)

Total revenue	362,165	447,174	324,515	(85,009)	(19%)	122,659	38%

Total revenue decreased by $85.0 million, or 19%, to $362.2 million in 2012 compared to 2011, and total revenue increased by $122.7 million or 38%, to $447.2 million in 2011 from 2010, mainly due to $160.0 million in contract revenue from collaboration in 2011 that did not occur in 2012 or 2010. Additionally, we recorded $64.0 million in product revenue from Kyprolis and $8.3 million in royalty revenue from Stivarga in 2012 that did not occur in 2011 or 2010; and we recorded $59.2 million in license revenue in 2010 that did not occur in 2011 or 2012.

Product Revenue from Kyprolis

Product revenue consists of revenue recorded on the sale of Kyprolis. Kyprolis net sales were $64.0 million for 2012, representing orders placed and received by end customers, clinics and hospitals post approval. The FDA granted accelerated approval of Kyprolis on July 20, 2012. The Company records revenue on the sale of Kyprolis on the sell-through basis, once its customers sell the product to the end customers. Product revenue is derived by calculating the net sales of Kyprolis by the distributors to the physicians and deducting estimated government rebates, chargebacks, returns reserve, distribution costs and other deductions.

Kyprolis is currently marketed in the U.S. for the treatment of patients with multiple myeloma who have received at least two prior therapies including bortezomib and an immunomodulatory agent (IMiD), and have demonstrated disease progression on or within 60 days of completion of the last therapy.

Product revenue from Kyprolis for the year ended December 31, 2012, 2011 and 2010 is calculated as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Product revenue, gross	$79,113	$-	$-
Government rebates, chargebacks and other	(11,614)	-	-
Returns reserve and distribution fees	(3,544)	-	-

Product revenue, net	$63,955	$-	$-

  Gross to Net Sales Accruals

We record gross to net sales accruals for government rebates, and chargebacks, sales returns and allowances, distribution fees and other deductions. We sell Kyprolis through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Health care providers order Kyprolis through these distributors. Kyprolis currently has a shelf-life of 24 months from date of manufacture. Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. Reserves are established for these deductions and actual amounts incurred are offset against applicable reserves. We reflect these reserves as either a reduction in the related account receivable from the distributor, or as an accrued liability depending on the nature of the sales deduction. Sales reserves are based on management's estimates that consider payer mix in target markets, industry benchmarks and experience to date. These estimates involve a high degree of judgment and are periodically reviewed and adjusted as necessary.

        Chargebacks, Government Rebates and Other Deductions:    We estimate reductions to product sales for qualifying federal and state government programs including discounted pricing offered to Public Health Services, or PHS, as well as government-

managed Medicaid programs. Our reserve for PHS is based on actual chargebacks that distributors have claimed for reduced pricing offered to the healthcare providers. Our reserve for Medicaid is based upon statutorily-defined discounts, estimated payor mix, expected sales to qualified healthcare providers, and our expectation about future utilization. We also provided financial assistance to qualifying patients that are underinsured, or cannot cover the cost of commercial coinsurance amounts, through a patient assistance program, Onyx 360. Onyx 360 is available to patients in the U.S. and its territories who meet various financial need criteria. Government rebates that are invoiced directly to us are recorded in accrued liabilities on our Consolidated Balance Sheet. For qualified programs that can purchase our products through distributors at a lower contractual government price, the distributors charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as allowances against accounts receivable on our Consolidated Balance Sheet.

        Distribution Fees and Product Returns:    We have written contracts with its customers that include terms for distribution-related fees. We record distribution fees due to our customers based on the number of units sold to healthcare providers. Consistent with industry practice, we offer our customers a limited right to return product purchased directly from us, which is principally based upon the product's expiration date. We will accept returns for expired product during the three months prior to and after the product expiration date, on product that had been sold to the healthcare providers. Product returned is generally not resalable given the nature of our products and method of administration. We have developed estimates for Kyprolis product returns based upon historical industry information regarding product return rates of comparable products, including Nexavar, our other oncology product; inventory levels in the distribution channel; and other relevant factors. To date, actual Kyprolis product returns have been negligible. We monitor inventory levels in the distribution channel, as well as sales of Kyprolis by distributors to healthcare providers, using product-specific data provided by the distributors. If necessary, our estimates of product returns may be adjusted in the future based on actual returns experience, known or expected changes in the marketplace, or other factors.

See Critical Accounting Estimates and Significant Accounting Policies for further discussion of revenue recognition, including these gross to net product revenue accruals.

	Chargebacks, Rebates and Other	Distribution Fees and Returns	Total
	(In thousands)
Balance as of December 31, 2011	$-	$-	$-
Provision related to current period sales	11,614	3,544	15,158
Credits/ Payments	(3,960)	(1,258)	(5,218)

Balance as of December 31, 2012	$7,654	$2,286	$9,940

Revenue from Collaboration

Nexavar is currently approved in more than 100 countries worldwide for the treatment of unresectable liver cancer and advanced kidney cancer. We co-promote Nexavar in the United States with Bayer under collaboration and co-promotion agreements. Under the terms of the co-promotion agreement and consistent with the collaboration agreement, we and Bayer share equally in the profits or losses of Nexavar, if any, in the United States, subject only to our continued co-funding of the development costs of Nexavar worldwide outside of Japan and our continued co-promotion of Nexavar in the United States. Outside of the United States, excluding Japan, Bayer incurs all of the sales and marketing expenditures, and we reimburse Bayer for half of those expenditures. In addition, for sales generated outside of the United States, excluding Japan, we reimburse Bayer a fixed percentage of sales for their marketing infrastructure. Research and development expenditures on a worldwide basis, excluding Japan, are equally shared by both companies regardless of whether we or Bayer incurs the expense. In Japan, Bayer is responsible for all development and marketing costs and we received a royalty on net sales of Nexavar through December 31, 2011. Under this Fourth Amendment to the Collaboration Agreement, Bayer has no obligation to pay royalties to Onyx for sales of Nexavar in Japan for any period after December 31, 2011.

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

Revenue from collaboration agreement consists of our share of the pre-tax commercial profit generated from our collaboration with Bayer, reimbursement of our shared marketing costs related to Nexavar and royalty revenue. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. Revenue from collaboration agreement is derived by calculating net sales of Nexavar to third-party customers and deducting the cost of goods sold, distribution costs, marketing costs (including without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses and Bayer marketing services expenses), Phase 4 clinical trial costs and allocable overhead costs. Reimbursement by Bayer of our shared marketing costs related to Nexavar and royalty revenue are also included in the "Revenue from collaboration agreement" line item.

Our portion of shared collaboration research and development expenses is not included in the "Revenue from collaboration agreement" line item, but is reflected under operating expenses. According to the terms of the collaboration agreement, the companies share all research and development, marketing and non-U.S. sales expenses. U.S. sales force and medical science liaison expenditures incurred by both companies are borne by each company separately and are not included in the calculation. Some of the revenue and expenses used to derive the revenue from collaboration agreement during the period presented are estimates of both parties and are subject to further adjustment based on each party's final review should actual results differ from these estimates. For the periods covered in the financial statements presented, there have been no significant or material changes to prior period estimates of revenues and expenses. However, if we do not receive timely and accurate information or incorrectly estimate activity levels associated with the collaboration of Nexavar at a given point in time, we could be required to record adjustments in future periods and may be required to restate our results for prior periods. Revenue from collaboration agreement increases with increased Nexavar net revenue, or decreases with decreased Nexavar net revenue, over and above the associated cost of goods sold, distribution, selling and general administrative expenses. Increases to the associated costs of goods sold, distribution, selling and general and administrative expenses will decrease revenue from collaboration agreement and decreases to these costs will increase revenue from collaboration agreement. Additionally, prolonged or profound economic downturn may result in adverse changes to product reimbursement and pricing and sales levels, which would harm our operating results. We expect Nexavar sales and Bayer's and our shared cost of goods sold, distribution, selling and general administrative expense to increase as Bayer continues to expand Nexavar marketing and sales activities outside of the United States, particularly from certain Asia Pacific countries.

Revenue from collaboration agreement, as compared to prior years, was as follows:

	Year Ended December 31,			Change 2012 vs 2011		Change 2011 vs 2010
	2012	2011	2010	$	%	$	%
	(In thousands)
Nexavar product revenue, net (as recorded by Bayer), excluding Japan	$861,443	$839,944	$794,977	$21,499	3%	$44,967	6%

Nexavar revenue subject to profit sharing (as recorded by Bayer)	861,443	839,944	$794,977	$21,499	3%	$44,967	6%
Combined cost of goods sold, distribution, selling, general and administrative expenses	326,223	335,471	329,989	(9,248)	(3%)	5,482	2%

Combined collaboration commercial profit	$535,220	$504,473	$464,988	$30,747	6%	$39,485	8%

Onyx's share of collaboration commercial profit	267,610	252,236	232,494	15,374	6%	19,742	8%
Reimbursement of Onyx's shared marketing expenses	20,806	22,946	23,122	(2,140)	(9%)	(176)	(1%)
Royalty revenue	-	11,781	9,734	(11,781)	(100%)	2,047	21%

Revenue from collaboration agreement	$288,416	$286,963	$265,350	$1,453	1%	$21,613	8%

In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the years ended December 31, 2012, 2011 and 2010, we reported no product revenue related to Nexavar.

Revenue from collaboration agreement was $288.4 million, $287.0 million and $265.4 million and for the years ended December 31, 2012, 2011 and 2010, respectively. Revenue from collaboration agreement included $11.8 million and $9.7 million in royalty income for the years ended December 31, 2011 and 2010, respectively, based on Nexavar sales in Japan. This royalty was divested in December 2011, and we no longer receive income from Nexavar sales in Japan.

Revenue from collaboration agreement is directly affected by the increases and decreases in Nexavar net revenue, over and above the associated cost of goods sold, distribution, selling and general administrative expenses. In addition, as reimbursement to Onyx of shared marketing expenses increases or decreases, revenue from collaboration agreement increases or decreases accordingly. Nexavar global revenues subject to profit sharing, excluding Japan, as recorded by Bayer were $861.4 million, $839.9 million and $795.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. This represents an increase of $21.5 million, or 3% and an increase of $45.0 million, or 6%, over Nexavar net sales, excluding Japan, recorded by Bayer for years ended December 31, 2011 and 2010, respectively. The increase in Nexavar revenue during 2012, compared to 2011, was primarily driven by increased sales in the U.S. and demand driven growth in emerging markets including Asia Pacific and Latin America. The increase in Nexavar revenue during 2011, compared to 2010, was primarily as a result of increased sales in the United States, certain countries in the European Union and in the Asia Pacific region.

Revenue from collaboration agreement was consistent between 2011 and 2012 as a result of a $15.4 million increase in our share of collaboration commercial profit which was mostly offset by the $11.8 million decrease in royalty income due to the Fourth Amendment to the Collaboration Agreement under which Bayer has no obligation's to pay royalties to Onyx for sales of Nexavar in Japan for any period after December 31, 2011. Collaboration commercial profit increased to 62% as a percentage of Nexavar revenue subject to profit sharing in 2012, from 60% in 2011.

Revenue from collaboration agreement increased $21.6 million, or 8%, from 2010 to 2011. This increase was primarily a result of an increase in our share of collaboration commercial profit, resulting from an increase in net product revenue on sales of Nexavar, excluding Japan, as recorded by Bayer. Collaboration commercial profit increased to 60% as a percentage of Nexavar revenue subject to profit sharing in 2011, from 58% in 2010.

We expect Nexavar sales and Bayer's and our shared cost of goods sold, distribution, selling and general administrative expense to increase as Bayer continues to expand Nexavar marketing and sales activities outside of the United States, particularly in certain Asia Pacific countries. Prolonged or profound economic downturn may result in adverse changes to product reimbursement and pricing and sales levels, which would harm our operating results.

Royalty Revenue from Stivarga

Stivarga royalty revenue was $8.3 million for 2012, or 20% of worldwide net sales in human oncology. In October 2011, Onyx and Bayer entered into an agreement regarding regorafenib in which Onyx agreed that Bayer would pay Onyx a royalty of 20% of any future worldwide net sales of regorafenib in human oncology. Onyx and Bayer also agreed that Onyx will have no obligation to pay past or future development and commercialization costs of regorafenib. Onyx has opted to co-promote regorafenib in the United States with Bayer, and to provide related medical science liaisons, under a fee-for-service arrangement. Development of regorafenib will be managed by the same joint governance bodies that manage development of Nexavar; however, in the event of disagreement Bayer has the right to make final decisions for regorafenib. In September 2012, the U.S. FDA approved Stivarga for the treatment of patients with metastatic colorectal cancer (mCRC) who have been previously treated with currently available therapies (including fluoropyrimidine-, oxaliplatin- and irinotecan-based chemotherapy, an anti-VEGF therapy, and, if KRAS wild type, an anti-EGFR therapy). The U.S. approval of Stivarga is based on results from the pivotal Phase 3 CORRECT study that demonstrated improvement in overall survival and progression-free survival compared to placebo in patients with mCRC whose disease had progressed after approved standard therapies.

Contract Revenue from Collaboration

Contract revenue from collaboration of $1.5 million in 2012 relates to a milestone fee earned from Pfizer. In May 1995, we entered into a research and development collaboration agreement with Warner-Lambert Company (formerly Parke Davis), now a subsidiary of Pfizer Inc., or Pfizer, to discover and commercialize small molecule drugs that restore control of, or otherwise intervene in, the misregulated cell cycle in tumor cells. Under this agreement, we developed screening tests, or assays, for jointly selected targets, and transferred these assays to Pfizer for screening of its compound library. The discovery research term ended in August 2001. In the event Pfizer develops a compound identified through this collaboration, we are entitled to receive payments upon achievement of certain clinical development and regulatory milestones and are entitled to receive royalties on worldwide sales. As a result of the collaboration, Pfizer identified palbociclib (formerly known as PD-0332991), a selective inhibitor of cyclin-dependent kinase 4/6, or CDK 4/6. Pfizer began clinical testing with this drug candidate in late 2004. During the year ended December 31, 2012, we earned $1.5 million in clinical development milestone fees from Pfizer and to date we have earned $3.0 million in clinical development milestone fees relating to this drug candidate. Under this agreement, remaining additional potential milestones payable by Pfizer to Onyx are, in aggregate, up to approximately $11.5 million and royalty payments will be based on an 8% percentage of net sales, if any.

Contract revenue from collaboration of $160.0 million in 2011 relates to the sale of a royalty revenue stream to Bayer. On October 11, 2011, we and Bayer entered into a fourth Amendment to our original 1994 collaboration agreement in which Bayer agreed to pay us a one-time lump sum of $160.0 million and in exchange Bayer has no obligation to pay royalties to us for sales of Nexavar in Japan for any period after December 31, 2011. We recognized the revenue from the sale of the royalty revenue stream in 2011 because we have no future obligations under this arrangement.

License Revenue

In September 2010, we entered into an exclusive license agreement with Ono granting Ono the right to develop and commercialize both Kyprolis and oprozomib for all oncology indications in Japan. We retain development and commercialization rights for all other countries of the world.

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

Total Operating Expenses

The expenses associated with development, manufacturing and commercialization of our products were significant factors affecting our results of operations. The following table summarizes our cost of expenses and indicates the significance of research and development costs related to our development of our products as well as percentage of total cost of expenses for the periods indicated:

	Year Ended December 31,			Change 2012 vs 2011		Change 2011 vs 2010
	2012	2011	2010	$	%	$	%
	(In thousands)
Cost of goods sold	$1,328	$-	$-	$1,328	N/A	$-	N/A
Research and development	325,256	268,060	185,740	57,196	21%	82,320	44%
Selling, general and administrative	224,164	167,959	114,167	56,205	33%	53,792	47%
Contingent consideration expense (benefit)	69,173	(93,468)	92,930	162,641	(174%)	(186,398)	(201%)
Amortization — definite lived intangible assets	9,331	-	-	9,331	N/A	-	N/A
Lease termination exit costs	-	6,317	-	(6,317)	(100%)	6,317	N/A

Total operating expenses	629,252	348,868	392,837	280,384	80%	(43,969)	(11%)

Cost of Goods Sold

Cost of goods sold consist primarily of direct and indirect costs related to the manufacturing of Kyprolis drug product incurred following the regulatory approval of Kyprolis, including third party manufacturing costs, salaries and benefits, allocation of overhead and royalty payments. A majority of the costs incurred to manufacture Kyprolis commercial supply prior to the U.S. regulatory approval in July 2012, including the Kyprolis drug product on hand, were charged to research and development expenses in the period those costs were incurred, which we expect will cause gross margin on net sales to vary until the inventory on hand at July 20, 2012 has been sold.

Cost of goods sold recorded for the year ended December 31, 2012 primarily represents manufacturing cost incurred after the U.S. regulatory approval of Kyprolis on July 20, 2012 related to the goods sold during the period.

The inventory on hand at July 20, 2012 consisted of materials in various stages of production. At this time we cannot reasonably estimate the timing and rate of consumption of raw materials and work-in-progress inventory, or the timing of the sales of the finished goods to be manufactured with this inventory. The aggregate sales price of inventory on hand could be impacted by a number of factors including, but not limited to, market demand, future pricing of the product, competition and reimbursement by government and other payers. Inventory on hand as of July 20, 2012, that was expensed prior to Kyprolis' U.S. regulatory approval, had an estimated cost of approximately $15.0 million, excluding any overhead allocation. As of December 31, 2012, the remaining finished goods inventory which had been produced prior to July 20, 2012 had an estimated aggregate selling price of approximately $85.4 million, based on the average selling price of Kyprolis for the year ended December 31, 2012. Based on sales to date, we would expect to sell all finished goods inventory which was on hand as of July 20, 2012 within the next 12 months.

We expect our cost of goods sold to increase in the future as inventory manufactured prior to approval is sold, which will have a negative impact on gross margin. The timing of the sales of such inventory and its impact on gross margin is dependent on the level of sales of Kyprolis. The cost of goods as a percentage of revenue for the expected sales of inventory capitalized after July 20, 2012 will be dependent upon our cost to manufacture inventory at normalized production levels under the commercial manufacturing arrangements we recently entered into with third party manufacturers. Therefore, the cost of goods sold as a percentage of future net sales revenue is not reasonably known at this time.

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

The 2012 increase in research and development expenses compared to 2011 is primarily due to the global development of Kyprolis, including salaries and related costs for increases in employee headcount in 2012, and advancing our clinical products particularly relating to our ongoing Phase 3 clinical trials of Kyprolis, particularly the ongoing Phase 3 ASPIRE, FOCUS and ENDEAVOR trials, including comparator drug costs. Additionally, the cost to develop oprozomib, our oral proteasome inhibitor, increased by $13.9 million in 2012 as we advanced this molecule. Offsetting these increases was a lower expenses incurred for the ONX 0803 program, which included a $12.7 million write-off in 2011 of advance funding provided to S*BIO, that did not recur in 2012, as well as lower Nexavar development expenses which decreased by $11.2 million, or 12%, compared to the prior year. Research and development expenses also included stock-based compensation of $9.3 million for the year ended December 31, 2012, and $6.3 million for the same period in 2011.

The 2011 increase in research and development expenses compared to 2010 was primarily due to investments in the development of Kyprolis, including salaries and related costs for increased personnel hired in 2011, advancing our clinical products particularly relating to our ongoing Phase 3 clinical trials, and the expense of manufacturing Kyprolis in anticipation of a potential commercial launch. In addition, research and development expenses during 2011 included a $12.7 million write-off of the remaining balance of the advance funding provided to S*BIO in May 2010. Research and development expenses also included stock-based compensation of $6.3 million in 2011 compared to $4.3 million in 2010 due to increased personnel hired in 2011.

A significant portion of our total research and development expenses, approximately 67% for 2012 and 56% for 2011, relates to the further development of Kyprolis, compared to 56% and 35% for 2011 and 2010, respectively. Approximately 23% of our total research and development expenses for 2012 relates to our cost sharing arrangement with Bayer and represents our share of the research and development costs incurred by Bayer, compared to 31% and 49% for 2011 and 2010, respectively. Our share of the research and development costs incurred for Nexavar include 96%, 94% and 88% of the costs incurred by Bayer for Nexavar for 2012, 2011 and 2010, respectively. As a result of the cost sharing arrangement between us and Bayer for research and development costs, there were net reimbursable amounts of $72.9 million, $79.2 million and $78.8 million due to Bayer for the years ended December 31, 2012, 2011 and 2010, respectively. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. For the periods covered in the financial statements presented, there have been no significant or material differences between actual amounts and estimates. However, if we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment. As of December 31, 2012, our share of the Nexavar development costs incurred to date under the collaboration was $765.1 million.

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

The following table summarizes our principal product development initiatives, including the related stages of development for each product in development and the research and development expenses recognized in connection with each product. The information in the column labeled "Phase of Development — Estimated Completion" is only our estimate of the timing of completion of the current in-process development phases based on current information. The actual timing of completion of those phases could differ materially from the estimates provided in the table. We cannot reasonably estimate the timing of completion of each clinical phase of our development programs due to the risks and uncertainties associated with developing pharmaceutical product candidates. The clinical development portion of these programs may span as many as seven to ten years, and estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing biopharmaceutical products, including significant and changing government regulation, the uncertainty of future preclinical and clinical study results and uncertainties associated with process development and manufacturing as well as marketing. For a discussion of the risks and uncertainties associated with the timing and cost of completing a product development phase, see Item 1A "Risk Factors" of this Annual Report on Form 10-K.

				Research and Development Expenses for the Year Ended December 31,
Products/ Product Candidates		Collabo- rator	Phase of Development — Estimated Completion
	Description			2012		2011		2010
				(In millions)
Kyprolis (carfilzomib)	Proteasome inhibitor	Ono	Phase 2 — Unknown	$218.2	(1)	$148.9		$65.4
			Phase 3 — Unknown
Nexavar (sorafenib) Tablets (2)	Small molecule inhibitor of tumor cell proliferation and angiogenesis, targeting RAF, VEGFR-2, PDGFR-b, KIT, FLT-3 and RET.	Bayer	Phase 3 — Unknown	78.7	(3)	89.9	(3)	103.0	(3)
Oprozomib (ONX 0912)	Oral proteasome inhibitor	Ono	Phase 1b & Phase 2 — Planned	24.4		10.5		3.3
ONX 0914	Immunoproteasome inhibitor	-	Preclinical	1.5		1.3		1.4
ONX 0803, ONX 0805	Janus Kinase Inhibitors	S*BIO	Phase 1 & Phase 2 — Unknown	-		14.3	(5)	6.8	(4)
ONX 0801 (6)	Compound targeting apha-folate receptor and inhibiting thymidylate synthase	BTG	Phase 1 — Unknown Phase 2 — Planned	0.9		2.6		5.2
Other	-	-	-	1.6		0.6		0.6

		Total research and development expenses		$325.3		$268.1		$185.7

(1)
Following the regulatory approval of Kyprolis in the United States, certain costs previously accounted for as research and development expense are now capitalized as inventory. Refer to the financial statements for further detail on the accounting policy on inventory and on research and development expenses.

(2)
Aggregate research and development costs to date through December 31, 2012 incurred by us since fiscal year 2000 for the Nexavar project is $765.1 million.

(3)
Costs reflected include our share of product development costs incurred by Bayer for Nexavar.

(4)
Costs include $5.8 million in expenses related to the amortization of the $20.0 million payment made to S*BIO in May 2010 for the expansion and acceleration of the development collaboration program for ONX 0803 and ONX 0805.

(5)
Costs include $12.7 million write-off of the remaining balance of the advance funding provided to S*BIO following the termination of its collaboration agreement and amendment of our rights with respect to ONX 0803 and ONX 0805, in May 2011.

(6)
In accordance with our investment and portfolio management strategy, we have made the decision not to continue development of ONX 0801. In February 2013, we entered into a research collaboration agreement with The Royal Marsden NHS Foundation and The Institute of Cancer Research to conduct a Phase I trial, which is expected to begin in mid-2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, employee benefits, consulting, advertising and promotion expenses, legal costs, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs.

The 2012 increase in selling, general and administrative expenses compared to 2011 was primarily due to hiring of the field force associated with the Kyprolis commercial launch as well as promotional costs. The 2011 increase in selling, general and administrative expenses compared to 2010 was primarily due to planned increases in employee headcount and related costs across all departments to support our planned growth, legal costs incurred in 2011 primarily for our lawsuit with Bayer, prudent pre-launch commercial costs for Kyprolis and increased facilities-related costs. Selling, general and administrative expenses also included stock-based compensation of $26.0 million in 2012, compared to $20.1 million and $17.9 million in 2011 and 2010, respectively. We expect our selling, general and administrative expenses to increase further to reflect the full year impact of the commercial costs of Kyprolis and Stivarga as well as planned increase in our international commercial infrastructure.

Contingent Consideration Expense

As a result of the acquisition of Proteolix in November 2009 under the terms of an Agreement and Plan of Merger, or the Merger Agreement, which was entered into in October 2009, we may be required to pay up to an additional $365.0 million payable in up to three earn-out payments upon the achievement of certain regulatory approvals for Kyprolis in the U.S. and Europe within pre-specified timeframes. In January 2011, we entered into Amendment No. 1 to the Merger Agreement, or the Amendment, which required us to make a milestone payment of $80.0 million, following the accelerated marketing approval in the United States for relapsed/refractory multiple myeloma in July 2012. Approximately $63.0 million of the milestone was paid in the form of Onyx common stock and $17.0 million was paid in cash in the quarter ended September 30, 2012.

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

We recorded a liability for this contingent consideration related to the three remaining earn-out payments with a fair value of $149.2 million at December 31, 2012 based upon a discounted cash flow model that uses significant estimates and assumptions, including the probability of technical and regulatory success ("PTRS") of Kyprolis. Contingent consideration expense is recorded for the change in the fair value of the recognized amount of the liability for contingent consideration.

During 2012, the Company recorded contingent consideration expense of $69.2 million. The expense in 2012 primarily related to an increase in our PTRS for the milestone payment of $80.0 million, based on Kyprolis' accelerated marketing approval in the United States for relapsed/refractory multiple myeloma, which was achieved on July 20, 2012. Approximately $63.0 million of the milestone was paid in the form of Onyx common stock, and $17.0 million was paid in cash. Any further changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Consolidated Statements of Operations.

During 2011, the Company recorded a contingent consideration benefit of $93.5 million. The benefit in 2011 primarily related to a decrease in our PTRS for the potential $80.0 million payment triggered by marketing approval in the United States for relapsed/refractory multiple myeloma, that was unlikely at December 31, 2011. In addition, contingent consideration liability associated with a potential $65.0 million payment triggered by marketing approval for relapsed/refractory multiple myeloma in the European Union was removed, because based on development timelines, Onyx did not expect approval before the December 31, 2013 milestone expiration date. Partially offsetting these decreases was an increase in the fair value of the non-current liability for contingent consideration due to the passage of time.

Amortization — definite lived intangible assets

Following the regulatory approval of Kyprolis on July 20, 2012, we reclassified the portion of the Kyprolis acquired IPR&D asset that relates to the U.S. market, from indefinite lived intangible assets to finite-lived intangible assets. Finite-lived intangible assets consist of acquired IPR&D related to Kyprolis in the United States with a cost of $267.3 million, which is being amortized over its estimated useful life of 13 years, using the straight-line method, following the FDA approval of Kyprolis for marketing in the United States. At December 31, 2012, the accumulated amortization was $9.3 million.

Lease Termination Exit Cost

Lease termination costs of $6.3 million in 2011 relate to the Company's consolidation of its facilities. On May 26, 2011, the Company ceased the use of facilities it previously occupied. In connection with its exit from these facilities, during 2011, the Company recorded total exit costs of approximately $7.3 million, which includes $5.5 million related to operating lease obligations, adjusted for the effects of deferred rent liability recognized under purchase accounting; $1.1 million in other facility related costs and $0.7 million in property and equipment write-offs.

Investment Income, Net

Investment income consists of interest income and realized gains or losses from the sale of investments. Investment income of $2.7 million for the year ended December 31, 2012 was an increase of $0.3 million from $2.4 million in the same period in 2011. This increase was primarily due to higher effective investment yield, while average cash balances remained relatively flat as compared to 2011.

Investment income of $2.4 million for the year ended December 31, 2011, was a decrease of $0.4 million, from $2.8 million in the same period in 2010. These decreases were primarily due to lower effective interest rates in the market as well as a change in the asset allocation of our investment portfolio, while average cash balances remained relatively flat as compared to 2010, primarily as a result of $160.0 million in cash received from Bayer in the sale of the Japan royalty stream for Nexavar, which was partially offset by our increased operating expenses.

Interest Expense

Interest expense was $21.8 million, $20.2 million and $19.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Interest expense primarily relates to the 4.0% convertible senior notes due 2016 issued in August 2009, and includes non-cash imputed interest expense of $11.5 million, $10.1 million and $9.0 million in 2012, 2011 and 2010, respectively, as a result of the application of ASC 470-20.

Other Income (Expense)

Other income was $1.6 million for the year ended December 31, 2012, compared to other expense of $4.1 million and $0.8 million for the years ended December 31, 2011 and 2010. The increase in other income (expense) during 2012 compared to the prior year is primarily due to a milestone payment received from S*BIO as a result of the license of the Janus Associated Kinase 2 (JAK2) inhibitor. Other expense of $4.1 million for the year ended December 31, 2011 primarily relates to a $3.8 million expense recorded for the impairment of our equity investment in S*BIO.

Income Taxes

As a result of the approval and related change in assessment, the deferred tax liability related to the U.S. acquired intangible assets can now be used to offset the Company's deferred tax assets. We recorded a non-cash income tax benefit in 2012 of $96.8 million to recognize the change in valuation allowance required by the change in assessment. The Company's tax provision in 2011 of $0.3 million was primarily related to state minimum taxes and foreign income taxes. The Company's tax benefit in 2010 of $0.8 million was primarily related to its election to carryback net operating losses under the Worker, Homeownership and Business Association Act of 2009. The election enabled the Company to eliminate all federal Alternative Minimum Taxes (AMT) previously recorded in 2009.

At December 31, 2012, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $312.5 million and $437.6 million, respectively. These net operating losses may be available to reduce future taxable income, if any. Approximately $116.9 million of the federal and $40.3 million of the state net operating loss carryforwards represents the stock option deduction arising from activity under the Company's stock option plan, the benefit of which will increase additional paid in capital when realized. The federal net operating loss carryforwards expire beginning in 2026 through 2032, and the state net operating loss carryforwards begin to expire in 2016 through 2032 and may be subject to certain limitations. As of December 31, 2012, the Company has research and development credit and orphan drug credit carryforwards of approximately $100.2 million for federal income tax purposes that expire beginning in 2018 through 2032, and $11.0 million for California income tax purposes, which do not expire.

Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitations may result in the expiration of net operating loss and tax credit carryforwards before utilization. Please refer to Note 21 of the accompanying consolidated financial statements for further information regarding income taxes.

Acquired In-Process Research and Development

Intangible assets for in-process research and development, or IPR&D, consist of product candidates resulting from our acquisition of Proteolix, including Kyprolis, oprozomib and ONX 0914. We determined that the combined estimated fair values of Kyprolis, oprozomib and ONX 0914 was $438.8 million as of November 16, 2009, or the Acquisition Date. We used an income approach, which is a measurement of the present value of the net economic benefit or cost expected to be derived from an asset or liability, to measure the fair value of Kyprolis and a cost approach to measure the fair values of oprozomib and ONX 0914.

Under the income approach, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. Under the cost approach, an intangible asset's fair value is equal to the costs incurred to-date to develop the asset to its current stage.

To calculate fair value of Kyprolis under the income approach, we used probability-weighted cash flows discounted at a rate considered appropriate given the inherent risks associated with this type of asset. We estimated the fair value of this asset using a present value discount rate based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Proteolix. This is comparable to the estimated internal rate of return for Proteolix's operations and represents the rate that market participants would use to value this asset. Cash flows were generally assumed to extend either through or beyond the patent life of the asset, depending on the circumstances particular to the asset. In addition, we compensated for the phase of development for this program by probability-adjusting our estimation of the expected future cash flows. We believe that the level and timing of cash flows appropriately reflect market participant assumptions. The projected cash flows from this project were based on key assumptions such as estimates of revenues and operating profits related to the project considering its stage of development; the time and resources needed to complete the development and approval of the related product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. The resultant probability-weighted cash flows were then discounted using a rate we believe is appropriate and representative of a market participant assumption. The aggregate value of Kyprolis was estimated to be approximately $435.0 million, comprised of two components: the U.S. Market, valued at approximately $267.3 million and the EU Market valued at approximately $167.7 million.

For the other two intangible assets acquired, oprozomib and 0914, we used the costs incurred by Proteolix to develop these assets to their current stage as their fair value as result of the lack of financial projections for these assets in their current development stages, at the acquisition date.

These IPR&D programs represent Proteolix's incomplete research and development projects which had not yet reached technological feasibility at acquisition. A summary of these programs and estimated fair values at the Acquisition Date of November 19, 2009 is as follows:

Product Candidates	Description	Estimated Acquisition Date Fair Value (In thousands)
Kyprolis (carfilzomib)	First in a new class of selective and irreversible proteasome inhibitors associated with prolonged target suppression, improved antitumor activity and low neurotoxicity for treatment against multiple myeloma and solid tumors.	$435,000
Oprozomib	Oral proteasome inhibitor for treatment against hematologic and solid tumors.	3,500
ONX 0914	Immunoproteasome inhibitor for treatment against rheumatoid arthritis and inflammatory bowel disease.	300

		$438,800

Intangible assets related to in-process research and development costs, or IPR&D, are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. No impairment has been identified to date. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived and would then be amortized based on their respective estimated useful lives at that point in time.

Following the regulatory approval of Kyprolis in the U.S. we reclassified the portion of the Kyprolis acquired IPR&D asset of $435.0 million, that relates to the U.S. market from indefinite lived intangible assets to finite-lived intangible assets. This asset had a cost of $267.3 million, which is now being amortized over its estimated useful life of 13 years, which represents the patent life for the asset, using the straight-line method. At December 31, 2012, the accumulated amortization was $9.3 million.

Liquidity and Capital Resources

With the exception of profitability in the years ended December 31, 2011, 2009 and 2008, we have incurred significant annual net losses since our inception and have relied primarily on public and private financing; combined with milestone payments we received from our collaborators, to fund our operations.

At December 31, 2012, we had cash, cash equivalents and current and non-current marketable securities of $492.8 million compared to $668.4 million at December 31, 2011. The decrease of $175.6 million was primarily attributable to operating expenses related to the development and commercialization of Kyprolis, including three ongoing Phase 3 trials, commercial launch activities and payment of a portion of the 2012 Proteolix milestone payment in cash.

At December 31, 2011, we had cash, cash equivalents and current and non-current marketable securities of $668.4 million compared to $577.9 million at December 31, 2010. The increase of $90.5 million was primarily attributable to a $160.0 million payment received from Bayer in October 2011 with the sale of the Nexavar royalty stream in Japan offset by an increase in our operating expenses in 2011.

Cash Used in Operating Activities

Net cash used in operating activities was $230.5 million for the year ended December 31, 2012 and compared to net cash provided by operating activities of $50.5 million for the year ended December 31, 2011. In 2012, the use of cash was largely due to ongoing Kyprolis development program and commercialization expenses incurred to sell and market Kyprolis. Net loss of $187.8 million for the year ended December 31, 2012, and net income of $76.1 million for the year ended December 31, 2011, included $38.3 million and $27.1 million, respectively, of non-cash stock based compensation, and $26.0 million and $15.7 million, respectively, of depreciation and amortization expenses. Net loss for the year ended December 31, 2012 also included non-cash tax benefit of $96.8 million resulting from the release of a valuation allowance related to the regulatory approval of Kyprolis in July 2012. At December 31, 2012, trade accounts receivable of $79.1 million relate entirely to sales of Kyprolis. Deferred revenue at December 31, 2012 of $9.8 million relates to the deferral of revenue on Kyprolis until product is sold to the end customer. We expect Kyprolis-related accounts receivable to increase over time.

Net cash provided by operating activities was $50.5 million for the year ended December 31, 2011 and $28.4 million for the year ended December 31, 2010. In 2011, the source of cash was largely due to net income of $76.1 million compared to the loss of $84.8 million in 2010. Net income of $76.1 million for the year ended December 31, 2011, and net loss of $84.8 million for the year ended December 31, 2010, included $27.1 million and $22.8 million, respectively, of non-cash stock based compensation, and $15.7 million and $13.3 million, respectively, of depreciation and amortization expenses. Net income for the years ended December 31, 2011 also included contingent considerations benefit of $93.5 million while net loss for the year ended December 31, 2010 included contingent considerations expense related to the non-cash change in the fair value of the liability for contingent consideration.

Cash Provided by Investing Activities

Net cash provided by investing activities was $131.0 million for the year ended December 31, 2012, compared to net cash used in investing activities of $128.7 million for the year ended December 31, 2011. In 2012, sales and maturities of marketable securities exceeded purchases by $159.5 million. Payment for contingent consideration liability during 2012 included a cash payment of $17.0 million and an equity issuance of Onyx common stock in lieu of cash payment of $63.0 million. No such payment was made in 2011. Expenditures for capital equipment amounted to approximately $11.4 million in 2012 and $15.1 million in 2011. Capital expenditures were primarily for construction of leasehold improvements at facilities in South San Francisco, California that we leased and subleased beginning in July 2010 and for equipment to accommodate our employee growth.

Net cash used in investing activities was $128.7 million for the year ended December 31, 2011, compared to net cash provided by investing activities of $81.9 million for the year ended December 31, 2010. In 2011, purchases of marketable securities exceeded sales and maturities of marketable securities by $145.5 million, while in 2010, sales of marketable securities exceeded purchases by $128.9 million. Payment for contingent consideration liability during 2010 included a cash payment of $40.0 million while no such payment was made in 2011. Expenditures for capital equipment amounted to approximately $15.1 million in 2011 and $7.0 million in 2010. Capital expenditures were primarily for construction of leasehold improvements at facilities in South San Francisco, California that we leased and subleased beginning in July 2010.

Cash Provided by Financing Activities

Net cash provided by financing activities was $81.1 million for the year ended December 31, 2012, compared with $23.4 million and $8.4 million for the years ended December 31, 2011 and 2010, respectively. Net proceeds from issuances of common stock were increased to $81.3 million in 2012 compared to $23.5 million and $8.5 million in 2011 and 2010, respectively, due to an increase in exercises of employee stock options in 2012 compared to 2011 and 2010.

Marketable Securities

At December 31, 2012, our investment portfolio included $8.6 million AAA rated securities with an auction reset feature ("auction rate securities") are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, the majority of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the auction rate securities with a par value of $8.6 million as non-current marketable securities on the accompanying Consolidated Balance Sheet. We have determined the fair value to be $8.3 million for these securities, based on a discounted cash flow model, and have decreased the carrying value of these marketable securities by $0.3 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. An increase or decrease of 1% in the discount rate would have a $0.4 million charge in the auction rate securities valuation. An increase or decrease of 1 year in the expected holding period would result in a negligible change in the auction rate securities valuation. Currently, we believe these investments are not other-than-temporarily impaired as all of them are substantially backed by the federal government, but it is not clear in what period of time they will be settled. We do not intend to sell the securities and we believe it is not more likely than not that we will be required to sell the securities prior to the recovery of their amortized cost bases. We believe that, even after reclassifying these securities to non-current assets and the possible requirement to hold all such securities for an indefinite period of time, our remaining cash and cash equivalents and current marketable securities will be sufficient to meet our anticipated cash needs beyond 2013.

Funding Requirements

We anticipate operating costs to increase in 2013 as we continue to incur expenses for the full year impact of the commercial launch of Kyprolis in the U.S., to conduct sales and marketing, to manufacture additional commercial product and also to further develop Kyprolis, including a planned front line study and the ongoing FOCUS, ASPIRE, ENDEAVOR and CHAMPION trials, including the comparator drug costs for these trials, further development of oprozomib and other product candidates. In addition, the terms of the agreement and plan of merger for Proteolix provide that we may be required to pay up to an additional $365.0 million in earn-out payments upon the receipt of certain regulatory approvals.

We will incur cash outlays associated with our lease agreements. In July 2010, we entered into arrangements to lease and sublease a total of approximately 126,493 square feet located at 249 East Grand Avenue, South San Francisco, California. The total monthly base rent in the first year for both the lease and sublease was approximately $294,000 beginning in September 2010. As of December 31, 2012, the total obligation lease obligations will be approximately $47.3 million. In November 2011, we entered into arrangements to lease a total of approximately 170,618 square feet located at 259 East Grand Avenue, South San Francisco, California. The total monthly base rent in the first year for the lease is approximately $3.6 million and is expected to begin in 2013. The total lease obligation will be approximately $72.3 million.

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

On January 15, 2013, we entered into an underwriting agreement with two investment banks under which they purchased from Onyx 4,400,000 shares of common stock at a price of $80.09 per share. The resulting aggregate net proceeds from the offering, before expenses, was approximately $352.4 million.

Contractual Obligations and Commitments

Our contractual obligations for the next five years and thereafter are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)
Convertible senior notes due 2016	$263,350	$9,200	$18,400	$235,750	$-
Lease obligations (1)	127,599	10,797	20,700	24,630	71,472
Liability for contingent consideration (2)	365,000	-	365,000	-	-
Purchase obligations (3)	15,883	15,883	-	-	-

	$771,832	$35,880	$404,100	$260,380	$71,472

(1)
See Note 15 to our Consolidated Financial Statements.

(2)
The terms of the Agreement and Plan of Merger dated October 12, 2009 and Amendment No. 1 to the Agreement and Plan of Merger dated January 27, 2011 for the acquisition of Proteolix provide that we may be required to pay up to an additional $365.0 million in earn-out payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones. The amounts by year are the maximum amounts that could be owed based on contractual agreements. Actual payments are based on meeting certain milestones including marketing approval of Kyprolis in the United States and the European Union. See Note 7 "Acquisition of Proteolix" of the accompanying consolidated financial statements for further information regarding the amounts payable to former stockholders of Proteolix.

(3)
Includes firm commitments with the Kyprolis contract manufacturers, based on forecasted order quantities. See Note 15 to the Consolidated Financial Statements for further information.

In addition to the above, we entered into a development and license agreement dated November 6, 2008 with BTG. Under this agreements we may be required make additional milestone payments, including $140.0 million in development milestones, $160.0 million in commercial milestones as well as a low double digit royalty payment to BTG, based on regulatory and marketing approvals. See Note 6 to the Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Market Risk

The primary objective of our investment activities is to preserve principal. We believe that we take a conservative approach to investing our cash in that we invest only in highly-rated securities, diversify our portfolio of investments by limiting the exposure to any one issuer and maintain a short over-all duration. Our portfolio consists of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, U.S. government and government-related securities, investment grade corporate and municipal bonds. While we believe we take active measures to mitigate investment risk, such risks cannot be fully eliminated because of market circumstances particularly in the last few years. Our cash equivalents and investments are subject to market risk due to changes in interest rates. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. As part of our risk management procedures, we use analytical techniques including sensitivity analysis to monitor the interest rate risk in our portfolio. If market interest rates were to increase or decrease by 100 basis points, or 1%, as of December 31, 2012, the fair value of our portfolio would decline or increase, respectively, by approximately $2.2 million. Additionally, a hypothetical increase or decrease of 1% in market interest rates during the year ended December 31, 2012 would have resulted in a change of $1.7 million in our investment income for the year ended December 31, 2012.

The table below presents the amounts and related weighted interest rates of our cash equivalents and marketable securities at December 31, 2012:

	2012			2011
	Maturity	Fair Value (In millions)	Average Interest Rate	Maturity	Fair Value (In millions)	Average Interest Rate
Cash equivalents, fixed rate	0-3 months	$34.9	0.06%	0 - 3 months	$62.0	0.09%
Marketable securities, fixed rate	over 3 months	$339.5	0.50%	over 3 months	$498.0	0.56%

Our 2016 Notes, with a total par value of $230.0 million at December 31, 2012, bear interest at a fixed rate of 4.0%. Due to the fixed interest rate, we have no exposure to interest rate fluctuations. However, underlying market risk exists related to an increase in our stock price which may make the conversion of our 2016 Notes to common stock beneficial to the holders of such notes. Conversion of the 2016 Notes currently would have a dilutive effect on any future earnings and book value per common share.

Liquidity Risk

At December 31, 2012, our investment portfolio includes $8.6 million AAA rated securities with an auction reset feature ("auction rate securities") that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the auction rate securities with a par value of $8.6 million as non-current marketable securities on the accompanying Consolidated Balance Sheet as December 31, 2012. We have determined the fair value to be $8.3 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $0.3 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. In general, the Company does not intend to sell any of the auction rate securities it holds, nor will the Company likely be required to sell any of the auction rate securities, before it recovers its amortized cost basis.

Foreign Currency Exchange Rate Risk

A majority of Nexavar sales are generated outside of the United States, and a significant percentage of Nexavar commercial and development expenses are incurred outside of the United States. Our revenue from collaboration agreement is dependent on these foreign currency denominated activities. In addition, we incur research and development and general and administrative expenses outside of the United States. As a result of these underlying non-U.S. Dollar denominated activities, fluctuations in foreign currency exchange rates affect our operating results. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. Dollars for presentation in our financial statements, as well as our operating margins. The primary foreign currency that we are exposed to is the euro. A hypothetical increase or decrease of 1% in exchange rates between the euro versus the U.S. dollar during the year ended December 31, 2012 would have resulted in a $0.3 million change in our net income based on our expected exposures.

As we expand, we could be exposed to exchange rate fluctuation in other currencies. Exchange rates between foreign currencies and U.S. Dollars have fluctuated significantly in recent years and may do so in the future. Commencing in the third quarter of 2010, we established a foreign currency hedging program. The objective of the program is to mitigate the foreign exchange risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. Dollar denominated currencies in order to reduce volatility in our cash flow and earnings. We have in the past hedged a certain portion of our foreign currency exchange rate exposure with options, typically no more than one year into the future, and may in the future enter into other foreign exchange hedging arrangements. These derivative instruments, which include derivative instruments that have been designated as hedges under ASC 815, Derivatives and Hedging, are intended to reduce the effects of variations in our cash flow resulting from fluctuations in foreign currency exchange rates. However, in certain circumstances, these derivative instruments may expose us to the risk of financial loss.

Item 8.    Consolidated Financial Statements and Supplementary Data

Our Consolidated Financial Statements and notes thereto appear on pages 79 to 116 of this Annual Report on Form 10-K.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures:    The Company's chief executive officer and principal financial officer reviewed and evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's chief executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012 to ensure the information required to be disclosed by the Company in this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control over Financial Reporting:    The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of the Company's management, including the chief executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO in Internal Control-Integrated Framework. The Company's management has concluded that, as of December 31, 2012, the Company's internal control over financial reporting is effective at the reasonable assurance level based on these criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control over Financial Reporting:    There were no changes in the Company's internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Onyx Pharmaceuticals, Inc.

We have audited Onyx Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Onyx Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Onyx Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Onyx Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Onyx Pharmaceuticals, Inc. and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Redwood City, California
February 28, 2013

Item 9B.    Other information

Not applicable.

PART III.

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the registrant will file with the U.S. Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on May 23, 2013, or the 2013 Definitive Proxy Statement, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

The information required under this Item 10 is incorporated by reference from our 2013 Definitive Proxy Statement.

Item 11.    Executive Compensation

The information required under this Item 11 is incorporated by reference from our 2013 Definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item 12 with respect to security ownership of certain beneficial owners and management is incorporated by reference from our 2013 Definitive Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2012

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Plan Category (1)	Column a	Column b	Column c
Equity compensation plans approved by security holders	6,408,515	$38.30	3,163,755	(2)

(1)
We have no equity compensation plans not approved by security holders.

(2)
This amount includes 154,856 shares that remain available for purchase under our Employee Stock Purchase Plan. Under the 2005 Equity Incentive Plan, as amended, shares available for issuance was reduced by one and six tenths (1.6) shares for each share of common stock available for issuance pursuant to a stock purchase award, stock bonus award, stock unit award or other stock award granted.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required under this Item 13 is incorporated by reference from our 2013 Definitive Proxy Statement.

Item 14.    Principal Accounting Fees and Services

The information required under this Item 14 is incorporated by reference from our 2013 Definitive Proxy Statement.

Consistent with Section 10A (i)(2) of the Securities Exchange Act of 1934, as amended, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by Ernst & Young LLP, our independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of our consolidated financial statements. Ernst & Young LLP did not provide any non-audit services related to the year ended December 31, 2012.

 PART IV.

Item 15.    Exhibits, Consolidated Financial Statement Schedules

(a)   Documents filed as part of this report.

(1)   Index to Consolidated Financial Statements

The Consolidated Financial Statements required by this item are submitted in a separate section beginning on page 79 of this Report.

(2)   Consolidated Financial Statement Schedules

Consolidated Financial statement schedules have been omitted because the information required to be set forth therein is not applicable.

Exhibits

Exhibit Number	Description of Document
2.1(1)*	Agreement and Plan of Merger dated as of October 10, 2009 among the Company, Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.
2.2(32)*	Amendment No. 1 to Agreement and Plan of Merger dated as of January 27, 2011 between the Company and Shareholder Representative Services LLC.
3.1(2)	Restated Certificate of Incorporation of the Company.
3.2(3)	Amended and Restated Bylaws of the Company.
3.3(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.4(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.5(35)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2(2)	Specimen Stock Certificate.
4.3(6)	Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.
4.4(6)	First Supplemental Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.
4.5(6)	Form of 4.00% Convertible Senior Note due 2016.
4.6(41)	Form of Indenture.
4.7(41)	Form of Common Stock Warrant Agreement.
4.8(41)	Form of Preferred Stock Warrant Agreement.
4.9(41)	Form of Debt Securities Warrant Agreement.
10.1(i)(33)*	Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.
10.1(ii)(7)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 24, 1996.
10.1(iii)(7)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated February 1, 1999.
10.1(iv)(36)*	Fourth Amendment to Collaboration Agreement between Bayer Corporation and the Company dated October 11, 2011.
10.1(v)(36)*	Settlement Agreement and Release, between Bayer Corporation, Bayer AG, Bayer HealthCare LLC and Bayer Pharma AG and the Company dated October 11, 2011.
10.1(vi)(36)*	Agreement Regarding regorafenib, between Bayer HealthCare LLC and the Company dated October 11, 2011.
10.2(i)(31)*	Amended and Restated Research, Development and Marketing Collaboration Agreement effective as of May 2, 1995 between the Company and Warner-Lambert Company.

Exhibit Number	Description of Document
10.2(ii)(8)*	Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.
10.2(iii)(8)*	Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.
10.2(iv)(8)*	Second Amendment to the Amended and Restated Research, Development and Marketing Agreement between Warner-Lambert and the Company dated May 2, 1995.
10.2(v)(8)*	Second Amendment to Research, Development and Marketing Collaboration Agreement between Warner-Lambert and the Company dated July 31, 1997.
10.2(vi)(9)*	Amendment #3 to the Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.2(vii)(10)*	Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.3(11)*	Technology Transfer Agreement dated April 24, 1992 between Chiron Corporation and the Company, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20, 1994 and in the Letter Agreement dated March 29, 1996.
10.4(2)+	Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.
10.5(2)+	1996 Equity Incentive Plan.
10.6(2)+	1996 Non-Employee Directors' Stock Option Plan.
10.7(12)+	1996 Employee Stock Purchase Plan.
10.8(2)+	Form of Indemnity Agreement to be signed by executive officers and directors of the Company.
10.9(i)(13)+	Form of Executive Change in Control Severance Benefits Agreement.
10.9(ii)(34)+	Amended and Restated Executive Change in Control Severance Benefits Agreement between the Company and Ted W. Love, M.D., dated as of May 18, 2011.
10.9(iii)(34)+	Amended and Restated Executive Change in Control Severance Benefits Agreement between the Company and Kaye Foster-Cheek, dated as of May 18, 2011.
10.9(iv)(39)+	Amendment No. 1 to Amended and Restated Executive Change in Control Severance Benefits Agreement between the Company and Kaye Foster-Cheek, dated as of July 26, 2012.
10.10(i)(14)*	Collaboration Agreement between the Company and Warner-Lambert Company dated October 13, 1999.
10.10(ii)(9)*	Amendment #1 to the Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.10(ii)(15)*	Second Amendment to the Collaboration Agreement between the Company and Warner-Lambert Company dated September 16, 2002.
10.11(16)	Stock and Warrant Purchase Agreement between the Company and the investors dated May 6, 2002.
10.12(i)(17)	Sublease between the Company and Siebel Systems dated August 5, 2004.
10.12(ii)(18)	First Amendment to Sublease between the Company and Oracle USA Inc., dated November 3, 2006.
10.13(i)(19)+	2005 Equity Incentive Plan, as amended.
10.13(ii)(18)+	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.
10.13(iii)(18)+	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan and the Non-Discretionary Grant Program for Directors.
10.13(iv)(20)+	Form of Stock Bonus Award Grant Notice and Agreement between the Company and certain award recipients.
10.13(v)(33)+	Form of Stock Unit Award Grant Notice and Agreement between the Company and certain award recipients.
10.14(7)*	United States Co-Promotion Agreement by and between the Company and Bayer Pharmaceuticals Corporation, dated March 6, 2006.
10.15**	Contract Manufacturing Agreement between Onyx Pharmaceuticals International GmbH and Senn Chemicals AG, effective as of August 29, 2012.
10.16**	Contract Manufacturing Agreement, among the Company, Onyx Pharmaceuticals International GmbH and Cambridge Major Laboratories, Inc., effective as of June 25, 2012.
10.17(21)	Common Stock Purchase Agreement between the Company and Azimuth Opportunity Ltd., dated September 29, 2006.
10.18**	Contract Manufacturing and Supply Agreement, among the Company, Onyx Pharmaceuticals International GmbH and DSM Pharmaceuticals, Inc., effective as of July 3, 2012.
10.19(29)+	Base Salaries for Fiscal Year 2012, Cash Bonuses for Fiscal Year 2011 and 2012 Equity Compensation Awards for Named Executive Officers.
10.20(i)(23)+	Employment Agreement between the Company and N. Anthony Coles, M.D., dated as of February 22, 2008.
10.20(ii)(22)	Amendment to Executive Employment Agreement between the Company and N. Anthony Coles, M.D., effective as of March 12, 2009.

Exhibit Number	Description of Document
10.21(23)+	Executive Change in Control Severance Benefits Agreement between the Company and N. Anthony Coles, M.D., dated as of February 22, 2008.
10.22(i)(30)*	License and Supply Agreement, dated October 12, 2005, by and between CyDex, Inc. and Proteolix, Inc., as amended.
10.22(ii)(33)	Amendment to Exhibit A of License and Supply Agreement dated as of October 12, 2005, by and between CyDex Pharmaceuticals, Inc. (formerly CyDex, Inc.) and Proteolix, Inc., as amended.
10.23(i)(39)+	Letter Agreement between the Company and John Osborn, effective as of May 23, 2012.
10.23(ii)+	Letter Agreement between the Company and John Osborn, effective as of December 13, 2012.
10.24(i) (40) +	Letter Agreement between the Company and Helen I. Torley, effective as of August 8, 2011.
10.24(ii)(40) +	Letter Agreement between the Company and Helen I. Torley, effective as of October 30, 2012.
10.25(3)+	Onyx Pharmaceuticals, Inc. Executive Severance Benefit Plan.
10.26(24)+	Letter Agreement between the Company and Matthew K. Fust, dated December 12, 2008.
10.27(25)*	Development and License Agreement between the Company and BTG International Limited, dated as of November 6, 2008.
10.28(i)(22)+	Letter Agreement between the Company and Juergen Lasowski, Ph.D., dated April 28, 2008.
10.28(ii)(22)+	Amendment to Letter Agreement between the Company and Juergen Lasowski, Ph.D., effective as of March 12, 2009.
10.29(26)+	Executive Employment Agreement between the Company and Suzanne M. Shema, effective as of August 31, 2009.
10.30(i)(27)+	Letter Agreement between the Company and Ted Love, M.D., effective as of January 28, 2010.
10.30(ii)(37)+*	Transition and Retirement Agreement between the Company and Ted Love, M.D., effective as of February 14, 2012.
10.31	Reserved.
10.32(28)+	Letter Agreement between the Company and Kaye Foster-Cheek, effective as of September 30, 2010.
10.33	Reserved.
10.34(i)(28)	Lease Agreement (249 E. Grand) between the Company and ARE-SAN FRANCISCO No. 12, LLC, dated as of July 9, 2010, as amended by that certain Letter Agreement between the Company and ARE-SAN FRANCISCO No. 12, dated as of July 9, 2010.
10.34(ii)(36)	First Amendment to Lease Agreement (249 E. Grand) between the Company and ARE-SAN FRANCISCO No. 12, LLC, dated as of November 1, 2011.
10.35(28)	Sublease between the Company and Exelixis, Inc., dated as of July 9, 2010.
10.36(28)*	License, Development and Commercialization Agreement between the Company and Ono Pharmaceutical Co., Ltd., dated as of September 7, 2010.
10.37	Reserved.
10.38(36)	Lease Agreement (259 E. Grand) between the Company and ARE-SAN FRANCISCO No. 12, LLC, dated as of November 1, 2011, as amended by that certain Letter Agreement between the Company and ARE-SAN FRANCISCO No. 12, dated as of November 1, 2011.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b)and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101***	The following materials from Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the Year Ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the Year Ended December 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

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

(1)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on October 13, 2009.

(2)
Filed as an exhibit to Onyx's Registration Statement on Form SB-2 (No. 333-3176-LA).

(3)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on December 5, 2008.

(4)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)
Filed as an exhibit to Onyx's Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(6)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on August 12, 2009.

(7)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(8)
Filed as an exhibit to Onyx's Annual Report on Form 10-K for the year ended December 31, 2002. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(9)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(10)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(11)
Filed as an exhibit to Onyx's Annual Report on Form 10-K for the year ended December 31, 2001. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(12)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on May 25, 2007.

(13)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on June 10, 2008.

(14)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on March 1, 2000.

(15)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(16)
Filed as an exhibit to Onyx's Registration Statement on Form S-3 filed on June 5, 2002 (No. 333-89850).

(17)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(18)
Filed as an exhibit to Onyx's Annual Report on Form 10-K for the year ended December 31, 2006.

(19)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on May 22, 2012.

(20)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on July 12, 2006.

(21)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on September 29, 2006.

(22)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(23)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on February 26, 2008.

(24)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on December 23, 2008.

(25)
Filed as an exhibit to Onyx's Annual Report on Form 10-K for the year ended December 31, 2008.

(26)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(27)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(28)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(29)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on February 8, 2012.

(30)
Filed as an exhibit to Onyx's Annual Report on Form 10-K for the year ended December 31, 2009.

(31)
Filed as an exhibit to Onyx's Annual Report on Form 10-K for the year ended December 31, 2010.

(32)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on February 2, 2011.

(33)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

(34)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on May 18, 2011.

(35)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on May 27, 2011.

(36)
Filed as an exhibit to Onyx's Annual Report on Form 10-K for the year ended December 31, 2011.

(37)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(38)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on May 22, 2012.

(39)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(40)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(41)
Filed as an exhibit to Onyx's Registration Statement on Form S-3ASR (No. 333-186046) filed on January 15, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, County of South San Francisco, State of California, on the 28th day of February, 2013.

ONYX PHARMACEUTICALS, INC.
By:	/s/ N. ANTHONY COLES N. Anthony Coles Chairman and Chief Executive Officer

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

Signature	Title	Date

/s/ N. ANTHONY COLES N. Anthony Coles	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013
/s/ MATTHEW K. FUST Matthew K. Fust	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2013
/s/ PAUL GODDARD Paul Goddard, Ph.D.	Director	February 28, 2013
/s/ ANTONIO GRILLO-LOPEZ Antonio Grillo-Lopez, M.D.	Director	February 28, 2013
/s/ MAGNUS LUNDBERG Magnus Lundberg	Director	February 28, 2013
/s/ CORINNE H. NEVINNY Corinne H. Nevinny	Director	February 28, 2013
/s/ WILLIAM R. RINGO William R. Ringo	Director	February 28, 2013
/s/ WENDELL WIERENGA Wendell Wierenga, Ph.D.	Director	February 28, 2013
/s/ THOMAS G. WIGGANS Thomas G. Wiggans	Director	February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Onyx Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Onyx Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Onyx Pharmaceuticals, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Onyx Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Redwood City, California
February 28, 2013

ONYX PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$153,244	$171,552
Marketable securities, current	331,192	474,791
Accounts receivable, net	79,117	-
Receivable from collaboration partners	68,209	57,941
Inventory	14,563	-
Deferred tax asset	3,416	4,047
Prepaid expenses and other current assets	38,215	23,518

Total current assets	687,956	731,849
Marketable securities, non-current	8,323	22,102
Property and equipment, net	25,933	19,734
Finite — lived intangible assets, net	257,969	-
Intangible assets — in-process research and development	171,500	438,800
Goodwill	193,675	193,675
Other assets	6,215	5,564

Total assets	$1,351,571	$1,411,724

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$275	$60
Accrued liabilities	48,252	31,168
Accrued clinical trials and related expenses	39,684	39,574
Accrued compensation	29,575	15,639
Deferred revenue	9,811	-
Liability for contingent consideration, current	-	22,174
Lease termination exit costs, current	-	3,177
Other current liabilities	3,772	-

Total current liabilities	131,369	111,792
Convertible senior notes due 2016	174,404	162,893
Liability for contingent consideration, non-current	149,163	137,816
Deferred tax liability	51,940	149,413
Other liabilities	24,576	26,397
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 67,479,518 and 63,928,082 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	67	64
Additional paid-in capital	1,471,585	1,289,080
Receivable from stock option exercises	(534)	(434)
Accumulated other comprehensive income (loss)	74	(2,011)
Accumulated deficit	(651,073)	(463,286)

Total stockholders' equity	820,119	823,413

Total liabilities and stockholders' equity	$1,351,571	$1,411,724

See accompanying notes

ONYX PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenue:
Revenue from collaboration agreement	$288,416	$286,963	$265,350
Product revenue	63,955	-	-
Royalty revenue	8,294	-	-
Contract revenue from collaborations	1,500	160,211	-
License revenue	-	-	59,165

Total revenue	362,165	447,174	324,515

Operating expenses:
Cost of goods sold (excludes amortization of certain intangible assets)	1,328	-	-
Research and development	325,256	268,060	185,740
Selling, general and administrative	224,164	167,959	114,167
Contingent consideration expense (benefit)	69,173	(93,468)	92,930
Lease termination exit costs	-	6,317	-
Intangible asset amortization	9,331	-	-

Total operating expenses	629,252	348,868	392,837

Income (loss) from operations	(267,087)	98,306	(68,322)
Investment income, net	2,678	2,405	2,829
Interest expense	(21,785)	(20,224)	(19,400)
Other income (expense)	1,638	(4,103)	(773)

Income (loss) before provision (benefit) for income taxes	(284,556)	76,384	(85,666)
Provision (benefit) for income taxes	(96,769)	274	(819)

Net income (loss)	$(187,787)	$76,110	$(84,847)

Basic net income (loss) per share	$(2.88)	$1.20	$(1.35)

Diluted net income (loss) per share	$(2.88)	$1.19	$(1.35)

Shares used in computing basic net income (loss) per share	65,148	63,422	62,618

Shares used in computing diluted net income (loss) per share	65,148	64,010	62,618

See accompanying notes

ONYX PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(In thousands)
Net income (loss)	$(187,787)	$76,110	$(84,847)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available for sale securities, net	2,085	(781)	732
Unrealized gain (loss) on cash flow hedges, net	-	61	(61)

Comprehensive income (loss)	$(185,702)	$75,390	$(84,176)

See accompanying notes

ONYX PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Receivable From Stock Option Exercises	Accumulated Other Comprehensive Income (Loss)
	Common Stock
			Additional Paid-In Capital			Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(In thousands, except shares and per share amounts)
Balances at December 31, 2009	62,260,183	$62	$1,207,010	$(5)	$(1,962)	$(454,549)	$750,556
Exercise of stock options	323,436	1	6,863	(1)	-	-	6,863
Stock-based compensation, related to stock option grants	-	-	17,385	-	-	-	17,385
Issuance of common stock pursuant to employee stock purchase plan	78,991	-	2,129	-	-	-	2,129
Restricted stock awards issued, net of forfeitures	192,766	-	4,817	-	-	-	4,817
Comprehensive loss:
Change in unrealized gain (loss) on investments	-	-	-	-	732	-	732
Change in unrealized gain (loss) on cash flow hedges	-	-	-	-	(61)	-	(61)
Net income (loss)	-	-	-	-	-	(84,847)	(84,847)

Balances at December 31, 2010	62,855,376	63	1,238,204	(6)	(1,291)	(539,396)	697,574

Exercise of stock options	819,370	1	22,115	(428)	-	-	21,688
Stock-based compensation, related to stock option grants	-	-	20,255	-	-	-	20,255
Issuance of common stock pursuant to employee stock purchase plan	80,160	-	2,601	-	-	-	2,601
Restricted stock awards issued, net of forfeitures	173,176	-	5,905	-	-	-	5,905
Comprehensive loss:							-
Change in unrealized gain (loss) on investments	-	-	-	-	(781)	-	(781)
Change in unrealized gain (loss) on cash flow hedges	-	-	-	-	61	-	61
Net income (loss)	-	-	-	-	-	76,110	76,110

Balances at December 31, 2011	63,928,082	64	1,289,080	(434)	(2,011)	(463,286)	823,413

Exercise of stock options	2,576,984	2	76,334	(100)	-	-	76,236
Stock-based compensation, related to stock option grants	-	-	26,179	-	-	-	26,179
Issuance of common stock to Proteolix shareholders	860,707	1	62,932				62,933
Issuance of common stock pursuant to employee stock purchase plan	120,320	-	6,289	-	-	-	6,289
Restricted stock units and awards issued, net of forfeitures	(6,575)	-	10,771	-	-	-	10,771
Comprehensive loss:							-
Change in unrealized gain (loss) on investments	-	-	-	-	2,085	-	2,085
Net income (loss)	-	-	-	-	-	(187,787)	(187,787)

Balances at December 31, 2012	67,479,518	$67	$1,471,585	$(534)	$74	$(651,073)	$820,119

See accompanying notes.

ONYX PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:	(In thousands)
Net income (loss)	$(187,787)	$76,110	$(84,847)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	(96,769)	136	(11,860)
Depreciation	5,175	5,463	3,641
Stock-based compensation	38,340	27,081	22,797
Amortization of convertible senior notes discount and debt issuance costs	11,511	10,192	9,655
Amortization of finite-lived intangible assets	9,331	-	-
Changes in fair value of liability for contingent consideration	69,173	(93,468)	92,930
Property and equipment write-off	-	732	-
Impairment of equity investment	500	3,750	-
Accretion of lease exit costs liability	-	345	-
Realized gains on sales of current marketable securities	(14)	(642)	(90)
Changes in operating assets and liabilities:
Restricted cash	-	-	(310)
Accounts receivable	(79,117)	-	-
Receivable from collaboration partners	(10,268)	(6,529)	6
Inventory	(14,563)	-	-
Prepaid expenses and other current assets	(14,697)	(14,955)	(3,013)
Other assets	(1,151)	18,472	(15,527)
Accounts payable	142	44	(1,347)
Accrued liabilities	17,084	14,302	5,014
Accrued clinical trials and related expenses	110	24,481	1,278
Accrued compensation	13,936	6,388	(3,897)
Deferred revenue	9,811	-	-
Escrow liability	-	(31,634)	34
Lease termination exit costs liability	(3,177)	2,832	-
Other current liabilities	3,772	-	-
Other liabilities	(1,821)	7,445	13,893

Net cash (used in) provided by operating activities	(230,479)	50,545	28,357

Cash flows from investing activities:
Purchases of marketable securities	(264,936)	(614,511)	(508,508)
Sales of marketable securities	149,668	169,660	277,891
Maturities of marketable securities	274,745	299,347	359,525
Transfers from restricted cash	-	31,910	(4,000)
Payment for liability for contingent consideration, current	(17,065)	-	(36,000)
Capital expenditures	(11,374)	(15,107)	(6,990)

Net cash (used in) provided by investing activities	131,038	(128,701)	81,918

Cash flows from financing activities:
Repurchases of restricted stock awards	(124)	(181)	(78)
Net proceeds from issuances of common stock	81,257	23,549	8,475

Net cash provided by financing activities	81,133	23,368	8,397

Net increase (decrease) in cash and cash equivalents	(18,308)	(54,788)	118,672
Cash and cash equivalents at beginning of period	171,552	226,340	107,668

Cash and cash equivalents at end of period	$153,244	$171,552	$226,340

Supplemental cash flow data
Cash paid during the period for income taxes	$299	$94	$537
Cash paid during the period for interest	$9,200	$9,200	$9,277
Equity issued in lieu of cash payment of contingent consideration liability	$62,935	$-	$-

See accompanying notes

ONYX PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 1. Overview and Summary of Significant Accounting Policies

Overview

Onyx Pharmaceuticals, Inc. ("Onyx" or "the Company") was incorporated in California in February 1992 and reincorporated in Delaware in May 1996. Onyx is a biopharmaceutical company dedicated to developing innovative therapies that target the molecular mechanisms that cause cancer. Through the Company's internal research programs and in conjunction with its collaborators, the Company is applying its expertise to develop and commercialize innovative therapies that target the molecular mechanisms that cause cancer. The Company's commercially available products are Nexavar® (sorafenib) tablets, Stivarga® (regorafenib) tablets and Kyprolis® (carfilzomib) for Injection. Nexavar® (sorafenib) tablets, is approved in multiple countries for unresectable liver cancer and advanced kidney cancer. Stivarga® (regorafenib) tablets, a Bayer compound, is approved in the United States for the treatment of metastatic colorectal cancer (mCRC) and for the treatment of advanced gastrointestinal stromal tumors (GIST); and is under regulatory review for mCRC in the European Union and Japan and for the treatment of GIST in Japan. Kyprolis® (carfilzomib) for Injection, is approved in the United States for the treatment of patients with multiple myeloma who have received at least two prior therapies including bortezomib and an immunomodulatory agent (IMiD), and have demonstrated disease progression on or within 60 days of completion of the last therapy. The Company has broadened its pipeline through its collaboration with Bayer; through its acquisition of anti-cancer compounds; and through the acquisition of rights to development-stage and novel anti-cancer agents.

Basis of Presentation

The consolidated financial statements include the accounts of Onyx and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current year presentation. There was no effect to net income (loss) or equity related to these reclassifications.

Business Combinations

The Company accounted for the acquisition of Proteolix Inc., or Proteolix, in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations. ASC Topic 805 establishes principles and requirements for recognizing and measuring the total consideration transferred to and the assets acquired, liabilities assumed and any non-controlling interests in the acquired target in a business combination. ASC Topic 805 also provides guidance for recognizing and measuring goodwill acquired in a business combination; requires purchased in-process research and development to be capitalized at fair value as intangible assets at the time of acquisition; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; expands the definition of what constitutes a business; and requires the acquirer to disclose information that users may need to evaluate and understand the financial effect of the business combination.

Significant Accounting Policies, Estimates and Judgments

The preparation of these Consolidated Financial Statements in conformity with United States generally accepted accounting principles requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, management evaluates its estimates, including critical accounting policies or estimates related to revenue recognition, liability for contingent consideration, the effect of business combinations, fair value measurements of tangible and intangible assets and liabilities, goodwill and other intangible assets, income taxes, inventory, stock-based compensation and research and development expenses. The Company bases its estimates on historical experience and on various other market specific and other relevant assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Marketable Securities:    Marketable securities consist primarily of corporate debt securities, corporate commercial paper, debt securities of United States government agencies, auction rate notes and money market funds and are classified as available-for-sale securities. Concentration of risk is limited by diversifying investments among a variety of industries and issuers. Available-for-sale securities are carried at fair value based on quoted market prices, with any unrealized gains and losses reported in accumulated other comprehensive income (loss). For securities with unobservable quoted market prices, such as the AAA rated auction rate securities collateralized by student loans that are included in our investment portfolio, the fair value of each of these securities is estimated utilizing a discounted cash flow analysis that considers interest rates, the timing and amount of cash flows, credit and liquidity premiums, and the expected holding periods of these securities. The unobservable inputs for these securities are the liquidity premium and expected holding period. The discount rates used in the cash flow analysis that includes the liquidity premium was 2%. An increase or decrease of 1% in the discount rate would have a $0.4 million change in the auction rate securities valuation. The expected holding period was 5.13 years. An increase or decrease of 1 year in the expected holding period would result in a negligible change in the auction rate securities valuation. Unrealized losses are charged against

"investment income" when a decline in fair value is determined to be other-than-temporary. We review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near-term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. We do not intend to sell our marketable securities and it is not likely that we will be required to sell our marketable securities prior to the recovery of their amortized cost bases. Available-for-sale securities with initial maturities of greater than one year are classified as long-term. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold or the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific identification method. Realized gains and losses and declines in value judged to be other than temporary are included in the statements of operations. Interest earned and gains realized on marketable securities, amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income.

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

Product Revenue.    The Company sells Kyprolis through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Health care providers order Kyprolis through these distributors. During the initial launch period, we defer the recognition of revenue until the product is sold to the health care providers, the end customers, due to the inherent uncertainties in estimating normal channel inventory at the distributors. As of December 31, 2012, the Company had a deferred revenue balance of $9.8 million related to Kyprolis and recorded this amount as a liability in our Consolidated Balance Sheet.

Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

	Chargebacks	Rebates and Other	Distribution Fees and Returns	Total
	(In thousands)
Balance as of December 31, 2011	$-	$-	$-	$-
Provision related to current period sales	9,668	1,946	3,544	15,158
Credits/ Payments	(3,960)	-	(1,258)	(5,218)

Balance as of December 31, 2012	$5,708	$1,946	$2,286	$9,940

Chargebacks, Government Rebates and Other Deductions:    The Company estimates reductions to product sales for qualifying federal and state government programs including discounted pricing offered to Public Health Services, or PHS, as well as government-managed Medicaid programs. The Company's reserve for PHS is based on actual chargebacks that distributors have claimed for reduced pricing offered to the health care providers. The Company's reserve for Medicaid is based upon statutorily-defined discounts, estimated payor mix, expected sales to qualified healthcare providers, and our expectation about future utilization. The Company also provided financial assistance to qualifying patients that are underinsured, or cannot cover the cost of commercial coinsurance amounts, through a patient assistance program, Onyx 360. Onyx 360 is available to patients in the U.S. and its territories who meet various financial need criteria. Government rebates that are invoiced directly to us are recorded in accrued liabilities on our Consolidated Balance Sheet. For qualified programs, including Chargebacks, that can purchase our products through distributors at a lower contractual government price, the distributors charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as allowances against accounts receivable on our Consolidated Balance Sheet.

Distribution Fees and Product Returns:    The Company has written contracts with its customers that include terms for distribution-related fees. The Company records distribution fees due to its customers based on the number of units sold to health care providers. Consistent with industry practice, the Company offers its customers a limited right to return product purchased directly from the Company, which is principally based upon the product's expiration date. The Company will accept returns for expired product during the three months prior to and after the product expiration date, on product that had been sold to the health care providers. Product returned is generally not resalable given the nature of the Company's products and method of administration. The Company has developed estimates for Kyprolis product returns based upon historical industry information regarding product return rates of comparable products, including Nexavar, our other oncology product; inventory levels in the distribution channel; and other relevant factors. To date, actual Kyprolis product returns have been negligible.

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

Revenue from Multiple Element Arrangements.    The Company accounts for multiple element arrangements, such as license and development agreements in which a customer may purchase several deliverables. The Company evaluates how the deliverables in an arrangement should be separated and how the consideration should be allocated. The Company allocates revenue to each non-contingent element based upon the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence (VSOE) of selling price, if it exists, or third-party evidence (TPE) of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses best estimated selling price (BESP) for that deliverable. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element. Refer to Note 5 for further details.

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

Revenue from Collaboration Agreement.    The Company records its share of the pre-tax commercial profit generated from the collaboration with Bayer, reimbursement of its shared marketing costs related to Nexavar and royalty revenue in one line item, "Revenue from collaboration agreement." The Company's portion of shared collaboration research and development expenses is not included in the line item "Revenue from collaboration agreement," but is reflected under operating expenses. According to the terms of the collaboration agreement, the companies share all research and development, marketing, and non-U.S. sales expenses. The Company and Bayer each bear their own U.S. sales force and medical science liaison expenses related to Nexavar. These costs, which are related to the Company's U.S. sales force and medical science liaisons, are recorded in selling, general and administrative expenses. Bayer recognizes all revenue under the Nexavar collaboration and incurs the majority of expenses relating to the development and marketing of Nexavar.

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

Royalty revenue:    We recognize revenue from royalties based on licensees' sales of its products or products using its technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectability is reasonably assured. If royalties cannot be reasonably estimated or collectability of a royalty amount is not reasonably assured, royalties are recognized as revenue when the cash is received.

Research and Development

Research and development costs are charged to expense when incurred. The major components of research and development costs include clinical manufacturing costs, preclinical study expenses, clinical trial expenses, consulting and other third-party costs, salaries and employee benefits, stock-based compensation expense, supplies and materials and allocations of various overhead and occupancy costs. Preclinical study expenses include, but are not limited to, costs incurred for the laboratory evaluation of a product candidate's chemistry and its biological activities and costs incurred to assess the potential safety and efficacy of a product candidate and its formulations. Clinical trial expenses include, but are not limited to, investigator fees, site costs, comparator drug costs and clinical research organization costs. In the normal course of business, we contract with third parties to perform various clinical trial activities in the on-going development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients and the completion of portions of the clinical trial or similar conditions. Our cost accruals for clinical trials are based on estimates of the services received and efforts expended pursuant to contracts with numerous clinical trial sites, cooperative groups and clinical research organizations. The objective of our accrual policy is to match the recording of expenses in our financial statements to the actual services received and efforts expended. As such, expense accruals related to clinical trials are recognized based on our estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract. We monitor service provider activities to the extent possible; however, if we incorrectly estimate activity levels associated with various studies at a given point in time, we could be required to record adjustments to research and development expenses in future periods.

Manufacturing costs are a component of research and development expenses and include costs associated with third-party contractors for validation and commercial batch production, process technology transfer, quality control and stability testing, raw material purchases, overhead expenses and facilities costs. We previously recorded these manufacturing-related expenses as research and development as incurred because these costs did not meet the definition of an inventory asset, as future use could not be determined based upon the uncertainty of whether Kyprolis would be approved for marketing in the United States by the FDA. Inventories include owned items that are held for sale in the ordinary course of business, that are in process of production for sale, or that will be consumed in the production of goods or services that will be held for sale. On July 20, 2012, the FDA approved Kyprolis for marketing in the United States. Therefore, we are now capitalizing certain manufacturing costs, following the regulatory approval, as an inventory asset that would previously have been expensed as research and development costs, in cases where the manufacturing costs meet the definition of an inventory asset.

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

Non-refundable option payments, including those previously made under our agreement with S*BIO, that do not have any future alternative use are recorded as research and development expense. Not all research and development costs are incurred by us. A portion of our total research and development expenses, approximately 23% in 2012, 31% in 2011 and 49% in 2010, relates to our cost sharing arrangement with Bayer and represents our share of the research and development costs incurred by Bayer. As a result of the cost sharing arrangement between us and Bayer, there was a net reimbursable amount of $72.9 million, $79.2 million and $78.8 million to Bayer for the years ended December 31, 2012, 2011 and 2010, respectively. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. For the periods covered in the financial statements presented, there have been no significant or material differences between actual amounts and estimates. However, if we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment.

Stock-Based Compensation

The Company accounts for stock-based compensation of stock options granted to employees and directors and of employee stock purchase plan shares by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The Company estimates expected volatility based upon a combination of historical and implied stock prices. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. The expected option term calculation incorporates historical employee exercise behavior and post-vesting employee termination rates. The Company accounts for stock-based compensation of restricted stock award grants by amortizing the fair value of the restricted stock award grants, which is the grant date market price, over the applicable vesting period. Compensation cost for restricted stock and stock option awards that contain performance or market conditions is based on the grant date fair value of the award. Compensation expense is recorded over the implicit or explicit requisite service period based on management's best estimate as to whether it is probable that the shares awarded are expected to vest. Previously recognized compensation expense is fully reversed if performance targets are not satisfied. The Company assesses the probability of the performance indicators being met on a continuous basis and records compensation expense from that date, over the remainder of the requisite service period.

Net income (loss) for the years ended December 31, 2012, 2011 and 2010 includes employee stock-based compensation expense of $35.3 million, or $0.54 per diluted share, $26.4 million, or $0.41 per diluted share, and $22.1 million, or $0.35 per diluted share, respectively. As of December 31, 2012, the total unrecorded stock-based compensation expense for unvested stock options, net of expected forfeitures, was $53.5 million, which is expected to be amortized over a weighted-average period of 2.7 years. As of December 31, 2012, the total unrecorded expense for unvested restricted stock awards and units, net of expected forfeitures, was $10.0 million, which is expected to be amortized over a weighted-average period of 1.3 years.

All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model. The Company recorded compensation expense related to option grants to non-employees of $2.6 million, $0.6 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The assumptions used in computing the fair value of stock-based awards reflect the Company's best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of the Company's control. In addition, the Company's estimate of future stock-based compensation expense will be affected by a number of items including the Company's stock price, the number of stock options the Company's board of directors may grant in future periods, as well as a number of complex and subjective valuation adjustments and the related tax effect. As a result, if other assumptions or estimates had been used, the stock-based compensation expense that was recorded for the years ended December 31, 2012, 2010 and 2010 could have been materially different. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

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

Dilutive potential common shares for dilutive convertible senior notes are calculated based on the "if-converted" method. Under the "if-converted" method, when computing the dilutive effect of convertible senior notes, the numerator is adjusted to add back the amount of interest and debt issuance costs recognized in the period and the denominator is adjusted to add back the amount of shares that would be issued if the entire obligation is settled in shares. As of December 31, 2012, the Company's outstanding indebtedness consisted of its 4.0% convertible senior notes due 2016, or the 2016 Notes.

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

The computations for basic and diluted net income (loss) per share were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Numerator:
Net income (loss) — basic	$(187,787)	$76,110	$(84,847)
Add: interest and issuance costs related to convertible senior notes	-	-	-

Net income (loss) — diluted	$(187,787)	$76,110	$(84,847)

Denominator:
Weighted average common shares outstanding — basic	65,148	63,422	62,618
Dilutive effect of stock options	-	588	-

Weighted average common shares outstanding and dilutive potential common shares — diluted	65,148	64,010	62,618

Net income (loss) per share:
Basic	$(2.88)	$1.20	$(1.35)

Diluted	$(2.88)	$1.19	$(1.35)

Under the "if-converted" method, 5.8 million potential common shares relating to the 2016 Notes were not included in diluted net income (loss) per share for the years ended December 31, 2012, 2011 and 2010 because their effect would be anti-dilutive. Diluted net income (loss) per share does not include the effect of 2.5 million, 4.3 million and 5.1 million stock-based awards that were outstanding during the years ended December 31, 2012, 2011 and 2010. These stock-based awards were not included in the computation of diluted net income (loss) per share because the proceeds received, if any, from such stock-based awards combined with the average unamortized compensation costs were greater than the average market price of the Company's common stock, and, therefore, their effect would have been antidilutive.

Income Taxes

We use the assets and liability method to account for income taxes in accordance with ASC 740-10, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. At each balance sheet date, we evaluate the available evidence about future taxable income and other possible source of realization of deferred tax assets, and record a valuation allowance that reduces the deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date.

The Company follows the authoritative guidance under ASC 740, which clarifies the accounting for uncertainty in tax positions recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely that not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax position must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Marketable Securities

Marketable securities consist primarily of corporate debt securities, corporate commercial paper, debt securities of United States government agencies, auction rate notes and money market funds and are classified as available-for-sale securities. Concentration of risk is limited by diversifying investments among a variety of industries and issuers. Available-for-sale securities are carried at fair value based on quoted market prices, with any unrealized gains and losses reported in accumulated other comprehensive income (loss). For securities with unobservable quoted market prices, such as the AAA rated auction rate securities collateralized by student loans that are included in our investment portfolio, the fair value of each of these securities is estimated utilizing a discounted cash flow analysis that considers interest rates, the timing and amount of cash flows, credit and liquidity premiums, and the expected holding periods of these securities. The unobservable inputs for these securities are the liquidity premium and expected holding period. Unrealized losses are charged against "investment income" when a decline in fair value is determined to be other-than-temporary. We review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the extent to which the fair value is less than cost and the cause for the fair value decline, (ii) the financial condition and near-term prospects of the issuer, (iii) the length of time a security is in an unrealized loss position and (iv) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. We do not intend to sell our marketable securities and it is not likely that we will be required to sell our marketable securities prior to the recovery of their amortized cost bases. Available-for-sale securities with initial maturities of greater than one year are classified as long-term. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The cost of securities sold or the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific identification method. Realized gains and losses and declines in value judged to be other than temporary are included in the statements of operations. Interest earned and gains realized on marketable securities, amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income.

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

The fair value estimates presented in this report reflect the information available to the Company as of December 31, 2012. See Note 9, "Fair Value Measurements."

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable, cash equivalents and marketable securities.

We sell Kyprolis through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Health care providers order Kyprolis through these distributors. During 2012, 99% of our net Kyprolis product revenues were generated by three distributors. Despite the significant concentration of distributors, the demand for Kyprolis is driven primarily by patient therapy requirements and we do not believe we are dependent upon any individual distributor with respect to Kyprolis sales. Due to the pricing of Kyprolis, the specialty distributors and pharmacies generally carry a very limited inventory, resulting in sales of Kyprolis being closely tied to end-user demand.

The Company invests cash that is not required for immediate operating needs principally in money market funds and corporate securities. At December 31, 2012, our investment portfolio includes $8.6 million AAA rated securities with an auction reset feature ("auction rate securities") that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the auction rate securities with a par value of $8.6 million as non-current marketable securities on the accompanying Consolidated Balance Sheet as December 31, 2012. We have determined the fair value to be $8.3 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $0.3 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. An increase in either of these assumptions could result in a $0.4 million decrease in value. Alternatively, a decrease in either of these assumptions could result in a $0.4 million increase in value.

Derivative Instruments

The Company established a foreign currency hedging program beginning in 2010. The objective of the program is to mitigate the foreign exchange risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. Dollar denominated currencies in order to reduce volatility in the Company's cash flow and earnings. From time to time, the Company hedges a certain portion of anticipated Nexavar-related cash flows owed to the Company with options, typically no more than one year into the future. The underlying exposures, both revenue and expenses, in the Nexavar program are denominated in currencies other than the U.S. Dollar, primarily the Euro and Japanese Yen. For purposes of calculating the cash flows due to or due from the Company each quarter, the foreign currencies are converted into U.S. dollars based on average exchange rates for the reporting period. The Company does not enter into derivative financial contracts for speculative purposes.

In accordance with ASC 815, Derivatives and Hedging, all derivative instruments, such as foreign currency option contracts, are recognized on the Consolidated Balance Sheet at fair value. Changes to the fair value of derivative instruments are recorded in current earnings or accumulated other comprehensive gain (loss) each period, depending on whether or not the derivative instrument is designated as part of a hedging transaction and, if it is, the type of hedging transaction. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged item. The Company assesses, both at inception and on an on-going basis, whether the derivative instruments that are used in cash flow hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. The Company assesses hedge ineffectiveness on a quarterly basis and records the gain or loss related to the ineffective portion of derivative instruments, if any, to current earnings. If the Company determines that a forecasted transaction is no longer probable of occurring, it discontinues hedge accounting and any related unrealized gain or loss on the derivative instrument is recognized in current earnings. Changes in the fair value of derivative instruments that are not designated as part of a hedging transaction are recognized in current earnings. Refer to Note 8 for further information.

Inventories

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

Indefinite-lived Intangible Assets — In-process Research and Development

Indefinite-lived intangible assets related to in-process research and development costs, or IPR&D, are considered to be indefinite-lived until the completion or abandonment of the associated research and development efforts. During the period the assets are considered indefinite-lived, they will not be amortized but will be tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the IPR&D projects below their respective carrying amounts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite-lived.

Finite-lived Intangible Assets:

Finite-lived intangible assets related to intangible assets reclassified from indefinite-lived intangible assets, following the FDA approval of Kyprolis for marketing in the United States. The Company amortizes finite-lived intangible assets, using the straight-line method, over their estimated useful life. The estimated useful life of 13 years was used for the intangible asset related to Kyprolis in the U.S. based on the remaining patent life. The Company reviews this finite-lived intangible asset for impairment when facts or circumstances indicate a reduction in the fair value below its carrying amount.

Goodwill

Goodwill represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests if the Company becomes aware of any events occurring or changes in circumstances that would indicate a reduction in the fair value of the goodwill below its carrying amount.

Liability for Contingent Consideration

In addition to the initial cash consideration paid to former Proteolix stockholders, the first earn-out payment made in April 2010 of $40.0 million and the second earn-out payment made in September 2012 of $80.0 million, the Company may be required to pay up to an additional $365.0 million in earn-out payments upon the receipt of certain regulatory approvals and the satisfaction of other milestones. These earn-out payments will become payable in up to three additional installments, upon the achievement of regulatory approvals in the U.S. and Europe within pre-specified timeframes for Kyprolis. In accordance with ASC Topic 805, Business Combinations , the Company determined the fair value of this liability for contingent consideration on the acquisition date using a probability weighted income approach. Future changes to the fair value of the contingent consideration will be determined each period and charged to expense in the "Contingent consideration" expense line item in the Consolidated Statements of Operations under operating expenses. Refer to Liability for Contingent Consideration in Note 7 for further information.

Convertible Senior Notes

In August 2009, the Company issued, through an underwritten public offering, $230.0 million aggregate principal amount of 4.0% convertible senior notes due 2016. The 2016 Notes are accounted for in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. Under ASC Subtopic 470-20, issuers of certain convertible debt instruments that have a net settlement feature and may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the 2016 Notes, as of the issuance date, was computed by estimating the fair value of a similar liability issued at 12.5% effective interest rate, which was determined by considering the rate of return investors would require in the Company's capital structure as well as taking into consideration effective interest rates derived by comparable companies. The amount of the equity component was calculated by deducting the fair value of the liability component from the principal amount of the 2016 Notes and resulted in a corresponding increase to debt discount. Subsequently, the debt discount is being amortized as interest expense through the maturity date of the 2016 Notes.

Segment Reporting

The Company operates in one segment — the discovery and development of novel cancer therapies.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." Under this standard, entities will be required to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income (for example, unrealized gains or losses on available for sale marketable securities) as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location would be required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts will be required only for components of AOCI reclassified into income in their entirety. Therefore, disclosure of the income statement line items affected by AOCI components such as net periodic benefit costs would not be included. The disclosures required with respect to income statement line item impacts would be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. This ASU is effective beginning January 1, 2013. Because this standard only impacts presentation and disclosure requirements, its adoption will not have a material impact on the Company's consolidated results of operations or financial condition.

In July 2012, the FASB issued ASU No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment." Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective beginning January 1, 2013, with early adoption permitted. The Company's early adoption of this guidance in 2012 did not have an impact on our consolidated financial statements. Additional information on impairment testing can be found in Note 7.

Note 2. Revenue from Collaboration Agreement

Effective February 1994, the Company established a collaboration agreement with Bayer to discover, develop and market compounds that inhibit the function, or modulate the activity, of the RAS signaling pathway to treat cancer and other diseases. Together with Bayer, the Company concluded collaborative research under this agreement in 1999, and based on this research, a product development candidate, Nexavar, was identified. Bayer paid all the costs of research and preclinical development of Nexavar until the Investigational New Drug application, or IND, was filed in May 2000. Under the Company's collaboration agreement with Bayer, the Company is currently funding 50% of mutually agreed development costs worldwide, excluding Japan. Bayer is funding 100% of development costs in Japan and until December 31, 2011 paid the Company a royalty on sales in Japan. At any time during product development, either company may terminate its participation in development costs, in which case the terminating party would retain rights to the product on a royalty-bearing basis. If the Company does not continue to bear 50% of product development costs, Bayer would retain exclusive, worldwide rights to this product candidate and would pay royalties to the Company based on net sales.

In March 2006, the Company and Bayer entered into a co-promotion agreement to co-promote Nexavar in the United States. This agreement amends and generally supersedes those provisions of the collaboration agreement that relate to the co-promotion of Nexavar in the United States. Outside of the United States, the terms of the collaboration agreement continue to govern. Under the terms of the co-promotion agreement and consistent with the collaboration agreement, the Company and Bayer share equally in the profits or losses of Nexavar, if any, in the United States. If for any reason the Company does not continue to co-promote in the United States, but continue to co-fund development worldwide (excluding Japan), Bayer would first receive a portion of the product revenues to repay Bayer for its commercialization infrastructure, before determining the Company's share of profits and losses in the United States.

In October 2011, Onyx and Bayer entered into an agreement regarding Stivarga in which Onyx agreed that Bayer would pay Onyx a royalty of 20% of any future worldwide net sales of Stivarga in human oncology. Onyx and Bayer also agreed that Onyx will have no obligation to pay past or future development and commercialization costs of Stivarga. Onyx will, however, have the right to co-promote Stivarga in the United States with Bayer, and to provide related medical science liaisons, under a fee-for-service arrangement. If there is a future change of control or acquisition of Onyx, Bayer would have the right to terminate Onyx's co-promotion of Stivarga (but could not terminate Onyx's right to co-promote Nexavar in the U.S.). However, in event of a change of control or acquisition of Onyx, Onyx or its successor's right to receive royalties for Stivarga will survive. Development of Stivarga will be managed by the same joint governance bodies that manage development of Nexavar; however, in the event of disagreement Bayer has the right to make final decisions for Stivarga.

In October 2011, Onyx and Bayer also entered into a fourth amendment to their 1994 collaboration agreement with Bayer in which they agreed that Bayer will pay Onyx a one-time lump sum of $160.0 million and Bayer would have no obligation to pay royalties to Onyx for sales of Nexavar in Japan for any period after December 31, 2011. In addition, the provision of the collaboration agreement that governs a change of control or acquisition of Onyx was deleted in its entirety. As a result of the deletion of this section, Onyx's rights and obligations under the collaboration agreement, including profit sharing, co-development and co-promotion of Nexavar, will survive any change of control of Onyx.

The Company's collaboration agreement with Bayer will terminate when patents expire that were issued in connection with product candidates discovered under the agreement, or at the time when neither we nor Bayer are entitled to profit sharing under the agreement, whichever is latest. The Company's co-promotion agreement with Bayer will terminate upon the earlier of the termination of the Company's collaboration agreement with Bayer or the date products subject to the co-promotion agreement are no longer sold by either party in the United States due to a permanent product withdrawal or recall or a voluntary decision by the parties to abandon the co-promotion of such products in the United States. Either party may also terminate the co-promotion agreement upon failure to cure a material breach of the agreement within a specified cure period. The Company's agreement regarding Stivarga will terminate or a country-by-country basis when we are no longer entitled to receive royalties in a particular country. Refer to Note 4 "Royalty Revenue from Stivarga" for further details.

Nexavar is currently marketed and sold in 100 countries, for the treatment of patients with unresectable liver cancer and advanced kidney cancer. Outside of the United States, excluding Japan, Bayer incurs all of the sales and marketing expenditures, and the Company reimburses Bayer for half of those expenditures. In addition, for sales generated outside of the United States, excluding Japan, the Company reimburses Bayer a fixed percentage of sales for their marketing infrastructure. Research and development expenditures on a worldwide basis, excluding Japan, are equally shared by both companies regardless of whether the Company or Bayer incurs the expense.

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

Revenue from collaboration agreement consists of the Company's share of the pre-tax commercial profit generated from its collaboration with Bayer, reimbursement of the Company's shared marketing costs related to Nexavar and royalty revenue. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. The Company records revenue from collaboration agreement on a quarterly basis. Revenue from collaboration agreement is derived by calculating net sales of Nexavar to third-party customers and deducting the cost of goods sold, distribution costs, marketing costs (including without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses and Bayer marketing services expenses), Phase 4 clinical trial costs and allocable overhead costs. Reimbursement by Bayer of the Company's shared marketing costs related to Nexavar and royalty revenue is also included in the revenue from collaboration agreement line item.

The Company's portion of shared collaboration research and development expenses is not included in this line item, but is reflected under operating expenses. According to the terms of the collaboration agreement, the companies share all research and development, marketing and non-U.S. sales expenses. United States sales force and medical science liaison expenditures incurred by both companies are borne by each company separately and are not included in the calculation. Some of the revenue and expenses used to derive the revenue from collaboration agreement during the period presented are estimates of both parties and are subject to further adjustment based on each party's final review should actual results differ from these estimates.

Revenue from collaboration agreement was $288.4 million, $287.0 million and $265.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, calculated as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Onyx's share of collaboration commercial profit	$267,610	$252,236	$232,494
Reimbursement of Onyx's shared marketing expenses	20,806	22,946	23,122
Royalty revenue	-	11,781	9,734

Revenue from collaboration agreement	$288,416	$286,963	$265,350

Through December 31, 2012, 2011 and 2010, the Company has invested $765.1 million, $686.4 million and $596.5 million, respectively, in the development of Nexavar, representing its share of the costs incurred to date under the collaboration.

Contract revenue from collaboration, related to Bayer, was $160.2 million for the year ended December 31, 2011, and there was no such revenue related to Bayer for the years ended December 31, 2012 or 2010. Contract revenue from collaboration for the year ended December 2012 relates to Pfizer, as discussed in Note 6 of the consolidated financial statements.

Note 3. Product Revenue

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

Product revenue was $64.0 million for the year ended December 31, 2012, compared to no product revenue for the year ended December 31, 2011, calculated as follows:

	Year Ended December 31,
	2012	2011
	(In thousands)
Product revenue, gross	$79,113	$-
Government rebates, chargebacks and other	(11,614)	-
Returns reserve and Distribution fees	(3,544)	-

Product revenue, net	$63,955	$-

Note 4. Royalty Revenue from Stivarga

In September 2012, the U.S. FDA approved Stivarga for the treatment of patients with metastatic colorectal cancer (mCRC) who have been previously treated with currently available therapies (including fluoropyrimidine-, oxaliplatin- and irinotecan-based chemotherapy, an anti-VEGF therapy, and, if KRAS wild type, an anti-EGFR therapy). The U.S. approval of Stivarga is based on results from the pivotal Phase 3 CORRECT study that demonstrated improvement in overall survival and progression-free survival compared to placebo in patients with mCRC whose disease had progressed after approved standard therapies.

Stivarga royalty revenue was $8.3 million for 2012, or 20% of worldwide net sales. In October 2011, Onyx and Bayer entered into an agreement regarding regorafenib in which Onyx agreed that Bayer would pay Onyx a royalty of 20% of any future worldwide net sales of regorafenib in human oncology. Onyx and Bayer also agreed that Onyx will have no obligation to pay past or future development and commercialization costs of regorafenib. Onyx has opted to co-promote regorafenib in the United States with Bayer, and to provide related medical science liaisons, under a fee-for-service arrangement and recorded approximately $2.6 million during 2012, which was classified net of selling, general and administrative expense on the Consolidated Statements of Operations. Development of regorafenib will be managed by the same joint governance bodies that manage development of Nexavar; however, in the event of disagreement Bayer has the right to make final decisions for regorafenib.

Note 5. Agreement with Ono Pharmaceutical Co., Ltd.

In September 2010, the Company entered into an exclusive license agreement with Ono, granting Ono the right to develop and commercialize both Kyprolis and oprozomib for all oncology indications in Japan. The Company retains all development and commercialization rights for other countries in the Asia Pacific region, as well as in all other regions of the world, including the United States and Europe. The Company agreed to provide Ono with development and commercial supply of Kyprolis and oprozomib on a cost-plus basis. Ono agreed to pay the Company development and commercial milestone payments based on the achievement of pre-specified criteria. In addition, Ono agreed to share a percentage of costs incurred by the Company for the global development of Kyprolis and oprozomib that may support filings for regulatory approval in Japan. Ono is responsible for all development costs in support of regulatory filings in Japan as well as commercialization costs it incurs. If regulatory approval for Kyprolis and/or oprozomib is achieved in Japan, Ono is obligated to pay the Company double-digit royalties on net sales of the licensed compounds in Japan.

The Company identified the license and certain amounts of development supply to be provided in 2011 as separate non-contingent deliverables under this agreement. The Company determined that the delivered license has stand-alone value based on Ono's internal product development capabilities. The Company identified the reimbursement of global development costs by Ono, and the future development and commercial supply arrangements, subject to future negotiation, as contingent deliverables. Contingent deliverables will be evaluated separately as the related contingency is resolved. The Company allocated consideration relating to non-contingent deliverables on the basis of their relative selling price, which is BESP because VSOE or TPE are unavailable for these elements. The objective of BESP is to determine the price at which the Company would transact a sale if the product were sold on a stand-alone basis. BESP for the license is based on discounted future projected cash flows relating to the licensed territory. Revenue allocated to the license of $59.2 million was recognized in September 2010 when all related knowledge and data had been transferred. BESP for the development supply shipments is based on an estimated cost to produce supply plus a mark-up consistent with similar agreements.

A percentage of costs incurred by the Company for the global development of Kyprolis and oprozomib are required to be reimbursed by Ono at cost. Global development work is conducted by Onyx at Onyx's discretion. These reimbursements will be recorded as a reduction of operating expenses by the Company. For the years ended December 31, 2012, 2011 and 2010, the reimbursement of global development costs was $10.0 million, $10.0 million and $8.5 million, respectively, which reduced the "Research and development expenses" line item in the Consolidated Statement of Operations. The additional global development milestone payments which are based on various clinical milestones, including completion of various clinical studies and submission and approval of the compound to the Japanese authorities, could total $174.0 million at current exchange rates. Additionally, $52.2 million in commercial milestones, at current exchange rates, could be received provided certain sales targets in Japan are met. The achievement of any and all of these milestones is dependent solely upon the results of Ono's development activities and therefore none of these milestones were deemed to be substantive. If regulatory approval for Kyprolis and/or oprozomib is achieved in Japan, royalty revenue to be received from Ono will be recognized by the Company based upon the net sales of the products by Ono.

The agreement will terminate upon the expiration of the royalty terms specified for each product. In addition, Ono may terminate this agreement for certain scientific or commercial reasons with advance written notice and either party may terminate this agreement for the other party's uncured material breach or bankruptcy.

Note 6. Agreements with Other Companies

Pfizer

In May 1995, we entered into a research and development collaboration agreement with Warner-Lambert Company (formerly Parke Davis), now a subsidiary of Pfizer Inc., or Pfizer, to discover and commercialize small molecule drugs that restore control of, or otherwise intervene in, the misregulated cell cycle in tumor cells. Under this agreement, we developed screening tests, or assays, for jointly selected targets, and transferred these assays to Pfizer for screening of its compound library. The discovery research term ended in August 2001. In the event Pfizer develops a compound identified through this collaboration, we are entitled to receive payments upon achievement of certain clinical development and regulatory milestones and are entitled to receive royalties on worldwide sales.

As a result of the collaboration, Pfizer identified palbociclib (formerly known as PD-0332991), a selective inhibitor of cyclin-dependent kinase 4/6, or CDK 4/6. Pfizer began clinical testing with this drug candidate in late 2004. During the year ended December 31, 2012, we earned $1.5 million in clinical development milestone fees from Pfizer and to date we have earned $3.0 million in clinical development milestone fees relating to this drug candidate. Under this agreement, remaining additional potential milestones payable by Pfizer to Onyx are, in aggregate, up to approximately $11.5 million and royalty payments will be based on an 8% of net sales, if any. Milestone payments earned under this agreement are classified as "Contract revenue from collaboration" on the Consolidated Statement of Operations.

The May 1995 collaboration agreement with Pfizer will remain in effect until the expiration of all licenses granted pursuant to the agreement. The patents that cover PD 0332991 will expire in January 2023, in both the United States and Europe. However, in both regions the patents may be extended up to 5 years under the statutes that provide for patent term extensions. There can be, though, no assurance that such extensions will be secured. Either party may terminate the agreement for the uncured material breach of the other party.

BTG

In November 2008, the Company licensed a novel targeted oncology compound, ONX 0801, from BTG. Under the terms of the agreement, the Company obtained a worldwide license for ONX 0801 and all of its related patents. The Company received exclusive worldwide marketing rights and is responsible for all product development and commercialization activities. The Company paid BTG a $13.0 million upfront payment, a $7.0 million milestone payment in 2009. The achievement of certain development milestones, based on regulatory and marketing approvals in jurisdictions around the world, would require an additional $140.0 million in milestone payments to BTG. Additionally, Onyx would be required to make low double digits royalty payments to BTG based on levels of sales achieved, as well as up to $160.0 million in commercial milestones, based on total worldwide sales. Due to the nature of drug development, including the inherent risk of development and approval of product candidates by regulatory authorities, it is not possible to estimate if and when these milestone payments could become due. In accordance with our investment and portfolio management strategy, we have made the decision to evaluate partnering or licensing opportunities to continue development of ONX 0801

The Company's development and license agreement with BTG will expire 10 years after the first commercial sale of the licensed product or until patent coverage expires, whichever is later. The Company may terminate the agreement at any time without cause by giving BTG prior written notice, and either party may terminate the agreement upon failure to cure a material breach in certain cases. BTG may terminate the agreement by written notice upon the occurrence of certain specified events, including the

Company's failure to pay BTG payments due under the agreement after demand for such payments, the Company challenging the licensed rights under the agreement, the Company's failure to conduct material development activity in relation to a licensed product for a specified period, the Company's decision to cease development of licensed products, or specified events relating to insolvency of the Company. Upon any termination of the agreement, rights to the licensed compounds will revert to BTG. Except in the case of termination for the Company's breach at an early stage of development, the Company will receive a portion of any compensation received by BTG from the sale of the reverted compounds.

S*BIO

In December 2008, the Company entered into a development collaboration, option and license agreement with S*BIO pursuant to which the Company acquired options to license rights to each of ONX 0803 and ONX 0805. Under the terms of the agreement, the Company has obtained options, which if the Company exercises, would give it rights to exclusively develop and commercialize ONX 0803 and ONX 0805 for all potential indications in the United States, Canada and Europe. S*BIO retains responsibility for all development costs prior to the option exercise, after which the Company will assume development costs for the U.S., Canada and Europe, subject to S*BIO's option to fund a portion of the development costs in return for enhanced royalties on any future product sales. Upon the exercise of the Company's option of either compound, S*BIO is entitled to receive a one-time fee, milestones upon achievement of certain development and sales levels and royalties on future product sales. Under the terms of the agreement, in December 2008 the Company made a $25.0 million payment to S*BIO, including an up-front payment and an equity investment in S*BIO.

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

In May 2011, the Company entered into a Termination and Separation Agreement, or the Termination Agreement, with S*BIO to terminate its collaboration agreement and amend the Company's rights with respect to ONX 0803 and ONX 0805. Under the Termination Agreement, the Company's option rights to ONX 0803 and ONX 0805, which it had not exercised, reverted to S*BIO and S*BIO will retain responsibility for all development and commercialization of these compounds. The Company retained its equity interest in S*BIO and, in addition to any value associated with its equity interest, may receive up to $14.0 million from S*BIO based on agreed portions of any partnering revenue or future royalty revenue related to ONX 0803 and ONX 0805, or proceeds from any acquisition of S*BIO.

In connection with the termination of the collaboration agreement with S*BIO, during the first quarter of 2011, the Company concluded that it will no longer receive clinical development services subsequent to March 31, 2011 relating to the $20.0 million advance funding payment provided to S*BIO in May 2010. The Company recorded a $12.7 million write-off during the first quarter of 2011, for the remaining unamortized balance of prepaid research and development expense relating to the advance funding payment. In addition, the Company recorded an impairment charge on its equity investment in S*BIO of $3.8 million in the "Other expense" line item in the Consolidated Statement of Operations.

In 2012, the Company received net proceeds of $4.1 million from S*BIO as a result of the license of the Janus Associated Kinase 2 (JAK2) inhibitor. In addition, the Company reassessed the fair value of its equity investment in S*BIO in 2012, and determined that it was impaired. Accordingly, the Company recorded an impairment charge of $0.5 million in the "Other expense" line item in the Consolidated Statement of Operations and wrote off its remaining equity investment in S*BIO.

Note 7. Acquisition of Proteolix

On November 16, 2009, or the Acquisition Date, the Company acquired Proteolix under the terms of an Agreement and Plan of Merger, or the Merger Agreement, entered into in October 2009. Proteolix was a privately-held biopharmaceutical company located in South San Francisco, California. Proteolix focused primarily on the discovery and development of novel therapies that target the proteasome for the treatment of hematological malignancies, solid tumors and autoimmune disorders. Proteolix's lead compound, Kyprolis, is a proteasome inhibitor currently in multiple clinical trials, including an advanced Phase 2b clinical trial for patients with relapsed and refractory multiple myeloma. This acquisition provided the Company with an opportunity to expand into the hematological malignancies market.

Under the Merger agreement, the aggregate consideration payable by the Company to former Proteolix stockholders at closing consisted of $276.0 million in cash, less $27.6 million that was temporarily held in an escrow account subject to the terms described below under Escrow Account Liability. In addition, a $40.0 million earn-out payment, less $4.0 million that was temporarily held in the escrow account, was made in April 2010, 180 days after the completion of enrollment in an ongoing pivotal Phase 2b clinical study involving relapsed and refractory multiple myeloma patients, known as the "003-A1" trial. The escrow amounts were paid to the former Proteolix stockholders in February 2011. The Company may be required to pay up to an additional $365.0 million in earn-out payments as outlined below under Liability for Contingent Consideration.

Intangible Assets — IPR&D

Intangible assets for IPR&D consist of Proteolix's IPR&D programs resulting from the Company's acquisition of Proteolix, including their lead compound, Kyprolis and two other product candidates (oprozomib and ONX 0914). The Company determined that the combined estimated Acquisition Date fair values of Kyprolis, oprozomib and ONX 0914 was $438.8 million. The Company used an income approach, which is a measurement of the present value of the net economic benefit or cost expected to be derived from an asset or liability, to measure the fair value of Kyprolis and a cost approach to measure the fair values of oprozomib and ONX 0914. Under the income approach, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. Under the cost approach, an intangible asset's fair value is equal to the costs incurred to-date to develop the asset to its current stage.

To calculate fair value of Kyprolis under the income approach, the Company used probability-weighted cash flows discounted at a rate considered appropriate given the inherent risks associated with this type of asset. The Company estimated the fair value of this asset using a present value discount rate based on the estimated weighted-average cost of capital for companies with profiles substantially similar to that of Proteolix. This is comparable to the estimated internal rate of return for Proteolix's operations and represents the rate that market participants would use to value this asset. Cash flows were generally assumed to extend either through or beyond the patent life of the asset, depending on the circumstances particular to the asset. In addition, the Company compensated for the phase of development for this program by probability-adjusting the Company's estimation of the expected future cash flows. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. The projected cash flows from this project was based on key assumptions such as estimates of revenues and operating profits related to the project considering its stage of development; the time and resources needed to complete the development and approval of the related product candidate; the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in developing a drug compound such as obtaining marketing approval from the FDA and other regulatory agencies; and risks related to the viability of and potential alternative treatments in any future target markets. The resultant probability-weighted cash flows were then discounted using a rate the Company believes is appropriate and representative of a market participant assumption.

For the other two intangible assets acquired, oprozomib and 0914, the Company used the costs incurred to-date by Proteolix to develop these assets to their current stage as their fair value as result of the lack of financial projections for these assets in their current development stages.

These IPR&D programs represent Proteolix's incomplete research and development projects, which had not yet reached technological feasibility at the Acquisition Date. A summary of these programs and estimated fair values at the Acquisition Date is as follows:

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

Following the regulatory approval of Kyprolis (carfilzomib) in the U.S. we reclassified the portion of the carfilzomib acquired IPR&D asset that relates to the U.S. market, from indefinite lived intangible assets to finite-lived intangible assets. Finite-lived intangible assets consist of acquired IPR&D related to Kyprolis in the Unites States with a cost of $267.3 million, which is being amortized over its estimated useful life, using the straight-line method, following the FDA approval of Kyprolis for marketing in the United States. The estimated useful life of 13 years was used for the intangible asset related to Kyprolis in the US based on the remaining patent life. At December 31, 2012, the accumulated amortization was $9.3 million.

Intangible assets consist of the following:

	December 31,
	2012	2011
	(In thousands)
Indefinite lived intangible assets — IPR&D	$171,500	$438,800
Finite lived intangible assets	267,300	-

	438,800	438,800
Less: accumulated amortization	(9,331)	-

	$429,469	$438,800

Amortization expense was $9.3 million for the years ended December 31, 2012, while no amortization expense was recorded for the years ended December 31, 2011 and 2010, respectively. The aggregate amortization expense over the next five years will be approximately $104.4 million.

The Company tests IPR&D for impairment on an annual basis on October 1 or sooner, if deemed necessary. Through December 31, 2012, no impairments of IPR&D have occurred.

Goodwill

The excess of the consideration transferred over the fair values assigned to the assets acquired and liabilities assumed was $193.7 million, which represents the goodwill amount resulting from the acquisition. None of the goodwill is expected to be deductible for income tax purposes. The Company tests goodwill for impairment on an annual basis on October 1 or sooner, if deemed necessary. As of December 31, 2012, there were no changes in the recognized amount of goodwill resulting from the acquisition of Proteolix.

Liability for Contingent Consideration

In November 2009, we acquired Proteolix, Inc., or Proteolix, a privately-held biopharmaceutical company located in South San Francisco, California. Proteolix focused primarily on the discovery and development of novel therapies that target the proteasome for the treatment of hematological malignancies, solid tumors and autoimmune disorders. This acquisition, which included Kyprolis, has provided us with an opportunity to expand into the hematological malignancies market. Under the terms of the Merger Agreement, the aggregate cash consideration paid to former Proteolix stockholders at closing was $276.0 million and an additional $40.0 million earn-out payment was made in April 2010. In January 2011, the Company entered into Amendment No. 1 to the Merger Agreement which required us to make a milestone payment of $80.0 million, based on Kyprolis' accelerated marketing approval in the United States for relapsed/refractory multiple myeloma, which was achieved on July 20, 2012. Approximately $63.0 million of the milestone was paid in the form of Onyx common stock, and $17.0 million was paid in cash.

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

The range of the undiscounted amounts we could be required to pay for the remaining earn-out payments is between zero and $365.0 million. We determined the fair value of the non-current liability for the contingent consideration based on a probability-weighted discounted cash flow analysis. This fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. These inputs include the probability of technical and regulatory success ("PTRS") for unapproved product candidates considering their stages of development.

We recorded a liability for this contingent consideration related to the three remaining earn-out payments with a fair value of $149.2 million at December 31, 2012 based upon a discounted cash flow model that uses significant estimates and assumptions, including the PTRS of Kyprolis. Contingent consideration (benefit)/expense is recorded for the change in the fair value of the recognized amount of the liability for contingent consideration.

During 2012, the Company recorded contingent consideration expense of $69.2 million. The expense in 2012 primarily related to an increase in our PTRS for the milestone payment of $80.0 million, based on Kyprolis' accelerated marketing approval in the United States for relapsed/refractory multiple myeloma, which was achieved on July 20, 2012. Approximately $63.0 million of the milestone was paid in the form of Onyx common stock, and $17.0 million was paid in cash. Any further changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Consolidated Statements of Operations.

During 2011, the Company recorded a contingent consideration benefit of $93.5 million. The benefit in 2011 primarily related to a decrease in our PTRS for the potential $80.0 million payment triggered by marketing approval in the United States for relapsed/refractory multiple myeloma that was unlikely at December 31, 2011. In addition, contingent consideration liability associated with a potential $65.0 million payment triggered by marketing approval for relapsed/refractory multiple myeloma in the European Union was removed, because based on development timelines, Onyx did not expect approval before the December 31, 2013 milestone expiration date. Partially offsetting these decreases was an increase in the fair value of the non-current liability for contingent consideration due to the passage of time.

Any further changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Consolidated Statements of Operations.

Deferred Tax Liabilities

In 2009, the Company had established a deferred tax liability of $157.1 million for the In-Process Research and Development costs ("IPR&D") as part of the business combination accounting for Proteolix, Inc. The $157.1 million of deferred tax liabilities resulting from the acquisition was related to the difference between the book basis and tax basis of the intangible assets related to the IPR&D projects. Because the IPR&D was considered to have an indefinite life, the deferred tax liability could not offset the Company's deferred tax assets. On July 20, 2012, the Company received approval for Kyprolis by the FDA in the U.S. Accordingly, management reassessed the IPR&D associated with the Proteolix, Inc. acquisition and started amortizing the U.S. portion of the Kyprolis IPR&D in the amount of $267.3 million. As a result of the approval and related change in assessment, the deferred tax liability related to the U.S. IPR&D can now be used to offset the Company's deferred tax assets. Accordingly, the Company recorded a non-cash income tax benefit in 2012 of $96.8 million to recognize the change in valuation allowance required by the change in assessment.

Note 8. Derivative Instruments

The Company has established a foreign currency hedging program to mitigate the foreign exchange risk arising from transactions or cash flows that have a direct or underlying exposure to non-U.S. Dollar denominated currencies. From time to time, the Company hedges a certain portion of anticipated non-USD foreign currency transactions or cashflows with foreign currency option contracts, typically no more than one year into the future. The underlying foreign currency exposures, both revenue and expenses, result from the Bayer collaboration and from Onyx's own commercial and clinical operations. The Company does not enter into derivative financial contracts for speculative purposes. Any outstanding foreign currency derivative contracts are recorded at fair value on the Consolidated Balance Sheet.

The fair values of the Company's derivative instruments are estimated as described in Note 9, taking into consideration current market rates and the current creditworthiness of the counterparties or the Company, as applicable. In the year ending December 31, 2012 the Company's foreign currency options have not been designated as hedging instruments under ASC 815. The changes in the fair value of these foreign currency options are reported currently in the "Other expense" line item in the Consolidated Statements of Operations.

As of December 31, 2012, the Company had no derivative instruments recorded on its balance sheet, either as an asset or a liability. At December 31, 2011, the fair value carrying amount of the Company's derivative instruments were recorded as follows:

	Asset Derivatives December 31, 2011		Liability Derivatives December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedges:
Foreign currency option contracts	Other current assets	$-	Accrued liabilities	$-

Total derivatives designated as hedges		-		-
Derivatives not designated as hedges:
Foreign currency option contracts	Other current assets	$466	Accrued liabilities	$-

Total derivatives not designated as hedges		466		-

Total derivatives		$466		$-

The effect of derivative instruments on the Consolidated Balance Sheet and Consolidated Statements of Operations for the year ended December 31, 2012 and December 31, 2011 was as follows:

	Foreign Currency Option Contracts Year Ended December 31,
	2012	2011
	(In thousands)	(In thousands)
Derivatives designated as hedges:
Net gain (loss) recognized in accumulated other comprehensive income (loss) (effective portion)	$-	$(89)
Net gain (loss) reclassified from accumulated other comprehensive income to net income (loss) (effective portion) (1)	$-	$(150)
Net gain (loss) recognized in net income (loss) (ineffective portion) (1)	$-	$-
Derivatives not designated as hedges:
Net gain (loss) recognized in net income (loss) (1)	$(62)	$(450)

(1)
Classified in "Other expense" on the Consolidated Statement of Operations

The Company is exposed to counter-party credit risk on all of its derivative financial instruments. The Company has established and maintained strict counterparty credit guidelines and enters into derivative instruments only with financial institutions that are investment grade or better to minimize the Company's exposure to potential defaults. The Company does not generally require collateral to be pledged under these agreements. Refer to Note 9 for further information.

Note 9. Fair Value Measurements

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

The Company's fair value hierarchies for its financial assets and liabilities (cash equivalents, current and non-current marketable securities, current and non-current liability from contingent consideration, foreign currency option contracts and convertible senior notes), which require fair value measurement on a recurring basis are as follows:

	As of December 31, 2012
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$19,297	$19,297	$-	$-	$19,297
Corporate and financial institutions debt	229,053	-	229,053	-	229,053
Auction rate securities	8,323	-	-	8,323	8,323
U.S. government agencies	88,514	-	88,514	-	88,514
U.S. treasury bills	29,222	29,222	-	-	29,222
Municipal bonds	-	-	-	-	-
Foreign currency option contracts not designated as hedges	-	-	-	-	-

Total	$374,409	$48,519	$317,567	$8,323	$374,409

Liabilities:
Liability for contingent consideration, current and non-current	$149,163	$-	$-	$149,163	$149,163
Convertible senior notes due 2016 (face value $230,000)	174,404	-	468,533	-	468,533

Total	$323,567	$-	$468,533	$149,163	$617,696

	As of December 31, 2011
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds	$30,800	$30,800	$-	$-	$30,800
Corporate and financial institutions debt	303,799	-	303,799	-	303,799
Auction rate securities	22,102	-	-	22,102	22,102
U.S. government agencies	147,445	-	147,445	-	147,445
U.S. treasury bills	40,328	40,328	-	-	40,328
Municipal bonds	14,420	-	14,420	-	14,420
Foreign currency option contracts designated as hedges	-	-	-	-	-
Foreign currency option contracts not designated as hedges	466	-	466	-	466

Total	$559,360	$71,128	$466,130	$22,102	$559,360

Liabilities:
Liability for contingent consideration, current and non-current	$159,990	$-	$-	$159,990	$159,990
Convertible senior notes due 2016 (face value $230,000)	162,893	-	303,255	-	$303,255

Total	$322,883	$-	$303,255	$159,990	$463,245

Marketable Securities

Level 2 assets consist of debt securities issued by corporate and financial institutions and U.S. government and municipal agencies. The fair value of these securities are estimated using a weighted average price based on market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources.

Level 3 assets include securities with an auction reset feature ("auction rate securities"), which are classified as available for sale securities and are reflected at fair value. In February 2008, auctions began to fail for the auction rate securities and each auction for the majority of these securities since then has failed. As of December 31, 2012, the fair value of each of these securities is estimated utilizing a discounted cash flow analysis that considers interest rates, the timing and amount of cash flows, credit and liquidity premiums, and the expected holding periods of these securities. The unobservable inputs for these securities are the liquidity premium and expected holding period. The discount rates used in the cash flow analysis that includes the liquidity premium was 2%. An increase or decrease of 1% in the discount rate would have a $0.4 million change in the auction rate securities valuation. The expected holding period was 5.13 years. An increase or decrease of 1 year in the expected holding period would result in a negligible change in the auction rate securities valuation. The following table provides a summary of changes in fair value of the Company's auction rate securities:

	Auction Rate Securities Year Ended December 31,
	2012	2011	2010
	(In thousands)
Fair value at beginning of period	$22,102	$28,555	$37,174
Redemptions	(15,300)	(6,050)	(6,550)
Transfer to Level 2	-	-	(2,725)
Change in valuation	1,521	(403)	656

Fair value at end of period	$8,323	$22,102	$28,555

Transfers of auction rate securities from Level 3 to Level 2 are recognized when the Company becomes aware of actual redemptions of such securities. As a result of the decline in the fair value of the Company's auction rate securities, which the Company believes is temporary and attributes to liquidity rather than credit issues, the Company has recorded an unrealized loss of $0.3 million, $1.8 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, which is included in the accumulated other comprehensive income (loss) line of stockholders' equity. All of the auction rate securities held by the Company at December 31, 2012, consist of securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Any future fluctuation in fair value related to the non-current marketable securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any decline in fair value is other than temporary, it will record a charge to earnings as appropriate. The Company does not intend to sell these securities and it is not likely that the Company will be required to sell these securities prior to the recovery of their amortized cost bases. The securities redeemed during the year ending December 31, 2012 were all redeemed at par.

Foreign Currency Option Contracts

Foreign currency option contracts are Level 2 assets and liabilities that are reflected at fair value. The Company has established a foreign currency hedging program to manage the economic risk of its exposure to fluctuations in foreign currency exchange rates from the Nexavar program. Refer to Note 6 for further information.

The Company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the valuations are limited to quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash, credit risk at commonly quoted intervals, spot and forward rates). Mid-market pricing is used as a practical expedient for fair value measurements. ASC 820 states that the fair value measurement of an asset or liability must reflect the non-performance risk of the entity and the counterparty. Therefore, the impact of the counterparty's creditworthiness, when in an asset position, and the Company's creditworthiness, when in a liability position, has also been factored into the fair value measurement of the derivative instruments and did not have a material impact on the fair value of these derivative instruments. Both the counterparty and the Company are expected to continue to perform under the contractual terms of the instruments.

Liability for Contingent Consideration

The Company initially recorded acquisition-related liabilities at the acquisition date for contingent consideration representing the amounts payable to former Proteolix stockholders, as outlined under the terms of the Merger Agreement, upon the achievement of specified regulatory approvals within pre-specified timeframes for Kyprolis. The fair values of these Level 3 liabilities are estimated using a probability-weighted discounted cash flow analysis. Subsequent changes in the fair value of these contingent consideration liabilities are recorded to the "Contingent consideration" expense line item in the Consolidated Statements of Operations under operating expenses. During the year ended December 31, 2012, the Company recorded contingent consideration expense of $69.2 million which is primarily associated with the change in the probability of occurrence of future milestone payments, a significant input in the discounted cash flow analysis used to calculate the fair value of the liability and also the passage of time. Refer to Liability for Contingent Consideration in Note 7 for further details.

	Liability for Contingent Consideration Year Ended December 31,
	2012	2011	2010
	(In thousands)
Fair value at beginning of period	$159,990	$253,458	$200,528
Payments	(80,000)	-	(40,000)
Change in valuation	69,173	(93,468)	92,930

Fair value at end of period	$149,163	$159,990	$253,458

Convertible Senior Notes due 2016

Level 2 liabilities consist of the Company's convertible senior notes due 2016. The fair value of these convertible senior notes is estimated by computing the fair value of a similar liability without the conversion option. Refer to Convertible Senior Notes due 2016 in Note 14 for further details on the fair value. In accordance with ASC 825-10, Financial Instruments, the estimated market value of the Company's convertible senior notes as of December 31, 2012 was $468.5 million. The Company's convertible senior notes are not marked-to-market and are shown at their original issuance value net of the amortized discount and the portion of the value allocated to the conversion option is included in stockholders' equity in the accompanying unaudited Consolidated Balance Sheet at December 31, 2012.

Note 10. Marketable Securities

The Company limits the amount of investment exposure as to institution, maturity, and investment type. Marketable securities consist of investments that are subject to concentration of credit risk that are classified as "available for sale." To mitigate credit risk, the Company invests in marketable debt securities, primarily United States government securities, agency bonds and corporate bonds and notes, with investment grade ratings. Such securities are reported at fair value, with unrealized gains and losses excluded from earnings and shown separately as a component of accumulated other comprehensive income (loss) within stockholders' equity. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income. There was a realized gain of $14,000 for the year ended December 31, 2012, a realized loss of $139,000 for the year ended December 31, 2011 and a realized gain of $90,000 for the year ended December 31, 2010. The weighted average maturity of the Company's marketable securities as of December 31, 2012 was 7 months.

Available-for-sale marketable securities consisted of the following:

	December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Agency bond investments:
Current	$107,673	$65	$-	$107,738

Total agency bond investments	107,673	65	-	107,738

Corporate debt investments:
Current	223,192	269	(7)	223,454
Non-current	8,575	-	(252)	8,323

Total corporate investments	231,767	269	(259)	231,777

Total available-for-sale marketable securities	$339,440	$334	$(259)	$339,515

	December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Agency bond investments:
Current	$187,709	$70	$(7)	$187,772

Total agency bond investments	187,709	70	(7)	187,772

Corporate debt investments:
Current	315,522	128	(430)	315,220
Non-current	23,875	-	(1,773)	22,102

Total corporate investments	339,397	128	(2,203)	337,322

Total available-for-sale marketable securities	$527,106	$198	$(2,210)	$525,094

At December 31, 2012, the Company's investment portfolio includes $8.6 million of AAA rated securities with an auction reset feature ("auction rate securities") that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the auction rate securities with a par value of $8.6 million as non-current marketable securities on the accompanying Consolidated Balance Sheet. We have determined the fair value to be $8.3 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $0.3 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. The Company does not intend to sell these securities and management believes it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost bases.

Note 11. Inventories

Inventories at December 31, 2012 and December 31, 2011 are summarized below:

	December 31, 2012	December 31, 2011
	(In thousands)
Raw materials	$13,659	$-
Work-in-process	696	-
Finished goods	208	-

Total	$14,563	$-

Inventories are stated at the lower of cost and market. Cost is determined by the actual cost method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between the cost and market value. These reserves are based on estimates. The aggregate inventory valuation reserve was zero as of December 31, 2012.

Note 12. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2012	2011
	(In thousands)
Computers, machinery and equipment	$20,574	$12,176
Furniture and fixtures	1,453	1,433
Leasehold and tenant improvements	13,583	13,583
Construction in progress	3,783	827

	39,393	28,019
Less accumulated depreciation and amortization	(13,460)	(8,285)

	$25,933	$19,734

Depreciation expense was $5.2 million, $5.5 million and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 13. Other Long-Term Assets

Other long-term assets at December 31, 2012 and December 31, 2011 mainly consist of deposits, advances and deferred financing costs.

In 2011, the Company recorded an impairment charge of $3.8 million in the "Other expense" line item in the Consolidated Statement of Operations on its equity investment in S*Bio, when it determined that the investment was impaired. In 2012, the Company reassessed the fair value of its equity investment in S*BIO, and determined that it was further impaired. Accordingly, the Company recorded an impairment charge of $0.5 million in the "Other expense" line item in the Consolidated Statement of Operations and wrote off its remaining equity investment in S*BIO to zero. Refer to Note 6 for further details.

Note 14. Convertible Senior Notes due 2016

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

The 2016 Notes are general unsecured senior obligations of the Company and rank equally in right of payment with all of the Company's future senior unsecured indebtedness, if any, and senior in right of payment to the Company's future subordinated debt, if any.

Under certain circumstances and during certain periods, the 2016 Notes will be convertible at an initial conversion rate of 25.2207 shares of common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $39.65 per share of common stock. The conversion rate is subject to adjustment in certain circumstances. Upon conversion of a 2016 Note, the Company will deliver, at its election, shares of common stock, cash or a combination of cash and shares of common stock.

Upon the occurrence of certain fundamental changes involving the Company, holders of the 2016 Notes may require the Company to repurchase all or a portion of their 2016 Notes for cash at a price equal to 100% of the principal amount of the 2016 Notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Beginning August 20, 2013, the Company may redeem all or part of the outstanding 2016 Notes, provided that the last reported sale price of the common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date the Company provides the notice of redemption to holders of the 2016 Notes exceeds 130% of the conversion price in effect on each such trading day. The redemption price will equal 100% of the principal amount of the 2016 Notes to be redeemed, plus all accrued and unpaid interest, plus a "make-whole premium" payment. The Company must make the make-whole premium payments on all 2016 Notes called for redemption prior to August 15, 2016, including the 2016 Notes converted after the date the Company delivered the notice of redemption.

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

The following is a summary of the equity and liability components of the 2016 Notes, its net carrying amount and its unamortized discount:

	December 31,
	2012	2011
	(In thousands)
Carrying amount of the equity component	$89,468	$89,468
Net carrying amount of the liability component	$84,936	$73,425
Unamortized discount of the liability component	$55,596	$67,107

The effective interest rate used in determining the liability component of the 2016 Notes was 12.5%. The application of ASC Subtopic 470-20 resulted in an initial recognition of $89.5 million as the debt discount with a corresponding increase to paid-in capital, the equity component, for the 2016 Notes. The debt discount and debt issuance costs are amortized as interest expense through August 2016. The cash interest expense for the years ended December 31, 2012, 2011and 2010 for the 2016 Notes was $9.2 million, $9.2 million and $9.3 million, respectively, relating to the 4.0% stated coupon rate. The non-cash interest expense relating to the amortization of the debt discount for the 2016 Notes for the years ended December 31, 2012, 2011 and 2010 was $11.5 million, $10.2 million and $9.0 million, respectively.

As a result of the Company stock price meeting certain criteria during the quarters ending September 30, 2012, and December 31, 2012, the 2016 Notes were convertible for the periods of October 1, 2012 to December 31, 2012 and January 1, 2013 to March 31, 2013. As of December 31, 2012 requests for an immaterial number of 2016 Notes had been submitted for conversion, all of which are to be settled in the first quarter of 2013. No conversions had settled as of December 31, 2012.

Note 15. Commitments and Contingencies

Our corporate headquarters, including our principal offices, are currently located in South San Francisco, California. We began occupying these premises in May 2011. In July 2010, we entered into arrangements to lease and sublease a total of approximately 126,493 square feet located at our corporate headquarters in South San Francisco, California. The sublease and the lease expire in 2015 and 2024, respectively. Upon expiration of the sublease, the lease will be automatically expanded to include the premises subject to the sublease. The lease includes two successive five-year options to extend the term of the lease to 2034. In November 2011, we entered into an arrangement to lease up to an additional 170,618 square feet in a building being constructed adjacent to our corporate headquarters in South San Francisco, California, and this lease is expected to expire in 2024. The lease includes two successive five-year options to extend the term of the lease to 2034. The lease also includes a one-time option to lease additional premises that will be constructed after the exercise of the option. If the option is exercised, the term of the lease will be automatically extended by ten years. For accounting purposes, due to the nature of our involvement with the construction of this second building, we were considered to be the owner of the assets during the construction period through the lease commencement date, even though the lessor is responsible for funding and constructing the building shell and some infrastructure costs. For accounting purposes, we treated this as a sale-lease-back transaction on the building completion date and account for the lease as an operating lease going forward. The building was substantially complete by December 31, 2012 and the building and related liability was removed from our balance sheet as that time.

Minimum annual rental commitments, net of sublease income, under all leases at December 31, 2012 are as follows (in thousands):

Year ending December 31:
2013	$10,797
2014	10,817
2015	9,883
2016	12,090
2017	12,540
Thereafter	71,472

$127,599

Rent expense, net of sublease income, for the years ended December 31, 2012, 2011 and 2010 was approximately $5.8 million, $6.1 million, and $4.3 million, respectively. For the years ended December 31, 2012 and 2011, sublease income was $0. For the year ended December 31, 2010, sublease income was $66,000.

Contract Manufacturing and Supply Agreements

On August 29, 2012, we entered into a commercial manufacturing and supply agreement with Senn Chemicals AG, or SENN, pursuant to which SENN serves as our single source supplier of certain products, including PR-16 and PR-26, which is used in the process to produce the carfilzomib drug substance for Kyprolis. Under the commercial supply agreement with SENN, SENN is obligated to manufacture our firmly forecasted commercial supply of certain products, including PR-16 and PR-26, and we are obligated to purchase from SENN such products manufactured, pursuant to the terms and conditions of this agreement. Under the agreement, we are obligated to make specified minimum purchases of PR-16 and PR-26 from SENN. We must provide SENN with a rolling forecast on a quarterly basis setting forth the total quantities of PR-16 and PR-26 that we expect to require in the following 12 months. As December 31, 2012, based on current forecasts, we are committed to purchase PR-16 and PR-26 at an aggregate cost of approximately $5.2 million during 2013. Our agreement with SENN has an initial term ending in December 2016. Prior to the expiration of the term, we may terminate the agreement without cause upon 6 months advance notice. Either we or SENN may terminate the agreement in the event of the other party's insolvency or uncured material breach. In the event that we terminate the agreement for SENN's breach or bankruptcy, we may require SENN to transfer manufacturing documentation and technology within 3 months of the breach to alternate supplier(s) designated by Onyx. If we terminate the agreement for convenience, we will not be relieved from our obligations under the agreement.

On June 25, 2012, we entered into commercial manufacturing and supply agreements with Cambridge Major Laboratories, Inc., or CML, pursuant to which CML serves as the commercial manufacturer and commercial supplier of the active ingredient of carfilzomib, or carfilzomib drug substance, and provides manufacturing services in relation to the product. Under the commercial supply agreement with CML, CML is obligated to manufacture exclusively for us, our firmly forecasted commercial supply of carfilzomib drug substance. We are obligated to provide CML with a rolling forecast on a quarterly basis setting forth the total quantity of carfilzomib drug substance we expect to require for commercial supply in the following 12 months. The first 3 months of each forecast represent a rolling firm irrevocable order, and we may only increase or decrease our forecast for the next 9 months within specified limits. As of December 31, 2012, based on our most current forecast, we are committed to purchase an aggregate of approximately $1.1 million of carfilzomib drug substance during 2013. Our agreement with CML has an initial term ending in July 2017. Following the initial term, either party may terminate the agreement without cause upon 18 months advance notice. Either we or CML may terminate the agreement in the event of the other party's insolvency or uncured material breach. In the event that we terminate the agreement for CML's breach due to supply shortfall, we may require CML to transfer manufacturing to alternate supplier chosen by us. If we terminate the agreement, we will be required to purchase the inventory on hand from CML.

On July 3, 2012, we entered into a commercial manufacturing and supply agreement with DSM Pharmaceuticals, Inc., or DSM. Under the terms of the commercial supply agreement, DSM has agreed to fill and finish product manufacturing services for the final Kyprolis drug product. We are obligated to provide DSM with a rolling forecast on a monthly basis setting forth the total quantity of Kyprolis drug product we expect to require for commercial supply in the following 18 months. The first 6 months of each forecast represent a rolling firm irrevocable order. As of December 31, 2012, we are committed to purchase from DSM support services at an aggregate cost of approximately $2.4 million during 2013. Our agreement with DSM has an initial term ending in January 2015. Either party may terminate the agreement without cause upon 18 months advance notice. Either we or DSM may terminate the agreement in the event of the other party's insolvency or uncured material breach. In the event that we terminate the agreement for DSM's breach due to default, we may require DSM to transfer manufacturing documentation to the alternate supplier chosen by us within 3 months of such termination. If we terminate the agreement without cause or if DSM terminated the agreement with or without cause, we will be required to purchase the on hand inventory from DSM.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 16. Lease Termination Exit Costs

As a result of the Company's consolidation of its facilities, on May 26, 2011, the Company ceased the use of facilities it previously occupied. In connection with the exit from these facilities, during 2011, we recorded total exit costs of approximately $7.3 million, which includes $5.5 million related to operating lease obligations, adjusted for any effects of deferred rent liability recognized under purchase accounting; $1.1 million in other facility related costs and $0.7 million in property and equipment write-offs. The estimated costs disclosed are based on a number of assumptions, and actual results could materially differ. During the first quarter of 2012, we entered into a Third Amendment to Sublease and Sublease Termination Agreement with Oracle America, Inc. to terminate the subleases for two floors of the building located at 2100 Powell Street, Emeryville, California. In May 2012, we entered into a First Amendment to Sublease and Sublease Termination Agreement with Novartis Vaccines & Diagnostics, Inc., to terminate the sublease for the last floor we previously occupied of the building at 2100 Powell Street, Emeryville, California.

As of December 31, 2012, the total outstanding lease termination exit costs liability is summarized in the following table:

	Operating Lease Obligations	Other Facility Related Costs	Asset Write- Downs	Total
	(In thousands of Dollars)
Balance at December 31, 2010	$-	$-	$-	$-
Lease termination exit costs recorded	7,214	2,782	731	10,727
Cash Payments	(2,753)	(589)	-	(3,342)
Reversal of liability related to reoccupation of leased property	(1,763)	(1,669)	-	(3,432)
Accretion	348	-	-	348
Adjustments for non-cash items	(393)	-	(731)	(1,124)

Balance at December 31, 2011	$2,653	$524	$-	$3,177
Cash payments	(366)	(18)	-	(384)
Lease termination	(2,287)	(506)	-	(2,793)

Balance at December 31, 2012	$-	$-	$-	$-

Note 17. 401(k) Plan

The Company has a 401(k) Plan that covers substantially all of its employees. Under the 401(k) Plan, eligible employees may contribute up to $17,000 of their eligible compensation, subject to certain Internal Revenue Service restrictions. In 2010 the Company provided a discretionary company match to employee contributions of $0.50 per dollar contributed, up to a maximum match of $3,500 in any calendar year. Effective January 1, 2011, the discretionary company match was increased to a maximum of $4,500 in any calendar year. The Company incurred total expenses of $2.2 million, $1.3 million, and $0.9 million related to 401(k) contribution matching for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 18. Stockholders' Equity

Stock Options and Employee Stock Purchase Plan

The Company has one stock option plan from which it is able to grant new awards, the 2005 Equity Incentive Plan, or the "2005 Plan." Prior to adoption of the 2005 Plan, the Company had two stock option plans, the 1996 Equity Incentive Plan and the 1996 Non-Employee Directors' Stock Option Plan. Following is a brief description of the prior plans:

  1)
  The 1996 Equity Incentive Plan, or the "1996 Plan," which amended and restated the 1992 Incentive Stock Plan in March 1996. The Company's Board of Directors reserved 1,725,000 shares of common stock for issuance under the 1996 Plan. At the Company's annual meetings of stockholders in subsequent years, stockholders approved reserving an additional 4,100,000 shares of common stock for issuance under the 1996 Plan. The 1996 Plan provides for grants to employees of either nonqualified or incentive options and provides for the grant to consultants of the Company of nonqualified options. Stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four years.

  2)
  The 1996 Non-Employee Directors' Stock Option Plan, or the "Directors' Plan," which was approved in March 1996 and reserved 175,000 shares for issuance to provide for the automatic grant of nonqualified options to purchase shares of common stock to non-employee Directors of the Company. At the Company's annual meetings of stockholders in subsequent years, stockholders approved reserving an additional 250,000 shares of common stock for issuance under the Directors' Plan. Stock options may be granted with an exercise price not less than 100% of the fair market value of the common stock on the date of grant. Stock options are generally granted with terms of up to ten years and vest over a period of four years.

The 2005 Plan was originally approved at the Company's 2005 annual meeting of stockholders to supersede and replace both the 1996 Plan and the Directors' Plan and approved 7,560,045 shares of common stock for issuance under the Plan, consisting of (a) the number of shares remaining available for grant under the Incentive Plan and the Directors' Plan, including shares subject to outstanding stock awards under those plans, and (b) an additional 3,990,000 shares. Any shares subject to outstanding stock awards under the 1996 Plan and the Directors' Plan that expire or terminate for any reason prior to exercise or settlement are added to the share reserve under the 2005 Plan. All outstanding stock awards granted under the two prior plans remain subject to the terms of those plans. Subsequently, at annual meetings of stockholders, a total of 11,700,000 shares were approved to be added to the 2005 Plan reserve for a total of 19,260,045 shares available for issuance. As of December 31, 2012, the Company had 3,161,755 shares available for future issuance under the 2005 Plan.

In March 1996, the Board of Directors adopted the Employee Stock Purchase Plan, or ESPP. The number of shares available for issuance over the term of the ESPP was limited to 400,000 shares. At the May 2007 Annual Meeting of Stockholders an additional 500,000 shares were added to the ESPP for a total of 900,000 shares available for issuance over the term of the ESPP. The ESPP is designed to allow eligible employees of the Company to purchase shares of common stock through periodic payroll deductions. The price of common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of the common stock on the commencement date of each offering period or the specified purchase date. Purchases of common stock shares made under the ESPP were 120,320 shares in 2012, 80,160 shares in 2011 and 78,991 shares in 2010. Since inception, a total of 745,144 shares have been issued under the ESPP, leaving a total of 154,856 shares available for issuance.

In December 2012, stock options were exercised that were not settled prior to December 31, 2012. The Company recorded a receivable from stock option exercises of $534,000 at December 31, 2012 related to these stock options, which is included in the caption "Receivable from stock option exercises" in the accompanying Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity as of December 31, 2012. The Company recorded a receivable from stock option exercises of $434,000 at December 31, 2011, related to stock options exercised that had not settled prior to December 31, 2011.

Common Stock Offering

In January 2013, the Company sold 4,400,000 shares of its common stock at a price to the underwriters of $80.09 per share in an underwritten public offering pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. The Company received cash proceeds, net of underwriting discounts and commissions, of approximately $352.4 million from this public offering. Refer to Note 24 Subsequent Events for further details.

Preferred Stock

The Company's amended and restated certificate of incorporation provides that the Company's Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without further vote or action by the stockholders. As of December 31, 2012, the Company had 5,000,000 shares of preferred stock authorized at $0.001 par value, and no shares were issued or outstanding.

Note 19. Stock-Based Compensation

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

Employee stock-based compensation for the years ended December 31, 2012, 2011 and 2010, was as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands except per share data)
Cost of goods sold	$6	$-	$-
Research and development	9,296	6,269	4,252
Selling, general and administrative	26,024	20,121	17,865

Total share-based compensation expense	$35,326	$26,390	$22,117

Impact on net income (loss) per share amounts:
Decrease in basic net income (loss) per share	$0.54	$0.42	$0.35

Decrease in diluted net income (loss) per share	$0.54	$0.41	$0.35

Weighted Average Shares (Basic)	65,148	63,422	62,618
Weighted Average Shares (Diluted)	65,148	64,010	62,618

All stock option awards to non-employees are accounted for at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model. The Company recorded compensation expense related to option grants to non-employees of $2.6 million, $0.6 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, the total unrecorded stock-based compensation expense for unvested stock options shares, net of expected forfeitures, was $53.5 million, which is expected to be amortized over a weighted-average period of 2.7 years. As of December 31, 2012, the total unrecorded stock-based compensation expense for unvested restricted stock awards and units, net of expected forfeitures, was $10.0 million, which is expected to be amortized over a weighted-average period of 1.3 years. Cash received during the year ended December 31, 2012, for stock options exercised under all stock-based compensation arrangements was $76.3 million.

Valuation Assumptions

As of December 31, 2012, 2011 and 2010, the fair value of stock-based awards for employee stock option awards, restricted stock awards and units and employee stock purchases made under the ESPP was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

The Black-Scholes fair value model requires the use of highly subjective and complex assumptions, including the option's expected life and the price volatility of the underlying stock. Beginning January 1, 2007, the expected stock price volatility assumption was determined using a combination of historical and implied volatility for the Company's stock. The Company has determined that the combined method of determining volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The Company considers several factors in estimating the expected life of its options granted, including the expected lives used by a peer group of companies and the historical option exercise behavior of its employees, which it believes are representative of future behavior.

Stock-Based Payment Award Activity

The following table summarizes stock option activity under all option plans for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Stock Option Plans:
Risk-free interest rate	0.78%	1.92%	2.06%
Expected life	4.5 years	4.4 years	4.4 years
Expected volatility	50%	53%	55%
Expected dividends	None	None	None
Weighted average option fair value	$20.32	$15.77	$13.12
Restricted stock awards and units:
Expected life	3 years	3 years	3 years
Expected dividends	None	None	None
Weighted average fair value per share	$42.91	$32.75	$29.92
ESPP:
Risk-free interest rate	0.10%	0.14%	0.18%
Expected life	6 months	6 months	6 months
Expected volatility	51%	42%	46%
Expected dividends	None	None	None
Weighted average fair value per share	$15.89	$9.76	$6.25

The Black-Scholes fair value model requires the use of highly subjective and complex assumptions, including the option's expected life and the price volatility of the underlying stock. Beginning January 1, 2007, the expected stock price volatility assumption was determined using a combination of historical and implied volatility for the Company's stock. The Company has determined that the combined method of determining volatility is more reflective of market conditions and a better indicator of expected volatility than historical volatility. The Company considers several factors in estimating the expected life of its options granted, including the expected lives used by a peer group of companies and the historical option exercise behavior of its employees, which it believes are representative of future behavior.

Stock-Based Payment Award Activity

The following table summarizes stock option activity under all option plans for the years ended December 31, 2012, 2011 and 2010:

Employee stock options:	Number of Shares Outstanding	Weighted Average Exercise Price
Balance at December 31, 2009	5,068,110	$29.48
Granted	2,013,989	$28.57
Exercised	(323,436)	$21.22
Expired	(98,172)	$34.69
Forfeited	(386,020)	$30.36

Balance at December 31, 2010	6,274,471

Granted	1,966,456	$35.34
Exercised	(819,370)	$26.99
Expired	(51,011)	$46.07
Forfeited	(436,749)	$30.02

Balance at December 31, 2011	6,933,797

Granted	2,436,630	$49.73
Exercised	(2,490,484)	$30.65
Expired	(70,945)	$32.58
Forfeited	(400,483)	$34.82

Balance at December 31, 2012	6,408,515

The options outstanding and exercisable for stock-based payment awards as of December 31, 2012 were in the following exercise price ranges:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Contractual Life Remaining (In years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.85 - $29.03	1,394,052	5.5	$26.05	1,108,933	$26.03
$29.12 - $34.48	1,335,042	6.9	$31.39	796,788	$31.37
$34.51 - $37.68	1,953,665	8.4	$36.47	551,483	$36.01
$37.85 - $67.24	1,294,457	8.6	$48.53	223,893	$45.64
$67.38 - $91.38	431,299	9.7	$76.94	2,223	$68.11

Total	6,408,515	7.6	$38.30	2,683,320	$31.34

As of December 31, 2012, weighted average contractual life remaining for exercisable shares is 6.0 years. The total number of in-the-money options exercisable as of December 31, 2012 was 2,683,320 shares. The aggregate intrinsic values of options exercised were $92.5 million, $10.7 million and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The aggregate intrinsic values of in-the-money outstanding and exercisable options were $239.9 million and $118.6 million, respectively, as of December 31, 2012. The aggregate intrinsic value of options represents the total pre-tax intrinsic value, based on the Company's closing stock price of $75.53 at December 31, 2012, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date.

As of December 31, 2011, 3,753,124 share outstanding options were exercisable, at a weighted average price of $30.32. As of December 31, 2010, 3,314,873 outstanding options were exercisable, at a weighted average price of $29.65.

Restricted Stock Units and Awards

The following table summarizes stock award activity under all option plans for the years ended December 31, 2012, 2011 and 2010:

Restricted stock awards and units:	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2009	368,641	$29.12
Granted	250,464	$29.68
Vested	(172,870)	$28.74
Cancelled	(54,713)	$28.94

Balance at December 31, 2010	391,522	$28.91

Granted	232,383	$35.03
Vested	(191,012)	$29.66
Cancelled	(42,125)	$30.80

Balance at December 31, 2011	390,768	$32.75

Granted	282,167	$42.91
Vested	(191,856)	$32.09
Cancelled	(51,711)	$34.60

Balance at December 31, 2012	429,368	$39.50

For the years ended December 31, 2012, 2011 and 2010, the total fair value of restricted stock awards and units vested was $6.2 million, $5.7 million and $5.0 million, respectively, based on weighted average grant date per share fair values of $32.09, $29.66, and $28.74 for the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted Stock Units that Contain Performance Conditions

During the year ended December 31, 2012, the Company recorded compensation expense of $3.2 million related to restricted stock unit awards that were released to senior management personnel as performance conditions were met. These awards include 86,500 restricted stock units that were released upon accelerated approval of Kyprolis® (carfilzomib) for Injection on July 20, 2012. At December 31, 2012, approximately 218,825 potential shares of restricted stock awards with performance conditions remain unvested, and could result in approximately $8.2 million of additional compensation expense if the performance targets are met or expected to be attained.

A summary of the status of the Company's non-vested restricted stock awards that contain performance conditions as of December 31, 2012 is presented below:

Performance restricted stock units:	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2010	-	-
Granted	205,500	$35.23
Vested	-	-
Cancelled	-	-

Balance at December 31, 2011	205,500	$35.23
Granted	238,475	$38.15
Vested	(91,500)	$35.23
Cancelled	(133,650)	$35.52

Balance at December 31, 2012	218,825	$38.24

The Company granted 238,475 restricted stock unit awards that contain performance conditions during the year ended December 31, 2012.

Note 20. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses on the Company's available-for-sale securities that are excluded from net income (loss) and reported separately in stockholders' equity and changes in the fair value of the Company's outstanding derivative instruments that have been designated as hedging instruments.

The components of accumulated other comprehensive income (loss) were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net unrealized gain (loss) on available-for-sale securities	$74	$(2,011)	$(1,230)
Net unrealized gain (loss) on cash flow hedges	-	-	(61)

Accumulated other comprehensive income (loss)	$74	$(2,011)	$(1,291)

Note 21. Income Taxes

Income from continuing operations before taxes for the years ended December 31, 2012, 2011 and 2010 consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
U.S. operations	$(197,430)	$174,714	$83,834
Foreign operations	(87,126)	(98,330)	(169,500)

Income (loss) before income tax expense	$(284,556)	$76,384	$(85,666)

For the years ended December 31, 2012, 2011 and 2010, the Company recorded an income tax benefit of $96.8 million, an income tax provision of $0.3 million and an income tax benefit of $0.8 million, respectively, related to income from continuing operations. The components of the provision (benefit) for income taxes were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$—	$—	$(767)
State	55	74	(52)
Foreign	19	65	—

Total current	$74	$139	$(819)

Deferred:
Federal	$(93,555)	$—	$—
State	(3,288)	135	—
Foreign	—	—	—

Total deferred	$(96,843)	$135	$—

Total (benefit) provision for income taxes	$(96,769)	$274	$(819)

The Company recorded an income tax benefit in 2012 of $96.8 million primarily related to a release of a portion of the valuation allowance in connection with the approval for Kyprolis. The Company's tax provision in 2011 of $0.3 million was primarily related to state minimum taxes and foreign income taxes. The Company's tax benefit in 2010 of $0.8 million was primarily related to its election to carryback net operating losses under the Worker, Homeownership and Business Association Act of 2009. The election enabled the Company to eliminate all federal Alternative Minimum Taxes (AMT) previously recorded in 2009.

Reconciliation between the Company's effective tax rate and the U.S. statutory tax rate for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
Federal income tax at statutory rate	35%	35%	35%
State income tax, net of federal benefit	1%	0%	0%
Foreign rate differential	(11%)	45%	(69%)
Stock compensation expense	0%	3%	(3%)
Research credits expense add-back	(2%)	5%	(8%)
Non-deductible meals and entertainment expense	0%	1%	(1%)
Contingent consideration	(7%)	(36%)	(32%)
Other	(1%)	0%	1%
Change in valuation allowance	19%	(53%)	78%

Income tax expense	34.0%	0.4%	1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$116,244	$68,367
Tax credit carryforwards	111,463	92,408
Capitalized research and development	322	26
Accrued expenses	13,614	10,456
Stock options	10,698	13,786
Property and equipment	1,267	1,461
Intangible assets	47,130	52,168
Other long-term assets	3,521	4,125
Contingent consideration	8,338	9,029
Capitalized costs	8,116	9,101
Other	476	123

Total deferred tax assets	321,189	261,050
Valuation allowance	(197,503)	(224,357)

Total deferred tax assets after valuation allowance	123,686	36,693
Deferred tax liabilities:
Discount on debt offering	(20,998)	(24,833)
Intangible assets — in-process research and development	(151,212)	(157,226)

Total deferred tax liabilities	(172,210)	(182,059)

Net deferred tax assets (liabilities)	$(48,524)	$(145,366)

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

In 2009, the Company had established a deferred tax liability of $157.1 million for the In-Process Research and Development costs ("IPR&D") as part of the business combination accounting for Proteolix, Inc. Because the IPR&D was considered to have an indefinite life, the deferred tax liability could not offset the Company's deferred tax assets. On July 20, 2012, the Company received approval for Kyprolis by the FDA in the U.S. Accordingly, management reassessed the IPR&D associated with the Proteolix, Inc. acquisition and started amortizing the U.S. portion of the Kyprolis IPR&D in the amount of $267.3 million. As a result of the approval and related change in assessment, the deferred tax liability related to the U.S. IPR&D can now be used to offset the Company's deferred tax assets. Accordingly, the Company recorded a non-cash income tax benefit in 2012 of $96.8 million to recognize the change in valuation allowance required by the change in assessment.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and the amount of which are uncertain. Accordingly, the net deferred tax assets, not including the deferred tax liability related to the non U.S. IPR&D, have been fully offset by a valuation allowance. The valuation allowance decreased $ 26.9 million in 2012, decreased by $26.3 million in 2011 and decreased by $7.8 million in 2010. The Company continues to maintain a full valuation allowance against its deferred tax assets because the Company does not believe it is more likely than not that they will be realized. On a quarterly basis, the Company reassesses its valuation allowance for deferred income taxes. The Company will consider reducing the valuation allowance when it becomes more likely than not the benefit of those assets will be realized.

At December 31, 2012, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $312.5 million and $437.6 million, respectively. These net operating losses may be available to reduce future taxable income, if any. Approximately $116.9 million of the federal and $40.3 million of the state net operating loss carryforwards represents the stock option deduction arising from activity under the Company's stock option plan, the benefit of which will increase additional paid in capital when realized. The federal net operating loss carryforwards expire beginning in 2026 through 2032, and the state net operating loss carryforwards begin to expire in 2016 through 2032 and may be subject to certain limitations. As of December 31, 2012, the Company has research and development credit and orphan drug credit carryforwards of approximately $100.2 million for federal income tax purposes that expire beginning in 2018 through 2032, and $11.0 million for California income tax purposes, which do not expire.

Utilization of the net operating loss and tax credit carryforwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitations may result in the expiration of net operating loss and tax credit carryforwards before utilization.

The following table summarizes the activity related to our gross unrecognized tax benefit:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at January 1	$11,860	$11,860	$-
Additions based on tax positions related to the current year	-	-	11,860
Additions/ Reductions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	-	-
Settlement	-	-	-

Balance at December 31	$11,860	$11,860	$11,860

At December 31, 2012, all unrecognized tax benefits are subject to full valuation allowance and, if recognized, will not affect the annual effective tax rate.

The Company's policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended December 31, 2012, 2011 and 2010.

The Company does not expect to have any significant changes to unrecognized tax benefits over the next twelve months other than potentially an adjustment resulting from our tax credit analysis mentioned above.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years from 1993 and forward remain open to examination by federal and California authorities due to net operating loss and credit carryforwards. The Company is currently under examination by the California Franchise Tax Board. The Company is not under examination by the Internal Revenue Service or taxing authorities other than the California Franchise Tax Board.

Note 22. Guarantees and Indemnifications

The Company has entered into indemnity agreements with all of its officers and directors, which provide for indemnification to the fullest extent authorized and permitted by Delaware law and the Company's Bylaws. The agreements also provide that the Company will indemnify, subject to certain limitations, the officer or director for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be a party to because such person is or was a director, officer or other agent of the Company. The term of the indemnification is for so long as the officer or director is subject to any possible claim, or threatened, pending or completed action or proceeding, by reason of the fact that such officer or director was serving the Company as a director, officer or other agent. The rights conferred on the officer or director shall continue after such person has ceased to be an officer or director as provided in the indemnity agreement. The maximum amount of potential future indemnification is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and may enable it to recover a portion of any future amounts paid under the indemnity agreements. The Company has not recorded any amounts as liabilities as of December 31, 2012 or 2011 as the value of the indemnification obligations, if any, are not estimable.

Note 23. Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly financial data of the Company. The Company's quarterly results of operations for these periods are not necessarily indicative of future results of operations.

	2012 Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Revenue:
Revenue from collaboration agreement	$72,936	$70,744	$72,704	$72,031
Product revenue	45,319	18,636	-	-
Royalty revenue	8,163	131	-	-
Contract revenue from collaborations	1,500	-	-	-

Total revenue	127,918	89,511	72,704	72,031

Operating expenses:
Cost of goods sold (excludes amortization of certain intangible assets)	832	496	-	-
Research and development	82,572	85,667	76,356	80,660
Selling, general and administrative	74,566	61,747	48,907	38,944
Contingent consideration expense (benefit)	2,937	9,843	53,214	3,178
Intangible asset amortization	5,221	4,110	-	-

Total operating expenses	166,128	161,863	178,477	122,782

Income (loss) from operations	(38,210)	(72,352)	(105,773)	(50,751)
Investment income, net	675	625	619	758
Interest expense	(5,659)	(5,456)	(5,374)	(5,296)
Other income (expense)	(728)	(1,194)	4,464	(905)
Provision (benefit) for income taxes	(1,000)	(95,773)	(15)	18

Net income (loss)	(42,922)	17,396	(106,049)	(56,212)

Basic net income (loss) per share	$(0.64)	$0.26	$(1.65)	$(0.88)

Diluted net income (loss) per share	$(0.64)	$0.25	$(1.65)	$(0.88)

	2011 Quarter Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Revenue:
Revenue from collaboration agreement	$76,821	$75,041	$67,956	$67,145
Contract revenue from collaborations	160,211	-	-	-

Total revenue	237,032	75,041	67,956	67,145

Operating expenses:
Research and development	83,990	58,532	63,045	62,494
Selling, general and administrative	52,611	42,642	38,236	34,471
Contingent consideration expense (benefit)	(116,663)	5,945	5,755	11,495
Lease termination exit costs	(4,540)	130	10,727	-

Total operating expenses	15,398	107,249	117,763	108,460

Income (loss) from operations	221,634	(32,208)	(49,807)	(41,315)
Investment income, net	678	435	645	649
Interest expense	(5,069)	(5,112)	(5,041)	(5,002)
Other income (expense)	(326)	25	(340)	(3,462)
Provision (benefit) for income taxes	242	-	-	32

Net income (loss)	$216,675	$(36,860)	$(54,543)	$(49,162)

Basic net income (loss) per share	$3.40	$(0.58)	$(0.86)	$(0.78)

Diluted net income (loss) per share	$3.16	$(0.58)	$(0.86)	$(0.78)

Note 24. Subsequent event

On January 15, 2013, the Company entered into an underwriting agreement with two investment banks under which they purchased from the Company 4,400,000 shares of the Company's common stock, par value $0.001 at a price of $80.09 per share. The net proceeds to the Company from the offering, before expenses, were approximately $352.4 million.

Exhibits

Exhibit Number	Description of Document
2.1(1)*	Agreement and Plan of Merger dated as of October 10, 2009 among the Company, Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.
2.2(32)*	Amendment No. 1 to Agreement and Plan of Merger dated as of January 27, 2011 between the Company and Shareholder Representative Services LLC.
3.1(2)	Restated Certificate of Incorporation of the Company.
3.2(3)	Amended and Restated Bylaws of the Company.
3.3(4)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.4(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
3.5(35)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2(2)	Specimen Stock Certificate.
4.3(6)	Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.
4.4(6)	First Supplemental Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.
4.5(6)	Form of 4.00% Convertible Senior Note due 2016.
4.6(41)	Form of Indenture.
4.7(41)	Form of Common Stock Warrant Agreement.
4.8(41)	Form of Preferred Stock Warrant Agreement.
4.9(41)	Form of Debt Securities Warrant Agreement.
10.1(i)(33)*	Collaboration Agreement between Bayer Corporation (formerly Miles, Inc.) and the Company dated April 22, 1994.
10.1(ii)(7)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated April 24, 1996.
10.1(iii)(7)*	Amendment to Collaboration Agreement between Bayer Corporation and the Company dated February 1, 1999.
10.1(iv)(36)*	Fourth Amendment to Collaboration Agreement between Bayer Corporation and the Company dated October 11, 2011.
10.1(v)(36)*	Settlement Agreement and Release, between Bayer Corporation, Bayer AG, Bayer HealthCare LLC and Bayer Pharma AG and the Company dated October 11, 2011.
10.1(vi)(36)*	Agreement Regarding regorafenib, between Bayer HealthCare LLC and the Company dated October 11, 2011.
10.2(i)(31)*	Amended and Restated Research, Development and Marketing Collaboration Agreement effective as of May 2, 1995 between the Company and Warner-Lambert Company.
10.2(ii)(8)*	Research, Development and Marketing Collaboration Agreement dated July 31, 1997 between the Company and Warner-Lambert Company.
10.2(iii)(8)*	Amendment to the Amended and Restated Research, Development and Marketing Collaboration Agreement, dated December 15, 1997, between the Company and Warner-Lambert Company.
10.2(iv)(8)*	Second Amendment to the Amended and Restated Research, Development and Marketing Agreement between Warner-Lambert and the Company dated May 2, 1995.
10.2(v)(8)*	Second Amendment to Research, Development and Marketing Collaboration Agreement between Warner-Lambert and the Company dated July 31, 1997.
10.2(vi)(9)*	Amendment #3 to the Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.2(vii)(10)*	Amendment #3 to the Amended and Restated Research, Development and Marketing Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.3(11)*	Technology Transfer Agreement dated April 24, 1992 between Chiron Corporation and the Company, as amended in the Chiron Onyx HPV Addendum dated December 2, 1992, in the Amendment dated February 1, 1994, in the Letter Agreement dated May 20, 1994 and in the Letter Agreement dated March 29, 1996.
10.4(2)+	Letter Agreement between Dr. Gregory Giotta and the Company dated May 26, 1995.
10.5(2)+	1996 Equity Incentive Plan.
10.6(2)+	1996 Non-Employee Directors' Stock Option Plan.
10.7(12)+	1996 Employee Stock Purchase Plan.
10.8(2)+	Form of Indemnity Agreement to be signed by executive officers and directors of the Company.
10.9(i)(13)+	Form of Executive Change in Control Severance Benefits Agreement.
10.9(ii)(34)+	Amended and Restated Executive Change in Control Severance Benefits Agreement between the Company and Ted W. Love, M.D., dated as of May 18, 2011.
10.9(iii)(34)+	Amended and Restated Executive Change in Control Severance Benefits Agreement between the Company and Kaye Foster-Cheek, dated as of May 18, 2011.

Exhibit Number	Description of Document
10.9(iv)(39)+	Amendment No. 1 to Amended and Restated Executive Change in Control Severance Benefits Agreement between the Company and Kaye Foster-Cheek, dated as of July 26, 2012.
10.10(i)(14)*	Collaboration Agreement between the Company and Warner-Lambert Company dated October 13, 1999.
10.10(ii)(9)*	Amendment #1 to the Collaboration Agreement between the Company and Warner-Lambert dated August 6, 2001.
10.10(ii)(15)*	Second Amendment to the Collaboration Agreement between the Company and Warner-Lambert Company dated September 16, 2002.
10.11(16)	Stock and Warrant Purchase Agreement between the Company and the investors dated May 6, 2002.
10.12(i)(17)	Sublease between the Company and Siebel Systems dated August 5, 2004.
10.12(ii)(18)	First Amendment to Sublease between the Company and Oracle USA Inc., dated November 3, 2006.
10.13(i)(19)+	2005 Equity Incentive Plan, as amended.
10.13(ii)(18)+	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan.
10.13(iii)(18)+	Form of Stock Option Agreement pursuant to the 2005 Equity Incentive Plan and the Non-Discretionary Grant Program for Directors.
10.13(iv)(20)+	Form of Stock Bonus Award Grant Notice and Agreement between the Company and certain award recipients.
10.13(v)(33)+	Form of Stock Unit Award Grant Notice and Agreement between the Company and certain award recipients.
10.14(7)*	United States Co-Promotion Agreement by and between the Company and Bayer Pharmaceuticals Corporation, dated March 6, 2006.
10.15**	Contract Manufacturing Agreement between Onyx Pharmaceuticals International GmbH and Senn Chemicals AG, effective as of August 29, 2012.
10.16**	Contract Manufacturing Agreement, among the Company, Onyx Pharmaceuticals International GmbH and Cambridge Major Laboratories, Inc., effective as of June 25, 2012.
10.17(21)	Common Stock Purchase Agreement between the Company and Azimuth Opportunity Ltd., dated September 29, 2006.
10.18**	Contract Manufacturing and Supply Agreement, among the Company, Onyx Pharmaceuticals International GmbH and DSM Pharmaceuticals, Inc., effective as of July 3, 2012.
10.19(29)+	Base Salaries for Fiscal Year 2012, Cash Bonuses for Fiscal Year 2011 and 2012 Equity Compensation Awards for Named Executive Officers.
10.20(i)(23)+	Employment Agreement between the Company and N. Anthony Coles, M.D., dated as of February 22, 2008.
10.20(ii)(22)	Amendment to Executive Employment Agreement between the Company and N. Anthony Coles, M.D., effective as of March 12, 2009.
10.21(23)+	Executive Change in Control Severance Benefits Agreement between the Company and N. Anthony Coles, M.D., dated as of February 22, 2008.
10.22(i)(30)*	License and Supply Agreement, dated October 12, 2005, by and between CyDex, Inc. and Proteolix, Inc., as amended.
10.22(ii)(33)	Amendment to Exhibit A of License and Supply Agreement dated as of October 12, 2005, by and between CyDex Pharmaceuticals, Inc. (formerly CyDex, Inc.) and Proteolix, Inc., as amended.
10.23(i)(39)+	Letter Agreement between the Company and John Osborn, effective as of May 23, 2012.
10.23(ii)+	Letter Agreement between the Company and John Osborn, effective as of December 13, 2012.
10.24(i) (40) +	Letter Agreement between the Company and Helen I. Torley, effective as of August 8, 2011.
10.24(ii)(40) +	Letter Agreement between the Company and Helen I. Torley, effective as of October 30, 2012.
10.25(3)+	Onyx Pharmaceuticals, Inc. Executive Severance Benefit Plan.
10.26(24)+	Letter Agreement between the Company and Matthew K. Fust, dated December 12, 2008.
10.27(25)*	Development and License Agreement between the Company and BTG International Limited, dated as of November 6, 2008.
10.28(i)(22)+	Letter Agreement between the Company and Juergen Lasowski, Ph.D., dated April 28, 2008.
10.28(ii)(22)+	Amendment to Letter Agreement between the Company and Juergen Lasowski, Ph.D., effective as of March 12, 2009.
10.29(26)+	Executive Employment Agreement between the Company and Suzanne M. Shema, effective as of August 31, 2009.
10.30(i)(27)+	Letter Agreement between the Company and Ted Love, M.D., effective as of January 28, 2010.
10.30(ii)(37)+*	Transition and Retirement Agreement between the Company and Ted Love, M.D., effective as of February 14, 2012.
10.31	Reserved.
10.32(28)+	Letter Agreement between the Company and Kaye Foster-Cheek, effective as of September 30, 2010.
10.33	Reserved.

Exhibit Number	Description of Document
10.34(i)(28)	Lease Agreement (249 E. Grand) between the Company and ARE-SAN FRANCISCO No. 12, LLC, dated as of July 9, 2010, as amended by that certain Letter Agreement between the Company and ARE-SAN FRANCISCO No. 12, dated as of July 9, 2010.
10.34(ii)(36)	First Amendment to Lease Agreement (249 E. Grand) between the Company and ARE-SAN FRANCISCO No. 12, LLC, dated as of November 1, 2011.
10.35(28)	Sublease between the Company and Exelixis, Inc., dated as of July 9, 2010.
10.36(28)*	License, Development and Commercialization Agreement between the Company and Ono Pharmaceutical Co., Ltd., dated as of September 7, 2010.
10.37	Reserved.
10.38(36)	Lease Agreement (259 E. Grand) between the Company and ARE-SAN FRANCISCO No. 12, LLC, dated as of November 1, 2011, as amended by that certain Letter Agreement between the Company and ARE-SAN FRANCISCO No. 12, dated as of November 1, 2011.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101***	The following materials from Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the Year Ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the Year Ended December 31, 2012 and 2011, and (iv) Notes to Consolidated Financial Statements.

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

(1)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on October 13, 2009.

(2)
Filed as an exhibit to Onyx's Registration Statement on Form SB-2 (No. 333-3176-LA).

(3)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on December 5, 2008.

(4)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(5)
Filed as an exhibit to Onyx's Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.

(6)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on August 12, 2009.

(7)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(8)
Filed as an exhibit to Onyx's Annual Report on Form 10-K for the year ended December 31, 2002. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(9)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(10)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(11)
Filed as an exhibit to Onyx's Annual Report on Form 10-K for the year ended December 31, 2001. The redactions to this agreement have been amended since its original filing in accordance with a request for extension of confidential treatment filed separately by the Company with the Securities and Exchange Commission.

(12)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on May 25, 2007.

(13)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on June 10, 2008.

(14)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on March 1, 2000.

(15)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(16)
Filed as an exhibit to Onyx's Registration Statement on Form S-3 filed on June 5, 2002 (No. 333-89850).

(17)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(18)
Filed as an exhibit to Onyx's Annual Report on Form 10-K for the year ended December 31, 2006.

(19)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on May 22, 2012.

(20)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on July 12, 2006.

(21)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on September 29, 2006.

(22)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

(23)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on February 26, 2008.

(24)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on December 23, 2008.

(25)
Filed as an exhibit to Onyx's Annual Report on Form 10-K for the year ended December 31, 2008.

(26)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(27)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

(28)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(29)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on February 8, 2012.

(30)
Filed as an exhibit to Onyx's Annual Report on Form 10-K for the year ended December 31, 2009.

(31)
Filed as an exhibit to Onyx's Annual Report on Form 10-K for the year ended December 31, 2010.

(32)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on February 2, 2011.

(33)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

(34)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on May 18, 2011.

(35)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on May 27, 2011.

(36)
Filed as an exhibit to Onyx's Annual Report on Form 10-K for the year ended December 31, 2011.

(37)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(38)
Filed as an exhibit to Onyx's Current Report on Form 8-K filed on May 22, 2012.

(39)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(40)
Filed as an exhibit to Onyx's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(41)
Filed as an exhibit to Onyx's Registration Statement on Form S-3ASR (No. 333-186046) filed on January 15, 2013.