Form 10-Q
period 2013-03-31
ONYX PHARMACEUTICALS INC
filed 2013-05-08
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer☒	Accelerated filer☐

Non-accelerated filer☐	Smaller Reporting Company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of outstanding shares of the registrant’s common stock, $0.001 par value was 72,738,263 as of May 3, 2013.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Note 1)
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$436,520	$153,244
Marketable securities, current	294,157	331,192
Accounts receivable, net	132,637	79,117
Receivable from collaboration partners	90,951	68,209
Inventory	23,687	14,563
Deferred tax asset	3,416	3,416
Prepaid expenses and other current assets	33,729	38,215
Total current assets	1,015,097	687,956
Marketable securities, non-current	8,178	8,323
Property and equipment, net	30,034	25,933
Finite - lived intangible assets, net	252,749	257,969
Intangible assets - in-process research and development	171,500	171,500
Goodwill	193,675	193,675
Other assets	6,085	6,215
Total assets	$1,677,318	$1,351,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,724	$275
Accrued liabilities	36,788	48,252
Accrued clinical trials and related expenses	40,999	39,684
Accrued compensation	20,036	29,575
Deferred revenue	9,322	9,811
Other current liabilities	3,269	3,772
Total current liabilities	113,138	131,369
Convertible senior notes due 2016	177,503	174,404
Liability for contingent consideration, non-current	152,093	149,163
Deferred tax liability	51,940	51,940
Other liabilities	23,985	24,576

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and oustanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 72,354,008 and 67,479,518 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	72	67
Additional paid-in capital	1,845,652	1,471,585
Receivable from stock option exercises	(2,363)	(534)
Accumulated other comprehensive income (loss)	42	74
Accumulated deficit	(684,744)	(651,073)
Total stockholders’ equity	1,158,659	820,119
Total liabilities and stockholders’ equity	$1,677,318	$1,351,571

See accompanying notes

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Revenue:
Revenue from collaboration agreement	$70,307	$72,031
Product revenue	64,008	—
Royalty revenue	9,177	—
Contract revenue from collaboration	2,000	—
Total revenue	145,492	72,031

Operating expenses:
Cost of goods sold (excludes amortization of certain intangible assets)	1,968	—
Research and development	91,302	80,660
Selling, general and administrative	72,545	38,944
Contingent consideration expense (benefit)	2,930	3,178
Intangible asset amortization	5,220	—
Total operating expenses	173,965	122,782

Income (loss) from operations	(28,473)	(50,751)
Investment income, net	602	758
Interest expense	(5,626)	(5,296)
Other income (expense)	(156)	(905)
Income (loss) before provision (benefit) for income taxes	(33,653)	(56,194)
Provision (benefit) for income taxes	18	18
Net income (loss)	$(33,671)	$(56,212)

Basic and diluted net income (loss) per share	$(0.47)	$(0.88)

Shares used in computing basic and diluted net income (loss) per share	71,087	63,697

See accompanying notes

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended March 31,
	2013	2012
	(in thousands)
Net income (loss)	$(33,671)	$(56,212)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available for sale securities, net	(32)	750
Comprehensive income (loss)	$(33,703)	$(55,462)

See accompanying notes

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(33,671)	$(56,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,989	1,274
Stock-based compensation	8,848	7,257
Amortization of convertible senior notes discount and debt issuance costs	3,103	2,749
Amortization of finite-lived intangible assets	5,220	—
Changes in fair value of liability for contingent consideration	2,930	3,178
Changes in operating assets and liabilities:
Accounts receivable	(53,520)	—
Receivable from collaboration partners	(22,742)	3,403
Inventory	(9,124)	—
Prepaid expenses and other current assets	4,486	(2,733)
Other assets	130	(401)
Accounts payable	2,449	(60)
Accrued liabilities	(11,464)	(9,292)
Accrued clinical trials and related expenses	1,315	10,829
Accrued compensation	(9,539)	(8,044)
Deferred revenue	(489)	—
Lease termination exit costs liability	—	(1,847)
Other current liabilities	(503)	—
Other liabilities	(591)	5,536
Net cash (used in) provided by operating activities	(111,173)	(44,363)

Cash flows from investing activities:
Purchases of marketable securities	(52,782)	(102,353)
Sales of marketable securities	546	45,755
Maturities of marketable securities	89,384	64,889
Capital expenditures	(6,090)	(8,880)
Net cash (used in) provided by investing activities	31,058	(589)

Cash flows from financing activities:
Repurchases of restricted stock awards	(417)	(124)
Net proceeds from issuances of common stock	363,817	6,547
Payment for redemption of convertible senior notes	(9)	—
Net cash provided by financing activities	363,391	6,423

Net increase (decrease) in cash and cash equivalents	283,276	(38,529)
Cash and cash equivalents at beginning of period	153,244	171,552
Cash and cash equivalents at end of period	$436,520	$133,023

Supplemental cash flow data
Cash paid during the period for income taxes	$1	$32
Cash paid during the period for interest	$4,600	$4,600

See accompanying notes

ONYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013 (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited financial statements furnished herein include all adjustments necessary for a fair presentation of Onyx Pharmaceuticals, Inc.’s (“Onyx” or the “Company”) financial position at March 31, 2013, and the results of its operations and cash flows for the three months ended March 31, 2013 and 2012. These interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements. The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Significant Accounting Policies

As of March 31, 2013, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Thus, actual results could differ from those estimates. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other future operating periods.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under this standard, entities will be required to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income (for example, unrealized gains or losses on available for sale marketable securities) as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location would be required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts will be required only for components of AOCI reclassified into income in their entirety. Therefore, disclosure of the income statement line items affected by AOCI components such as net periodic benefit costs would not be included. The disclosures required with respect to income statement line item impacts would be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. This ASU is effective beginning January 1, 2013. Because this standard only impacts presentation and disclosure requirements, its adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Note 2. Revenue from Collaboration Agreement

Collaboration Agreement with Bayer

Revenue from collaboration agreement consists of the Company’s share of the pre-tax commercial profit generated from its collaboration with Bayer HealthCare Pharmaceuticals, Inc., or Bayer; reimbursement of the Company’s shared marketing costs related to Nexavar; and royalty revenue. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. The Company records revenue from collaboration agreement on a quarterly basis. Revenue from collaboration agreement is derived by calculating net sales of Nexavar to third-party customers and deducting the cost of goods sold, distribution costs, marketing costs (including, without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses and Bayer marketing services expenses), Phase 4 clinical trial costs and allocable overhead costs. Reimbursement by Bayer of the Company’s shared marketing costs related to Nexavar and royalty revenue is also included in the “Revenue from collaboration agreement” line item in the accompanying statement of operations.

Nexavar is currently marketed and sold in more than 100 countries around the world for the treatment of unresectable liver cancer and advanced kidney cancer. Outside of the United States, excluding Japan, Bayer incurs all of the sales and marketing expenditures, and the Company reimburses Bayer for half of those expenditures. In addition, for sales generated outside of the United States, excluding Japan, the Company reimburses Bayer a fixed percentage of sales for their marketing infrastructure. Research and development expenditures on a worldwide basis, excluding Japan, are equally shared by both companies regardless of whether the Company or Bayer incurs the expense. Bayer has no obligation to pay royalties to the Company for sales of Nexavar in Japan.

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

Revenue from collaboration agreement was $70.3 million for the three months ended March 31, 2013, compared to $72.0 million for the three months ended March 31, 2012, calculated as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Onyx’s share of collaboration commercial profit	$66,192	$66,692
Reimbursement of Onyx’s shared marketing expenses	4,115	5,339
Revenue from collaboration agreement	$70,307	$72,031

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

Product revenue was $64.0 million for the three months ended March 31, 2013, compared to no product revenue for the three months ended March 31, 2012, calculated as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)

Product revenue, gross	$65,459	$—
Government rebates, chargebacks and other	1,651	—
Returns reserves and distribution fees	(3,102)	—
Product revenue, net	$64,008	$—

Government rebates, chargebacks and other include a credit of $5.9 million related to a change in an accounting estimate following the completion of a product replacement program, as discussed below.

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectability of those fees. Where the revenue recognition criteria are not met, we defer the recognition of revenue until such time that all criteria under the provision are met. The Company sells Kyprolis through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Health care providers order Kyprolis through these distributors. Since launching Kyprolis, we have deferred the recognition of revenue until the product is sold to end users such as health care providers, due to the inherent uncertainties in estimating normal channel inventory at distributor locations. During the initial launch of Kyprolis we also provided extended payment terms to distributors. As of March 31, 2013, deferred revenue related to sales of Kyprolis was $9.3 million.

Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

	Chargebacks	Rebates and Other	Distribution Fees and Returns	Total
	(In thousands)

Balance as of December 31, 2012	$5,707	$1,946	$2,286	$9,939
Provision related to current period sales	3,919	317	3,102	7,338
Credits/ Payments	(4,415)	(51)	(3,333)	(7,799)
Other	(5,087)	(800)	—	(5,887)
Balance as of March 31, 2013	$124	$1,412	$2,055	$3,591

Chargebacks, Government Rebates and Other Deductions: The Company estimates reductions to product sales for qualifying federal and state government programs including discounted pricing offered to Public Health Services, or PHS, as well as government-managed Medicaid programs. The Company’s reserve for PHS is based on actual chargebacks that distributors have claimed for reduced pricing offered to such health care providers. The Company’s reserve for Medicaid is based upon statutorily-defined discounts, estimated payer mix, expected sales to qualified healthcare providers, and our expectation about future utilization. Government rebates that are invoiced directly to us are recorded in accrued liabilities on our Condensed Consolidated Balance Sheet. For qualified programs that can purchase our products through distributors at a lower contractual government price, the distributors charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as allowances against accounts receivable on our Condensed Consolidated Balance Sheet. The Company also provided financial assistance to qualifying patients that are underinsured, or cannot cover the cost of commercial coinsurance amounts, through its patient assistance program, Onyx 360. Onyx 360 is available to patients in the U.S. and its territories who meet various financial need criteria.

In connection with the launch of Kyprolis, the Company offered a product replacement program under which certain sales could qualify for the shipment of a free second vial. This program was in effect for sales made through November 30, 2012, and all free replacement vials were required to be authorized by the Company prior to March 23, 2013. Based on historical program utilization rates for similar products, management estimated that this program would be utilized and adjusted its government rebate and chargeback calculations accordingly for the quarters ended September 30, 2012 and December 31, 2012. During March 2013, the product replacement program came to an end. Since no product replacement claims which met the requirements of the program were received, the Company reduced its Medicaid rebate and PHS chargeback accrual by $5.9 million, which increased product revenue by the same amount or $0.08 per share, during the quarter ended March 31, 2013.

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

Note 4. Royalty Revenue from Stivarga

In September 2012, Bayer HealthCare received approval in the United States for Stivarga® (regorafenib) tablets. Stivarga royalty revenue was $9.2 million for the three months ended March 31, 2013, or 20% of global net sales in jurisdictions that have received commercial marketing approval. In October 2011, Onyx and Bayer entered into an agreement regarding regorafenib under which the parties agreed that Bayer would pay Onyx a royalty of 20% of any future worldwide net sales in jurisdictions that have received commercial marketing approval. Onyx and Bayer also agreed that Onyx will have no obligation to pay past or future development and commercialization costs of regorafenib. Onyx has opted to co-promote regorafenib in the United States with Bayer, and to provide related medical science liaisons, under a fee-for-service arrangement and recorded approximately $1.6 million during the three months ended March 31, 2013, which was classified net of selling, general and administrative expense on the Consolidated Statements of Operations. Development of regorafenib will be managed by the same joint governance bodies that manage development of Nexavar; however, in the event of disagreement Bayer has the right to make final decisions for regorafenib.

Note 5. Contract Revenue from Collaboration

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

As a result of the collaboration, Pfizer identified palbociclib (formerly known as PD-0332991), a selective inhibitor of cyclin-dependent kinase 4/6, or CDK 4/6. Pfizer began clinical testing with this drug candidate in late 2004. During the three months ended March 31, 2013 we earned $2.0 million in clinical development milestone fees from Pfizer and to date we have earned $5.0 million in clinical development milestone fees relating to this drug candidate. Milestone payments earned under this agreement are classified as “Contract revenue from collaboration” on the Consolidated Statement of Operations. Under this agreement, remaining additional potential milestones payable by Pfizer to Onyx are, in aggregate, up to approximately $9.5 million and royalty payments will be based on an 8% of net sales, if any. The remaining milestone payments may only become payable based on the efforts of Pfizer and therefore do not meet the definition of a substantive milestone. Since the Company does not have any remaining performance obligations under this agreement, such milestone payments would be recognized as revenue if and when received.

The milestone and royalty provisions of the May 1995 collaboration agreement with Pfizer will remain in effect during the terms of the patents that cover palbociclib and will continue until the expiration of all licenses granted pursuant to the agreement. The patents that cover palbociclib will expire in January 2023, in both the United States and Europe. However, in both regions the patents may be extended up to 5 years under the statutes that provide for patent term extensions. There can be, though, no assurance that such extensions will be secured. Either party may terminate the agreement for the uncured material breach of the other party.

Note 6. Acquisition of Proteolix

On November 16, 2009, or the Acquisition Date, the Company acquired Proteolix under the terms of an Agreement and Plan of Merger, or the Merger Agreement, entered into in October 2009. Under the Merger agreement, the aggregate consideration payable by the Company to former Proteolix stockholders consisted of $276.0 million in cash at closing, and several earn-out payments. The three remaining earn-out payments, that potentially total $365 million, are contingent upon the achievement of certain regulatory approvals for Kyprolis in the U.S. and Europe within pre-specified timeframes, as follows:

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

Under certain circumstances, including if we fail to satisfy regulatory approval-related diligence obligations under the Merger Agreement, we may be required to make one or more earn-out payments even if the associated regulatory approvals are not received. Subject to the terms and conditions set forth in the Merger Agreement, we may, in our sole discretion, make any of the remaining earn-out payments that become payable to former holders of Proteolix preferred stock in the form of cash, shares of our common stock or a combination thereof.

The range of the undiscounted amounts we could be required to pay for the remaining earn-out payments is between zero and $365.0 million. The liability for contingent consideration is recorded at fair value at each reporting date based on a probability-weighted discounted cash flow analysis that includes significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. These inputs include the probability of technical and regulatory success (“PTRS”) for unapproved product candidates considering their stages of development. As of March 31, 2013, the liability for contingent consideration was $152.1 million.

Contingent consideration expense/(benefit) is recognized for any changes in the fair value of the liability for contingent consideration. Changes to the estimates and assumptions used to estimate this liability could result in significant fluctuations to contingent consideration expense/(benefit) recognized in the Company’s Consolidated Statements of Operations.

During the three months ended March 31, 2013, the Company recognized a contingent consideration expense of $2.9 million compared to $3.2 million for the same period in the prior year.

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

The Company’s financial assets and liabilities (cash equivalents, current and non-current marketable securities, derivative instruments, convertible senior notes and current and non-current liabilities for contingent consideration), which require fair value measurement on a recurring basis are classified within the fair value hierarchy as follows:

	As of March 31, 2013
	(In thousands)
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$11,496	$11,496	$—	$—	$11,496
Corporate and financial institutions debt	249,127	—	249,127	—	$249,127
Auction rate securities	8,178	—	—	8,178	$8,178
U.S. government agencies	71,100	—	71,100	—	$71,100
U.S. treasury bills	34,314	34,314	—	—	$34,314
Total	$374,215	$45,810	$320,227	$8,178	$374,215

Liabilities:
Liability for contingent consideration, current and non-current	$152,093	$—	$—	$152,093	$152,093
Convertible senior notes due 2016 (face value $230,000)	177,503	—	537,038	—	537,038
Total	$329,596	$—	$537,038	$152,093	$689,131

	As of December 31, 2012
	(In thousands)
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$19,297	$19,297	$—	$—	$19,297
Corporate and financial institutions debt	229,053	—	229,053	—	229,053
Auction rate securities	8,323	—	—	8,323	8,323
U.S. government agencies	88,514	—	88,514	—	88,514
U.S. treasury bills	29,222	29,222	—	—	29,222
Total	$374,409	$48,519	$317,567	$8,323	$374,409

Liabilities:
Liability for contingent consideration, current and non-current	$149,163	$—	$—	$149,163	$149,163
Convertible senior notes due 2016 (face value $230,000)	174,404	—	468,533	—	468,533
Total	$323,567	$—	$468,533	$149,163	$617,696

Marketable Securities

Level 2 assets consist of debt securities issued by corporate and financial institutions and U.S. government and municipal agencies. The fair value of these securities is estimated using a weighted average price based on market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. There were no transfers between level 1 and level 2 assets during the periods presented.

Level 3 assets include securities with an auction reset feature (“auction rate securities”), which are classified as available-for-sale securities and reflected at estimated fair value. In February 2008, auctions began to fail for these securities and each auction for the majority of these securities since then has failed. As of March 31, 2013, the fair value of each of these securities is estimated utilizing a discounted cash flow analysis that considers interest rates, the timing and amount of cash flows, credit and liquidity premiums, and the expected holding periods of these securities. The unobservable inputs for these securities are the liquidity premium and expected holding period. The discount rates used in the cash flow analysis that includes the liquidity premium was 1.87%. An increase or decrease of 1% in the discount rate would have a $0.4 million change in the auction rate securities valuation. The expected holding period was 5.0 years. An increase or decrease of 1 year in the expected holding period would have a less than $0.1 million change in the auction rate securities valuation. The following table provides a summary of changes in fair value of the Company’s auction rate securities:

	Auction Rate Securities
	Three Months Ended March 31,
	2013	2012
	(In thousands)
Fair value at beginning of period	$8,323	$22,102
Redemptions	(200)	—
Change in valuation	55	282
Fair value at end of period	$8,178	$22,384

As of March 31, 2013, as a result of the decline in fair value of the Company’s auction rate securities, which the Company believes is temporary and attributes to liquidity rather than credit issues, the Company has recorded an unrealized loss of $0.2 million included in the accumulated other comprehensive income, or OCI, line of stockholders’ equity. All of the auction rate securities held by the Company as March 31, 2013 consist of securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Any future fluctuation in fair value related to the auction rate securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any decline in fair value is other than temporary, it will record a charge to earnings as appropriate. The Company does not intend to sell these securities and management believes it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost bases. The securities redeemed during the three months ended March 31, 2013 were all redeemed at par. Refer to Note 8 “Marketable Securities” for further details.

Liability for Contingent Consideration

Level 3 liabilities include the acquisition-related liability for contingent consideration the Company recorded representing the amounts payable to former Proteolix stockholders upon the achievement of specified regulatory approvals for Kyprolis in the U.S. and Europe within pre-specified timeframes. The range of the undiscounted amounts we could be required to pay for the remaining earn-out payments is between zero and $365.0 million. The fair value of this Level 3 liability is estimated using a probability-weighted discounted cash flow analysis and a discount rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Subsequent changes in the fair value of this liability are recorded to the “Contingent consideration” expense line item in the Condensed Consolidated Statements of Operations under operating expenses. The unobservable input for this liability is the probability of occurrence by the contractual milestone dates primarily based on PTRS. The range in PTRS is consistent with industry standards of other oncology compounds. A 1% change in the probability of occurrence of each milestone would have a $2.4 million change in the contingent consideration liability. During the three months ended March 31, 2013, the Company recognized contingent consideration expense of $2.9 million compared to $3.2 million for the same period last year.

The following table provides a summary of the changes in the fair value of the liability for contingent consideration:

	Liability for Contingent Consideration
	Three Months Ended March 31,
	2013	2012
	(In thousands)
Fair value at beginning of period	$149,163	$159,990
Change in valuation	2,930	3,178
Fair value at end of period	$152,093	$163,168

Convertible Senior Notes due 2016

Level 2 liabilities consist of the Company’s convertible senior notes due 2016. The fair value of these convertible senior notes is estimated based on directly and indirectly observable inputs. In accordance with ASC 825-10, Financial Instruments, the estimated market value of the Company’s convertible senior notes as of March 31, 2013 was $537.0 million. The Company’s convertible senior notes due 2016 are not marked-to-market and are carried at face value less the unamortized portion of the original issued discount, which resulted from issuance costs and the bifurcation of the fair value of the conversion feature. The portion of the value allocated to the conversion option is included in stockholders’ equity in the accompanying unaudited Condensed Consolidated Balance Sheet March 31, 2013.

Note 8. Marketable Securities

Marketable securities consist primarily of corporate debt securities, corporate commercial paper, debt securities of United States government agencies, auction rate notes and money market funds and are classified as “available for sale”.  Available for sale securities are reported at fair value based on quoted market prices, with unrealized gains and losses reported in accumulated other comprehensive income (loss) within stockholders’ equity. The cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings is determined using specific identification. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains/losses realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income/expense. The weighted-average maturity of the Company’s current marketable securities as of March 31, 2013 was approximately nine months.

Available-for-sale marketable securities consisted of the following:

	March 31, 2013
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Agency bond investments:
Current	$100,320	$82	$—	$100,402
Total agency bond investments	$100,320	$82	$—	$100,402
Corporate debt investments:
Current	$193,598	$184	$(27)	$193,755
Non-current	8,375	—	(197)	8,178
Total corporate investments	$201,973	$184	$(224)	$201,933
Total available-for-sale marketable securities	$302,293	$266	$(224)	$302,335

	December 31, 2012
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Agency bond investments:
Current	$107,673	$65	$—	$107,738
Total agency bond investments	$107,673	$65	$—	$107,738
Corporate debt investments:
Current	$223,192	$269	$(7)	$223,454
Non-current	8,575	—	(252)	8,323
Total corporate investments	$231,767	$269	$(259)	$231,777
Total available-for-sale marketable securities	$339,440	$334	$(259)	$339,515

Estimated fair value was determined for each individual security in the investment portfolio. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The Company’s available-for-sale auction rate securities portfolio at March 31, 2013 is comprised solely of AAA rated securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. The estimated fair value of auction rate securities was based on a discounted cash flow model and classified as non-current marketable securities on the accompanying unaudited Condensed Consolidated Balance Sheet. The Company recorded a $0.2 million unrealized loss through accumulated other comprehensive income or loss instead of earnings because the Company has deemed the impairment of these securities to be temporary. Refer to Note 7 “Fair Value Measurements” for further details.

Note 9. Inventory

Inventories at March 31, 2013 and December 31, 2012 are summarized below:

	March 31,	December 31,
	2013	2012
	(In thousands)
Raw materials	$23,539	$13,659
Work-in-process	—	696
Finished goods	148	208
Total	$23,687	$14,563

Inventories are stated at the lower of cost or market. Cost is determined by the actual cost method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between the cost and market value. These reserves are based on estimates. The aggregate inventory valuation reserve was zero at March 31, 2013.

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

Under certain circumstances and during certain periods, the 2016 Notes may be convertible, at an initial conversion rate of 25.2207 shares of common stock per $1,000 principal amount of the 2016 Notes, which is equivalent to an initial conversion price of approximately $39.65 per share of common stock. The conversion rate is subject to adjustment in certain circumstances. Upon conversion of a 2016 Note, the Company may deliver, at its election, shares of common stock, cash or a combination of cash and shares of common stock.

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

The following is a summary of the equity and liability components of the 2016 Notes as of March 31, 2013:

March 31, 2013
(In thousands)
Carrying amount of the equity component	$89,468
Net carrying amount of the liability component	$88,039
Unamortized discount of the liability component	$52,492

The effective interest rate used in determining the liability component of the 2016 Notes was 12.5%. The application of ASC 470-20 resulted in an initial recognition of $89.5 million as the debt discount with a corresponding increase to paid-in capital, the equity component, for the 2016 Notes. The debt discount and debt issuance costs are amortized as interest expense through August 2016. For the three months ended March 31, 2013 and 2012, interest expense was $2.3 million, relating to the 4.0% stated coupon rate. The non-cash interest expense relating to the amortization of the debt discount for the three months ended March 31, 2013 was $3.1 million, compared to $2.7 million for the three months ended March 31, 2012. The estimated fair value of the Company’s senior notes as of March 31, 2013 was $537.0 million.

As a result of the Company stock price meeting certain criteria, the 2016 Notes were convertible for the period of January 1, 2013 to March 31, 2013, and are convertible for the period of April 1, 2013 to June 30, 2013. As of March 31, 2013, requests for five of the 2016 Notes had been submitted and settled for conversion with a face value of $5,000.

Note 11. Commitments and Contingencies

Commitments

During 2012, we entered into commercial manufacturing and supply agreements for the production of Kyprolis. As of March 31, 2013, we are committed to purchase products and services of approximately $10.0 million in 2013 under these agreements.

Our corporate headquarters, including our principal offices, are currently located in South San Francisco, California. We began occupying these premises in May 2011. In July 2010, we entered into arrangements to lease and sublease a total of approximately 126,493 square feet located at our corporate headquarters in South San Francisco, California. The sublease and the lease expire in 2015 and 2024, respectively. Upon expiration of the sublease, the lease will be automatically expanded to include the premises subject to the sublease. The lease includes two successive five-year options to extend the term of the lease to 2034. In November 2011, we entered into an arrangement to lease up 170,618 square feet in a building adjacent to our corporate headquarters in South San Francisco, California, and this lease expires in 2024. The construction on this building was completed in December 2012. The lease includes two successive five-year options to extend the term of the lease to 2034. The lease also includes a one-time option to lease additional premises that will be constructed after the exercise of the option. If the option is exercised, the term of the lease will be automatically extended by ten years. In March 2013, the Company exercised its option and entered into an agreement to lease 107,000 square feet in a building to be constructed adjacent to our corporate headquarters. The lease is expected to expire in approximately 2024. For accounting purposes, due to the nature of our involvement with the construction of the buildings subject to the lease agreement, we are considered to be the owner of the assets during the construction period through the lease commencement date, even though the lessor is responsible for funding and constructing the building shell. Construction to this building commenced in April 2013 and as at March 31, 2013, the Company did not incur any construction costs related to the building.

Rent expense for the three months ended March 31, 2013 was $3.6 million compared to $1.1 million for the three months ended March 31, 2012. We received no sublease income during these periods.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 12. Stock-Based Compensation

The Company accounts for stock-based compensation to consultants, employees and directors by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period. Total employee stock-based compensation expenses were $8.8 million for the three months ended March 31, 2013, compared to $6.8 million for the three months ended March 31, 2012.

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

The Company recognized income tax expense of $18,000 and $18,000 primarily related to state and foreign income taxes for the three months ended March 31, 2013 and 2012, respectively.

There were no changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2013. As of March 31, 2013, the Company’s total unrecognized tax benefit was $11.9 million. The Company does not expect to have any significant changes to unrecognized tax benefits over the next twelve months other than a potential adjustment resulting from completion of a tax credit analysis, which will have no impact on our net loss. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as a component of income tax expense. No interest or penalties have been recorded as of and for the three months ended March 31, 2013.

The federal research and development tax credit expired on December 31, 2011, and was retroactively reinstated and extended to December 31, 2013, during the first quarter of 2013. Due to the Company’s full valuation allowance against its deferred tax assets, this tax law change did not impact the Company’s income tax provision as the increase in the gross deferred tax asset was offset by a corresponding increase in its valuation allowance.

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

Dilutive potential common shares for dilutive convertible senior notes are calculated based on the “if-converted” method. Under the “if-converted” method, when computing the dilutive effect of convertible senior notes, the numerator is adjusted to add back the amount of interest and debt issuance costs recognized in the period and the denominator is adjusted to add the amount of shares that would be issued if the entire obligation is settled in shares. As of March 31, 2013, the Company’s outstanding indebtedness consisted of its 4.0% convertible senior notes due 2016.

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

The computations for basic and diluted net income (loss) per share were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net income (loss) - basic	$(33,671)	$(56,212)

Add: interest and issuance costs related to convertible senior notes	—	—
Net income (loss) - diluted	$(33,671)	$(56,212)

Denominator:
Weighted average common shares outstanding - basic	71,087	63,697
Dilutive effect of convertible senior notes	—	—
Dilutive effect of stock options	—	—
Weighted-average common shares outstanding and dilutive potential common shares - diluted	71,087	63,697

Net income (loss) per share:
Basic	$(0.47)	$(0.88)
Diluted	$(0.47)	$(0.88)

Under the “if-converted” method, 5.8 million potential common shares relating to the 2016 Notes were not included in diluted net income (loss) per share for the three months ended March 31, 2013 because their effect would be anti-dilutive. Diluted net loss per share does not include the effect of 3.1 million stock option awards that were outstanding during the three months ended March 31, 2013, because their effect would have been anti-dilutive.

Note 15. Accumulative Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) was as follows:

	Three months ended March 31,
	2013	2012
	(In thousands)
Net unrealized gain (loss) on available-for-sale securities	$42	$(1,261)
Accumulated other comprehensive income (loss)	$42	$(1,261)

The change in accumulated other comprehensive income (loss), net of tax, by component for the three months ended March 31, 2013 and 2012 were as follows:

	Unrealized gain (loss) on available-for- sale securities	Total
Balance as of December 31, 2012	$74	$74
Other comprehensive income (loss) before reclassification	(29)	(29)
Amount reclassified from accumulated other comprehensive income	(3)	(3)
Net current-period other comprehensive income (loss)	(32)	(32)
Balance as of March 31, 2013	$42	$42

	Unrealized gain (loss) on available-for- sale securities	Total
Balance as of December 31, 2011	$(2,011)	$(2,011)
Other comprehensive income (loss) before reclassification	752	752
Amount reclassified from accumulated other comprehensive income	(2)	(2)
Net current-period other comprehensive income (loss)	750	750
Balance as of March 31, 2012	$(1,261)	$(1,261)

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

Overview

We are a biopharmaceutical company dedicated to developing and commercializing innovative therapies that target the molecular mechanisms that cause cancer. By applying our expertise to develop and commercialize therapies designed to exploit the genetic and molecular differences between cancer cells and normal cells, we have built two franchise platforms — one in kinase inhibition and one in proteasome inhibition. In our kinase inhibitor franchise, our lead product, Nexavar® (sorafenib) tablets, is approved in multiple countries for unresectable liver cancer and advanced kidney cancer. With our development and marketing partner Bayer HealthCare Pharmaceuticals Inc., or Bayer, we share equally in the profits and losses of Nexavar worldwide, except Japan. A second oral multi-kinase inhibitor, Stivarga® (regorafenib) tablets, a Bayer compound, is approved for the treatment of metastatic colorectal cancer (mCRC) in the United States, Canada and Japan, and for the treatment of locally advanced, unresectable or metastatic gastrointestinal stromal tumors (GIST) in the United States; and is under regulatory review for mCRC in the European Union, and for GIST in Japan. Onyx receives a twenty percent royalty from Bayer on net sales of Stivarga in oncology indications, globally.

In our proteasome inhibitor franchise, Kyprolis® (carfilzomib) for Injection is approved in the United States for the treatment of patients with multiple myeloma who have received at least two prior therapies including bortezomib and an immunomodulatory agent (IMiD), and have demonstrated disease progression on or within 60 days of completion of the last therapy. We are executing a broad global development plan for Kyprolis across lines of treatment for multiple myeloma. We are also developing two other novel proteasome inhibitors, including an oral proteasome inhibitor, oprozomib (ONX 0912), and an immunoproteasome inhibitor (ONX 0914). In addition to the products described above, we expect to continue to expand our development pipeline, with multiple clinical or preclinical stage product candidates.

Our Strategy

We plan to achieve our business strategy of transforming Onyx into a leading biopharmaceutical company in the oncology market by:

•                  establishing Kyprolis as a treatment for relapsed and refractory multiple myeloma;

•                  investing broadly in global clinical testing to evaluate Kyprolis for additional lines of treatment for multiple myeloma;

•                  maximizing current opportunities worldwide for Kyprolis and Stivarga in approved indications;

•                  jointly promoting and marketing Stivarga in the United States as a treatment for mCRC and GIST;

•                  investing with Bayer in a development program for Nexavar in thyroid and breast cancer, as well as in the liver and kidney cancer adjuvant setting;

•                  preparing for future commercialization opportunities of Nexavar, Stivarga, Kyprolis and oprozomib; and

•                  continuing to expand our pipeline by advancing earlier stage therapies, as well as evaluating and adding new pipeline opportunities.

Business Highlights

During the first quarter of 2013, we continued to execute on our Kyprolis commercialization strategy and we continued to execute on our value building strategy by improving commercial margin for Nexavar and by jointly promoting Stivarga with Bayer.

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

Commercialization Status

During the first quarter of 2013, we continued to execute on our Kyprolis commercialization strategy. In the United States, net sales of Kyprolis during the three months ended March 31, 2013 were $64.0 million.

As part of the global commercialization strategy for Kyprolis, Onyx is exploring opportunities in countries outside of the United States that consider and permit marketing authorization based on U.S. approval. Onyx has established its first international distribution agreement in Israel and is pursuing agreements in additional international markets with established distributors for regulatory and commercialization activities. Commercialization in other countries will be subject to successful completion of additional Kyprolis clinical studies and obtaining additional regulatory approvals. In addition, pending results of our two ongoing Phase 3 studies, FOCUS and ASPIRE, Onyx expects to pursue registration in Europe and other territories elsewhere in the world.

Recent developments

In October 2012, enrollment was completed in the FOCUS trial, an international Phase 3 clinical trial evaluating single-agent carfilzomib in patients with relapsed and refractory myeloma. An interim analysis is planned in the third quarter of 2013 and, if results are positive, could support regulatory filings in Europe and other territories for patients with relapsed/refractory myeloma.

Onyx has initiated a global Phase 3 trial evaluating carfilzomib in combination with melphalan and prednisone versus bortezomib (Velcade®) with melphalan and prednison in 882 patients with newly diagnosed, transplant ineligible multiple myeloma, referred to as the CLARION trial. The primary endpoint of the trial is progression-free survival.

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

Commercialization Status

During the three months ended March 31, 2013, we continued to execute on our value-building strategy with our partner Bayer, by improving commercial margin of Nexavar.

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

Recent developments

In January 2013, Onyx and Bayer announced top-line results from the DECISION (stuDy of sorafEnib in loCally advanced or metastatIc patientS with radioactive Iodine refractory thyrOid caNcer) trial in patients with locally advanced or metastatic radioactive iodine (RAI)-refractory differentiated thyroid cancer. The study met its primary endpoint of improving progression-free survival. Full results are expected to be presented at an upcoming medical meeting. The companies anticipate that this data will form the basis for regulatory submissions globally of Nexavar in the treatment of RAI-refractory differentiated thyroid cancer.

Stivarga

Stivarga is a Bayer compound and Onyx receives a royalty of 20% on global net sales of Stivarga in jurisdictions that have received commercial marketing approval. In October 2011, Onyx and Bayer entered into an Agreement Regarding Regorafenib in which Onyx agreed that Bayer would pay Onyx a royalty of 20% of any future commercially approved worldwide net sales of regorafenib. Onyx and Bayer also agreed that Onyx will have no obligation to pay past or future development and commercialization costs of regorafenib, except in instances where Onyx opts to develop Stivarga on its own. Onyx has, at this time, opted to co-promote regorafenib in the United States with Bayer, under a fee-for-service arrangement. In addition, Bayer also reimburses Onyx for certain Stivarga related medical science liaisons on a fixed rate. Bayer is responsible, at its sole cost and expense, for the development of Stivarga worldwide.

Stivarga is approved by the FDA for the treatment of patients with metastatic colorectal cancer (mCRC) who have been previously treated with currently available therapies (including fluoropyrimidine-, oxaliplatin- and irinotecan-based chemotherapy, an anti-VEGF therapy, and, if KRAS wild type, an anti-EGFR therapy). The United States approval of Stivarga is based on results from the pivotal Phase 3 CORRECT study that demonstrated improvement in overall survival (OS) and progression-free survival (PFS) compared to placebo in patients with mCRC whose disease had progressed after approved standard therapies.

Commercialization Status

We and Bayer jointly promote Stivarga in the U.S. Onyx receives a 20% royalty on Bayer’s global net sales of Stivarga in jurisdictions that have received commercial marketing approval. Stivarga royalty revenue was $9.2 million for the three months ended March 31, 2013.

Recent developments

In February 2013, Stivarga received regulatory approvals in the United States and in Japan for the treatment of patients with locally advanced, unresectable or metastatic gastrointestinal stromal tumors (GIST) who have been previously treated with imatimib and sunitinib malate.

In March 2013, Stivarga received regulatory approvals for the treatment of patients with metastatic colorectal cancer (mCRC) in Canada, Japan and Switzerland.

As part of a broad development program, Bayer has communicated plans to initiate two additional Phase 3 trials in 2013, in second-line hepatocellular carcinoma (HCC) and in mCRC following resection of liver metastases.

Financial Highlights

The following table is a summary of our financial highlights:

	Three Months Ended March 31,		Change 2013 vs 2012
	2013	2012	$	%
	(In thousands, except per share amounts and percentages)
Total revenue	$145,492	$72,031	73,461	102%
Operating Expenses	173,965	122,782	51,183	42%
Income (loss) from operations	(28,473)	(50,751)	22,278	44%
Net income (loss)	(33,671)	(56,212)	22,541	40%
Diluted net income (loss) per share	(0.47)	(0.88)	0.41	47%
Cash, Cash Equivalents and Current and Non-Current Marketable Securities	738,855	492,759	246,096	50%

Total revenue for the three months ended March 31, 2013 included revenue from the Nexavar collaboration, product revenue from the sale of Kyprolis in the U.S. royalty revenue from sales of Stivarga by Bayer, and contract revenue from collaboration in connection with palbociclib development from Pfizer. Kyprolis net sales were $64.0 million for the first quarter 2013, including a favorable gross-to-net accrual adjustment of $5.9 million. Demand sales were $58.1 million, representing orders placed and received by end customers, clinics and hospitals. The FDA granted accelerated approval of Kyprolis on July 20, 2012. Revenue from the Nexavar collaboration was $70.3 million for the first quarter 2013, compared to $72.0 million for the same period in 2012. Nexavar net sales, as recorded by Bayer, excluding Japan, were $198.5 million for the first quarter 2013, compared to $209.7 million for the same period in 2012. The decrease in Nexavar sales was primarily due to inventory reductions of specialized oncology pharmacies in the United States and lower sales in Europe which were partially offset by growth in the Asia-Pacific region and improved commercial margin in the business. Nexavar collaboration commercial profit also improved to 67% for the first quarter 2013 compared to 64% for the same period in 2012. Stivarga royalty revenue was $9.2 million for the first quarter 2013, following marketing approval in the U.S. by the FDA on September 27, 2012. Onyx receives a 20% royalty on Bayer’s global net sales of Stivarga in jurisdictions that have received commercial marketing approval.

Total operating expenses for the three months ended March 31, 2013 were $174.0 million, an increase of $51.2 million, or 42%, from $122.8 million for the same period in 2012. The increase in operating expenses was partly due to the increase in research and development expenses due to the global development of Kyprolis, particularly the ongoing Phase 3 ENDEAVOR trial and start-up activities associated with the front line CLARION study, and due to the increase in selling, general and administrative expenses related to the Kyprolis commercial launch in the United States. Onyx also recorded contingent consideration expense of $2.9 million in the first quarter 2013 compared to a $3.2 million for the same period in 2012.

Cash, cash equivalents and current and non-current marketable securities at March 31, 2013 were $738.9 million, an increase of $246.1 million, or 50%, from $492.8 million at December 31, 2012. The increase is primarily attributable to net cash proceeds of approximately $352.4 million received from a public offering of 4.4 million shares of common stock, in January 2013.

Critical Accounting Policies, Estimates and Judgments

The accompanying discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Condensed Consolidated Financial Statements requires us to make significant estimates, assumptions and judgments that affect the amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Significant estimates used include assumptions used in the determination of the fair value of marketable securities, revenue from collaboration agreement, multiple element arrangements, the effect of business combinations, fair value measurement of tangible and intangible assets and liabilities, goodwill and other intangible assets, fair value of convertible senior notes, research and development expenses, stock-based compensation and the provision for income taxes. Actual results may differ materially from these estimates. As of March 31, 2013, there have been no significant or material changes to our critical accounting policies or estimates since we filed our 2012 Annual Report on Form 10-K for the year ended December 31, 2012 with the Securities and Exchange Commission (“SEC”).

Results of Operations

Three months ended March 31, 2013 and 2012

Total Revenue

Total revenue, as compared to prior year was as follows:

	Three Months Ended March 31,		Change 2013 vs 2012
	2013	2012	$	%
	(In thousands, except percentages)
Revenue from collaboration agreement	$70,307	$72,031	$(1,724)	(2)%
Product revenue - Kyprolis	64,008	—	64,008	N/A
Royalty revenue - Stivarga	9,177	—	9,177	N/A
Contract revenue from collaboration	2,000	—	2,000	N/A
Total revenue	$145,492	$72,031	$73,461	102%

Total revenue increased by $73.5 million, or 102%, to $145.5 million for the three months ended March 31, 2013 compared to the same period in 2012, primarily as a result of product revenue from Kyprolis of $64.0 million and royalty revenue from Stivarga of $9.2 million that did not occur in the first quarter of 2012.

Product revenue from Kyprolis

Product revenue consists of revenue recorded on the sale of Kyprolis. Kyprolis net sales were $64.0 million for the first quarter 2013, including a favorable gross-to-net accrual adjustment of $5.9 million. Demand sales were $58.1 million, representing orders placed and received by end customers, clinics and hospitals. The FDA granted accelerated approval of Kyprolis on July 20, 2012. The Company records revenue on the sale of Kyprolis on the sell-through basis, once its customers sell the product to the end customers. Product revenue is derived by calculating the net sales of Kyprolis by the distributors to the physicians and deducting estimated government rebates, chargebacks, returns reserve, distribution costs and other deductions.

Kyprolis is currently marketed in the U.S. for the treatment of patients with multiple myeloma who have received at least two prior therapies including bortezomib and an immunomodulatory agent (IMiD), and have demonstrated disease progression on or within 60 days of completion of the last therapy.

Product revenue from Kyprolis for the three months ended March 31, 2013 and 2012 is calculated as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Product revenue, gross	$65,459	$—
Government rebates, chargebacks and other	1,651	—
Returns reserve and distribution fees	(3,102)	—
Product revenue, net	$64,008	$—

Government rebates, chargebacks and other include a credit of $5.9 million, related to a change in an accounting estimate following the completion of a product replacement program, as discussed below.

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

In connection with the launch of Kyprolis, the Company offered a product replacement program under which certain sales could qualify for the shipment of a free second vial. This program was in effect for sales made through November 30, 2012, and all free replacement vials were required to be authorized by the Company prior to March 22, 2013. Based on historical program utilization rates for similar products, management estimated that this program would be utilized and adjusted its government rebate and chargeback calculations accordingly for the quarters ended September 30, 2012 and December 31, 2012. During March 2013, the product replacement program came to an end. Since no product replacement claims which met the requirements of the program were received, the Company reduced its Medicaid rebate and PHS chargeback accrual by $5.9 million, which increased product revenue by the same amount, or $0.08 per share, during the quarter ended March 31, 2013.

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

	Chargebacks, Rebates and Other	Distribution Fees and Returns	Total
Balance as of December 31, 2012	$7,653	$2,286	$9,939
Provision related to current period sales	4,236	3,102	$7,338
Credits/payments	(4,466)	(3,333)	$(7,799)
Other	(5,887)	—	$(5,887)
Balance as of March 31, 2013	$1,536	$2,055	$3,591

Revenue from Collaboration Agreement

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

Revenue from collaboration agreement for the three months ended March 31, 2013 is calculated as follows:

	Three Months Ended March 31,		Change 2013 vs 2012
	2013	2012	$	%
	(In thousands, except percentages)

Nexavar revenue subject to profit sharing (as recorded by Bayer), excluding Japan	$198,524	$209,700	$(11,176)	(5)%
Combined cost of goods sold, distribution, selling, general and administrative expenses	66,139	76,317	(10,178)	(13)%
Combined collaboration commercial profit	$132,385	$133,383	$(998)	(1)%
Onyx’s share of collaboration commercial profit	66,192	66,692	(500)	(1)%
Reimbursement of Onyx’s shared marketing expenses	4,115	5,339	(1,224)	(23)%
Revenue from collaboration agreement	$70,307	$72,031	$(1,724)	(2)%

In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the three months ended March 31, 2013 and 2012, we reported no product revenue related to Nexavar.

Revenue from collaboration agreement was $70.3 million for the three months ended March 31, 2013 and $72.0 million for the same period in 2012. The decrease in revenue from collaboration for the three months ended March 31, 2013 from the same period in 2012 was primarily due to inventory reductions of specialized oncology pharmacies in the United States and lower sales in Europe which were partially offset by growth in the Asia-Pacific region and improved commercial margin in the business. Commercial margin for the three months ended March 31, 2013 increased to 67% as a percentage of Nexavar revenue subject to profit sharing in 2013 from 64% in the same period in 2012. Revenue from collaboration agreement is directly affected by the increases and decreases in Nexavar net revenue, over and above the associated cost of goods sold, distribution, selling and general administrative expenses. In addition, as our reimbursement of shared marketing expenses increases or decreases, our revenue from collaboration agreement increases or decreases accordingly.

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

Royalty revenue from Stivarga

Stivarga royalty revenue was $9.2 million for the first quarter 2013, or 20% of worldwide net sales in approved markets. In October 2011, Onyx and Bayer entered into an agreement regarding regorafenib, which is marketed as Stivarga, in which Onyx and Bayer agreed that Bayer would pay Onyx a royalty of 20% of any future worldwide net sales of regorafenib in jurisdictions that have received commercial marketing approval. Onyx and Bayer also agreed that Onyx will have no obligation to pay past or future development and commercialization costs of regorafenib. Onyx has opted to co-promote regorafenib in the United States with Bayer, and to provide related medical science liaisons, under a fee-for-service arrangement. Development of regorafenib will be managed by the same joint governance bodies that manage development of Nexavar; however, in the event of disagreement Bayer has the right to make final decisions for regorafenib.

In September 2012, the U.S. FDA approved Stivarga for the treatment of patients with metastatic colorectal cancer (mCRC) who have been previously treated with currently available therapies (including fluoropyrimidine-, oxaliplatin- and irinotecan-based chemotherapy, an anti-VEGF therapy, and, if KRAS wild type, an anti-EGFR therapy). The U.S. approval of Stivarga is based on results from the pivotal Phase 3 CORRECT study that demonstrated improvement in overall survival and progression-free survival compared to placebo in patients with mCRC whose disease had progressed after approved standard therapies. In February 2013, Stivarga received regulatory approvals in the United States and in Japan for the treatment of patients with locally advanced, unresectable or metastatic gastrointestinal stromal tumors (GIST) who have been previously treated with imatimib and sunitinib malate.

Contract Revenue from Collaboration

Contract revenue from collaboration of $2.0 million for the first quarter 2013 relates to a milestone fee earned from Pfizer.

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

As a result of the collaboration, Pfizer identified palbociclib (formerly known as PD-0332991), a selective inhibitor of cyclin-dependent kinase 4/6, or CDK 4/6. Pfizer began clinical testing with this drug candidate in late 2004. During the three months ended March 31, 2013 we earned $2.0 million in clinical development milestone fees from Pfizer and to date we have earned $5.0 million in clinical development milestone fees relating to this drug candidate. Under this agreement, remaining additional potential milestones payable by Pfizer to Onyx are, in aggregate, up to approximately $9.5 million and royalty payments will be based on an 8% of net sales, if any. Milestone payments earned under this agreement are classified as “Contract revenue from collaboration” on the Consolidated Statement of Operations.

The milestone and royalty provisions of the May 1995 collaboration agreement with Pfizer will remain in effect during the terms of the patents that cover palbociclib and will continue until the expiration of all licenses granted pursuant to the agreement. The patents that cover palbociclib will expire in January 2023, in both the United States and Europe. However, in both regions the patents may be extended up to 5 years under the statutes that provide for patent term extensions. There can be, though, no assurance that such extensions will be secured. Either party may terminate the agreement for the uncured material breach of the other party.

Total Operating Expenses

The expenses associated with development, manufacturing and commercialization of our products were significant factors affecting our results of operations. The following table summarizes our cost of expenses and indicates the significance of research and development costs related to our development of our products as well as percentage of total cost of expenses for the periods indicated:

	Three Months Ended March 31,		Change 2013 vs 2012
	2013	2012	$	%
	(In thousands, except percentages)

Cost of goods sold	$1,968	$—	$1,968	N/A
Research and development	91,302	80,660	10,642	13%
Selling, general and administrative	72,545	38,944	33,601	86%
Contingent consideration expense (benefit)	2,930	3,178	(248)	(8)%
Intangible asset amortization	5,220	—	5,220	N/A
Total operating expenses	$173,965	$122,782	$51,183	42%

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

Cost of goods sold recorded for the three months ended March 31, 2013 primarily represents manufacturing cost incurred after the U.S. regulatory approval of Kyprolis on July 20, 2012 related to the goods sold during the period.

The inventory on hand at July 20, 2012 consisted of materials in various stages of production. At this time we cannot reasonably estimate the timing and rate of consumption of raw materials and work-in-progress inventory, or the timing of the sales of the finished goods to be manufactured with this inventory. The aggregate sales price of inventory on hand could be impacted by a number of factors including, but not limited to, market demand, future pricing of the product, competition and reimbursement by government and other payers. Inventory on hand as of July 20, 2012, that was expensed prior to Kyprolis’ U.S. regulatory approval, had an estimated cost of approximately $15.0 million, excluding any overhead allocation. As of March 31, 2013, the remaining finished goods inventory which had been produced prior to July 20, 2012 had an estimated aggregate selling price of approximately $12.5 million, based on the average selling price of Kyprolis for the three months ended March 31, 2013. Based on sales to date, we would expect to sell all finished goods inventory which was on hand as of July 20, 2012 within the next 3 months.

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

Research and Development Expenses

The first quarter 2013 increase in research and development expenses of 13% compared to the same period in 2012 is primarily due to the global development of Kyprolis, including salaries and related costs for increases in employee headcount in 2012, and advancing our clinical products particularly relating to our ongoing Phase 3 clinical trials of Kyprolis, particularly the ongoing Phase 3 ENDEAVOR trial and start-up activities associated with the front line CLARION study. The costs to develop Kyprolis increased by $18.9 million during the first quarter of 2013, or 39%, compared to the prior year. In addition, the costs to develop oprozomib, our oral proteasome inhibitor, increased by $3.5 million during the first quarter of 2013, as we advanced this molecule. Offsetting these increases was lower Nexavar development expenses which decreased by $12.4 million, or 47%, compared to the prior year. Research and development expenses also included stock-based compensation of $2.5 million for the quarter ended March 31, 2012, and $2.0 million for the same period in 2012.

A significant portion of our total research and development expenses, approximately 74% for the quarter ended March 31, 2013, relates to the further development of Kyprolis, compared to 60% for the same period in 2012. Approximately 15% of our total research and development expenses for the quarter ended March 31, 2013 relates to our cost sharing arrangement with Bayer and represents our share of the research and development costs incurred by Bayer on Nexavar, compared to 31% for the same period in 2012. Our share of the research and development costs incurred for Nexavar include 96% of the costs incurred by Bayer for Nexavar for the quarters ended March 31, 2013 and 2012. As a result of the cost sharing arrangement between us and Bayer for research and development costs, there were net reimbursable amounts of $13.1 million and $24.6 million due to Bayer for the quarter ended March 31, 2013 and 2012, respectively. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. For the periods covered in the financial statements presented, there have been no significant or material differences between actual amounts and estimates. However, if we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment. As of March 31, 2013, our share of the Nexavar development costs incurred to date under the collaboration was $779.0 million.

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

The increase in selling, general and administrative expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 were primarily due to the United States commercial launch of Kyprolis. Selling, general and administrative expenses also included stock-based compensation of $6.1 million for the three months ended March 31, 2013, compared to $5.3 million for the same period in 2012. We expect our selling, general and administrative expenses to increase further to reflect the full year impact of the commercial costs of Kyprolis and Stivarga, as well as a planned increase in our international commercial infrastructure.

Contingent Consideration Expense

As a result of the acquisition of Proteolix in November 2009 under the terms of an Agreement and Plan of Merger, or the Merger Agreement, which was entered into in October 2009 and amended in January 2011, we made a payment of $40.0 million in April 2010 and a further payment of $80.0 million in September 2012, following the accelerated marketing approval in the United States for relapsed/refractory multiple myeloma in July 2012. We may be required to pay up to an additional $365.0 million payable in up to three earn-out payments upon the achievement of certain regulatory approvals for Kyprolis in the U.S. and Europe within pre-specified timeframes. Under the Merger Agreement, the remaining earn-out payments will continue to become payable as follows:

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

Under certain circumstances, including if we fail to satisfy regulatory approval-related diligence obligations under the Merger Agreement, we may be required to make one or more earn-out payments even if the associated regulatory approvals are not received. Subject to the terms and conditions set forth in the Merger Agreement, we may, in our sole discretion, make any of the remaining earn-out payments that become payable to former holders of Proteolix preferred stock in the form of cash, shares of our common stock or a combination thereof.

We recorded a liability for this contingent consideration related to the three remaining earn-out payments with a fair value of $152.1 million at March 31, 2013 based upon a discounted cash flow model that uses significant estimates and assumptions, including the probability of technical and regulatory success (“PTRS”) of Kyprolis. Contingent consideration expense is recorded for the change in the fair value of the recognized amount of the liability for contingent consideration. During the three months ended March 31, 2013, the Company recorded contingent consideration expense of $2.9 million, compared to $3.2 million during the same period in 2012.

Amortization — finite lived intangible assets

Amortization expense of $5.2 million in the quarter ended March 31, 2013 relates to the Company’s finite-lived intangible asset. Following the regulatory approval of Kyprolis on July 20, 2012, we reclassified the portion of the Kyprolis acquired IPR&D asset that relates to the U.S. market, from indefinite lived intangible assets to finite-lived intangible assets. Finite-lived intangible assets consist of acquired IPR&D related to Kyprolis in the United States with a cost of $267.3 million, which is being amortized over its estimated useful life of 13 years, using the straight-line method, following the FDA approval of Kyprolis for marketing in the United States. At March 31, 2013, the accumulated amortization was $14.6 million.

Investment Income, net

Investment income consists of interest income and realized gains or losses from the sale of investments. Investment income of $0.6 million for the quarter ended March 31, 2013 was a decrease of $0.2 million from $0.8 million in the same period in 2012. This decrease was primarily due lower investment returns for the quarter ended March 31, 2013.

Interest Expense

Interest expense was $5.6 million for the three months ended March 31, 2013, compared to $5.3 million for the same period in 2012.  Interest expense primarily relates to the 4.0% convertible senior notes due 2016 issued in August 2009, and includes non-cash imputed interest expense of $3.1 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively .

Liquidity and Capital Resources

With the exception of the profitability we achieved for the years ended December 31, 2011, 2009 and 2008, we have incurred significant annual net losses since our inception and have relied primarily on public and private financing; combined with milestone payments we received from our collaborators, to fund our operations. At March 31, 2013, we had cash, cash equivalents and current and non-current marketable securities of $738.9 million compared to $492.8 million at December 31, 2012. The increase of $246.1 million was primarily attributable to net cash proceeds received of approximately $352.4 million from a public offering of 4.4 million shares of common stock, completed in January 2013, partially offset by cash used in operating activities of $111.2 million.

Cash Used in Operating Activities

Net cash used in operating activities was $111.2 million in the first three months of 2013 and $44.4 million in the first three months of 2012. Our net loss of $33.7 million in the first three months of 2013, and $56.2 million in the first three months of 2012, included $8.8 million and $7.3 million, respectively, of non-cash stock based compensation, and $10.3 million and $4.0 million, respectively, of depreciation and amortization expenses. At March 31, 2013, trade accounts receivable was $132.6 million, an increase of $53.5 million during the quarter and primarily due to increased sales following the commercial launch of Kyprolis during July 2012 and the extended payment terms granted to our customers, as described above. We expect Kyprolis related accounts receivable to increase over time. Deferred revenue at March 31, 2013 of $9.3 million relates to the deferral of revenue on Kyprolis until product is sold to the end customer. Receivable from collaboration partner also increased $22.7 million during the quarter, while accrued liabilities and accrued compensation decreased $11.5 million and $9.5 million, respectively.

Cash Provided by Investing Activities

Net cash provided by investing activities was $31.1 million for the three months ended March 31, 2013, compared to net cash used in investing activities of $0.6 million for the three months ended March 31, 2012. In the first three months of 2013, sales and maturities of marketable securities exceeded purchases by $37.1 million. Expenditures for capital equipment amounted to approximately $6.1 million in the first three months of 2013 and $8.9 million in the comparable period in 2012. Capital expenditures were primarily for construction of leasehold improvements at facilities in South San Francisco, California that we leased and subleased beginning in July 2010 and for equipment to accommodate our employee growth.

Cash Provided by Financing Activities

Net cash provided by financing activities was $363.4 million in the first three months of 2013, compared to $6.4 million in the first three months of 2012. During the first three months of 2013, net proceeds from issuances of common stock was $363.8 million, primarily due to the public offering of 4.4 million shares of common stock in January 2013 where the Company raised $352.4 million, in addition to an increase in exercises of employee stock options in 2013 compared to 2012.

Funding Requirements

We anticipate our operating costs to increase in 2013 as we continue to incur expenses for the commercial launch of Kyprolis in the U.S. and in certain countries around the world, to conduct sales and marketing, to manufacture additional commercial product and to further develop Kyprolis, including the ongoing CLARION, ENDEAVOR, FOCUS, ASPIRE, front line and CHAMPION trials, including the comparator drug costs for these trials and further development of oprozomib and other product candidates. These costs will be partially offset by net cash proceeds received of approximately $352.4 million from a public offering of 4.4 million shares of common stock in January 2013. In addition, the terms of the agreement and plan of merger for Proteolix provide that we may be required to pay up to an additional $365.0 million in earn-out payments upon the receipt of certain regulatory approvals.

We will incur cash outlays associated with our lease agreements, primarily related to the Company headquarters and adjacent buildings located and to be constructed in South San Francisco. In July 2010, we entered into arrangements to lease and sublease a total of approximately 126,493 square feet located at 249 East Grand Avenue, South San Francisco, California. In November 2011, we entered into arrangements to lease a total of approximately 170,618 square feet located at 259 East Grand Avenue, South San Francisco, California. In March 2013, we entered into an arrangement to lease an additional 107,000 square feet located at 269 East Grand Avenue, South San Francisco, California and the rent commencement date is expected to begin April 2014. As of March 31, 2013, the total future lease obligation related to the three building complex in South San Francisco was approximately $165.8 million.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under this standard, entities will be required to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income (for example, unrealized gains or losses on available for sale marketable securities) as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location would be required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts will be required only for components of AOCI reclassified into income in their entirety. Therefore, disclosure of the income statement line items affected by AOCI components such as net periodic benefit costs would not be included. The disclosures required with respect to income statement line item impacts would be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. This ASU is effective beginning January 1, 2013. Because this standard only impacts presentation and disclosure requirements, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal. We believe that we take a conservative approach to investing our cash in that we invest only in highly-rated securities, diversify our portfolio of investments by limiting the exposure to any one issuer and maintain a short overall duration. Our portfolio consists of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, U.S. government and government-related securities, investment grade corporate and municipal bonds. While we believe we take active measures to mitigate investment risk, such risks cannot be fully eliminated because of market circumstances particularly in the last few years. Our cash equivalents and investments are subject to market risk due to changes in interest rates. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. As part of our risk management procedures, we use analytical techniques including sensitivity analysis to monitor the interest rate risk in our portfolio. A hypothetical increase or decrease of 1% in market interest rates during the three months ended March 31, 2013 would have resulted in a $0.1 million increase or a less than $0.1 million decrease, respectively, in our net income for the three months ended March 31, 2013.

The table below presents the amounts and related weighted average interest rates of our cash equivalents and marketable securities at:

	March 31, 2013			December 31, 2012
	Maturity	Fair Value (In millions)	Average Interest Rate	Maturity	Fair Value (In millions)	Average Interest Rate
Cash equivalents, fixed rate	0-3 months	$71.9	0.1%	0 - 3 months	$34.9	0.1%
Marketable securities, fixed rate	over 3 months	$302.3	0.5%	over 3 months	$339.5	0.5%

Our 2016 Notes, with a total par value of $230.0 million at March 31, 2013, bear interest at a fixed rate of 4.0%. Due to the fixed interest rate, we have no exposure to interest rate fluctuations. However, underlying market risk exists related to an increase in our stock price which may make the conversion of our 2016 Notes to common stock beneficial to the holders of such notes. Conversion of the 2016 Notes currently would have a dilutive effect on any future earnings and book value per common share.

Liquidity Risk

At March 31, 2013, our investment portfolio includes $8.4 million AAA rated securities with an auction reset feature (“auction rate securities”) that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the auction rate securities as non-current marketable securities on the accompanying Condensed Consolidated Balance Sheet as March 31, 2013. We have determined the fair value to be $8.2 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $0.2 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. In general, the Company does not intend to sell any of the auction rate securities it holds, nor will the Company likely be required to sell any of the auction rate securities, before it recovers its amortized cost basis.

Credit Quality Risk

We are also subject to credit risk in connection with accounts receivable from our product sales of Kyprolis, which are primarily due from four United States distributors, who are our customers. We have contractual payment terms with our United States customers, which have extended payment terms during the initial product launch period. We monitor our customers’ financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. During the first quarter 2013 we did not recognize any charges for write-offs of accounts receivable related to Kyprolis.

Foreign Currency Exchange Rate Risk

A majority of Nexavar sales are generated outside of the United States, and a significant percentage of Nexavar commercial and development expenses are incurred outside of the United States. Our revenue from collaboration agreement is dependent on these foreign currency denominated activities. In addition, we incur research and development and general and administrative expenses outside of the United States. As a result of these underlying non-U.S. Dollar denominated activities, fluctuations in foreign currency exchange rates affect our operating results. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. Dollars for presentation in our financial statements, as well as our operating margins. The primary foreign currencies which we are exposed to are the euro, pound sterling and Swiss franc. A hypothetical increase or decrease of 1% in exchange rates between the these currencies versus the U.S. dollar during the three months ended March 31, 2013 would have resulted in a $0.1 million change in our net income based on our expected exposures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: The Company’s chief executive officer and chief financial officer reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013 to ensure the information required to be disclosed by the Company in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ending March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have marked with an asterisk (*) those risk factors below that reflect significant changes from the risk factors included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2013.

Nexavar is currently our main source of commercial revenues. If Nexavar fails and we, independently or in collaboration with Bayer, are unable to successfully commercialize other products, our business would fail.

Nexavar has generated substantially all our commercial revenues, including for the periods since Kyprolis and Stivarga were approved, and we rely on Nexavar revenues to fund our operations. Unless we can continue to successfully commercialize Kyprolis and other product candidates and Bayer continues to successfully commercialize Stivarga, we will continue to rely on Nexavar to generate most of our revenues and fund our operations. Kyprolis received FDA approval in July 2012 and is in the early stages of commercialization, while our other product candidates are still development-stage and/or subject to regulatory review, and we may never obtain approval of or earn revenues from any of our product candidates. Similarly, Stivarga received FDA approval in September 2012 but Bayer may be unsuccessful in continuing to commercialize it. Successful development and commercialization of these compounds and our other product candidates is highly uncertain and depends on a number of factors, many of which are beyond our control.

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

As a result of the acquisition of Proteolix, we may be required to pay up to an additional $365.0 million in three earn-out payments upon the receipt of certain regulatory approvals within pre-specified timeframes. We recorded a liability for this contingent consideration for the three earn-out payments with a fair value of $152.1 million at March 31, 2013 based upon a discounted cash flow model that uses significant estimates and assumptions. Any changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Consolidated Statements of Operations. Moreover, we may, at our discretion, make any of the remaining earn-out payments in the form of cash, shares of Onyx common stock or a combination thereof. If we elect to issue shares of our common stock in lieu of making an earn-out payment in cash, this would have a dilutive effect on our common stock and could cause the trading price of our common stock to decline.

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

Similarly, there are several competing therapies approved for the treatment of advanced kidney cancer, including Sutent, a multiple kinase inhibitor marketed in the United States, the European Union and other countries by Pfizer; Torisel, an mTOR inhibitor marketed in the United States, the European Union and other countries by Wyeth; Avastin, an angiogenesis inhibitor approved for the treatment of advanced kidney cancer in the United States and the European Union and marketed by Genentech, a member of the Roche Group; Afinitor, an mTOR inhibitor marketed in the United States and the European Union by Novartis; GlaxoSmithKline’s Votrient, a multiple kinase inhibitor, and Pfizer’s Inlyta, a kinase inhibitor recently approved by the FDA for the treatment of advanced kidney cancer in the United States. In addition, AVEO Pharmaceuticals, Inc. has announced that tivozanib demonstrated superiority over sorafenib in the primary endpoint of progression-free survival in a global randomized Phase 3 clinical trial of patients with advanced renal cell carcinoma. On May 2, 2013, the FDA’s Oncologic Drugs Advisory Committee voted that the application for investigational agent tivozanib did not demonstrate a favorable benefit-to-risk evaluation for the treatment of advanced renal cell carcinoma.  AVEO’s new drug application to the FDA seeking approval in this indication is expected to be complete by July 28, 2013. Nexavar’s market share in advanced kidney cancer has declined following the introduction of these products into the market.

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

Stivarga may face significant competition. CRC is a competitive marketplace with four approved targeted therapies and multiple therapies in phase 3 development. There are currently no approved therapies in the third line plus setting. GIST is a relatively infrequently occurring tumor for which there are currently two therapies approved in adjuvant, first and second line GIST, but none approved in the third line plus setting. Imatinib, marketed by Novartis, is a c-kit inhibitor approved in patients with Kit (CD117) positive unresectable and/or metastatic malignant GIST as well as the adjuvant treatment of adult patients following resection of Kit (CD117) positive GIST. Sunitinib, marketed by Pfizer, is a multi tyrosine kinase inhibitor approved in GIST after disease progression on or intolerance to imatinib. There are several therapies being developed in GIST, most notably phase 3 agents masitinib, by AB Science, and nilotinib by Novartis, and phase 2 agents ganetespib, by Synta, and pazopanib by GlaxoSmithKline.

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

*We are dependent on single source suppliers and manufacturers for Kyprolis and have not developed backups. Disruptions to our Kyprolis supply chain could materially reduce our future earnings and prospects.

We currently rely on single source suppliers and manufacturers for commercial production of Kyprolis. Significant time and effort is required to develop backup vendors or to replace a vendor in the case of a stoppage. A loss or disruption with any one of our manufacturers or suppliers could disrupt supply of Kyprolis, possibly for a significant time period, and we may not have sufficient inventories to maintain supply before the manufacturer or supplier could be replaced or the disruption is resolved. For example, our contract manufacturer for Kyprolis drug product has experienced media fill failures on the line used to produce Kyprolis, and from January to April 2013 the line was shut down for scheduled upgrades. Future media fill failures or shutdowns could delay the production of clinical or commercial supplies of Kyprolis, in which case we may not have sufficient inventory of Kyprolis product to satisfy our clinical and commercial requirements. In addition, marketed drugs and their contract manufacturing organizations are subject to continual review, including review and approval of their manufacturing facilities and the manufacturing processes, which can result in delays in the regulatory approval process and/or commercialization. Certain of the raw materials and components used in the manufacture of Kyprolis are provided by unaffiliated third-party suppliers and are specifically cited in the drug application, so that they must be obtained from that specific sole source and may not be obtained from another supplier unless and until the regulatory agency approved such supplier. Introducing a replacement or backup manufacturer or supplier for Kyprolis requires a lengthy regulatory and commercial process and there can be no guarantee that we could obtain necessary regulatory approvals in a timely fashion or at all. In addition, it is difficult to identify and select qualified suppliers and manufacturers with the necessary technical capabilities, and establishing new supply and manufacturing sources involves a lengthy and technical engineering process. Although we are in the process of developing secondary sources of manufacture and supply for Kyprolis, we have not yet done so and anticipate this process will require significant additional time to complete and we can provide no assurances that we will be successful. If our supply of Kyprolis is disrupted, this would have a negative impact on sales that we anticipate would materially diminish our revenues and future prospects.

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

•                  be unable to satisfy financial obligations to us or others; or

•                  cease operations.

*Regulatory approval may not be obtained for product candidates besides Nexavar, Kyprolis and Stivarga, or approval may be limited. In addition, additional regulatory approvals may not be obtained for Nexavar, Kyprolis and Stivarga.

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

Even if the FDA, EMA and other regulatory agencies approve marketing of our or Bayer’s products, the regulatory agency may impose requirements, conditions and restrictions that could significantly increase costs or delay, limit or eliminate our and Bayer’s ability to successfully commercialize those products. The regulatory agency may require additional pre-clinical, clinical or retrospective or prospective observational studies or trials at the time of the approval or during the post-marketing phase. For example, the FDA may require a risk evaluation and mitigation strategy, or REMS, which could include a Medication Guide or a Conditions to Assure Safe Use requirement such as special patient monitoring/management to minimize risk of drug-related adverse events. The EMA has endorsed legislation and implemented processes to ensure that every marketing authorization holder has an established and robust Pharmacovigilance process and can enforce new risk management measures for newly identified risks. These risk management measures can include safety studies or trials to further evaluate specified risks and study the risks in various populations and during long-term use. The regulatory agency may require post-marketing studies or trials to investigate known serious risks or signals of serious risks or identify unexpected serious risks and may require periodic status reports if new safety information develops. The regulatory agency may impose label restrictions to address safety concerns or limit the patient population. Such label restrictions could include limited indications and usage, expanded contraindications and expanded warnings and precautions. For serious drug-related adverse events, a recall of the product may be required and the regulatory agency could also withdraw existing regulatory approvals. Any REMS plan, post-marketing studies, trials or commitments, label restrictions or withdrawal of regulatory approvals could significantly delay, limit, or prevent successful commercialization of a product or otherwise severely harm our business, financial condition and future prospects. Failure to conduct post-marketing studies in a timely manner may also result in substantial civil fines and even future withdrawal of approval to commercialize.

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

Failure to successfully further develop Stivarga or Kyprolis could harm their commercialization, and failure to successfully launch or commercialize Kyprolis or Stivarga for these or any other reasons would significantly harm our business and future prospects.

*We may not obtain or retain adequate coverage or reimbursement for Kyprolis from third-party payers, which would harm our business.

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

We rely on the reimbursement coverage by federal and state government programs such as Medicare and Medicaid in the United States and will rely on equivalent programs in other countries, once we receive regulatory approval for Kyprolis in those countries. We also rely on coverage and reimbursement from private pharmaceutical insurers in the United States. To the extent that we seek approvals to market Kyprolis in foreign territories, we will need to work with the government-sponsored healthcare systems in Europe and other foreign jurisdictions that are the primary payers of healthcare costs in those regions. Governments and private payers may regulate prices, reimbursement levels and access to Kyprolis in order to control costs or to affect levels of use of our products. We cannot predict the future availability or level of coverage and reimbursement for Kyprolis or our product candidates and a reduction in coverage or reimbursement for our products could have a material adverse effect on our product sales and results of operations. In addition, our estimates of discounts and reserves against our gross sales of Kyprolis, referred to as gross to net adjustments, will continue to be informed and evolve as we continue to build a history of coverage and reimbursement for Kyprolis, which for some categories like Medicaid rebates and returns, may take up to a full year after launch.

Many of the patients in the United States who seek treatment with Kyprolis are eligible for Medicare benefits. Other patients are covered by private health plans. The Medicare program is administered by the Centers for Medicare & Medicaid Services, or CMS, and coverage and reimbursement for products and services under Medicare are determined pursuant to statute, regulations promulgated by CMS, and CMS’s subregulatory coverage and reimbursement determinations. It is difficult to predict exactly how CMS may apply those regulations and policy determinations to Kyprolis, and those regulations and interpretive determinations are subject to change. Moreover, the procedures and criteria by which CMS makes coverage and reimbursement determinations and the reimbursement amounts established by statute are subject to change, particularly because of budgetary pressures facing the Medicare program.

Medicare Part B provides limited coverage of outpatient drugs that are furnished “incident to” a physician’s services. Generally, “incident to” drugs are covered only if they satisfy certain criteria, including that they are of the type that is not usually self-administered by the patient and they are reasonable and necessary for a medically accepted diagnosis or treatment. To date Kyprolis is generally covered under Medicare Part B and the Medical benefit for private insurers. Medicare Part B generally pays for drugs provided in a hospital outpatient setting and in physicians’ offices under a payment methodology using Average Sales Price, or ASP, information. The U.S. Department of Health and Human Services Inspector General may compare the ASP for a drug or biological to the widely available market price, or WAMP, and the Medicaid Average Manufacturer Price, or AMP, for that drug or biological, and if the ASP exceeds the WAMP or AMP by at least 5 percent and other conditions are met, CMS can reduce Medicare payment rates.

Physicians who administer Kyprolis to Medicare beneficiaries in their offices are reimbursed at wholesale acquisition cost (WAC) plus six percent until ASP data are available, at which point reimbursement changes to ASP plus six percent. Through 2012, Kyprolis was reimbursed at 95 percent of average wholesale price, or AWP, in the hospital outpatient setting. Effective January 1, 2013, Kyprolis was assigned with a product specific C code and pass-through status and will generally be reimbursed by CMS at WAC plus six percent until there is sufficient sales data for CMS to calculate an ASP, at which time we expect payment to transition to ASP plus six percent. Effective April 1, 2013 Kyprolis will be reimbursed under the ASP system by CMS.  Historically, this reimbursement has been at ASP plus 6%. However, under sequestration, aggregate Medicare payments for drugs and biologicals administered by physicians and hospital outpatient departments, including Kyprolis, have been reduced by up to 2 percent, effective April 1, 2013. We therefore expect reimbursement in the second quarter of 2013 to approximate ASP plus 4.3%. In future years, Congress also could enact legislation to change the reimbursement rate in physician offices or hospital outpatient departments. In addition, when Kyprolis no longer has pass-through status, CMS could implement regulations to change both the hospital payment rate and the cost threshold for determining whether a drug is separately reimbursed in hospital outpatient departments, and these changes could adversely affect payment for Kyprolis. This reduction in CMS reimbursement rates could reduce the number of physician offices and hospital outpatient departments that furnish injectable drugs such as Kyprolis, and therefore could have at least a temporary negative impact on Kyprolis net revenues.  If, as described above, sequestration reduces the number of physicians and hospital outpatient departments that furnish injectable drugs, such as Kyprolis, the proportion of Kyprolis patients receiving treatments in 340B entities could increase, resulting in more sales by us of Kyprolis at the significantly discounted 340B ceiling price.

*If we fail to comply with our reporting and payment obligations under governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in the Medicaid Drug Rebate program, established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. We also participate in and have certain price reporting obligations to several states, and we have obligations to report ASP for the Medicare program. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for each unit of our drug dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to  CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the AMP and, in the case of innovator products such as Kyprolis, the best price, or BP for each drug.

CMS has issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Healthcare Reform Act or the PPACA, but has not yet issued final regulations. Moreover, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.

The availability of federal funds under Medicaid and Medicare Part B to pay for Kyprolis and any other products that are approved for marketing also is conditioned on our participation in the Public Health Service 340B drug pricing program. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These covered entities include hospitals that serve a disproportionate share of poor Medicare beneficiaries, as well as a variety of community health clinics and other recipients of health services grant funding. PPACA expanded the 340B program to include additional entity types: certain free standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Act. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the Medicaid rebate program. Changes to the definition of AMP and the Medicaid rebate amount under PPACA and CMS’s issuance of final regulations implementing those changes also could affect our 340B ceiling price for Kyprolis or any other of our products that are approved for marketing and negatively impact our results of operations.

Federal law also requires that a company that participates in the Medicaid rebate program report ASP information to CMS for certain categories of drugs that are paid under Part B of the Medicare program.  Manufacturers calculate ASP based on a statutorily defined formula and interpretations of the statute by CMS as to what should or should not be considered in computing ASP.  An ASP for each National Drug Code for a product that is subject to the ASP reporting requirement must be submitted to CMS no later than 30 days after the end of each calendar quarter.  CMS uses these submissions to determine payment rates for drugs under Medicare Part B.  Changes affecting the calculation of ASP could affect the ASP calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. The Medicaid rebate amount is computed each quarter based on our submission to the CMS of our current AMPs and BPs for the quarter. If we become aware that our reporting for prior quarters was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations serve to increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the price that we are required to charge certain safety-net providers under the Public Health Service 340B drug discount program. Any revisions to previously reported Medicaid pricing data also may require revisions to the 340B ceiling prices that were based on those data and could require the issuance of refunds.

We have very limited experience marketing a Medicare Part B drug, or reporting AMP, BP and ASP information, as is required by CMS. If we fail to collect and report information correctly and on a timely basis, our business could be harmed. If we are found to have made a misrepresentation in the reporting of AMP, BP or ASP, we may be subject to significant civil and criminal penalties, including exclusion from federal health care programs.  While we will implement policies in an effort to comply with mandated reimbursement rates, the United States government, state governments and private payers frequently pursue actions against pharmaceutical and biotechnology companies alleging that the companies have overstated prices in order to inflate reimbursement rates. Any such action could adversely affect the pricing of and the commercial success of our products and expose us to civil money penalties or other liability.

In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false AMP, ASP or BP information to the government, we may be liable for civil monetary penalties in the amount of $100,000 per item of false information. Our failure to submit monthly/quarterly AMP, ASP and BP data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the submission is late beyond the due date. In the event that the CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

In September 2010, CMS and the Office of the Inspector General indicated that they intend more aggressively to pursue companies who fail to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.

The PPACA also obligates the Secretary of the Department of Health and Human Services to create regulations and processes to improve the integrity of the program and to update the agreement that manufacturers must sign to participate in the program to obligate manufacturers to sell to covered entities if they sell to any other purchaser and to report to the government the ceiling prices for its drugs.

*Healthcare law and policy changes, including those based on recently enacted legislation, may impact our business in ways that we cannot currently predict and these changes could have a material adverse effect on our business and financial condition

In March 2010, the Healthcare Reform Act or the PPACA, was adopted. This law substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, and fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

The PPACA is expected to impact the United States pharmaceutical industry substantially, including with regard to how health care is financed by both governmental and private insurers. Among the provisions of PPACA of greatest importance to the pharmaceutical industry are the following:

•                  an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, not including orphan drug sales;

•                  an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1 percent and 13 percent of the average manufacturer price for innovator and non-innovator drugs, respectively;

•                  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50 percent point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•                  extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•                  expansion of eligibility criteria for Medicaid programs, thereby potentially increasing manufacturers’ Medicaid rebate liability;

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

Many of the PPACA’s most significant reforms do not take effect until 2014 and thereafter, and their details will be shaped significantly by implementing regulations that have yet to be finalized.  In 2012, the Supreme Court of the United States heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of PPACA. The Supreme Court’s decision upheld most of the PPACA and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, the Supreme Court struck down a provision in the PPACA that penalized states that choose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133 percent of the federal poverty limit. As a result of the Supreme Court’s ruling, it is unclear whether states will expand their Medicaid programs by raising the income limit to 133 percent of the federal poverty level and whether there will be more uninsured patients in 2014 than anticipated when Congress passed the PPACA. For each state that does not choose to expand its Medicaid program, there will be fewer insured patients overall, which could impact our sales, business and financial condition.

While the constitutionality of key provisions of PPACA were recently upheld by the Supreme Court, legislative changes to it remain possible. We expect that the PPACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase our product sales or successfully commercialize our product candidates or could limit or eliminate our future spending on development projects.   In addition to the PPACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payers to keep healthcare costs down while expanding individual healthcare benefits.  For example, legislation may be introduced in Congress that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

•                  future fee and milestone payments.

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

The FDA-approved package inserts for Nexavar, Kyprolis and Stivarga includes several warnings relating to observed adverse reactions. For example, severe and sometimes fatal hepatotoxicity has been observed in clinical studies of Stivarga and severe and sometimes fatal cardiac events or hepatotoxicity has been observed in clinical studies of Kyprolis. The adverse reaction of hepatotoxicity is highlighted as a boxed warning in the labeling for Stivarga, which could increase regulatory scrutiny for adequately addressing risk information in promotional messaging.   A number of these and other adverse reactions are highlighted in the warnings and precautions section of each of these labels.   With commercial use and additional clinical trials of these products, we and Bayer have updated and expect to continue to update adverse reactions listed in the package insert to reflect current information. If additional adverse reactions emerge, or a pattern of severe or persistent previously observed side effects is observed in the relevant patient populations, the FDA or other regulatory agencies could modify or revoke marketing approval of any product or we may choose to withdraw one or more products from the market. If this were to occur, we may be unable to obtain marketing approval in additional indications. In addition, if patients receiving Nexavar, Kyprolis or Stivarga were to suffer harm as a result of their use of these products, these patients or their representatives may bring claims against us. These claims, or the mere threat of these claims, could have a material adverse effect on our business and results of operations.

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

If previously unforeseen and unacceptable side effects are observed in Nexavar, Kyprolis, or Stivarga, or the seriousness or incident rate of previously observed side effects were to increase, we may be unable to proceed with further clinical trials, to seek or obtain regulatory approval in one or more indications, maintain current regulatory approvals or otherwise realize full commercial benefits of our products. In clinical trials, patients may be treated with Nexavar, Kyprolis, or Stivarga as a single agent or in combination with other therapies. During the course of treatment, these patients may die or suffer adverse medical effects for reasons unrelated to our products, including adverse effects related to the products that are administered in combination with our products. These adverse effects may impact the interpretation of clinical trial results, which could lead to adverse conclusions regarding the toxicity or efficacy of Nexavar, Kyprolis or Stivarga.

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

•                  patients’ reliance on patient assistance programs, under which we provide free drugs;

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

*We may be subject to pharmaceutical pricing and third-party reimbursement pressures.

Third-party payers and governments are increasingly challenging the pricing of medical products and services, especially in markets outside of the U.S., and their evolving policies may affect the price levels for Nexavar, Kyprolis or Stivarga, or any other future product. Governments outside of the United States may increase their use of risk-sharing programs and governments may increasingly rely on health, economic and budget impact assessments to determine pricing thresholds for cancer drugs. In addition, the market for our products in the U.S. may be limited by reforms being explored by third party payers, including payment reforms (e.g., reduction in buy and bill reimbursement rates), patient cost sharing reforms and reforms in utilization management (e.g. increased use of prior authorizations and clinical pathways). Non-government organizations can influence the use of our products and coverage decisions for our products in the United States and elsewhere.

Our success in Europe and other regions, particularly in Asia Pacific, could also depend on obtaining and maintaining government reimbursement. For example, in Europe and in many other international markets, patient access is limited for medicines that are not reimbursed by the government. Negotiating prices with governmental authorities can delay commercialization by up to twelve months or more. Even if reimbursement is available, reimbursement policies may adversely affect sales and profitability of our marketed products. In addition, in Europe and in many international markets, governments control the prices of prescription pharmaceuticals and expect prices of prescription pharmaceuticals to decline over the life of the product or as volumes increase. In some cases, health authorities in countries that have been hit particularly hard by the financial crisis limit reimbursement of oncology drugs to specific patient subpopulations to limit the budget impact. In the Asia-Pacific region, excluding Japan, China leads in Nexavar sales, however, reimbursement typically requires multiple steps. Also, in March 2013, health authorities in China published a new National Essential Drug List, or NEDL, which lists medicines that are expected to be sold at government controlled prices. Although some basic chemotherapies were included for the first time, there were no targeted oncology drugs, including Nexavar, on the NEDL. Reimbursement policies are subject to change due to economic, political or competitive factors. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the role of the National Institute for Health and Clinical Excellence in the United Kingdom, which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, more countries are introducing international price referencing as part of their price evaluations to ensure they are receiving competitive prices.  This price referencing can reduce the price potential in a given country and through referencing, a price cut in one country can also reduce prices in other countries. In some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on revenue potential within a country.

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

Our financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

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

•                  loss of revenues and depletion of our cash reserves.

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

Patents and patent applications covering Nexavar and Stivarga are owned by Bayer. Those Nexavar patents that arose out of our collaboration agreement with Bayer are licensed to us, including two United States patents covering Nexavar and pharmaceutical compositions of Nexavar. Both patents will expire January 12, 2020. These two patents are listed in the FDA’s Approved Drug Product List (Orange Book). Based on publicly available information, Bayer also has patents in several European countries covering Nexavar, which will expire in 2020. Bayer has other patents and patent applications pending worldwide that cover Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extension, the entitlement to and the term of which cannot presently be calculated, in part because Bayer does not share with us information related to its Nexavar patent portfolio. Patents and patent applications covering Stivarga are owned by Bayer. Bayer has an issued patent in Europe that claims Stivarga and expires in 2024, and applications pending in the United States and other countries of the world that, if issued, will also have a patent term of 2024. The 2024 expiration date is without considering any patent term extension that the patents may be entitled to. We cannot be certain that Bayer’s issued patents and future patents if they issue will provide adequate protection for Nexavar or Stivarga or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise. Similarly, we cannot be certain that the patents and patent applications owned by us, acquired in the Proteolix acquisition, or licensed to us by any licensor, will provide adequate protection for Kyprolis or any other product, or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise. The patents related to Kyprolis and oprozomib will begin to expire in 2025 and 2027, respectively. Third parties may claim to have rights in the assets that we acquired with Proteolix, including Kyprolis, or to have intellectual property rights that will be infringed by our commercialization of our assets, including those that we acquired with Proteolix. If third parties were to succeed in such claims, our business and company could be harmed.

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

In addition, on September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office has recently adopted regulations and procedures to govern administration of the Leahy-Smith Act. It is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

*Limited foreign intellectual property protection and compulsory licensing could limit our revenue opportunities.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. The requirements for patentability may differ in certain countries, particularly developing countries. For example, in 2009, we became aware that a third-party had filed an opposition proceeding with the Chinese patent office to invalidate the patent that covers Nexavar. Unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug, such as Nexavar. The Chinese courts ultimately determined the matter in Bayer’s favor, and thus the Nexavar Chinese patent has been upheld, but we or Bayer could be subject to similar claims in the future. Generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of the Nexavar patents, requiring Bayer and us to engage in complex, lengthy and costly litigation or other proceedings. Generic drug manufacturers may develop, seek approval for, and launch generic versions of Nexavar. For example, Bayer has a patent in India that covers Nexavar. Cipla Limited, an Indian generic drug manufacturer, applied to the Drug Controller General of India, or DCGI, for market approval for Nexavar, which Bayer sought to block based on its patent. Bayer sued the DCGI and Cipla Limited in the Delhi High Court requesting an injunction to bar the DCGI from granting Cipla Limited market authorization. The Court ruled against Bayer, stating that in India, unlike the U.S., there is no link between regulatory approval of a drug and its patent status. Bayer unsuccessfully appealed. Consequently, Bayer has appealed to the Indian Supreme Court, and has filed a patent infringement suit against Cipla that is currently pending before the Delhi high court.  Cipla, however, is now selling a generic version of Nexavar in India.

In 2012, the Controller of Patents in India granted Natco a non-exclusive compulsory license under Bayer’s patent 215758 to make and sell sorafenib tosylate in India, with no right to sublicense or to export, for a 6 percent royalty.   Bayer filed an appeal to the Intellectual Property Appellate Board (IPAB) in Chenai.  The IPAB upheld the license but raised the royalty to 7 percent.   An appeal is being filed by Bayer with the High Court in Mumbai and further appeal may be available up to the Supreme Court.  Bayer has informed us that it will continue to vigorously defend its patent rights, but there can be no assurance of success in this matter. Two other Indian companies, MDL ChemPharm and BDR Pharmaceuticals Inc., have filed for a compulsory license to sell generic Nexavar. Bayer has sued both these parties for patent infringement.

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

If a fundamental change occurs prior to the maturity date of the 2016 Notes, holders of the notes will have the right, at their option, to require us to repurchase all or a portion of their notes. In addition, if a fundamental change occurs prior to the maturity date of 2016 Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its notes in connection with such fundamental change. A fundamental change is defined in the indenture governing the 2016 Notes and includes certain transactions resulting in a change of control of our common stock, the approval of a plan for our liquidation or dissolution or the delisting of our common stock from Nasdaq or other national securities exchanges. In addition, the indenture for the notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2016 Notes. These and other provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.

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

•                  require stockholders to give advance notice prior to submitting proposals for consideration at stockholders’ meetings or to nominate persons for election as directors; and

•                  restrict certain business combinations between us and any person who beneficially owns 15 percent or more of our outstanding voting stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1(1)†*	Agreement and Plan of Merger dated as of October 10, 2009 among the Company, Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.

2.2(2)†	Amendment No. 1 to Agreement and Plan of Merger dated as of January 27, 2011 between the Company and Shareholder Representative Services LLC.

3.1(3)	Restated Certificate of Incorporation of the Company.

3.2(4)	Amended and Restated Bylaws of the Company.

3.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.5(7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2(3)	Specimen Stock Certificate.

4.3(8)	Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.4(8)	First Supplemental Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.5(8)	Form of 4.00% Convertible Senior Note due 2016.

10.23(iii)+	Separation Agreement between the Company and John Osborn, effective as of March 12, 2013.

10.36(ii)†	Amended and Restated License, Development and Commercialization Agreement among the Company, Onyx Therapeutics, Inc., and Ono Pharmaceutical Co., Ltd., dated as of March 31, 2013.

10.39+	Letter Agreement between the Company and Pablo Cagnoni, dated as of January 25, 2013.

31.1(9)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(9)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(9)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ONYX PHARMACEUTICALS, INC.

Date: May 8, 2013	By:	/s/ N. Anthony Coles
N. Anthony Coles
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2013	By:	/s/ Matthew K. Fust
Matthew K. Fust
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1(1)†*	Agreement and Plan of Merger dated as of October 10, 2009 among the Company, Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.

2.2(2)†	Amendment No. 1 to Agreement and Plan of Merger dated as of January 27, 2011 between the Company and Shareholder Representative Services LLC.

3.1(3)	Restated Certificate of Incorporation of the Company.

3.2(4)	Amended and Restated Bylaws of the Company.

3.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.5(7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2(3)	Specimen Stock Certificate.

4.3(8)	Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.4(8)	First Supplemental Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.5(8)	Form of 4.00% Convertible Senior Note due 2016.

10.23(iii)+	Separation Agreement between the Company and John Osborn, effective as of March 12, 2013.

10.36(ii)†	Amended and Restated License, Development and Commercialization Agreement among the Company, Onyx Therapeutics, Inc., and Ono Pharmaceutical Co., Ltd., dated as of March 31, 2013.

10.39+	Letter Agreement between the Company and Pablo Cagnoni, dated as of January 25, 2013.

31.1(9)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(9)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(9)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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