Form 10-Q
period 2013-06-30
ONYX PHARMACEUTICALS INC
filed 2013-08-09
CIK 1012140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of outstanding shares of the registrant’s common stock, $0.001 par value was 73,338,780 as of August 5, 2013.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Note 1)
	(In thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$323,068	$153,244
Marketable securities, current	427,388	331,192
Accounts receivable, net	131,311	79,117
Receivable from collaboration partners	80,190	68,209
Inventory	28,768	14,563
Deferred tax asset	3,416	3,416
Prepaid expenses and other current assets	27,584	38,215
Total current assets	1,021,725	687,956
Marketable securities, non-current	5,451	8,323
Property and equipment, net	32,331	25,933
Finite - lived intangible assets, net	247,528	257,969
Intangible assets - in-process research and development	171,500	171,500
Goodwill	193,675	193,675
Other assets	7,032	6,215
Total assets	$1,679,242	$1,351,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,833	$275
Accrued liabilities	44,325	48,252
Accrued clinical trials and related expenses	37,859	39,684
Accrued compensation	22,491	29,575
Deferred revenue	10,027	9,811
Other current liabilities	4,816	3,772
Total current liabilities	122,351	131,369
Convertible senior notes due 2016	180,700	174,404
Liability for contingent consideration, non-current	155,115	149,163
Deferred tax liability	51,940	51,940
Other liabilities	25,537	24,576

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued and oustanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 73,056,158 and 67,479,518 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	73	67
Additional paid-in capital	1,882,131	1,471,585
Receivable from stock option exercises	(53)	(534)
Accumulated other comprehensive income (loss)	(640)	74
Accumulated deficit	(737,912)	(651,073)
Total stockholders’ equity	1,143,599	820,119
Total liabilities and stockholders’ equity	$1,679,242	$1,351,571

See accompanying notes

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)

Revenue:
Revenue from collaboration agreement	$81,828	$72,704	$152,135	$144,736
Product revenue	61,037	—	125,045	—
Royalty revenue	10,161	—	19,338	—
Contract revenue from collaborations	—	—	2,000	—
Total revenue	153,026	72,704	298,518	144,736

Operating expenses:
Cost of goods sold (excludes amortization of intangible assets)	2,043	—	4,011	—
Research and development	102,761	76,356	194,063	157,017
Selling, general and administrative	87,512	48,907	160,057	87,851
Contingent consideration expense	3,022	53,214	5,952	56,392
Intangible asset amortization	5,221	—	10,441	—
Total operating expenses	200,559	178,477	374,524	301,260

Income (loss) from operations	(47,533)	(105,773)	(76,006)	(156,524)
Investment income, net	558	619	1,160	1,377
Interest expense	(5,712)	(5,374)	(11,338)	(10,670)
Other income (expense)	(464)	4,464	(620)	3,559
Income (loss) before provision (benefit) for income taxes	(53,151)	(106,064)	(86,804)	(162,258)
Provision (benefit) for income taxes	17	(15)	35	3
Net income (loss)	$(53,168)	$(106,049)	$(86,839)	$(162,261)

Basic and diluted net income (loss) per share	$(0.73)	$(1.65)	$(1.20)	$(2.54)

Shares used in computing basic and diluted net loss per share	72,951	64,209	72,113	63,953

See accompanying notes

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended, June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income (loss)	$(53,168)	$(106,049)	$(86,839)	$(162,261)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on available for sale securities, net	(682)	649	(714)	1,399
Comprehensive income (loss)	$(53,850)	$(105,400)	$(87,553)	$(160,862)

See accompanying notes

ONYX PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(86,839)	$(162,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,298	2,492
Stock-based compensation	21,853	18,573
Amortization of convertible senior notes discount and debt issuance costs	6,300	5,581
Amortization of finite-lived intangible assets	10,441	—
Changes in fair value of liability for contingent consideration	5,952	56,392
Non-cash milestone payment received	—	(1,462)
Realized losses on sale of marketable securities	94	—
Changes in operating assets and liabilities:
Accounts receivable	(52,194)	—
Receivable from collaboration partners	(11,981)	(3,780)
Inventory	(14,205)	—
Prepaid expenses and other current assets	10,631	25
Other assets	(817)	(3,029)
Accounts payable	2,558	84
Accrued liabilities	(3,927)	(10,119)
Accrued clinical trials and related expenses	(1,825)	5,886
Accrued compensation	(7,084)	(3,190)
Deferred revenue	216	—
Lease termination exit costs liability	—	(3,177)
Other current liabilities	1,044	—
Other liabilities	961	11,008
Net cash (used in) provided by operating activities	(114,524)	(86,977)

Cash flows from investing activities:
Purchases of marketable securities	(276,270)	(124,070)
Sales of marketable securities	16,182	104,764
Maturities of marketable securities	165,956	131,516
Capital expenditures	(10,696)	(16,063)
Net cash (used in) provided by investing activities	(104,828)	96,147

Cash flows from financing activities:
Repurchases of restricted stock awards	(417)	(124)
Net proceeds from issuances of common stock	389,602	25,608
Payment for redemption of convertible senior notes	(9)	—
Net cash provided by financing activities	389,176	25,484

Net increase (decrease) in cash and cash equivalents	169,824	34,654
Cash and cash equivalents at beginning of period	153,244	171,552
Cash and cash equivalents at end of period	$323,068	$206,206

Supplemental cash flow data
Cash paid during the period for income taxes	$34	$42
Cash paid during the period for interest	$4,600	$4,600

See accompanying notes

ONYX PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited financial statements furnished herein include all adjustments necessary for a fair presentation of Onyx Pharmaceuticals, Inc.’s (“Onyx” or the “Company”) financial position at June 30, 2013, and the results of its operations for the three months and six months ended June 30, 2013 and 2012, and cash flows for the six months ended June 30, 2013 and 2012. These interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements. The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain prior period amounts have been reclassified to conform to current year presentation. There was no effect on net income (loss) or equity related to these reclassifications.

Significant Accounting Policies

As of June 30, 2013, there have been no material changes to the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Thus, actual results could differ from those estimates. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other future operating periods.

Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

The Company operates in one segment — the discovery and development of novel cancer therapies.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable, cash equivalents and marketable securities.

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

Note 2. Revenue from Collaboration Agreement

Collaboration Agreement with Bayer

Revenue from collaboration agreement consists of: the Company’s share of the pre-tax commercial profit generated from its collaboration with Bayer HealthCare Pharmaceuticals, Inc., or Bayer; reimbursement of the Company’s shared marketing costs related to Nexavar; and royalty revenue. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. The Company records revenue from collaboration agreement on a quarterly basis. Revenue from collaboration agreement is derived by calculating net sales of Nexavar to third-party customers and deducting the cost of goods sold, distribution costs, marketing costs (including, without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses and Bayer marketing services expenses), Phase 4 clinical trial costs and allocable overhead costs. Reimbursement by Bayer of the Company’s shared marketing costs related to Nexavar and royalty revenue is also included in the “Revenue from collaboration agreement” line item in the accompanying statement of operations.

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

The Company’s collaboration agreement with Bayer will terminate when patents expire that were issued in connection with product candidates discovered under the agreement, or at the time when neither the Company nor Bayer is entitled to profit sharing under the agreement, whichever is latest. The Company’s co-promotion agreement with Bayer will terminate upon the earlier of the termination of the Company’s collaboration agreement with Bayer or the date products subject to the co-promotion agreement are no longer sold by either party in the United States due to a permanent product withdrawal or recall or a voluntary decision by the parties to abandon the co-promotion of such products in the United States. Either party may also terminate the co-promotion agreement upon failure to cure a material breach of the agreement within a specified cure period. The Company’s agreement regarding regorafenib will terminate on a country-by-country basis when the Company is no longer entitled to receive royalties in a particular country. Refer to Note 4 “Royalty Revenue from Stivarga” for further details.

Revenue from collaboration agreement was $81.8 million and $152.1 million for the three months and six months ended June 30, 2013, respectively, compared to $72.7 million and $144.7 million for the same periods in the prior year, calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Onyx’s share of collaboration commercial profit	$77,126	$65,913	$143,318	$132,605
Reimbursement of Onyx’s shared marketing expenses	4,702	6,791	8,817	12,131
Revenue from collaboration agreement	$81,828	$72,704	$152,135	$144,736

Note 3. Product Revenue

Product revenue consists of revenue recorded on the sale of Kyprolis which was launched in the U.S. during the third quarter of 2012. The Company records revenue on the sale of Kyprolis once its distributors sell the product to the end customers. Product revenue is derived by calculating the net sales of Kyprolis by its distributors to the end customers and deducting the estimated government rebates, chargebacks, returns reserve and distribution costs.

Product revenue was $61.0 million and $125.0 million for the three months and six months ended June 30, 2013, respectively, compared to no product revenue for the same periods in the prior year, calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Product revenue, gross	$69,269	$—	$134,728	$—
Government rebates, chargebacks and other	(4,952)	—	(3,301)	—
Returns reserves and distribution fees	(3,280)	—	(6,382)	—
Product revenue, net	$61,037	$—	$125,045	$—

Government rebates, chargebacks and other include a credit of $5.9 million, during the three months ended March 31, 2013, related to a change in an accounting estimate following the completion of a product replacement program, as discussed below.

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the nature of the fee charged for products or services delivered and the collectability of those fees. Where the revenue recognition criteria are not met, the Company defers the recognition of revenue until such time that all criteria under the provision are met. The Company sells Kyprolis through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Health care providers order Kyprolis through these distributors. Since launching Kyprolis, the Company has deferred the recognition of revenue until the product is sold to end users such as health care providers, due to the inherent uncertainties in estimating normal channel inventory at distributor locations. As of June 30, 2013, deferred revenue related to sales of Kyprolis was $10.0 million.

Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions.

	Chargebacks	Rebates and Other	Distribution Fees and Returns	Total
	(In thousands)

Balance as of December 31, 2012	$5,708	$1,946	$2,286	$9,940
Provision related to current period sales	8,345	843	6,382	15,570
Credits/ Payments	(8,675)	(116)	(5,600)	(14,391)
Other	(5,088)	(800)	—	(5,888)
Balance as of June 30, 2013	$290	$1,873	$3,068	$5,231

Chargebacks, Government Rebates and Other Deductions: For Kyprolis sales in the U.S., the Company estimates reductions to product sales for qualifying federal and state government programs including discounted pricing offered to Public Health Services, or PHS, as well as government-managed Medicaid programs. The Company’s reserve for PHS is based on actual chargebacks that distributors have claimed for reduced pricing offered to such health care providers. The Company’s reserve for Medicaid is based upon statutorily-defined discounts, estimated payer mix, expected sales to qualified healthcare providers, and the Company’s expectation about future utilization. Government rebates that are invoiced directly to the Company are recorded in accrued liabilities on its Condensed Consolidated Balance Sheet. For qualified programs that can purchase the Company’s products through distributors at a lower contractual government price, the distributors charge back to the Company the difference between their acquisition cost and the lower contractual government price, which the Company records as allowances against accounts receivable on its Condensed Consolidated Balance Sheet. The Company also provided financial assistance to qualifying patients that are underinsured, or cannot cover the cost of commercial coinsurance amounts, through its patient assistance program, Onyx 360. Onyx 360 is available to patients in the U.S. and its territories who meet various financial need criteria.

In connection with the launch of Kyprolis, the Company offered a product replacement program under which certain sales could qualify for the shipment of a free second vial. This program was in effect for sales made through November 30, 2012, and all free replacement vials were required to be authorized by the Company prior to March 23, 2013. Based on historical program utilization rates for similar products, management estimated that this program would be utilized and adjusted its government rebate and chargeback calculations accordingly for the quarters ended September 30, 2012 and December 31, 2012. During March 2013, the product replacement program came to an end. Since no product replacement claims which met the requirements of the program were received, the Company reduced its Medicaid rebate and PHS chargeback accrual by $5.9 million, which increased product revenue by the same amount, or $0.08 per share, during the six months ended June 30, 2013.

Distribution Fees and Product Returns: The Company has written contracts with its customers that include terms for distribution-related fees. The Company records distribution fees due to its customers based on the number of units sold to health care providers. Consistent with industry practice, the Company offers its U.S. customers a limited right to return product purchased directly from the Company, which is principally based upon the product’s expiration date. The Company will accept returns for expired product during the three months prior to and after the product expiration date, on product that had been sold to the health care providers. Product returned is generally not resalable given the nature of the Company’s products and method of administration. The Company has developed estimates for Kyprolis product returns based upon: historical industry information regarding product return rates of comparable products, including Nexavar, the Company’s other oncology product; inventory levels in the distribution channel; and other relevant factors. To date, actual Kyprolis product returns have been negligible.

Note 4. Royalty Revenue from Stivarga

In September 2012, Bayer HealthCare received approval in the United States for Stivarga® (regorafenib) tablets. Stivarga royalty revenue was $10.2 million and $19.3 million for the three months and six months ended June 30, 2013, respectively, or 20% of global net sales in jurisdictions that have received commercial marketing approval. In October 2011, Onyx and Bayer entered into an agreement regarding regorafenib under which the parties agreed that Bayer would pay Onyx a royalty of 20% of any future worldwide net sales in jurisdictions that have received commercial marketing approval. Onyx and Bayer also agreed that Onyx will have no obligation to pay past or future development and commercialization costs of regorafenib. Onyx has opted to co-promote regorafenib in the United States with Bayer, and to provide related medical science liaisons, under a fee-for-service arrangement, and recorded approximately $2.1 million and $3.7 million during the three months and six months ended June 30, 2013, respectively, which was classified net of selling, general and administrative expense on the Consolidated Statements of Operations. Development of regorafenib is managed by the same joint governance bodies that manage development of Nexavar; however, in the event of disagreement Bayer has the right to make final decisions for regorafenib.

Note 5. Contract Revenue from Collaboration

In May 1995, the Company entered into a research and development collaboration agreement with Warner-Lambert Company (formerly Parke Davis), now a subsidiary of Pfizer, Inc., or Pfizer, to discover and commercialize small molecule drugs that restore control of, or otherwise intervene in, the misregulated cell cycle in tumor cells. Under this agreement, the Company developed screening tests, or assays, for jointly selected targets, and transferred these assays to Pfizer for screening of its compound library. The discovery research term ended in August 2001. Because Pfizer is developing a compound identified through this collaboration, the Company is entitled to receive payments upon achievement of certain clinical development and regulatory milestones and is entitled to receive royalties on worldwide sales.

As a result of the collaboration, Pfizer identified palbociclib (formerly known as PD-0332991), a selective inhibitor of cyclin-dependent kinase 4/6, or CDK 4/6. Pfizer began clinical testing with this drug candidate in late 2004. During the six months ended June 30, 2013, the Company earned $2.0 million in clinical development milestone fees from Pfizer and since the inception of this agreement, the Company has earned $5.0 million in clinical development milestone fees relating to this drug candidate. Milestone payments earned under this agreement are classified as “Contract revenue from collaboration” on the Consolidated Statements of Operations. Under this agreement, remaining additional potential milestones payable by Pfizer to Onyx are, in aggregate, up to approximately $9.5 million and royalty payments will be based on 8% of net sales, if any. The remaining milestone payments may only become payable based on the efforts of Pfizer and therefore do not meet the definition of a substantive milestone. Since the Company does not have any remaining performance obligations under this agreement, such milestone payments would be recognized as revenue if and when received.

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

Note 6. Acquisition of Proteolix

On November 16, 2009, or the Acquisition Date, the Company acquired Proteolix under the terms of an Agreement and Plan of Merger, or the Merger Agreement, entered into in October 2009. Under the Merger Agreement, the aggregate consideration payable by the Company to former Proteolix stockholders consisted of $276.0 million in cash at closing, and several earn-out payments. The three remaining earn-out payments, that potentially total $365.0 million, are contingent upon the achievement of certain regulatory approvals for Kyprolis in the U.S. and Europe within pre-specified timeframes, as follows:

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

Under certain circumstances, including if the Company fails to satisfy regulatory approval-related diligence obligations under the Merger Agreement, the Company may be required to make one or more earn-out payments even if the associated regulatory approvals are not received. Subject to the terms and conditions set forth in the Merger Agreement, the Company may, in its sole discretion, make any of the remaining earn-out payments that become payable to former holders of Proteolix preferred stock in the form of cash, shares of the Company’s common stock or a combination thereof.

The range of the undiscounted amounts the Company could be required to pay for the remaining earn-out payments is between zero and $365.0 million. The liability for contingent consideration is recorded at fair value at each reporting date based on a probability-weighted discounted cash flow analysis that includes significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. These inputs include the probability of technical and regulatory success (“PTRS”) for unapproved product candidates considering their stages of development. As of June 30, 2013, the liability for contingent consideration was $155.1 million.

Contingent consideration expense/(benefit) is recognized for any changes in the fair value of the liability for contingent consideration. Changes to the estimates and assumptions used to estimate this liability could result in significant fluctuations to contingent consideration expense/(benefit) recognized in the Company’s Consolidated Statements of Operations.

During the three months and six months ended June 30, 2013, the Company recognized a contingent consideration expense of $3.0 million and $6.0 million, respectively, compared to $53.2 million and $56.4 million for the same periods in the prior year. For the three months and six months ended June 30, 2012, the increase in the fair value of the contingent consideration liability was primarily a result of changes made to the PTRS and reflects the expense recorded for the period following the June 20, 2012 vote by the U.S. Food and Drug Administration (FDA) Oncology Drug Advisory Committee (CDAC) in favor of the approval of Kyprolis. The expense recorded for the three and six month periods ended June 30, 2013 relate to the time value of the liability.

Note 7.  Derivative Instruments

The Company has established a foreign currency hedging program to mitigate the foreign exchange risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. Dollar denominated currencies and reduce volatility in the Company’s cash flow and earnings. The Company hedges a certain portion of anticipated cash flows with foreign currency exchange forward and option contracts, typically no more than one year into the future. The underlying exposures, both revenue and expenses, are denominated in currencies other than the U.S. Dollar, primarily euro, British Pound, Japanese Yen and Swiss Franc. The Company does not enter into derivative financial contracts for speculative purposes. As of June 30, 2013, foreign currency derivative contracts that were not settled were recorded at fair value on the Condensed Consolidated Balance Sheet.

The fair values of the Company’s derivative instruments are estimated taking into consideration current market rates and the current creditworthiness of the counterparties or the Company, as applicable. The Company’s foreign currency forwards and options used to hedge anticipated cash flows, where the underlying exposure of revenues and expenses are denominated in the euro, British Pound and Swiss Franc, have not been designated as hedging instruments under ASC 815. The changes in the fair value of these foreign currency options are included in the “Other income (expense)” line item in the accompanying Condensed Consolidated Statements of Operations.

At June 30, 2013 and December 31, 2012, the Company had the following outstanding derivative instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		June 30, 2013	December 31, 2012		June 30, 2013	December 31, 2012
		(In thousands)			(In thousands)
Derivatives not designated as hedges:
Foreign currency option contracts	Prepaid expenses and other current assets	$216	$—	Accrued liabilities	$62	$—
Total derivatives not designated as hedges		216	—		62	—
Total derivatives		$216	$—		$62	$—

The effect of derivative instruments on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2013 were as follows:

	Foreign Currency Contracts		Foreign Currency Contracts
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Derivatives not designated as hedges:
Net gain (loss) recognized in net income (loss)	$56	$(40)	$56	$309

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

Note 8. Fair Value Measurements

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

The Company’s financial assets and liabilities (cash equivalents, current and non-current marketable securities, derivative instruments, convertible senior notes and current and non-current liabilities for contingent consideration), which require fair value measurement on a recurring basis, are classified within the fair value hierarchy as follows:

	As of June 30, 2013
	(In thousands)
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market	$24,029	$24,029	$—	$—	$24,029
Corporate and financial institutions debt	299,863	—	299,863	—	$299,863
Auction rate securities	5,451	—	—	5,451	$5,451
Asset-backed securities	6,945	—	6,945	—	$6,945
Municipal bonds	61,693	—	61,693	—	$61,693
U.S. government agencies	76,189	—	76,189	—	$76,189
U.S. treasury bills	49,224	49,224	—	—	$49,224
Total	$523,394	$73,253	$444,690	$5,451	$523,394

Liabilities:
Liability for contingent consideration, current and non-current	$155,115	$—	$—	$155,115	$155,115
Convertible senior notes due 2016 (face value $230,000)	180,700	—	520,456	—	520,456
Total	$335,815	$—	$520,456	$155,115	$675,571

	As of December 31, 2012
	(In thousands)
	As reflected on the balance sheet	Level 1	Level 2	Level 3	Total
Assets:
Money market	$19,297	$19,297	$—	$—	$19,297
Corporate and financial institutions debt	229,053	—	229,053	—	229,053
Auction rate securities	8,323	—	—	8,323	8,323
U.S. government agencies	88,514	—	88,514	—	88,514
U.S. treasury bills	29,222	29,222	—	—	29,222
Total	$374,409	$48,519	$317,567	$8,323	$374,409

Liabilities:
Liability for contingent consideration, current and non-current	$149,163	$—	$—	$149,163	$149,163
Convertible senior notes due 2016 (face value $230,000)	174,404	—	468,533	—	468,533
Total	$323,567	$—	$468,533	$149,163	$617,696

Marketable Securities

Level 2 assets consist of debt securities issued by corporate and financial institutions, U.S. government and municipal agencies and asset-backed securities. The fair value of these securities is estimated using a weighted average price based on market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. There were no transfers between level 1 and level 2 assets during the periods presented.

Level 3 assets include securities with an auction reset feature (“auction rate securities”), which are classified as available-for-sale securities and reflected at estimated fair value. In February 2008, auctions began to fail for these securities and each auction for the majority of these securities since then has failed. As of June 30, 2013, the fair value of each of these securities is estimated utilizing a discounted cash flow analysis that considers interest rates, the timing and amount of cash flows, credit and liquidity premiums, and the expected holding periods of these securities. The unobservable inputs for these securities are the liquidity premium and expected holding period. The discount rates used in the cash flow analysis that includes the liquidity premium was 2.1%. An increase or decrease of 1% in the discount rate would have a $0.3 million change in the auction rate securities valuation. The expected holding period was 4.9 years. An increase or decrease of 1 year in the expected holding period would have a less than $0.1 million change in the auction rate securities valuation. The following table provides a summary of changes in fair value of the Company’s auction rate securities:

	Auction Rate Securities		Auction Rate Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Fair value at beginning of period	$8,178	$22,384	$8,323	$22,102
Redemptions	(2,700)	—	(2,900)	—
Change in valuation	(27)	565	28	847
Fair value at end of period	$5,451	$22,949	$5,451	$22,949

As of June 30, 2013, as a result of the decline in fair value of the Company’s auction rate securities, which the Company believes is temporary and attributes to liquidity rather than credit issues, the Company has recorded an unrealized loss of $0.2 million included in the accumulated other comprehensive income, or OCI, line of stockholders’ equity. All of the auction rate securities held by the Company as June 30, 2013 consist of securities collateralized by student loan portfolios, which are substantially guaranteed by the United States government. Any future fluctuation in fair value related to the auction rate securities that the Company deems to be temporary, including any recoveries of previous write-downs, will be recorded in accumulated other comprehensive income (loss). If the Company determines that any decline in fair value is other than temporary, it will record a charge to earnings as appropriate. The Company does not intend to sell these securities and management believes it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost bases. The securities redeemed during the three months and six months ended June 30, 2013 were all redeemed at par. Refer to Note 9 “Marketable Securities” for further details.

Liability for Contingent Consideration

Level 3 liabilities include the acquisition-related liability for contingent consideration the Company recorded representing the amounts payable to former Proteolix stockholders upon the achievement of specified regulatory approvals for Kyprolis in the U.S. and Europe within pre-specified timeframes. The range of the undiscounted amounts the Company could be required to pay for the remaining earn-out payments is between zero and $365.0 million. The fair value of this Level 3 liability is estimated using a probability-weighted discounted cash flow analysis and a discount rate that reflects the uncertainty surrounding the expected outcomes, which the Company believes is appropriate and representative of a market participant assumption. Subsequent changes in the fair value of this liability are recorded to the “Contingent consideration” expense line item in the Condensed Consolidated Statements of Operations under operating expenses. The unobservable input for this liability is the probability of occurrence by the contractual milestone dates primarily based on PTRS. The range in PTRS is consistent with industry standards of other oncology compounds. A 1% change in the probability of occurrence of each milestone would have a $2.5 million change in the contingent consideration liability. During the three months and six months ended June 30, 2013, the Company recognized contingent consideration expense of $3.0 million and $6.0 million, respectively, compared to $53.2 million and $56.4 million for the same periods last year.

The following table provides a summary of the changes in the fair value of the liability for contingent consideration:

	Liability for Contingent Consideration		Liability for Contingent Consideration
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Fair value at beginning of period	$152,093	$163,168	$149,163	$159,990
Change in valuation	3,022	53,214	5,952	56,392
Fair value at end of period	$155,115	$216,382	$155,115	$216,382

Convertible Senior Notes due 2016

Level 2 liabilities consist of the Company’s convertible senior notes due 2016. The fair value of these convertible senior notes is estimated based on directly and indirectly observable inputs. In accordance with ASC 825-10, Financial Instruments, the estimated market value of the Company’s convertible senior notes as of June 30, 2013 was $520.5 million. The Company’s convertible senior notes due 2016 are not marked-to-market and are carried at face value less the unamortized portion of the original issue discount, which resulted from issuance costs and the bifurcation of the fair value of the conversion feature. The portion of the value allocated to the conversion option is included in stockholders’ equity in the accompanying unaudited Condensed Consolidated Balance Sheet June 30, 2013.

Note 9. Marketable Securities

Marketable securities consist primarily of corporate debt securities, corporate commercial paper, debt securities of United States government agencies, auction rate notes and money market funds and are classified as “available for sale.” Available for sale securities are reported at fair value based on quoted market prices, with unrealized gains and losses reported in accumulated other comprehensive income (loss) within stockholders’ equity. The cost of a security sold or the amount reclassified out of accumulated other comprehensive income (loss) into earnings is determined using specific identification. The Company may pay a premium or receive a discount upon the purchase of marketable securities. Interest earned and gains/losses realized on marketable securities and amortization of discounts received and accretion of premiums paid on the purchase of marketable securities are included in investment income/expense. The weighted-average maturity of the Company’s current marketable securities as of June 30, 2013 was approximately 12 months.

Available-for-sale marketable securities consisted of the following:

	June 30, 2013
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Government/agency bond investments:
Current	$159,648	$51	$(110)	$159,589
Total Government/agency bond investments	159,648	51	(110)	159,589
Corporate debt and other investments:
Current	268,157	88	(445)	267,800
Non-current	5,675	—	(224)	5,451
Total corporate debt and other investments	273,832	88	(669)	273,251
Total available-for-sale marketable securities	$433,480	$139	$(779)	$432,840

	December 31, 2012
	Adjusted	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Government/agency bond investments:
Current	$107,673	$65	$—	$107,738
Total Government/agency bond investments	107,673	65	—	107,738
Corporate debt and other investments:
Current	223,192	269	(7)	223,454
Non-current	8,575	—	(252)	8,323
Total corporate debt and other investments	231,767	269	(259)	231,777
Total available-for-sale marketable securities	$339,440	$334	$(259)	$339,515

Government and agency bond investments include: agency bonds; municipal bonds; and U.S. government treasury bills. Corporate debt and other investments include: corporate and financial institution debt investments; asset-backed securities; and auction rate securities. Estimated fair value was determined for each individual security in the investment portfolio. At June 30, 2013, the Company’s investment portfolio included $5.7 million of AAA rated securities with an auction reset feature (“auction rate securities”) that are collateralized by student loans, which are substantially guaranteed by the United States government. The Company attributes the unrealized losses in its auction rate securities portfolio to liquidity issues rather than credit issues. The estimated fair value of auction rate securities was based on a discounted cash flow model and classified as non-current marketable securities on the accompanying Condensed Consolidated Balance Sheet. The Company recorded a $0.2 million unrealized loss through accumulated other comprehensive income or loss instead of earnings because the Company has deemed the impairment of these securities to be temporary. Refer to Note 8 “Fair Value Measurements” for further details.

Note 10. Inventory

Inventories at June 30, 2013 and December 31, 2012 are summarized below:

	June 30,	December 31,
	2013	2012
	(In thousands)
Raw materials	$18,841	$10,889
Work-in-process	7,805	3,466
Finished goods	2,122	208
Total	$28,768	$14,563

Inventories are stated at the lower of cost or market. Cost is determined by the actual cost method. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, reserves are recorded for the difference between cost and market value, less cost to sell.

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

The following is a summary of the equity and liability components of the 2016 Notes as of June 30, 2013:

June 30, 2013
(In thousands)
Carrying amount of the equity component	$89,468
Net carrying amount of the liability component	$91,232
Unamortized discount of the liability component	$49,295

The effective interest rate used in determining the liability component of the 2016 Notes was 12.5%. The application of ASC 470-20 resulted in an initial recognition of $89.5 million as the debt discount with a corresponding increase to paid-in capital, the equity component, for the 2016 Notes. The debt discount and debt issuance costs are amortized as interest expense through August 2016. For the three months and six months ended June 30, 2013, interest expense was $2.3 million and $4.6 million, respectively, compared to $2.3 million and $4.6 million for the same periods in 2012, relating to the 4.0% stated coupon rate. The non-cash interest expense relating to the amortization of the debt discount for the three months and six months ended June 30, 2013 was $3.2 million and $6.3 million, respectively, compared to $2.8 million and $5.6 million for the same periods in 2012. The estimated fair value of the Company’s senior notes as of June 30, 2013 was $520.5 million.

As a result of the Company stock price meeting certain criteria, the 2016 Notes were convertible for the period of January 1, 2013 to June 30, 2013. As of June 30, 2013, requests for five of the 2016 Notes had been submitted and settled for conversion with a face value of $5,000.

Note 12. Commitments and Contingencies

Commitments

During 2012, the Company entered into commercial manufacturing and supply agreements for the production of Kyprolis. As of June 30, 2013, the Company is committed to purchase products and services of approximately $10.7 million in 2013 under these agreements.

Since May 2011, the Company’s corporate headquarters, including its principal offices, are located in South San Francisco, California. In July 2010, the Company entered into arrangements to lease and sublease a total of approximately 126,493 square feet for its corporate headquarters in South San Francisco, California. The sublease and the lease expire in 2015 and 2024, respectively. Upon expiration of the sublease, the lease will be automatically expanded to include the premises subject to the sublease. The lease includes two successive five-year options to extend the term of the lease to 2034. In November 2011, the Company entered into an arrangement to lease up 170,618 square feet in a building adjacent to its corporate headquarters in South San Francisco, California, and this lease expires in 2024. The construction on this building was completed in December 2012. The lease includes two successive five-year options to extend the term of the lease to 2034. In March 2013, the Company entered into an agreement to lease 107,000 square feet in a building to be constructed adjacent to its corporate headquarters. The lease is expected to expire in approximately 2024. For accounting purposes, due to the nature of the Company’s involvement with the construction of the buildings subject to the lease agreement, the Company is considered to be the owner of the assets during the construction period through the lease commencement date, even though the lessor is responsible for funding and constructing the building shell. Construction to this building commenced in April 2013 and as of June 30, 2013, the Company has capitalized $1.4 million of construction cost in property, plant and equipment, and has also recognized a corresponding amount in long-term debt in the accompanying condensed consolidated balance sheet. The Company expects at the time of completion of the project, if all the building and infrastructure were completed by the lessor, its construction asset and related obligation will be in excess of $22.1 million, excluding costs related to leasehold improvements.

Rent expense for the three months and six months ended June 30, 2013 was $3.2 million and $7.0 million, respectively, compared to $1.2 million and $2.2 million for the same periods in 2012. The Company received no sublease income during these periods.

Contingencies

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that could have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 13. Stock-Based Compensation

The Company accounts for stock-based compensation to consultants, employees and directors by estimating the fair value of stock-based awards using the Black-Scholes option-pricing model and amortizing the fair value of the stock-based awards granted over the applicable vesting period. Total employee stock-based compensation expenses were $12.7 million and $21.4 million for the three months and six months ended June 30, 2013, respectively, compared to $10.9 million and $17.7 million for the same periods in the prior year.

Note 14. Income Taxes

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

The Company recorded income tax expense of $17,000 and $35,000 for the three and six months ended June 30, 2013, primarily related to state and foreign income taxes. For the three and six months ended June 30, 2012, the Company recorded an income tax benefit of $15,000 and an income tax expense of $3,000, primarily related to state and foreign income taxes.

There were no changes to the Company’s unrecognized tax benefits for the three and six months ended June 30, 2013. As of June 30, 2013, the total unrecognized tax benefit was $11.9 million. The Company does not expect to have any significant changes to unrecognized tax benefits over the next twelve months other than a potential adjustment resulting from completion of a tax credit analysis, which will have no impact on its net loss. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as a component of income tax expense. No interest or penalties have been recorded for the three and six months ended June 30, 2013.

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

The tax years from 1993 and forward remain open to examination by the federal and state taxing authorities due to net operating loss and credit carryforwards. The Company is currently under examination by the California Franchise Tax Board.  The Company is not under examination by the Internal Revenue Service or other taxing authorities.

Note 15. Net Income (Loss) per Share

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

Dilutive potential common shares for dilutive convertible senior notes are calculated based on the “if-converted” method. Under the “if-converted” method, when computing the dilutive effect of convertible senior notes, the numerator is adjusted to add back the amount of interest and debt issuance costs recognized in the period and the denominator is adjusted to add the amount of shares that would be issued if the entire obligation is settled in shares. As of June 30, 2013, the Company’s outstanding indebtedness consisted of its 4.0% convertible senior notes due 2016.

Dilutive potential common shares also include the dilutive effect of the common stock underlying in-the-money stock options and are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option and the average amount of compensation cost, if any, for future service that the Company has not yet recognized when the option is exercised, are assumed to be used to repurchase shares in the current period.

The computations for basic and diluted net income (loss) per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Numerator:
Net income (loss) - basic	$(53,168)	$(106,049)	$(86,839)	$(162,261)
Add: interest and issuance costs related to convertible senior notes	—	—	—	—
Net income (loss) - diluted	$(53,168)	$(106,049)	$(86,839)	$(162,261)

Denominator:
Weighted average common shares outstanding - basic	72,951	64,209	72,113	63,953
Dilutive effect of convertible senior notes	—	—	—	—
Dilutive effect of stock options	—	—	—	—
Weighted-average common shares outstanding and dilutive potential common shares - diluted	72,951	64,209	72,113	63,953

Net income (loss) per share:
Basic	$(0.73)	$(1.65)	$(1.20)	$(2.54)
Diluted	$(0.73)	$(1.65)	$(1.20)	$(2.54)

Under the “if-converted” method, 5.8 million potential common shares relating to the 2016 Notes were not included in diluted net income (loss) per share for the three months and six months ended June 30, 2013 because their effect would be anti-dilutive. Diluted net loss per share does not include the effect of 3.3 million stock option awards that were outstanding during the three months and six months ended June 30, 2013, because their effect would have been anti-dilutive.

Note 16. Accumulative Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) was as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Net unrealized gain (loss) on available-for-sale securities	$(640)	$74
Accumulated other comprehensive income (loss)	$(640)	$74

The change in accumulated other comprehensive income (loss), net of tax, by component for the three and six months ended June 30, 2013 and 2012 were as follows:

	Unrealized Gains (Losses) on Available-for-Sale Securities
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(In thousands)
Beginning balance	$42	$74	$(1,261)	$(2,011)
Other comprehensive income (loss) before reclassification	(781)	(808)	649	1,399
Amount reclassified from accumulated other comprehensive income	99	94	—	—
Net current-period other comprehensive income (loss)	(682)	(714)	649	1,399
Closing balance	$(640)	$(640)	$(612)	$(612)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “potential,” “believe,” and similar expressions to identify forward-looking statements. These statements appearing throughout our Form 10-Q are statements regarding our intent, belief, or current expectations, primarily regarding our operations. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including those set forth under Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company dedicated to developing and commercializing innovative therapies that target the molecular mechanisms that cause cancer. By applying our expertise to develop and commercialize therapies designed to exploit the genetic and molecular differences between cancer cells and normal cells, we have built two franchise platforms — one in kinase inhibition and one in proteasome inhibition. In our kinase inhibitor franchise, our lead product, Nexavar® (sorafenib) tablets, is approved in multiple countries for unresectable liver cancer and advanced kidney cancer, and is under regulatory review for the treatment of patients with radioactive iodine-refractory differentiated thyroid cancer in the United States and the European Union. With our development and marketing partner Bayer HealthCare Pharmaceuticals Inc., or Bayer, we share equally in the profits and losses of Nexavar worldwide, except Japan. A second oral multi-kinase inhibitor, Stivarga® (regorafenib) tablets, a Bayer compound, is approved for the treatment of metastatic colorectal cancer (mCRC) in the United States, Canada and Japan, and for the treatment of locally advanced, unresectable or metastatic gastrointestinal stromal tumors (GIST) in the United States, and is under regulatory review for mCRC in the European Union, and for GIST in Japan. Onyx receives a twenty percent royalty from Bayer on net sales of Stivarga in approved oncology indications, globally.

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

•                  investing with Bayer in a development program for Nexavar in breast cancer, as well as in the liver and kidney cancer adjuvant setting;

•                  preparing for future commercialization opportunities of Nexavar, Stivarga, Kyprolis and oprozomib; and

•                  continuing to expand our pipeline by advancing earlier stage therapies, as well as evaluating and adding new pipeline opportunities.

Business Highlights

During the second quarter of 2013, we continued to execute on our Kyprolis commercialization strategy and our value building strategy by improving commercial margin for Nexavar and by jointly promoting Stivarga with Bayer.

Kyprolis

Kyprolis (carfilzomib) is approved by the United States Food and Drug Administration, or FDA, for the treatment of patients with multiple myeloma who have received at least two prior therapies including bortezomib and an immunomodulatory agent (IMiD), and have demonstrated disease progression on or within 60 days of completion of the last therapy. Approval was based on response rate. Clinical benefit, such as improvement in survival or symptoms, has not been verified. Carfilzomib is a tetrapeptide epoxyketone proteasome inhibitor that irreversibly binds to the N-terminal threonine-containing active sites of the 20S proteasome, the proteolytic core particle within the 26S proteasome. Carfilzomib has antiproliferative and proapoptotic activities in vitro in solid and hematologic tumor cells. Carfilzomib inhibits proteasome activity in blood and tissue and delays tumor growth in preclinical models of multiple myeloma, hematologic, and solid tumors.

Commercialization Status

During the second quarter of 2013, we continued to execute on our Kyprolis commercialization strategy. Net sales of Kyprolis during the three months and six months ended June 30, 2013 were $61.0 million and $125.0 million, respectively.

As part of the global commercialization strategy for Kyprolis, Onyx is exploring opportunities in countries outside of the United States that consider and permit marketing authorization based on U.S. approval. Onyx has established distribution agreements in Israel, Turkey, Colombia and Argentina, and is pursuing agreements in additional international markets with established distributors for regulatory and commercialization activities. Commercialization in other countries will be subject to successful completion of additional Kyprolis clinical studies and obtaining additional regulatory approvals. In addition, pending results of our two ongoing Phase 3 studies, FOCUS and ASPIRE, Onyx expects to pursue registration in Europe and other territories elsewhere in the world.

Recent developments

In late July, one of our representatives met with the independent Data Monitoring Committee (DMC) for our FOCUS study following the DMC review of a planned interim analysis.  On the basis of this review, the DMC notified us that the study may continue as planned without modification.

Onyx has initiated a global Phase 3 trial evaluating carfilzomib in combination with melphalan and prednisone versus bortezomib (Velcade®) with melphalan and prednisone in 882 patients with newly diagnosed, transplant ineligible multiple myeloma, referred to as the CLARION trial. The primary endpoint of the trial is progression-free survival.

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

Commercialization Status

During the second quarter of 2013, we continued to execute on our value-building strategy with our partner Bayer, by improving commercial margin of Nexavar and experienced continued growth in the Asia Pacific region and United States.

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

Recent developments

On June 30, 2013, Bayer announced the submission of a New Drug Application, or NDA, to the FDA and an application for marketing authorization to the European Medicines Agency (EMA) for Nexavar for the treatment of radioactive iodine-refractory differentiated thyroid cancer. The submission is based on data from pivotal Phase 3 DECISION trial. In the trial, sorafenib significantly extended progression-free survival (PFS), the primary endpoint of the trial.

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

Stivarga is approved by the FDA and regulatory bodies in Canada, Japan and Switzerland for the treatment of patients with metastatic colorectal cancer (mCRC) who have been previously treated with currently available therapies (including fluoropyrimidine-, oxaliplatin- and irinotecan-based chemotherapy, an anti-VEGF therapy, and, if KRAS wild type, an anti-EGFR therapy). The United States approval of Stivarga is based on results from the pivotal Phase 3 CORRECT study that demonstrated improvement in overall survival (OS) and progression-free survival (PFS) compared to placebo in patients with mCRC whose disease had progressed after approved standard therapies.

Stivarga has also received regulatory approvals in the United States and in Japan for the treatment of patients with locally advanced, unresectable or metastatic gastrointestinal stromal tumors (GIST) who have been previously treated with imatinib and sunitinib malate.

Commercialization Status

We and Bayer jointly promote Stivarga in the U.S. Onyx receives a 20% royalty on Bayer’s global net sales of Stivarga in jurisdictions that have received commercial marketing approval. Stivarga royalty revenue was $10.2 million and $19.3 million for the three months and six months ended June 30, 2013, respectively.

Recent developments

In June 2013, Bayer announced that Stivarga had been recommended for approval by the European Committee for Medicinal Products for Human Use (CHMP) treatment of adult patients with mCRC who have been previously treated with, or are not considered candidates for, available therapies. These include fluoropyrimidine based chemotherapy, an anti VEGF therapy and an anti EGFR therapy. The decision of the European Commission on the approval is expected in the third quarter of 2013.

As part of a broad development program, Bayer has communicated plans to initiate two additional Phase 3 trials in 2013. The first study in approximately 530 patients is evaluating the efficacy and safety of regorafenib in patients with advanced liver cancer who have progressed on Nexavar (sorafenib) treatment and has begun enrollment. The primary endpoint of the study is overall survival. The second study is planned in patients with mCRC following resection of liver metastases.

Financial Highlights

The following table is a summary of our financial highlights:

	Three Months Ended June 30,		Change 2013 vs 2012		Six Months Ended June 30,		Change 2013 vs 2012
	2013	2012	$	%	2013	2012	$	%
	(In thousands, except per share amounts and percentages)				(In thousands, except per share amounts and percentages)
Total revenue	$153,026	$72,704	80,322	110%	$298,518	$144,736	153,782	106%
Operating Expenses	200,559	178,477	22,082	12%	374,524	301,260	73,264	24%
Income (loss) from operations	(47,533)	(105,773)	58,240	55%	(76,006)	(156,524)	80,518	51%
Net income (loss)	(53,168)	(106,049)	52,881	50%	(86,839)	(162,261)	75,422	46%
Diluted net income (loss) per share	(0.73)	(1.65)	0.92	56%	(1.20)	(2.54)	1.34	53%

	June 30, 2013	December 31, 2012	Change	%
Cash, cash equivalents and current and non-current marketable securities	$755,907	$492,759	$263,148	53%

Total revenue more than doubled for the three months and six months ended June 30, 2013 from the same periods in 2012 and included product revenue from the sale of Kyprolis, revenue from the Nexavar collaboration, royalty revenue from sales of Stivarga by Bayer, and contract revenue from collaboration in connection with palbociclib development from Pfizer. Kyprolis net sales were $61.0 million and $125.0 million for the three months and six months ended June 30, 2013, respectively, including a favorable gross-to-net accrual adjustment of $5.9 million during the six months ended June 30, 2013. Revenue from the Nexavar collaboration was $81.8 million and $152.1 million for the three months and six months ended June 30, 2013, compared to $72.7 million and $144.7 million for the same periods in 2012. Nexavar net sales, as recorded by Bayer, excluding Japan, were $229.7 million and $428.2 million for the three months and six months ended June 30, 2013, respectively, compared to $214.5 million and $424.2 million for the same periods in 2012. The increase in Nexavar sales was primarily due to sales growth in the United States and Asia Pacific regions. Nexavar collaboration commercial profit improved to 67% for both the three and six months ended June 30, 2013, compared to 61% and 63% for the same periods in 2012. Stivarga royalty revenue was $10.2 million and $19.3 million for the three months and six months ended June 30, 2013, respectively. Onyx receives a 20% royalty on Bayer’s global net sales of Stivarga in jurisdictions that have received commercial marketing approval.

Total operating expenses for the three months and six months ended June 30, 2013 increased by 12% and 24%, respectively, from the same periods in 2012, primarily due to the global development of Kyprolis, particularly the ongoing Phase 3 ENDEAVOR trial, start-up activities associated with the front-line CLARION study, and due to the increase in selling, general and administrative expenses related to the Kyprolis commercial launch in the United States and adding select capabilities internationally, which were offset by lower Kyprolis Phase 3 FOCUS and ASPIRE trial expenses and lower contingent consideration expense.

Cash, cash equivalents and current and non-current marketable securities at June 30, 2013 were $755.9 million, an increase of $263.1 million, or 53%, from $492.8 million at December 31, 2012. The increase is primarily attributable to net cash proceeds of approximately $352.4 million received from a public offering of 4.4 million shares of common stock in January 2013.

Critical Accounting Policies, Estimates and Judgments

The accompanying discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Condensed Consolidated Financial Statements requires us to make significant estimates, assumptions and judgments that affect the amounts of assets, liabilities, revenues and expenses and related disclosures. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Significant estimates include assumptions used in the determination of the fair value of marketable securities, revenue from collaboration agreement, multiple element arrangements, the effect of business combinations, fair value measurement of tangible and intangible assets and liabilities, goodwill and other intangible assets, fair value of convertible senior notes, research and development expenses, stock-based compensation and the provision for income taxes. Actual results may differ materially from these estimates. As of June 30, 2013, there have been no significant or material changes to our critical accounting policies or estimates since we filed our 2012 Annual Report on Form 10-K for the year ended December 31, 2012 with the Securities and Exchange Commission (“SEC”).

Results of Operations

Three and six months ended June 30, 2013 and 2012

Total Revenue

Total revenue as compared to prior year was as follows:

	Three Months Ended June 30,		Change 2013 vs 2012		Six Months Ended June 30,		Change 2013 vs 2012
	2013	2012	$	%	2013	2012	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Revenue from collaboration agreement	$81,828	$72,704	$9,124	12.5%	$152,135	$144,736	$7,399	5.1%
Product revenue - Kyprolis	61,037	—	61,037	N/A	125,045	—	125,045	N/A
Royalty revenue - Stivarga	10,161	—	10,161	N/A	19,338	—	19,338	N/A
Contract revenue from collaboration	—	—	—	N/A	2,000	—	2,000	N/A
Total revenue	$153,026	$72,704	$80,322	110%	$298,518	$144,736	$153,782	106%

Total revenue increased by $80.3 million, or 110%, to $153.0 million for the three months ended June 30, 2013 and increased by $153.8 million, or 106%, to $298.5 million for the six months ended June 30, 2013, compared to the same periods in 2012, respectively. The increase in total revenue was primarily as a result of product revenue from Kyprolis of $61.0 million and $125.0 million for the three months and six months ended June 30, 2013, respectively, and royalty revenue from Stivarga of $10.2 million and $19.3 million for the three and six months ended June 30, 2013, respectively, that did not occur in the first half of 2012.

Product revenue from Kyprolis

Product revenue consists of revenue recorded on the sale of Kyprolis. Kyprolis net sales were $61.0 million and $125.0 million for the three and six months ended June 30, 2013, including a favorable gross-to-net accrual adjustment of $5.9 million recorded in the first quarter of 2013. Kyprolis sales of $61.0 million and $119.2 million for the three months and six months ended June 30, 2013, respectively, represented orders placed and received by end customers, clinics and hospitals. The FDA granted accelerated approval of Kyprolis on July 20, 2012. We record revenue on the sale of Kyprolis on the sell-through basis, once our customers sell the product to the end customers. Product revenue is derived by calculating the net sales of Kyprolis by distributors to the physicians and hospitals and deducting estimated government rebates, chargebacks, returns reserve, distribution costs and other deductions.

Kyprolis is currently marketed in the U.S. for the treatment of patients with multiple myeloma who have received at least two prior therapies including bortezomib and an immunomodulatory agent (IMiD), and have demonstrated disease progression on or within 60 days of completion of the last therapy. Kyprolis is also sold in certain international markets on a named patient or early access program.

Product revenue from Kyprolis for the three months and six months ended June 30, 2013 and 2012 is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Product revenue, gross	$69,269	$—	$134,728	$—
Government rebates, chargebacks and other	(4,952)	—	(3,301)	—
Returns reserve and distribution fees	(3,280)	—	(6,382)	—
Product revenue, net	$61,037	$—	$125,045	$—

Government rebates, chargebacks and other include a credit of $5.9 million for the three months ended March 31, 2013, related to a change in an accounting estimate following the completion of a product replacement program, as discussed below.

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

Chargebacks, Government Rebates and Other Deductions:  We estimate reductions to product sales for qualifying U.S. federal and state government programs including discounted pricing offered to Public Health Services, or PHS, as well as government-managed Medicaid programs. Our reserve for PHS is based on actual chargebacks that distributors have claimed for reduced pricing offered to the healthcare providers. Our reserve for Medicaid is based upon statutorily-defined discounts, estimated payor mix, expected sales to qualified healthcare providers, and our expectation about future utilization. We also provided financial assistance to qualifying patients that are underinsured, or cannot cover the cost of commercial coinsurance amounts, through a patient assistance program, Onyx 360. Onyx 360 is available to patients in the U.S. and its territories who meet various financial need criteria. Government rebates that are invoiced directly to us are recorded in accrued liabilities on our Consolidated Balance Sheet. For qualified programs that can purchase our products through distributors at a lower contractual government price, the distributors charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as allowances against accounts receivable on our Consolidated Balance Sheet.

In connection with the launch of Kyprolis, we offered a product replacement program under which certain sales could qualify for the shipment of a free second vial. This program was in effect for sales made through November 30, 2012, and all free replacement vials were required to be authorized by us prior to March 22, 2013. Based on historical program utilization rates for similar products, management estimated that this program would be utilized and adjusted its government rebate and chargeback calculations accordingly for the quarters ended September 30, 2012 and December 31, 2012. During March 2013, the product replacement program came to an end. Since no product replacement claims which met the requirements of the program were received, we reduced our Medicaid rebate and PHS chargeback accrual by $5.9 million, which increased product revenue by the same amount, or $0.08 per share, during the six months ended June 30, 2013.

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

	Chargebacks, Rebates and Other	Distribution Fees and Returns	Total
	(In thousands)
Balance as of December 31, 2012	$7,654	$2,286	$9,940
Provision related to current period sales	4,236	3,102	7,338
Credits/payments	(4,466)	(3,333)	(7,799)
Other	(5,888)	—	(5,888)
Balance as of March 31, 2013	1,536	2,055	3,591
Provision related to current period sales	4,952	3,280	8,232
Credits/payments	(4,325)	(2,267)	(6,592)
Balance as of June 30, 2013	$2,163	$3,068	$5,231

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

Revenue from collaboration agreement consists of our share of the pre-tax commercial profit generated from our collaboration with Bayer and reimbursement of our shared marketing costs related to Nexavar. Under the collaboration, Bayer recognizes all sales of Nexavar worldwide. Revenue from collaboration agreement is derived by calculating net sales of Nexavar to third-party customers and deducting the cost of goods sold, distribution costs, marketing costs (including without limitation, advertising and education expenses, selling and promotion expenses, marketing personnel expenses and Bayer marketing services expenses), Phase 4 clinical trial costs and allocable overhead costs. Reimbursement by Bayer of our shared marketing costs related to Nexavar are also included in the “Revenue from collaboration agreement” line item.

Revenue from collaboration agreement for the three months and six months ended June 30, 2013 is calculated as follows:

	Three Months Ended June 30,		Change 2013 vs 2012		Six Months Ended June 30,		Change 2013 vs 2012
	2013	2012	$	%	2013	2012	$	%
	(In thousands, except percentages)				(In thousands, except percentages)

Nexavar revenue subject to profit sharing (as recorded by Bayer)	$229,708	$214,459	$15,249	7%	$428,233	$424,159	$4,074	1%
Combined cost of goods sold, distribution, selling, general and administrative expenses	75,456	82,632	(7,176)	(9)%	141,596	158,949	(17,353)	(11)%
Combined collaboration commercial profit	$154,252	$131,827	$22,425	17%	$286,637	$265,210	$21,427	8%

Onyx’s share of collaboration commercial profit	$77,126	$65,913	$11,213	17%	$143,318	$132,605	$10,713	8%
Reimbursement of Onyx’s shared marketing expenses	4,702	6,791	(2,089)	(31)%	8,817	12,131	(3,314)	(27)%
Revenue from collaboration agreement	$81,828	$72,704	$9,124	13%	$152,135	$144,736	$7,399	5%

In accordance with our collaboration agreement with Bayer, Bayer recognizes all revenue from the sale of Nexavar. As such, for the three and six months ended June 30, 2013 and 2012, we reported no product revenue related to Nexavar.

Revenue from collaboration agreement was $81.8 million and $152.1 million for the three and six months ended June 30, 2013, respectively, compared to $72.7 million and $144.7 million for the same periods in 2012. The increase in revenue from collaboration was primarily due to sales growth in the United States and Asia Pacific regions, specifically Taiwan and Korea, as well as lower expenses. Collaboration commercial profit for the three and six months ended June 30, 2013 increased to 67%, for both periods, as a percentage of Nexavar revenue subject to profit sharing in 2013 from 61% and 63% for the three and six months ended June 30, 2012. Revenue from collaboration agreement is directly affected by the increases and decreases in Nexavar net revenue, over and above the associated cost of goods sold, distribution, selling and general administrative expenses. In addition, as our reimbursement of shared marketing expenses increases or decreases, our revenue from collaboration agreement increases or decreases accordingly. We expect Nexavar sales and Bayer’s and our shared cost of goods sold, distribution, selling and general administrative expense to increase as Bayer continues to expand Nexavar marketing and sales activities outside of the United States, particularly in certain Asia Pacific countries. Prolonged or profound economic downturn may result in adverse changes to product reimbursement and pricing and sales levels, which would harm our operating results.

Royalty revenue from Stivarga

Stivarga royalty revenue was $10.2 million and $19.3 million for the three and six months ended June 30, 2013, respectively, or 20% of worldwide net sales in approved markets. In October 2011, Onyx and Bayer entered into an agreement regarding regorafenib, which is marketed as Stivarga, in which Onyx and Bayer agreed that Bayer would pay Onyx a royalty of 20% of any future worldwide net sales of regorafenib in jurisdictions that have received commercial marketing approval. Onyx and Bayer also agreed that Onyx will have no obligation to pay past or future development and commercialization costs of regorafenib. Onyx has opted to co-promote regorafenib in the United States with Bayer, and to provide related medical science liaisons, under a fee-for-service arrangement. Development of regorafenib is managed by the same joint governance bodies that manage development of Nexavar; however, in the event of disagreement Bayer has the right to make final decisions for regorafenib.

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

Contract Revenue from Collaboration

Contract revenue from collaboration of $2.0 million for the six months ended June 30, 2013, relates to a milestone fee earned from Pfizer.

In May 1995, we entered into a research and development collaboration agreement with Warner-Lambert Company (formerly Parke Davis), now a subsidiary of Pfizer Inc., or Pfizer, to discover and commercialize small molecule drugs that restore control of, or otherwise intervene in, the misregulated cell cycle in tumor cells. Under this agreement, we developed screening tests, or assays, for jointly selected targets, and transferred these assays to Pfizer for screening of its compound library. The discovery research term ended in August 2001. Because Pfizer is developing a compound identified through this collaboration, we are entitled to receive payments upon achievement of certain clinical development and regulatory milestones and are entitled to receive royalties on worldwide sales.

As a result of the collaboration, Pfizer identified palbociclib (formerly known as PD-0332991), a selective inhibitor of cyclin-dependent kinase 4/6, or CDK 4/6. Pfizer began clinical testing with this drug candidate in late 2004. During the six months ended June 30, 2013 we earned $2.0 million in clinical development milestone fees from Pfizer and to date we have earned $5.0 million in clinical development milestone fees relating to this drug candidate. Under this agreement, remaining additional potential milestones payable by Pfizer to Onyx are, in aggregate, up to approximately $9.5 million and royalty payments will be based on an 8% of net sales, if any. Milestone payments earned under this agreement are classified as “Contract revenue from collaboration” on the Consolidated Statement of Operations.

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

Total Operating Expenses

The expenses associated with development, manufacturing and commercialization of our products were significant factors affecting our results of operations. The following table summarizes our cost and expenses as well as the percentages of total cost and expenses for the periods indicated:

	Three Months Ended June 30,		Change 2013 vs 2012		Six Months Ended June 30,		Change 2013 vs 2012
	2013	2012	$	%	2013	2012	$	%
	(In thousands, except percentages)				(In thousands, except percentages)

Cost of goods sold	$2,043	$—	$2,043	N/A	$4,011	$—	$4,011	N/A
Research and development	102,761	76,356	26,405	35%	194,063	157,017	37,046	24%
Selling, general and administrative	87,512	48,907	38,605	79%	160,057	87,851	72,206	82%
Contingent consideration expense	3,022	53,214	(50,192)	(94)%	5,952	56,392	(50,440)	(89)%
Intangible asset amortization	5,221	—	5,221	N/A	10,441	—	10,441	N/A
Total operating expenses	$200,559	$178,477	$22,082	12%	$374,524	$301,260	$73,264	24%

Cost of goods sold - Kyprolis

Cost of goods sold consist primarily of direct and indirect costs related to the manufacturing of Kyprolis drug product incurred following the U.S. regulatory approval of Kyprolis, including third party manufacturing costs, salaries and benefits, allocation of overhead and royalty payments. A majority of the costs incurred to manufacture Kyprolis commercial supply prior to the U.S. regulatory approval in July 2012, including the Kyprolis drug product on hand, were charged to research and development expenses in the period those costs were incurred, which we expect will cause gross margin on net sales to vary until the inventory on hand at July 20, 2012 has been sold.

Cost of goods sold recorded for the three months and six months ended June 30, 2013 primarily represents manufacturing cost incurred after the U.S. regulatory approval of Kyprolis on July 20, 2012 and royalties, related to the goods sold during the period.

The inventory on hand at July 20, 2012 consisted of materials in various stages of production. At this time we cannot reasonably estimate the timing and rate of consumption of raw materials and work-in-progress inventory, or the timing of the sales of the finished goods to be manufactured with this inventory. The aggregate sales price of inventory on hand could be impacted by a number of factors including, but not limited to, market demand, future pricing of the product, competition and reimbursement by government and other payers. Inventory on hand as of July 20, 2012, that was expensed prior to Kyprolis’ U.S. regulatory approval, had an estimated cost of approximately $15.0 million, excluding any overhead allocation. As of June 30, 2013, we had approximately $3.9 million of the inventory produced before July 20, 2012 on hand and all finished goods inventory which had been produced prior to July 20, 2012 had been sold.

We expect our cost of goods sold to increase in the future as inventory manufactured prior to approval is sold, which will have a negative impact on gross margin. The timing of the sales of such inventory and its impact on gross margin is dependent on the level of sales of Kyprolis. The cost of goods sold as a percentage of revenue for the expected sales of inventory capitalized after July 20, 2012 will be dependent upon our cost to manufacture inventory at normalized production levels under the commercial manufacturing arrangements we recently entered into with third party manufacturers. Therefore, the cost of goods sold as a percentage of future net sales revenue is not reasonably known at this time.

Research and Development Expenses

The increase in research and development expenses of 35% and 24% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 were primarily due to the global development of Kyprolis, particularly the ongoing Phase 3 ENDEAVOR trial, start-up activities associated with the front-line CLARION study, along with oprozomib development expense, and adding select capabilities internationally, which were partially offset by lower Kyprolis Phase 3 FOCUS and ASPIRE trial expense. The costs to develop Kyprolis increased by $22.4 million and $41.3 million, or 42% and 41%, respectively, during the three and six months ended June 30, 2013, respectively, compared to the same periods in the prior year. In addition, the costs to develop oprozomib, our oral proteasome inhibitor, increased by $3.5 million and $7.1 million during the first three and six months ended June 30, 2013, respectively, as we advanced this molecule. Offsetting these increases, Nexavar development expenses decreased by $12.2 million, or 29%, during the six months ended June 30, 2013, compared to the prior year, due to reduced clinical trial activity in 2013, while remaining flat for the three month period ended June 30, 2013 compared to the prior year. Research and development expenses also included stock-based compensation of $3.3 million and $5.9 million for the three and six months ended June 30, 2013, respectively, compared to $2.7 million and $4.6 million for the same periods in 2012.

A significant portion of our total research and development expenses, approximately 73% for both the three and six months ended June 30, 2013, relates to the further development of Kyprolis, compared to 69% and 64% for the same periods in 2012. Approximately 15% of our total research and development expenses for both the three months and six months ended June 30, 2013, relates to our cost sharing arrangement with Bayer and represents our share of the research and development costs incurred by Bayer on Nexavar, compared to 19% and 25% for the same periods in 2012. Our share of the research and development costs incurred for Nexavar include 98% and 97% of the costs incurred by Bayer for Nexavar for the three months and six months ended June 30, 2013, respectively, compared to 95% and 96% for the same periods in 2012. As a result of the cost sharing arrangement between us and Bayer for research and development costs, there were net reimbursable amounts of $14.9 million and $28.0 million due to Bayer for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2012, the net reimbursable amounts due to Bayer were $14.0 million and $38.6 million, respectively. Such amounts were recorded based on invoices and estimates we receive from Bayer. When such invoices have not been received, we must estimate the amounts owed to Bayer based on discussions with Bayer. For the periods covered in the financial statements presented, there have been no significant or material differences between actual amounts and estimates. However, if we underestimate or overestimate the amounts owed to Bayer, we may need to adjust these amounts in a future period, which could have an effect on earnings in the period of adjustment. As of June 30, 2013, our share of the Nexavar development costs incurred to date under the collaboration was $794.5 million.

We expect our research and development expenses to increase in future periods, primarily as a result of anticipated costs to further develop Kyprolis and oprozomib. We are currently conducting multiple Phase 3, Phase 2 and Phase 1 studies in multiple myeloma and solid tumors. We also expect our research and development activities to include developing other product candidates.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, employee benefits, consulting, advertising and promotion expenses, legal costs, other third party costs, corporate functional expenses and allocations for overhead and occupancy costs.

The increase in selling, general and administrative expenses for the three and six months ended June 30, 2013 compared to the same periods in 2012 were primarily due to increased headcount following the hiring of the field force associated with the commercial launch of Kyprolis in the United States and adding select capabilities internationally. Selling expenses increased by $21.7 million and $40.4 million, or 108% and 115%, respectively, for the three and six months ended June 30, 2013 compared to the same period in 2012, primarily related to the Kyprolis field sales force. General and administrative expenses increased by $16.9 million and $31.8 million or 59% and 60% respectively, for the three and six month periods ended June 30, 2013 compared to the same period in 2012, primarily related to the U.S. and international infrastructure build and associated payroll expenses. Selling, general and administrative expenses also included stock-based compensation of $9.1 million and $15.2 million for the three months and six months ended June 30, 2013, respectively, compared to $8.2 million and $13.0 million for the same periods in 2012. We expect our selling, general and administrative expenses to increase further to reflect the full year impact of the commercial costs of Kyprolis and Stivarga, as well as a planned increase in our international commercial infrastructure.

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

We recorded a liability for this contingent consideration related to the three remaining earn-out payments with a fair value of $155.1 million at June 30, 2013 based upon a discounted cash flow model that uses significant estimates and assumptions, including the probability of technical and regulatory success (“PTRS”) of Kyprolis. Contingent consideration expense is recorded for the change in the fair value of the recognized amount of the liability for contingent consideration. During the three months and six months ended June 30, 2013, we recorded contingent consideration expense of $3.0 million and $6.0 million, respectively, compared to $53.2 million and $56.4 million during the same periods in 2012. The increase in the fair value of the contingent consideration liability during 2012 was primarily a result of changes made to the PTRS and reflects the expense recorded for the period following the June 20, 2012 vote by the FDA Oncology Drug Advisory Committee (CDAC) in favor of the approval of Kyprolis.

Intangible Asset Amortization

Amortization expense of $5.2 million and $10.4 million for the three and six months ended June 30, 2013, respectively, relates to our finite-lived intangible asset. Following the regulatory approval of Kyprolis on July 20, 2012, we reclassified the portion of the Kyprolis acquired IPR&D asset that relates to the U.S. market from indefinite lived intangible assets to finite-lived intangible assets. Finite-lived intangible assets consist of acquired IPR&D related to Kyprolis in the United States with a cost of $267.3 million, which is being amortized over its estimated useful life of 13 years, using the straight-line method, following the FDA approval of Kyprolis for marketing in the United States. At June 30, 2013, the accumulated amortization was $19.8 million.

Investment Income, net

Investment income was $0.6 million and $1.2 million for the three and six months ended June 30, 2013, respectively, compared to $0.6 million and $1.4 million for the same periods in 2012. Investment income consists of interest income and realized gains or losses from the sale of investments and remained virtually unchanged year over year.

Interest Expense

Interest expense was $5.7 million and $11.3 million for the three and six months ended June 30, 2013, respectively, compared to $5.4 million and $10.7 million for the same periods in 2012. Interest expense primarily relates to the 4.0% convertible senior notes due 2016 issued in August 2009, and includes non-cash imputed interest expense of $3.2 million and $6.3 million for the three months and six months ended June 30, 2013, respectively, and $2.8 million and $5.6 million for the same periods in 2012 along with coupon interest expense of $2.3 million and $4.6 million for the three and six months ended June 30, 2013, respectively, and $2.3 million and $4.6 million for the same periods in 2012.

Other Income (Expense)

Other expense was $0.5 million and $0.6 million for the three and six months ended June 30, 2013, respectively, compared to other income of $4.5 million and $3.6 million for the same periods in 2012. The decrease in other income was primarily related to a milestone payment received in the prior year from S*BIO as a result of the license of the Janus Associated Kinase 2 (JAK2) inhibitor.

Liquidity and Capital Resources

With the exception of the profitability we achieved for the years ended December 31, 2011, 2009 and 2008, we have incurred significant annual net losses since our inception and have relied primarily on public and private financing, combined with milestone payments we received from our collaborators, to fund our operations. At June 30, 2013, we had cash, cash equivalents and current and non-current marketable securities of $755.9 million compared to $492.8 million at December 31, 2012. The increase of $263.1 million was primarily attributable to net cash proceeds received of approximately $352.4 million from a public offering of 4.4 million shares of common stock, completed in January 2013, partially offset by cash used in operating activities of $114.5 million.

Cash Used in Operating Activities

Net cash used in operating activities was $114.5 million in the first six months of 2013 and $87.0 million in the first six months of 2012. Our net loss of $86.8 million in the first six months of 2013, and $162.3 million in the first six months of 2012, included $21.9 million and $18.6 million, respectively, of non-cash stock based compensation, and $21.0 million and $8.1 million, respectively, of depreciation and amortization expenses. Net loss for the six months ended June 30, 2013 and 2012 included non-cash contingent consideration expense of $6.0 million and $56.4 million, respectively. At June 30, 2013, trade accounts receivable was $131.3 million, an increase of $52.2 million during the first six months of 2013 primarily due to increased sales of Kyprolis. We expect Kyprolis related accounts receivable to increase over time. Deferred revenue at June 30, 2013 of $10.0 million relates to the deferral of revenue on Kyprolis until product is sold to the end customer. Receivable from collaboration partner increased $12.0 million during the first six months of 2013, while accrued liabilities and accrued compensation decreased $3.9 million and $7.1 million, respectively. Inventory also increased $14.2 million during the first six months of 2013, as Kyprolis inventory costs are capitalized post regulatory approval.

Cash Used in and Provided by Investing Activities

Net cash used in investing activities was $104.8 million for the six months ended June 30, 2013, compared to $96.1 million of net cash provided by investment activities for the six months ended June 30, 2012. In the first six months of 2013, purchases of marketable securities exceeded sales and maturities of marketable securities by $94.1 million. During the same period in the prior year, sales and maturities of marketable securities exceeded purchases by $112.2 million. Expenditures for capital assets amounted to approximately $10.7 million in the first six months of 2013 and $16.1 million in the comparable period in 2012, primarily for construction of leasehold improvements at facilities in South San Francisco, California and for equipment to accommodate our employee growth.

Cash Provided by Financing Activities

Net cash provided by financing activities was $389.2 million in the first six months of 2013, compared to $25.5 million in the first six months of 2012. During the first six months of 2013, net proceeds from issuances of common stock was $389.6 million, primarily due to the public offering of 4.4 million shares of common stock in January 2013 in which we raised $352.4 million, in addition to an increase in exercises of employee stock options in 2013 compared to 2012.

Funding Requirements

We anticipate our operating costs to increase in 2013 as we continue to incur expenses for commercial sales of Kyprolis in the U.S. and in certain countries around the world, to conduct sales and marketing, to manufacture commercial product and to further develop Kyprolis, including the ongoing CLARION, ENDEAVOR, FOCUS, ASPIRE and CHAMPION trials, including the comparator drug costs for these trials and further development of oprozomib and other product candidates. In addition, the terms of the agreement and plan of merger for Proteolix provide that we may be required to pay up to an additional $365.0 million in earn-out payments upon the receipt of certain regulatory approvals.

We will incur cash outlays associated with our lease agreements, primarily related to our headquarters and adjacent buildings located and to be constructed in South San Francisco. In July 2010, we entered into arrangements to lease and sublease a total of approximately 126,493 square feet located at 249 East Grand Avenue, South San Francisco, California. In November 2011, we entered into arrangements to lease a total of approximately 170,618 square feet located at 259 East Grand Avenue, South San Francisco, California. In March 2013, we entered into an arrangement to lease an additional 107,000 square feet located at 269 East Grand Avenue, South San Francisco, California for which the rent commencement date is expected in April 2014. As of June 30, 2013, the total future lease obligation related to the three building complex in South San Francisco was approximately $164.0 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any material off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal. We believe that we take a conservative approach to investing our cash in that we invest only in highly-rated securities, diversify our portfolio of investments by limiting the exposure to any one issuer and maintain a short overall duration. Our portfolio consists of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, U.S. government and government-related securities, investment grade corporate and municipal bonds. While we believe we take active measures to mitigate investment risk, such risks cannot be fully eliminated because of market circumstances particularly in the last few years. Our cash equivalents and investments are subject to market risk due to changes in interest rates. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. As part of our risk management procedures, we use analytical techniques including sensitivity analysis to monitor the interest rate risk in our portfolio.A hypothetical increase of 1% in market interest rates would have resulted in a potential loss of $4.3 million and $2.2 million on the fair value of our investment portfolio at June 30, 2013 and December 31, 2012, respectively. A hypothetical decrease of 1% in market interest rates would have resulted in a potential gain of $2.3 million and $0.8 million on the fair value of our investment portfolio at June 30, 2013 and December 31, 2012, respectively.

The table below presents the amounts and related weighted average interest rates of our cash equivalents and marketable securities at:

	June 30, 2013			December 31, 2012
	Maturity	Fair Value (In millions)	Average Interest Rate	Maturity	Fair Value (In millions)	Average Interest Rate
Cash equivalents, fixed rate	0-3 months	$90.6	0.08%	0 - 3 months	$34.9	0.06%
Marketable securities, fixed rate	over 3 months	$432.8	0.48%	over 3 months	$339.5	0.50%

Our 2016 Notes, with a total par value of $230.0 million at June 30, 2013, bear interest at a fixed rate of 4.0%. Due to the fixed interest rate, we have no exposure to interest rate fluctuations. However, underlying market risk exists related to an increase in our stock price which may make the conversion of our 2016 Notes to common stock beneficial to the holders of such notes. Conversion of the 2016 Notes currently would have a dilutive effect on any future earnings and book value per common share.

Liquidity Risk

At June 30, 2013, our investment portfolio includes $5.7 million AAA rated securities with an auction reset feature (“auction rate securities”) that are collateralized by student loans. Since February 2008, these types of securities have experienced failures in the auction process. However, a limited number of these securities have been redeemed at par by the issuing agencies. As a result of the auction failures, interest rates on these securities reset at penalty rates linked to LIBOR or Treasury bill rates. The penalty rates are generally higher than interest rates set at auction. Based on the overall failure rate of these auctions, the frequency of the failures, the underlying maturities of the securities, a portion of which are greater than 30 years, and our belief that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified the auction rate securities as non-current marketable securities on our Condensed Consolidated Balance Sheet as June 30, 2013. We have determined the fair value to be $5.5 million for these securities, based on a discounted cash flow model, and have reduced the carrying value of these marketable securities by $0.2 million through accumulated other comprehensive income (loss) instead of earnings because we have deemed the impairment of these securities to be temporary. Further adverse developments in the credit market could result in an impairment charge through earnings in the future. The discounted cash flow model used to value these securities is based on a specific term and liquidity assumptions. In general, we do not intend to sell any of the auction rate securities it holds, nor will the Company likely be required to sell any of the auction rate securities, before it recovers its amortized cost basis.

Credit Quality Risk

We are also subject to credit risk in connection with accounts receivable from our product sales of Kyprolis, which are primarily due from four United States distributors, who are our customers. We have contractual payment terms with our United States customers. We monitor our customers’ financial performance and credit worthiness so that we can properly assess and respond to any changes in their credit profile. During the first six months of 2013 we did not recognize any charges for write-offs of accounts receivable related to Kyprolis.

Foreign Currency Exchange Rate Risk

A majority of Nexavar sales are generated outside of the United States, and a significant percentage of Nexavar commercial and development expenses are incurred outside of the United States. Our revenue from collaboration agreement is dependent on these foreign currency denominated activities. In addition, we receive Stivarga royalties from sales outside the United States, and we incur research and development and general and administrative expenses outside of the United States. As a result of these underlying non-U.S. Dollar denominated activities, fluctuations in foreign currency exchange rates affect our operating results. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets and liabilities as foreign assets and liabilities are translated into U.S. Dollars for presentation in our financial statements, as well as our operating margins. The primary foreign currencies to which we are exposed are the euro, British Pound, Swiss Franc and Japanese Yen. A hypothetical 10% adverse movement in foreign currency exchange rates versus the U.S. Dollar at June 30, 2013, would have resulted in an approximate $2.0 million reduction in the fair value of foreign currency hedge contracts.

As we expand, we could be further exposed to exchange rate fluctuation in other currencies. Exchange rates between foreign currencies and U.S. Dollars have fluctuated significantly in recent years and may do so in the future. Commencing in the third quarter of 2010, we established a foreign currency hedging program. The objective of the program is to mitigate the foreign exchange risk arising from transactions or cash flows that have a direct or underlying exposure in non-U.S. Dollar denominated currencies in order to reduce volatility in our cash flow and earnings. We have in the past hedged a certain portion of our foreign currency exchange rate exposure with foreign currency forward and option contracts, typically no more than one year into the future, and may in the future enter into other foreign exchange hedging arrangements. These derivative instruments, which include derivative instruments that have been designated as hedges under ASC 815, Derivatives and Hedging, are intended to reduce the effects of variations in our cash flow resulting from fluctuations in foreign currency exchange rates. However, in certain circumstances, these derivative instruments may expose us to the risk of financial loss.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Our chief executive officer and chief financial officer reviewed and evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013 to ensure the information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ending June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Our stock price has increased significantly since we announced that our board of directors authorized our financial advisors to contact potential acquirers who may have an interest in a transaction with us that is in the best interest of our stockholders, and the price per share of our common stock could decrease significantly.

We disclosed in a press release at the end of June 2013 that we received and our Board of Directors rejected an unsolicited offer from Amgen Inc. to purchase all of our outstanding shares and share equivalents for $120 per share in cash, subject to due diligence and other conditions, and that our Board authorized our financial advisors to contact potential acquirers who may have an interest in a transaction with us that is in the best interest of our stockholders. This announcement caused the price of our common stock to increase significantly, from $87 per share at the close of market on the last trading day before the announcement, to $131 per share at the close of market on the first trading day following the announcement. There is no assurance that an improved proposal will be made by Amgen, that a definitive agreement will be executed relating to any proposed transaction, or that any transaction will be approved by our board of directors or consummated. The price of our common stock could be unusually volatile during this period, and if the market perceives that no transaction may occur, or that a transaction may occur at a price less than the current trading price, the price per share of our common stock could decrease, including back to preannouncement levels or even lower.

*Nexavar currently generates the largest portion of our commercial revenues. If Nexavar fails then our business and our ability to develop and commercialize Kyprolis and other products would be significantly harmed.

We rely extensively on Nexavar revenues to fund our operations, including the continued development and commercialization of Kyprolis. Unless we can continue to successfully commercialize Kyprolis or other product candidates and Bayer continues to successfully commercialize Stivarga, we will continue to rely on Nexavar to generate most of our revenues and fund our operations. Kyprolis received FDA approval in July 2012 and is in the early stages of commercialization, while our other product candidates are still development-stage or subject to regulatory review, and we may never obtain approval of or earn revenues from any of our product candidates. Similarly, Stivarga received FDA approval in September 2012 but Bayer may be unsuccessful in continuing to commercialize it. Successful development and commercialization of Kyprolis, Stivarga and our other product candidates is highly uncertain and depends on a number of factors, many of which are beyond our control.

We have never marketed a drug without a partner before, and we may not be able to commercialize Kyprolis successfully.

In order to successfully commercialize Kyprolis, we have expanded our U.S. field force. If we obtain marketing approval outside the United States, we may develop and maintain an international sales, marketing and distribution infrastructure, which may be difficult and time consuming, and may require substantial financial and other resources. We have limited experience maintaining a commercialization infrastructure in the United States and no experience in building such an infrastructure internationally. Factors that may hinder our efforts to maintain our expanded U.S. presence and develop an international sales, marketing, and distribution infrastructure include:

•                  our ability to recruit, retain and effectively manage adequate numbers of effective sales and marketing personnel;

•                  our ability to establish or maintain relationships with wholesalers and distributors;

•                  our ability of sales personnel to obtain access to or convince adequate numbers of physicians to prescribe our products;

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

We may also maintain high inventory levels of Kyprolis to mitigate risks such as variability in product demand, long lead times for manufacturing, supply interruptions of raw materials and production disruptions at our approved manufacturing sites due to contamination, equipment failure or other facility-related issues. The capital required to maintain our desired inventory levels may impact our liquidity and cash flows, and may also heighten the risk of inventory obsolescence and write-offs as a result.

*Our stock price is volatile, our operating results are unpredictable, we have a history of losses and we may be unable to achieve and sustain profitability.

Our stock price is volatile and is likely to continue to be volatile. A variety of factors may have a significant effect on our stock price, including:

•                  fluctuations in our results of operations, including sales of Nexavar, Stivarga and Kyprolis;

•                  announcements by us regarding, or speculation about, our strategic transactions or corporate development activities;

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

•                  developments in our relationship with, or other problems at, our contract manufacturing organizations, and problems in our supply chain systems, including recalls, quality problems and stock outs and other similar problems;

•                  changes in relationships with our distributors;

•                  costs and expenditures in connection with litigation;

•                  disruptions to our business due to political, economic or other social instability, including the impact of an epidemic;

•                  inaccurate forecasting of net revenues and other operating costs;

•                  changes to our effective tax rate;

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

In the past, following our announcement of the accelerated approval of Kyprolis or Bayer’s announcements regarding Nexavar clinical trial results, and following our announcements about various commercial, clinical and regulatory developments for Kyprolis or competing products, our stock price has fluctuated, in some cases significantly.

Our operating results and sales of Nexavar, Kyprolis and Stivarga will likely fluctuate from quarter to quarter and from year to year, and are difficult to predict. Our operating expenses are dependent in part on expenses incurred by Bayer and in certain regions are independent of Nexavar sales. We have to date incurred losses principally from costs incurred in our research and development programs, from our general and administrative costs and the development of our commercialization infrastructure. We will incur operating losses in the future as we expand our development and commercial activities for Kyprolis and our product candidates. We expect to incur significant operating expenses associated with the development and commercialization of Kyprolis and additional products, including potentially Stivarga, if we elect to conduct separate development of Stivarga in certain indications, at our own expense, as permitted under the regorafenib agreement with Bayer.

As a result of the acquisition of Proteolix, we may be required to pay up to an additional $365.0 million in three earn-out payments upon the receipt of certain regulatory approvals within pre-specified timeframes. We recorded a liability for this contingent consideration for the three earn-out payments with a fair value of $155.1 million at June 30, 2013 based upon a discounted cash flow model that uses significant estimates and assumptions. Any changes to these estimates and assumptions could significantly impact the fair values recorded for this liability resulting in significant charges to our Consolidated Statements of Operations. Moreover, we may, at our discretion, make any of the remaining earn-out payments in the form of cash, shares of Onyx common stock or a combination thereof. If we elect to issue shares of our common stock in lieu of making an earn-out payment in cash, this would have a dilutive effect on our common stock and could cause the trading price of our common stock to decline.

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

Nexavar is approved for the treatment of both unresectable liver cancer and advanced kidney cancer, and faces competition and potential future competition in both indications. There are many existing approaches used in the treatment of unresectable liver cancer including alcohol injection, radiofrequency ablation, chemoembolization, cryoablation and radiation therapy. Several other therapies are in development. If Nexavar is unable to compete or be combined successfully with existing approaches or if new therapies are developed for unresectable liver cancer, our business would be harmed.

Similarly, there are several competing therapies approved and in development for the treatment of advanced kidney cancer, including Sutent, a multiple kinase inhibitor marketed in the United States, the European Union and other countries by Pfizer; Torisel, an mTOR inhibitor marketed in the United States, the European Union and other countries by Pfizer; Avastin, an angiogenesis inhibitor approved for the treatment of advanced kidney cancer in the United States and the European Union and marketed by Genentech, a member of the Roche Group; Afinitor, an mTOR inhibitor marketed in the United States and the European Union by Novartis; GlaxoSmithKline’s Votrient, a multiple kinase inhibitor; and Pfizer’s Inlyta, a kinase inhibitor recently approved by the FDA for the treatment of advanced kidney cancer in the United States. Nexavar’s market share in advanced kidney cancer has declined following the introduction of these products into the market.

We expect competition to increase as generic versions of competing products are introduced and additional new products are approved. Beyond unresectable liver cancer and advanced kidney cancer, competitors that target the same tumor types as our Nexavar program and that have commercial products or product candidates at various stages of clinical development include Pfizer, Roche, Wyeth, Novartis International AG, Amgen, AstraZeneca PLC, Astellas Pharma Inc., GlaxoSmithKline, Eli Lilly and several others. A number of companies have agents such as small molecules or antibodies targeting VEGF, VEGF receptors, Epidermal Growth Factor, or EGF, EGF receptors, and other enzymes. In addition, many other pharmaceutical companies are developing novel cancer therapies that, if successful, would also provide competition for Nexavar.

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

Prior to regulatory approval of Kyprolis, we had not marketed products for any hematological cancer, including multiple myeloma, and may be at a disadvantage to our competitors. Kyprolis may face significant competition. Kyprolis competes with products marketed by Millennium Pharmaceuticals, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, Celgene Corporation and potentially against agents currently in development for treatment of this disease by Merck & Co. Inc., Bristol-Myers Squibb, Keryx Biopharmaceuticals, Inc., Nereus Pharmaceuticals, Teva Pharmaceutical Industries Ltd., and other companies. Our competitors may develop and commercialize therapies that change the treatment paradigm for multiple myeloma. For example, Millennium is developing a multiple myeloma therapy to be administered orally and Celgene received marketing authorization from the FDA for Pomalyst in February 2013. Pomalyst was approved by the FDA with a similar label to Kyprolis in terms of eligible patient population. This could result in Kyprolis being used in later lines of therapy due to convenience of Pomalyst’s oral administration, which could erode new patient share growth and negatively impact Kyprolis sales. Kyprolis, which is administered intravenously, may not compete effectively with orally administered drugs, and we may not succeed in developing an orally administered therapy, which would harm our business.

Stivarga may face significant competition. Colorectal cancer is a competitive marketplace with four approved therapies and multiple therapies in phase 3 development. GIST is a relatively infrequently occurring tumor for which there are currently two therapies approved in adjuvant, first and second line GIST, but none approved in the third line plus setting. Imatinib, marketed by Novartis, is a c-kit inhibitor approved in patients with Kit (CD117) positive unresectable or metastatic malignant GIST as well as the adjuvant treatment of adult patients following resection of Kit (CD117) positive GIST. Sunitinib, marketed by Pfizer, is a multi tyrosine kinase inhibitor approved in GIST after disease progression on or intolerance to imatinib. There are several therapies being developed in GIST, most notably phase 3 agents masitinib, by AB Science, and phase 2 agents ganetespib, by Synta, and pazopanib by GlaxoSmithKline.

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

•                  license or acquire products;

•                  seek and obtain FDA and other regulatory approvals;

•                  manufacture products; and

•                  commercialize and obtain reimbursement for products.

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

We are dependent on Bayer and third parties to manufacture Nexavar, Stivarga, Kyprolis, oprozomib or any other product candidates, and do not have the manufacturing expertise or capabilities to manufacture any current or future products.

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

We currently rely on single source suppliers and manufacturers for commercial production of Kyprolis. Significant time and effort is required to develop backup vendors or to replace a vendor in the case of a stoppage. A loss or disruption with any one of our manufacturers or suppliers could disrupt supply of Kyprolis, possibly for a significant time period, and we may not have sufficient inventories to maintain supply before the manufacturer or supplier could be replaced or the disruption is resolved. For example, our contract manufacturer for Kyprolis drug product has experienced media fill failures on the line used to produce Kyprolis, and from January to April 2013 the line was shut down for scheduled upgrades. Future media fill failures or shutdowns could delay the production of clinical or commercial supplies of Kyprolis, in which case we may not have sufficient inventory of Kyprolis product to satisfy our clinical and commercial requirements. In addition, marketed drugs and their contract manufacturing organizations are subject to continual review, including review and approval of their manufacturing facilities and the manufacturing processes, which can result in delays in the regulatory approval process and commercialization. Certain of the raw materials and components used in the manufacture of Kyprolis are provided by unaffiliated third-party suppliers and are specifically cited in the drug application, so that they must be obtained from that specific sole source and may not be obtained from another supplier unless and until the regulatory agency approved such supplier. Introducing a replacement or backup manufacturer or supplier for Kyprolis requires a lengthy regulatory and commercial process and there can be no guarantee that we could obtain necessary regulatory approvals in a timely fashion or at all. In addition, it is difficult to identify and select qualified suppliers and manufacturers with the necessary technical capabilities, and establishing new supply and manufacturing sources involves a lengthy and technical engineering process. Although we are in the process of developing secondary sources of manufacture and supply for Kyprolis, we have not yet done so and anticipate this process will require significant additional time to complete and we can provide no assurances that we will be successful. If our supply of Kyprolis is disrupted, this would have a negative impact on sales that we anticipate would materially diminish our revenues and future prospects.

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

We have limited experience managing regulatory filings and in negotiating product approval and licensure with regulatory authorities. We and Bayer may not succeed in obtaining additional regulatory approvals for Nexavar, Kyprolis and Stivarga or our other product candidates on anticipated timelines or at all. Failure or delay in obtaining regulatory approvals would delay, reduce or prevent further commercialization of Kyprolis, Nexavar and Stivarga or commercialization of our other product candidates, in the United States and other countries. The review process for a regulatory marketing authorization, including an NDA, in the United States and a Marketing Authorization Application, or MAA, in Europe, is extensive, lengthy, expensive and uncertain. Regulatory agencies such as the FDA or the EMA have significant discretion during the review process and may determine to delay action on or approval of a marketing approval application or limit or deny approval of a product candidate for many reasons. For example, the regulatory agencies may:

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

•                  identify deficiencies in, or lack of control over, manufacturing processes, facilities or analytical methods, including those of third party contract manufacturers;

•                  identify deficiencies in, or lack of control over, the pharmacovigilence processes;

•                  change or adversely impact their position due to unexpected or unpredictable external circumstances; and

•                  change their approval policies, adopt new regulations or provide new guidance with significant requirements not currently included or considered when seeking marketing approval.

Even if the FDA, EMA and other regulatory agencies approve marketing of our or Bayer’s products, the regulatory agency may impose requirements, conditions and restrictions that could significantly increase costs or delay, limit or eliminate our and Bayer’s ability to successfully commercialize those products. The regulatory agency may require additional pre-clinical, clinical or retrospective or prospective observational studies or trials at the time of the approval or during the post-marketing phase. For example, the FDA may require a risk evaluation and mitigation strategy, or REMS, which could include a Medication Guide or a Conditions to Assure Safe Use requirement such as special patient monitoring and management to minimize risk of drug-related adverse events. The EMA has endorsed legislation and implemented processes to ensure that every marketing authorization holder has an established and robust pharmacovigilance process and can enforce new risk management measures for newly identified risks. These risk management measures can include safety studies or trials to further evaluate specified risks and study the risks in various populations and during long-term use. The regulatory agency may require post-marketing studies or trials to investigate known serious risks or signals of serious risks or identify unexpected serious risks and may require periodic status reports if new safety information develops. The regulatory agency may impose label restrictions to address safety concerns or limit the patient population. Such label restrictions could include limited indications and usage, expanded contraindications and expanded warnings and precautions. For serious drug-related adverse events, a recall of the product may be required and the regulatory agency could also withdraw existing regulatory approvals. Any REMS plan, post-marketing studies, trials or commitments, label restrictions or withdrawal of regulatory approvals could significantly delay, limit, or prevent successful commercialization of a product or otherwise severely harm our business, financial condition and future prospects. Failure to conduct post-marketing studies in a timely manner may also result in substantial civil fines and even future withdrawal of approval to commercialize.

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

Failure to successfully further develop Nexavar, Kyprolis or Stivarga could harm their commercialization, and failure to successfully launch or commercialize Kyprolis or Stivarga for these or any other reasons would significantly harm our business and future prospects.

*We may not obtain or retain adequate coverage or reimbursement for Kyprolis from third-party payers, which would harm our business.

Our sales of Kyprolis are dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. In the United States, reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that already are reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and imperfections in Medicare or Medicaid data used to calculate these rates. Net prices for products are reduced by mandatory discounts or rebates required by government health care programs and privately-negotiated discounts.

We rely on reimbursement and coverage by federal and state government programs such as Medicare and Medicaid in the United States and will rely on equivalent programs in other countries, once we receive regulatory approval for Kyprolis in those countries. We also rely on coverage and reimbursement from private pharmaceutical insurers in the United States. To the extent that we seek approvals to market Kyprolis in foreign territories, we will need to work with the government-sponsored healthcare systems in Europe and other foreign jurisdictions that are the primary payers of healthcare costs in those regions. Governments and private payers may regulate prices, reimbursement levels and access to Kyprolis in order to control costs or to affect levels of use of our products. We cannot predict the future availability or level of coverage and reimbursement for Kyprolis or our product candidates and a reduction in coverage or reimbursement for our products could have a material adverse effect on our product sales and results of operations. In addition, our estimates of discounts and reserves against our gross sales of Kyprolis, referred to as gross to net adjustments, will continue to be informed and evolve as we continue to build a history of coverage and reimbursement for Kyprolis, which for some categories like Medicaid rebates and returns, may take up to a full year after launch.

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

Physicians who administer Kyprolis to Medicare beneficiaries in their offices are reimbursed at wholesale acquisition cost (WAC) plus six percent until ASP data are available, at which point reimbursement changes to ASP plus six percent. Through 2012, Kyprolis was reimbursed at 95 percent of average wholesale price, or AWP, in the hospital outpatient setting. Effective January 1, 2013, Kyprolis was assigned with a product specific C code and pass-through status for use in the hospital outpatient setting. Kyprolis was reimbursed by CMS at WAC plus six percent in both the physician office and hospital outpatient settings until there is sufficient sales data for CMS to calculate an ASP.  Historically, Medicare’s ASP-based reimbursement has been at ASP plus 6%. However, the Budget Control Act of 2011 requires automatic spending cuts in particular categories of federal outlays, a process known as sequestration. Under sequestration, aggregate Medicare payments for drugs and biologicals administered by physicians and hospital outpatient departments, including Kyprolis, have been reduced by up to 2 percent, effective April 1, 2013. We therefore expect reimbursement to remain at ASP plus 4.3% until April 1, 2014, unless Congress acts to end sequestration before then. Sequestration could remain in effect after April 1, 2014, if Congress does not enact legislation achieving sufficient deficit reduction under the Budget Control Act or an alternate deficit reduction plan. In future years, Congress also could enact legislation to change the reimbursement rate in physician offices or hospital outpatient departments. In addition, when Kyprolis no longer has pass-through status, CMS could implement regulations to change both the hospital payment rate and the cost threshold for determining whether a drug is separately reimbursed in hospital outpatient departments, and these changes could adversely affect payment for Kyprolis. This reduction in CMS reimbursement rates could reduce the number of physician offices and hospital outpatient departments that furnish injectable drugs such as Kyprolis, and therefore could have at least a temporary negative impact on Kyprolis net revenues.  If, as described above, sequestration reduces the number of physicians and hospital outpatient departments that furnish injectable drugs, such as Kyprolis, the proportion of Kyprolis patients receiving treatments in “340B entities,” as described in the following risk factor, could increase, resulting in more sales by us of Kyprolis at the significantly discounted 340B ceiling price.

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

We have limited experience marketing a Medicare Part B drug, or reporting AMP, BP and ASP information, as is required by CMS. If we fail to collect and report information correctly and on a timely basis, our business could be harmed. If we are found to have made a misrepresentation in the reporting of AMP, BP or ASP, we may be subject to significant civil and criminal penalties, including exclusion from federal health care programs.  While we will implement policies in an effort to comply with mandated reimbursement rates, the United States government, state governments and private payers frequently pursue actions against pharmaceutical and biotechnology companies alleging that the companies have overstated prices in order to inflate reimbursement rates. Any such action could adversely affect the pricing of and the commercial success of our products and expose us to civil money penalties or other liability.

In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false AMP, ASP or BP information to the government, we may be liable for civil monetary penalties in the amount of $100,000 per item of false information. Our failure to submit monthly and quarterly AMP, ASP and BP data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the submission is late beyond the due date. In the event that the CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

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

*Healthcare law and policy changes, including those based on recently enacted legislation, may impact our business in ways that we cannot currently predict and these changes could have a material adverse effect on our business and financial condition.

In March 2010, the Healthcare Reform Act, or the PPACA, was adopted. This law substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, and fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

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

While the constitutionality of key provisions of PPACA were upheld by the Supreme Court, legislative changes to it remain possible. We expect that the PPACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase our product sales or successfully commercialize our product candidates or could limit or eliminate our future spending on development projects.  In addition to the PPACA, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payers to keep healthcare costs down while expanding individual healthcare benefits.  For example, legislation may be introduced in Congress that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Foreign policymakers and payers continue to express significant interest in promoting reforms aimed at containing healthcare costs, improving quality and expanding access. In many international markets, governments control the prices of prescription pharmaceuticals, including through the implementation of reference pricing, price cuts, rebates, revenue-related taxes and profit control. The use of formal economic metrics has been increasing across Europe, as well as in several emerging markets throughout the world, to determine whether or not a new product will be reimbursed and, increasingly, in setting the maximum price at which the product will be reimbursed. With increased budgetary constraints, payers in many countries employ a variety of measures to exert downward price pressure such as international price referencing, therapeutic reference pricing (e.g., setting the reimbursement rate for a given class of agents at the lowest price within the class), increasing mandates or incentives for generic substitution, and government-mandated discounts and price cuts. Additionally, many nations are considering or, like France, have implemented new transparency requirements to report certain financial arrangements with physicians and other organizations (either similar to or broader than the requirements in the PPACA).  These transparency requirements could have a material adverse effect on our industry generally and on our interactions with these physicians or other organizations.

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

Nexavar has not been approved in any indications other than unresectable liver cancer and advanced kidney cancer. We and Bayer are currently conducting a number of clinical trials of Nexavar intended to evaluate Nexavar in other indications; however, our clinical trials may fail to demonstrate that Nexavar is safe and effective in other indications, and Nexavar may not gain additional regulatory approval, which would limit the potential market for the product and harm our future prospects. Although we have filed regulatory submissions based on the results of the recent DECISION trial with the FDA and EMA in June 2013, there is no guarantee that Nexavar will receive regulatory approvals for an additional indication in the treatment of RAI-refractory differentiated thyroid cancer. If we are not able to obtain approval for label expansion or alternative delivery mechanisms, we will have incurred significant clinical trial costs without corresponding benefits, our future prospects may suffer and our business and financial condition could be materially and adversely affected. Success in one or even several cancer types does not indicate that Nexavar would be approved or have successful clinical trials in other cancer types. Regulatory requirements change over time, including acceptable clinical endpoints. We may be unable to satisfy new requirements or expectations of regulatory authorities and hence, Nexavar may never be approved in additional indications.

Even if our products receive regulatory approval, guidelines and recommendations published by various organizations may affect the uptake, adoption and use of those products.

Government agencies issue regulations and guidelines directly applicable to us and to our products and to Bayer’s products. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time publish guidelines or recommendations to the medical and patient communities. These various sorts of recommendations may relate to such matters as product usage, dosage, route of administration and use of related or competing therapies. Such recommendations or changes to such recommendations or other changes or other guidelines advocating alternative therapies could result in decreased use of Nexavar, Kyprolis and Stivarga, which may adversely affect our results of operations.

We are dependent upon our collaborative relationship with Bayer to further develop, manufacture and commercialize Nexavar and Stivarga.

Developing, manufacturing and commercializing Nexavar and Stivarga depend in large part upon our relationship with Bayer. If we are unable to maintain our collaborative relationship with Bayer, we may be unable to continue development, manufacturing and marketing activities at our own expense. As permitted under our amended collaboration agreement and regorafenib agreement with Bayer, we may develop Nexavar and Stivarga in certain indications at our own expense. Even if we were able to develop, manufacture and commercialize Nexavar or Stivarga on our own, this would significantly increase our capital and infrastructure requirements, would necessarily impose delays on development programs and could limit the indications we are able to pursue. These expenses and other obstacles could effectively prevent us from developing and commercializing Nexavar and Stivarga on our own, even in situations where we would otherwise be permitted to do so under the collaboration agreement.

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

•                  changes in key management personnel at Bayer, including Bayer’s representatives on the collaboration’s executive team; and

•                  disagreements with Bayer regarding interpretation or enforcement of the collaboration agreement or the regorafenib agreement.

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

*We may need additional funds, our future access to capital is uncertain, and unstable market and economic conditions may have serious adverse consequences on our business.

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

•                  revenue from our product sales and collection of our receivables;

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

•                  competing technological and market developments; and

•                  future fee and milestone payments.

We may not be able to raise additional capital on favorable terms, or at all. If we are unable to obtain additional funds, we may not be able to fund our share of commercialization expenses and clinical trials. We may also have to curtail operations or obtain funds through collaborative and licensing arrangements that may require us to relinquish commercial rights or potential markets or grant licenses on terms that are unfavorable to us. If we change our development plans, acquire rights to or license additional products, or seek to acquire new or complementary businesses, we may need additional funds sooner than we expect. In addition, we anticipate that our expenses related to Kyprolis will increase over the next several years. While these costs are unknown at the current time, we may need to raise additional capital to meet them.

Our general business may be adversely affected by global economic difficulties, a volatile business environment and unpredictable and unstable market conditions. If the equity and credit markets do not sustain improvement or begin to deteriorate again, it may make any necessary future debt or equity financing more difficult, more costly and more dilutive, and may result in adverse changes to product reimbursement and pricing and sales levels, which would harm our operating results. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and future prospects and could require us to delay or abandon clinical development plans or plans to acquire additional technology. There is also a possibility that our stock price may decline, due in part to the volatility of the stock market and the general economic downturn, such that we would lose our status as a Well-Known Seasoned Issuer, which allows us to more rapidly and more cost-effectively seek to raise funds in the public markets.

Additionally, other challenges resulting from the current economic environment include fluctuations in foreign currency exchange rates, global pricing pressures, continued high national unemployment impacting patients’ ability to access drugs, increases in uninsured or underinsured patients affecting their ability to afford pharmaceutical products and increased U.S. free goods to patients. There is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which would directly affect our ability to attain our operating goals on schedule and on budget. Further dislocations in the credit market may adversely impact the value or liquidity of marketable securities owned by us.

*Our operating results could be adversely affected by product sales occurring outside the United States and fluctuations in the value of the United States dollar against foreign currencies or unintended consequences from our currency contracts.

A majority of Nexavar sales are generated outside of the United States, and a significant percentage of Nexavar commercial and development expenses are incurred outside of the United States. Under our collaboration agreement, when these sales and expenses are translated into U.S. dollars by Bayer in determining amounts payable to us or payable by us, we are exposed to fluctuations in foreign currency exchange rates. If we successfully commercialize Kyprolis globally, we expect a significant percentage of Kyprolis revenue would be denominated in currencies other than the U.S. dollar. In addition, our contract with Ono provides for potential milestone and royalty payments in Japanese Yen. We also incur a significant percentage of research and development expenses for Kyprolis and our earlier-stage development products in currencies other than the U.S. dollar. We enter into transactions to manage our exposure to fluctuations in foreign currency exchange rates. Such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which there is a change in the expected differential between the underlying exchange rate in the contracts and actual exchange rate.

The primary foreign currencies in which we have current exchange rate fluctuation exposure are the Euro, British Pound, Swiss Franc and Japanese Yen. As we expand our business geographically, we will be exposed to exchange rate fluctuation in other currencies. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly in recent years and may do so in the future. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact of future exchange rate fluctuations on our operating results.

If serious adverse side effects are associated with Nexavar, Stivarga or Kyprolis, our business could be harmed.

The FDA-approved package inserts for Nexavar, Kyprolis and Stivarga includes several warnings relating to observed adverse reactions. For example, severe and sometimes fatal hepatotoxicity has been observed in clinical studies of Stivarga and severe and sometimes fatal cardiac events or hepatotoxicity has been observed in clinical studies of Kyprolis. The adverse reaction of hepatotoxicity is highlighted as a boxed warning in the labeling for Stivarga, which could increase regulatory scrutiny for adequately addressing risk information in promotional messaging.  A number of these and other adverse reactions are highlighted in the warnings and precautions section of each of these labels.  With commercial use and additional clinical trials of Nexavar and Stivarga, we and Bayer have updated and expect to continue to update adverse reactions listed in the package insert to reflect current information and we also expect to update the adverse reactions listed in the Kyprolis package insert to reflect current information. If additional adverse reactions emerge, or a pattern of severe or persistent previously observed side effects is observed in the relevant patient populations, the FDA or other regulatory agencies could modify or revoke marketing approval of any product or we may choose to withdraw one or more products from the market. If this were to occur, we may be unable to obtain marketing approval in additional indications. In addition, if patients receiving Nexavar, Kyprolis or Stivarga were to suffer harm as a result of their use of these products, these patients or their representatives may bring claims against us. These claims, or the mere threat of these claims, could have a material adverse effect on our business and results of operations.

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

To date, the FDA has approved Nexavar only for the treatment of advanced kidney cancer and unresectable liver cancer. Physicians are not prohibited from prescribing Nexavar for the treatment of diseases other than advanced kidney cancer or unresectable liver cancer, however, we and Bayer are prohibited from promoting Nexavar for any non-approved indication, often called “off label” promotion. Likewise, to date, the FDA has approved Kyprolis only for the treatment of patients with multiple myeloma who have received at least two prior therapies, including bortezomib and an immunomodulatory agent, and have demonstrated disease progression on or within 60 days of completion of the last therapy; and Stivarga only for the treatment of patients with mCRC who have been previously treated with fluoropyrimidine-, oxaliplatin- and irinotecan-based chemotherapy, an anti-VEGF therapy, and, if KRAS wild type, an anti-EGFR therapy, and for the treatment of patients with locally advanced, unresectable or metastatic gastrointestinal stromal tumor (GIST) who have been previously treated with imatinib mesylate and sunitinib malate. Although physicians are not prohibited from prescribing Kyprolis or Stivarga for the treatment of diseases other than the FDA-approved indication, we are prohibited from promoting Kyprolis or Stivarga for any other indications. The FDA and other regulatory agencies actively enforce regulations prohibiting off label promotion and the promotion of products for which marketing authorization has not been obtained. A company that is found to have improperly promoted an off label use may be subject to significant liability, including civil and administrative remedies, as well as criminal sanctions. We engage in the support of medical education activities and engage investigators and potential investigators interested in our clinical trials. Although we believe that all of our communications regarding Nexavar, Kyprolis and Stivarga are in compliance with the relevant regulatory requirements, the FDA or another regulatory authority may disagree, and we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions.

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse are and will be applicable to our business. For example, in the United States, the federal anti-kickback law prohibits, among other things, knowingly and willfully offering,  paying, soliciting, or receiving remunerations intended to induce or in return for the purchase, lease, order or arranging for the purchase, lease or order of any healthcare item or services reimbursable under Medicare, Medicaid or other federal financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Violations of these laws can lead to civil and criminal penalties, including fines, imprisonment and exclusion from participation in federal healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations of our products may be subject to scrutiny if they do not qualify for an exemption or safe harbor. We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

The U.S. federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid.  Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. In addition, in recent years the government has pursued False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved uses. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs.

The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.  A number of states have enacted laws that require pharmaceutical companies to track and report payments, gifts and other benefits relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states.  Other states prohibit providing meals to prescribers or other marketing related activities. Still other states require the posting of information relating to clinical studies and their outcomes.  In addition, California, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes of conduct.  Additional states are considering or recently have considered similar proposals.

The number and complexity of both federal and state laws continue to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Act includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations and the Physician Payment Sunshine or Open Payments Program provisions.  The Open Payments Program will require extensive tracking of physician and teaching hospital payments, maintenance of a payments database, and public reporting of the payment data. CMS recently issued a final rule implementing the Open Payments Program provisions and clarified the scope of the reporting obligations. The final rule also provided that manufacturers must begin tracking on August 1, 2013 and must begin reporting payment data to CMS by March 31, 2014. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, or HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act. Although we are not directly subject to HIPAA, we could be subject to civil penalties for violations of the privacy and security requirements of HIPAA and could also be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business. International laws, such as the EU Data Protection Directive (95/46/EC) and Swiss Federal Act on Data Protection, regulate the processing of personal data within Europe and between European countries and the United States. Failure to provide adequate privacy protections and maintain compliance with Safe Harbor mechanisms could jeopardize business transactions across borders and result in significant penalties.

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

Lastly, similar to the U.S. disclosure and transparency in the Open Payments Program, many countries plan to or, like France, have required extensive tracking of physician, hospital, patient advocacy, and grant payments, maintenance of a payments database, and public reporting of the payment data.  While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to increased risk of government investigations and enforcement actions.

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

Third-party payers and governments are increasingly challenging the pricing of medical products and services, especially in markets outside of the U.S., and their evolving policies may affect the price levels for Nexavar, Kyprolis or Stivarga, or any other future product. Governments outside of the United States may increasingly rely on health, economic and budget impact assessments to determine pricing thresholds for cancer drugs. In addition, the market for our products in the U.S. may be limited by reforms being explored by third party payers, including payment reforms (e.g., reduction in buy and bill reimbursement), patient cost sharing reforms and reforms in utilization management (e.g., increased use of prior authorizations and clinical pathways).

Our success in Europe and other regions, particularly in Asia Pacific, could also depend on obtaining and maintaining government reimbursement. For example, in Europe and in many other international markets, patient access is limited for medicines that are not reimbursed by the government. Negotiating prices with governmental authorities can delay commercialization by up to twelve months or more. Even if reimbursement is available, reimbursement policies may adversely affect sales and profitability of our marketed products. In addition, in Europe and in many international markets, governments control the prices of prescription pharmaceuticals and prices of prescription pharmaceuticals can in some cases decline over the life of the product or as volumes increase. In some cases, health authorities in countries that have been hit particularly hard by the financial crisis limit reimbursement of oncology drugs to specific patient subpopulations to limit the budget impact. In the Asia-Pacific region, excluding Japan, China leads in Nexavar sales, however, reimbursement typically requires multiple steps and is very challenging for oncology products. In March 2013, health authorities in China published a new National Essential Drug List, or NEDL, which lists medicines that are expected to be sold at government controlled prices. Although some basic chemotherapies were included for the first time, there were no targeted oncology drugs, including Nexavar, on the NEDL. Reimbursement policies are subject to change due to economic, political or competitive factors. We believe that this will continue into the foreseeable future as governments struggle with escalating health care spending.

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

•                  maintaining the value and preserving relationships with established industrial, academic and advocacy alliances;

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

Negotiations associated with an acquisition or strategic investment could divert management’s attention and other company resources. Any of the following risks associated with future acquisitions or investments could impair our ability to grow our business, develop new products, or sell Nexavar, Stivarga or Kyprolis, and ultimately could have a negative impact on our growth or our financial results for many reasons:

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

The loss of the services of key employees may have an adverse impact on our business unless or until we hire a suitably qualified replacement. Any of our key personnel could terminate their employment with us at any time and without notice. We depend on our continued ability to attract, retain and motivate highly qualified personnel. We face competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. The recent offer from Amgen to purchase the Company and related developments have added additional challenges. In order to succeed in our research and development efforts, we will need to continue to hire individuals with the appropriate scientific skills.

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

*We incurred significant indebtedness through the sale of our 4.0% convertible senior notes due 2016, and we may incur additional indebtedness in the future. The indebtedness created by the sale of the notes and any future indebtedness we incur exposes us to risks that could adversely affect our business, financial condition and results of operations.

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

*We or Bayer may not be able to protect or enforce our or their intellectual property rights and we may not be able to operate our business without infringing the intellectual property rights of others.

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

Patents and patent applications covering Nexavar and Stivarga are owned by Bayer. Those Nexavar patents that arose out of our collaboration agreement with Bayer are licensed to us, including two United States patents listed in the FDA’s Approved Drug Product List (Orange Book) as covering Nexavar and pharmaceutical compositions of Nexavar. Both patents will expire January 12, 2020. Based on publicly available information, Bayer also has patents in several European countries covering Nexavar, which will expire in 2020. Bayer has other patents and patent applications pending worldwide that cover Nexavar and pharmaceutical compositions of Nexavar alone or in combination with other drugs for treating cancer. Certain of these patents may be subject to possible patent-term extension, the entitlement to and the term of which cannot presently be calculated, in part because Bayer does not share with us all of the information related to its Nexavar patent portfolio. Patents and patent applications covering Stivarga are owned by Bayer. Bayer has an issued patent in Europe that claims Stivarga and expires in 2024, and applications pending in the United States and other countries of the world that, if issued, will also have a patent term expiring in 2024. The 2024 expiration date is without considering any patent term extension to which the patents may be entitled. We cannot be certain that Bayer’s issued patents and future patents if they issue will provide adequate protection for Nexavar or Stivarga or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise. Similarly, we cannot be certain that the patents and patent applications owned by us, acquired in the Proteolix acquisition, or licensed to us by any licensor, will provide adequate protection for Kyprolis or any other product, or will not be challenged by third parties in connection with the filing of an ANDA, or otherwise. The patents related to Kyprolis and oprozomib will begin to expire in 2025 and 2027, respectively. Third parties may claim to have rights in the assets that we acquired from Proteolix, including Kyprolis, or to have intellectual property rights that will be infringed by our commercialization of our assets, including those that we acquired from Proteolix. If third parties were to succeed in such claims, our business and company could be harmed.

The patent positions of biotechnology and pharmaceutical companies are highly uncertain and involve complex legal and factual questions. Our patents, or patents that we license from others, may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Competitors may challenge or circumvent our patents or patent applications. Courts may find our patents invalid. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization, which would reduce or eliminate any advantage the patents may give us. We may not have been the first to make the inventions covered by each of our issued or pending patent applications, or we may not have been the first to file patent applications for these inventions. Third party patents may cover the materials, methods of treatment, dosage or formulation related to our product, or compounds to be used in combination with our products; those third parties may make allegations of infringement. We cannot provide assurances that our products or activities, or those of our licensors or licensees, will not infringe patents or other intellectual property owned by third parties.

Competitors may have independently developed technologies similar or complementary to ours, including compounds to be used in combination with our products. We may need to license the right to use third-party patents and intellectual property to develop and market our product candidates. We may be unable to acquire required licenses on acceptable terms, if at all. If we do not obtain these required licenses, we may need to design around other parties’ patents, or we may not be able to proceed with the development, manufacture or, if approved, sale of our product candidates. We may face litigation to defend against claims of infringement or other violations of intellectual property rights, assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the scope and validity of others’ proprietary rights. We may face challenges to our patents and pending patent applications via mechanisms available through the United States Patent and Trademark Office or its foreign counterparts. In addition, we may require interference, derivation proceedings or similar proceedings in the United States Patent and Trademark Office or its foreign counterparts to establish priority of invention. These activities are uncertain, making any outcome difficult to predict and costly and may be a substantial distraction for our management team.

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

In 2012, the Controller of Patents in India granted Natco Pharma Limited a non-exclusive compulsory license under Bayer’s patent 215758 to make and sell sorafenib tosylate in India, with no right to sublicense or to export, for a 6 percent royalty.   Bayer filed an appeal to the Intellectual Property Appellate Board (IPAB) in Chenai.  The IPAB upheld the license but raised the royalty to 7 percent.   An appeal is being filed by Bayer with the High Court in Mumbai and further appeal may be available up to the Supreme Court.  Bayer has informed us that it will continue to vigorously defend its patent rights, but there can be no assurance of success in this matter. Two other Indian companies, MDL ChemPharm and BDR Pharmaceuticals Inc., have filed for a compulsory license to sell generic Nexavar. Bayer has sued both these parties for patent infringement.

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

Our business may be affected by legal proceedings.

We have been in the past, and may become in the future, involved in legal proceedings. Civil and criminal litigation is inherently unpredictable and outcomes can result in significant fines, penalties and injunctive relief that could affect how we operate our business. Monitoring and defending against legal actions, whether or not meritorious, is time-consuming for our management and requires resources which could otherwise be focused on our business activities. In addition, legal fees and costs incurred in connection with such activities could be significant. Settlements and decisions adverse to our interests in legal actions could result in the payment of substantial amounts and could have a material adverse effect on our cash flow, results of operations and financial position.

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

•                  do not provide for cumulative voting in the election of directors;

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

We have entered into change in control severance agreements with each of our officers at the vice president level and above, including each of our executive officers. These agreements provide for the payment of severance benefits and the acceleration of stock option vesting if the executive officer’s employment is terminated within 24 months of a change in control. The change in control severance agreements may have the effect of preventing a change in control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

2.1(1)†*	Agreement and Plan of Merger dated as of October 10, 2009 among the Company, Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.

2.2(2)†	Amendment No. 1 to Agreement and Plan of Merger dated as of January 27, 2011 between the Company and Shareholder Representative Services LLC.

3.1(3)	Restated Certificate of Incorporation of the Company.

3.2(4)	Amended and Restated Bylaws of the Company.

3.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.5(7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2(3)	Specimen Stock Certificate.

4.3(8)	Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.4(8)	First Supplemental Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.5(8)	Form of 4.00% Convertible Senior Note due 2016.

10.7(9)+	1996 Employee Stock Purchase Plan.

10.13(i)(9)+	2005 Equity Incentive Plan.

10.40(9)+	2013 Cash Performance Incentive Plan.

31.1(10)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(10)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(10)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

+	Management contract or compensatory plan.
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 13, 2009.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2011.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 5, 2008.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (No. 000-28298).
(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.
(7)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 27, 2011.
(8)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.
(9)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 23, 2013.
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

ONYX PHARMACEUTICALS, INC.

Date: August 8, 2013	By:	/s/ N. Anthony Coles
N. Anthony Coles
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2013	By:	/s/ Matthew K. Fust
Matthew K. Fust
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1(1)†*	Agreement and Plan of Merger dated as of October 10, 2009 among the Company, Proteolix, Inc., Profiterole Acquisition Corp., and Shareholder Representative Services LLC.

2.2(2)†	Amendment No. 1 to Agreement and Plan of Merger dated as of January 27, 2011 between the Company and Shareholder Representative Services LLC.

3.1(3)	Restated Certificate of Incorporation of the Company.

3.2(4)	Amended and Restated Bylaws of the Company.

3.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.4(6)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

3.5(7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

4.2(3)	Specimen Stock Certificate.

4.3(8)	Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.4(8)	First Supplemental Indenture dated as of August 12, 2009 between the Company and Wells Fargo Bank, National Association.

4.5(8)	Form of 4.00% Convertible Senior Note due 2016.

10.7(9)+	1996 Employee Stock Purchase Plan.

10.13(i)(9)+	2005 Equity Incentive Plan.

10.40(9)+	2013 Cash Performance Incentive Plan.

31.1(10)	Certification of Chief Executive Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2(10)	Certification of Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(10)	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

101

The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

+	Management contract or compensatory plan.
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 13, 2009.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 2, 2011.
(3)	Filed as an exhibit to the Company’s Registration Statement on Form SB-2 (No. 333-3176-LA).
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 5, 2008.
(5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (No. 000-28298).
(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-134565) filed on May 30, 2006.
(7)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 27, 2011.
(8)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on August 12, 2009.
(9)	Filed as an exhibit to Company’s Current Report on Form 8-K filed on May 23, 2013.
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